Form 10-Q
period 1996-11-02
ABERCROMBIE & FITCH CO /DE/
filed 1996-12-13
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996
                               ----------------

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ---------------

                         Commission file number 1-12107
                                                -------

                            ABERCROMBIE & FITCH CO.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     31-1469076
---------------------------------        -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


               Four Limited Parkway East, Reynoldsburg, OH 43068
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code    (614)  577-6500
                                                  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock                   Outstanding at December 2, 1996
---------------------------------          -------------------------------------
        $.01 Par Value                               8,050,000 Shares

     Class B Common Stock                     Outstanding at December 2, 1996
---------------------------------          -------------------------------------
        $.01 Par Value                               43,000,000 Shares


                            ABERCROMBIE & FITCH CO.

                               TABLE OF CONTENTS



                                                                  Page No.
                                                                  --------
Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
       Thirteen and Thirty-nine Weeks Ended
          November 2, 1996 and October 28, 1995...............        3

     Consolidated Balance Sheets
          November 2, 1996 and February 3, 1996...............        4

     Consolidated Statements of Cash Flows
       Thirty-nine Weeks Ended
          November 2, 1996 and October 28, 1995...............        5

     Notes to Consolidated Financial Statements...............        6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition....       11


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...................       16


                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                  (Unaudited)

                                    Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                  -------------------------  ------------------------
                                  November 2,   October 28,  November 2,  October 28,
                                      1996          1995        1996          1995
                                  -----------   -----------  ----------   -----------
NET SALES                             $87,688       $57,222    $196,139      $129,267

  Cost of Goods Sold, Occupancy
      and Buying  Costs                56,731        37,719     132,236        89,313
                                  -----------   -----------  ----------   -----------
GROSS INCOME                           30,957        19,503      63,903        39,954

  General, Administrative and
      Store Operating Expenses         21,732        15,220      53,252        37,190
                                  -----------   -----------  ----------   -----------
OPERATING INCOME                        9,225         4,283      10,651         2,764
      Interest Expense                  2,643             -       3,794             -
                                  -----------   -----------  ----------   -----------

INCOME BEFORE INCOME TAXES              6,582         4,283       6,857         2,764

      Provision for Income Taxes        2,600         1,700       2,700         1,100
                                  -----------   -----------  ----------   -----------
NET INCOME                            $ 3,982       $ 2,583    $  4,157      $  1,664
                                  ===========   ===========  ==========   ===========
NET INCOME PER SHARE                     $.09          $.06        $.09          $.04
                                  ===========   ===========  ==========   ===========
WEIGHTED AVERAGE SHARES
      OUTSTANDING                      45,945        43,000      43,982        43,000
                                  ===========   ===========  ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                    November 2,   February 3,
                                                        1996          1996
                                                    -----------   -----------
                                                    (Unaudited)
               ASSETS
               ------
CURRENT ASSETS:
  Cash                                                $   1,816      $    874
  Accounts Receivable                                     3,109         3,617
  Inventories                                            51,339        30,388
  Store Supplies                                          4,243         3,529
  Other                                                     961           448
                                                    -----------   -----------

TOTAL CURRENT ASSETS                                     61,468        38,856

PROPERTY AND EQUIPMENT, NET                              51,256        47,203

DEFERRED INCOME TAXES                                     1,218         1,624

OTHER ASSETS                                                  6            10
                                                    -----------   -----------

TOTAL ASSETS                                          $ 113,948      $ 87,693
                                                    ===========   ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   ---------------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                    $   9,357      $  4,359
  Accrued Expenses                                       21,198        14,500
  Intercompany Debt                                           -        86,045
  Credit Agreement                                       29,733             -
  Working Capital Note                                    8,616             -
  Income Taxes                                            1,485         4,892
                                                    -----------   -----------

TOTAL CURRENT LIABILITIES                                70,389       109,796

INTERCOMPANY PAYABLE                                      1,601             -

LONG-TERM MIRROR NOTE                                    50,000             -

OTHER LONG-TERM LIABILITIES                                 855           519

SHAREHOLDERS' EQUITY (DEFICIT):
  Common Stock                                              511             -
  Paid-in Capital                                       118,362           305
  Retained Earnings (Deficit)                          (127,770)      (22,927)
                                                    -----------   -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (8,897)      (22,622)
                                                    -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                                    $ 113,948      $ 87,693
                                                    ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                        Thirty-nine Weeks Ended
                                                       ------------------------
                                                       November 2,   October 28,
                                                          1996          1995
                                                       -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $   4,157      $  1,664
  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                          8,423         6,706
     Changes in Assets and Liabilities:
        Inventories                                       (20,951)      (30,102)
        Accounts Payable and Accrued Expenses              11,696         5,676
        Income Taxes                                       (3,001)       (3,600)
        Other Assets and Liabilities                           56          (121)
                                                        ----------     ---------

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES        380       (19,777)
                                                        ----------     ---------

CASH USED FOR INVESTING ACTIVITIES
  Capital Expenditures                                    (12,910)      (11,657)
                                                        ----------     ---------

FINANCING ACTIVITIES:
  Increase in Intercompany Payable                         15,172        31,566
  Repayment of Intercompany Debt                          (91,000)            -
  Repayment of Trademark Obligation                       (32,000)            -
  Dividend Paid to Parent                                 (27,000)            -
  Proceeds from Borrowings Under Credit Agreement         150,000             -
  Repayment of Borrowings Under Credit Agreement         (120,267)            -
  Net Proceeds from Sale of Stock                         118,567             -
  Other Changes in Shareholders' Equity                         -           150
                                                        ----------     ---------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                 13,472        31,716
                                                        ----------     ---------

NET INCREASE IN CASH                                           942           282
  Cash, Beginning of Year                                      874           592
                                                        ----------     ---------

CASH, END OF PERIOD                                      $   1,816      $    874
                                                        ==========     =========

In the thirty-nine weeks ended November 2, 1996, non-cash financing activities included the distribution of a note representing preexisting obligations of Abercrombie & Fitch's operating subsidiary in respect of certain trademarks in the amount of $32 million by Abercrombie & Fitch's trademark subsidiary to The Limited Inc., distribution of the $50 million long-term mirror note and the conversion of $8.6 million of intercompany debt into the working capital note.


The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     Abercrombie & Fitch Co. (the "Company") was incorporated on June 26, 1996, and on July 15, 1996 acquired the stock of Abercrombie & Fitch Holdings, the parent company of the Abercrombie & Fitch Business, and A&F Trademark, Inc., in exchange for 43 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). The Company is a specialty retailer of high quality, casual apparel for men and women with an active, youthful lifestyle. The business was established in 1892 and subsequently acquired by The Limited in 1988.

     An initial public offering of 8.05 million shares of the Company's Class A common stock, including the sale of 1.05 million shares pursuant to the exercise by the underwriters of their options to purchase additional shares (the "Offering"), was consummated on October 1, 1996. As a result of the Offering, approximately 84.2% of the outstanding common stock of the Company is owned by The Limited.

     Holders of Class A common stock generally have rights identical to holders of Class B common stock except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to three votes per share on all matters submitted to a vote of shareholders. Under certain circumstances, each share of Class B common stock is convertible into one share of Class A common stock, while held by The Limited.

     The net proceeds received by the Company from the Offering, approximating $118.6 million, and cash from operations were used to partially repay the borrowings under the $150 million credit agreement.

     The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to Abercrombie & Fitch Co. and its subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis. The Company is a direct subsidiary of The Limited. The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

     The consolidated financial statements as of and for the periods ended November 2, 1996 and October 28, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Prospectus dated September 25, 1996. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of November 2, 1996 and for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

1.  ADOPTION OF ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will make the required disclosures in its 1996 Annual Report.

3.   INVENTORIES

     The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                November 2,   February 3,
                                                   1996          1996
                                               ------------  -----------
     Property and equipment, at cost              $ 93,294      $ 80,867
     Accumulated depreciation and
      amortization                                 (42,038)      (33,664)
                                               -----------   -----------

     Property and equipment, net                  $ 51,256      $ 47,203
                                               ===========   ===========


5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal income tax group for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate.

6.   FINANCING ARRANGEMENTS

     Short-term borrowings consist of the following at November 2, 1996 (thousands):


     Credit Agreement        $29,733
     Working Capital Note      8,616
                           ---------
                             $38,349
                           =========

     The credit agreement represents the remaining balance on $150 million originally borrowed on July 2, 1996 under a bank credit agreement. The LIBOR-related interest rate at November 2, 1996 was 5.92%. The agreement places restrictions on mergers, consolidations, acquisitions, sales of assets, transactions with affiliates, sale and leaseback transactions, liens, restricted payments, debt and investments. It also contains an interest and rental expense coverage ratio and a maximum ratio of debt to earnings before income taxes, depreciation and amortization. The amounts borrowed are repayable in nine consecutive semi-annual installments, commencing on June 30, 1997. In addition, any outstanding borrowings must be paid in full in the event that The Limited ceases to own directly at least 80% of the outstanding stock of the Company. It is anticipated that the remaining balance will be paid by cash provided from operations within one year, and, accordingly, is classified as short-term borrowings. The working capital note, which represents an obligation payable to The Limited matures on January 31, 1997 and bears interest at an annual rate of 6.75%.

     The long-term mirror note of $50 million represents a note distributed by the Company's operating subsidiary to The Limited on July 2, 1996. The 7.8% interest rate and May 15, 2002 maturity of the mirror note parallels that of the corresponding debt of The Limited.

     Interest paid during the thirty-nine weeks ended November 2, 1996, including interest on the intercompany cash management account (see Note
     7), approximated $2.5 million.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other divisions of The Limited pro rata based upon various allocation methods.

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on the commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The amount of the intercompany payable under these arrangements to The Limited at November 2, 1996 is approximately $1.6 million.

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors of
   Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. at November 2, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 11, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/ COOPERS & LYBRAND L.L.P.
                                                        COOPERS & LYBRAND L.L.P.


Columbus, Ohio
December 11, 1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1996, net sales increased 53% to $87.7 million from $57.2 million a year ago. Third quarter operating income of $9.2 million more than doubled last year's $4.3 million.

Earnings per share were $.09 in the third quarter of 1996 compared to $.06 in 1995. Year-to-date earnings per share were $.09 in 1996 compared to $.04 in 1995. On an adjusted basis, third quarter earnings per share were $.09 in 1996 compared to $.03 in 1995 and year-to-date earnings per share were $.08 in 1996 compared to a $(.02) loss in 1995. The adjusted results for the current and prior year periods presented reflect: 1) 51.05 million shares outstanding; 2) interest expense on the Company's ongoing capital structure, which excludes interest expense on the Company's $150 million credit agreement that the Company anticipates will be repaid in the fourth quarter of 1996; and 3) interest expense on the Company's seasonal borrowings. Seasonal borrowings are provided through The Limited's centralized cash management system and are reflected in the Company's intercompany balances with The Limited.

Financial Summary
-----------------

The following summarized statement of income data compares the adjusted thirteen and thirty-nine week periods ended November 2, 1996 to the adjusted information for the comparable 1995 periods (in thousands except per share data):

                                                                         Third Quarter
                             ------------------------------------------------------------------------------------------------
                              As Reported                    Adjusted       As Reported                     Adjusted
                              November 2,                   November 2,      October 28,                   October 28,
                                 1996        Adjustments       1996             1995        Adjustments       1995
                             ------------    -----------    -----------    -------------   ------------    -----------
Operating income               $ 9,225              -         $ 9,225        $ 4,283                -          $ 4,283
Interest expense                (2,643)        $1,300          (1,343)             -          $(1,556)          (1,556)
                               -------         ------         -------        -------          -------          -------
Income before income taxes       6,582          1,300           7,882          4,283           (1,556)           2,727
Provision for income taxes       2,600            550           3,150          1,700             (610)           1,090
                               -------         ------         -------        -------          -------          -------
Net income                     $ 3,982         $  750         $ 4,732        $ 2,583          $  (946)         $ 1,637
                               =======         ======         =======        =======          =======          =======

Net income per share              $.09                           $.09        $   .06                              $.03
                               =======                        =======        =======                           =======
Weighted average shares
 outstanding                    45,945                         51,050         43,000                            51,050
                               =======                        =======        =======                           =======


                                                                         Year-to-Date
                             ------------------------------------------------------------------------------------------------
                              As Reported                    Adjusted       As Reported                     Adjusted
                              November 2,                   November 2,      October 28,                   October 28,
                                 1996        Adjustments       1996             1995        Adjustments       1995
                             ------------    -----------    -----------    -------------   ------------    -----------
Operating income               $10,651             -          $10,651        $ 2,764                -          $ 2,764
Interest expense                (3,794)         $(97)          (3,891)             -          $(4,241)          (4,241)
                               -------         ------         -------        -------          -------          -------
Income before income taxes       6,857           (97)           6,760          2,764           (4,241)           1,477
Provision for income taxes       2,700             -            2,700          1,100           (1,690)            (590)
                               -------         ------         -------        -------          -------          -------
Net income (loss)              $ 4,157          $(97)         $ 4,060        $ 1,664          $(2,551)         $  (887)
                               =======         ======         =======        =======          =======          =======
Net income (loss) per share       $.09                           $.08        $   .04                             ($.02)
                               =======                        =======        =======                           =======
Weighted average shares
 outstanding                    43,982                         51,050         43,000                            51,050
                               =======                        =======        =======                           =======

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended November 2, 1996 to the comparable 1995 periods:

                                                   Third Quarter                      Year-to-Date
                                          ------------------------------     -----------------------------
                                           1996       1995      % Change      1996       1995     % Change
                                          ------     ------     --------     ------     ------    --------
Increase in comparable store sales          19%         9%                     17%         6%

Sales increase attributable to
 new and remodeled stores                   35%        40%                     35%        37%

Sales per average selling square foot      $99        $88       13%          $227       $210         8%

Sales per average store (thousands)       $779       $702       11%        $1,791     $1,690         6%

Average store size at end of
 quarter (selling square feet)           7,849      8,012       (2%)

Selling square feet at end of quarter
 (thousands)                               934        689       36%

Number of stores:

Beginning of period                        106         77                     100         67
 Opened                                     13          9                      19         19
 Closed                                      -          -                       -          -
                                         -----      -----                   -----      -----
End of period                              119         86                     119         86
                                         =====      =====                   =====      =====

Net Sales
---------

Net sales for the third quarter of 1996 increased 53% to $87.7 million from $57.2 million, an increase of $30.5 million. The increase was due to a comparable store sales increase of 19%, combined with the addition of 33 new stores as compared to the third quarter of 1995. Total selling square footage increased by 245,000 square feet or 36%. Comparable store sales increases were strong in both the men's and women's categories with women's sweaters and pants and men's sweaters, pants and jeans among the best performing departments. Net sales per selling square foot for the Company increased 13%.

Year-to-date net sales were $196.1 million, an increase of 52%, from $129.3 million for the same period in 1995. Sales growth came primarily from a comparable store sales increase of 17% and the addition of new stores. Net sales per selling square foot for the Company increased 8%.

Gross Income
------------

For the third quarter, gross income, expressed as a percentage of net sales, was 35.3%, which represented a 1.2% increase from the 34.1% level in the third quarter of 1995. The increase was attributable to a decrease in buying and occupancy costs, as a percentage of net sales, due to favorable expense leveraging associated with increased comparable store sales. This more than offset a decline in merchandise margins (representing gross income before the deduction of buying and occupancy costs). The decline in merchandise margins reflects higher markdowns in the third quarter of 1996 versus 1995, consistent with the Company's strategy to introduce fresh merchandise for the holiday selling period.

The 1996 year-to-date gross income, expressed as a percentage of net sales, was 32.6%, which represented a 1.7% increase from the 30.9% level in the comparable period in 1995. Buying and occupancy costs declined as a percentage of net sales, due to favorable expense leveraging associated with increased comparable store sales. Merchandise margins were down slightly for the period due to higher markdowns.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.8% in the third quarter of 1996 and 26.6% for the same period in 1995. The decline is attributable to expense leverage associated with the strong comparable store sales growth and continued improvement in the management of store payroll.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 27.2% and 28.8% for the year-to-date periods in 1996 and 1995, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of store and home office expenses over higher sales volume.

Operating Income
----------------

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 10.5% and 5.4%, respectively in 1996, up from 7.5% and 2.1% for the comparable periods in 1995. The improvement in operating income in these periods is a result of both higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense
----------------

Third quarter adjusted interest expense of $1.3 million was down $.2 million from adjusted interest expense for 1995. Year-to-date 1996, the Company's adjusted interest expense was $3.9 million, down from $4.2 million in 1995. Adjusted interest expense was lower in 1996 principally due to higher cash flows generated from operations during 1996. Historical interest expense of $2.6 million for the third quarter and $3.8 million for the year-to-date period in 1996 reflects interest on the $150 million credit agreement from June 30, 1996 through the end of September and interest on the remaining balance of $29.7 million for October, interest on the $50 million mirror notes and $300,000 in financing fees relating to the credit agreement.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                   November 2, 1996     February 3, 1996
                                   ----------------     ----------------
Working capital                        $(8,921)  (1)        $(70,940)  (2)

Intercompany payable                   $ 1,601                     -

Capitalization:
  Long-term debt                       $50,000                     -
  Deferred income tax asset             (1,218)             $ (1,624)
Shareholders' equity (deficit)          (8,897)              (22,622)
                                       -------              --------

Total capitalization                   $39,885              $(24,246)
                                       =======              ========

  (1)  Includes the $8.6 million working capital note due The Limited.
  (2)  Includes $86.0 million of intercompany debt due The Limited.

Net cash provided from operating activities totaled $.4 million for the thirty-nine weeks ended November 2, 1996 versus net cash used for operating activities of $(19.8) million in the comparable period in 1995. Inventories increased 10% to $51.3 million in 1996 compared to the same period in 1995 causing a use of cash to support current year sales growth. Commensurate with the growth in sales and inventories, accounts payable and accrued expenses also increased.

Investing activities were all for capital expenditures, which are primarily for new stores.

  The $150 million credit agreement, of which $29.7 million was outstanding at November 2, 1996, is classified as a short-term obligation. It is currently anticipated that all of the borrowings under the credit agreement will be repaid by cash provided by operations in the fourth quarter of the 1996 fiscal year.

  Financing activities were primarily due to intercompany transactions as discussed in Note 7 to the quarterly financial statements. In addition, financing activities during 1996 included proceeds of $150 million from the credit agreement which were used to repay $91 million of intercompany debt and $32 million of Trademark Obligations and fund a $27 million dividend to The Limited.

  Abercrombie & Fitch's operations are seasonal in nature and are comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters), with the fourth quarter, including the holiday season, accounting for approximately 45% of net sales in each of the last two years. Accordingly, cash requirements are highest in the third quarter as the Company's inventory builds in anticipation of the holiday selling season.

  Capital Expenditures
  --------------------

  Capital expenditures, primarily for new and remodeled stores, totaled $12.9 million for the thirty-nine weeks ended November 2, 1996 compared to $11.7 million for the comparable period of 1995. The Company anticipates spending $21 - $25 million in 1996 for capital expenditures, of which $18 - $22 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

  The Company has announced its intention to add approximately 214,000 net selling square feet in 1996, which will represent a 27% increase over year-end 1995. It is anticipated that the increase will result from the addition of 29 new stores and the remodeling of one store. The Company expects that future capital `expenditures will be funded principally by net cash provided by operating activities.

  Safe Harbor Statement under the Private Securities Litigation Reform Act of
  ---------------------------------------------------------------------------
  1995
  ----
  All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ maerially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise and ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     3.  Articles of Incorporation and Bylaws

         3.1   Amended and Restated Certificate of Incorporation of the Company.

         3.2   Bylaws of the Company.

     4.  Instruments Defining the Rights of Security Holders

         4.1 Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-8231) (the "Form S-1").

         4.2 Certificate of Incorporation of The Limited incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

         4.3 Bylaws of The Limited incorporated by reference to Exhibit 4.3 to the Company's Form S-1.

         4.4 Credit Agreement dated as of June 28, 1996 among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Trademark, Inc., the banks listed therein and Chase Manhattan Bank, N.A. as Agent incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1.

    10.  Material Contracts

         10.1 Services Agreement, dated September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited.

         10.2 Shared Facilities Agreement, dated September 27, 1996, by and between The Limited London-Paris-New York, Inc. and Abercrombie & Fitch Co.

         10.3 Shared Facilities Agreement, dated September 27, 1996, by and between Express, Inc. and Abercrombie & Fitch Co.

         10.4 Tax Sharing Agreement, dated September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited.

         10.5 Corporate Agreement, dated October 1, 1996, by and between Abercrombie & Fitch Co. and The Limited.

         10.6  Abercrombie & Fitch Co. Incentive Compensation Plan.

         10.7 Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement of Form S-8 (File No. 333-15945).

         10.8 Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-15941).

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

     27. Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

     None.

                                 SIGNATURE
                                 ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABERCROMBIE & FITCH CO.
                                      (Registrant)



                                    By  /s/ Seth R. Johnson
                                        ________________________
                                        Seth R. Johnson,
                                        Vice President and Chief
                                        Financial Officer*


  Date:  December 13, 1996

  ------------------------------

  * Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.   Document
-----------   ----------------------------------------------------------------

    3.1       Amended and Restated Certificate of Incorporation of the Company.

    3.2       Bylaws of the Company.

   10.1 Services Agreement, dated as of September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited.

   10.2 Shared Facilities Agreement, dated September 27, 1996, by and between The Limited London-Paris-New York, Inc. and Abercrombie & Fitch Co.

   10.3 Shared Facilities Agreement, dated September 27, 1996, by and between Express, Inc. and Abercrombie & Fitch Co.

   10.4 Tax Sharing Agreement, dated September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited.

   10.5 Corporate Agreement, dated October 1, 1996, by and between Abercrombie & Fitch Co. and The Limited.

   10.6       Abercrombie & Fitch Co. Incentive Compensation Plan.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

   27         Financial Data Schedule.