Form 10-K
period 1997-02-01
ABERCROMBIE & FITCH CO /DE/
filed 1997-04-30
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  -----------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended February 1, 1997
                          ----------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                        Commission file number 1-13814
                                               -------

                            ABERCROMBIE & FITCH CO.
                            -----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    31-1469076
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Four Limited Parkway East, P.O.
 Box 182168 Reynoldsburg, OH                            43218
---------------------------------                   ----------------
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number, including area code    (614) 577-6500
                                                  ------------------

Securities registered pursuant to Section 12(b) of the Act:
 Title of each Class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------
 Class A Common Stock, $.01 Par Value  The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes   X     No
                      -------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 28, 1997: $123,045,356.

Number of shares outstanding of the registrant's Common Stock as of March 28, 1997: 8,002,950 shares of Class A common stock; 43,000,000 shares of Class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended February 1, 1997 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 20, 1997 are incorporated by reference into
Part III.

                                    PART I

ITEM 1.  BUSINESS.

General.

Abercrombie & Fitch Co., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of men's and women's casual apparel. The Company's retail activities are conducted under the Abercrombie & Fitch trade name through retail stores bearing the Company name. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics.

Description of Operations.

General.
-------

The Company was incorporated on June 26, 1996, and subsequently acquired the assets and liabilities of the Abercrombie & Fitch Businesses in exchange for 43 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 8.05 million shares of the Company's Class A common stock was consummated on October 1, 1996 and, as a result, approximately 84% of the outstanding common stock of the Company is owned by The Limited.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:



               Fiscal   Beginning
                Year     of Year   Opened  Closed   End of Year
              --------  ---------  ------  -------  -----------
                1992           36       4                    40
                1993           40       9                    49
                1994           49      20      (2)           67
                1995           67      33                   100
                1996          100      29      (2)          127

During fiscal year 1996, the Company purchased merchandise from approximately 70 suppliers and factories located throughout the world. The Company sourced approximately 38% of its apparel merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 10% of goods purchased originated from any single third party manufacturer.

Most of the merchandise and related materials for the Company's stores is shipped to a distribution center owned by The Limited in Reynoldsburg, Ohio, where the merchandise is received and inspected. The Limited uses common and contract carriers to distribute merchandise and related materials to the Company's stores. The Company pays outbound freight for stores to The Limited based on cartons shipped.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1996, the highest inventory level approximated $58.1 million at the November 1996 month-end and the lowest inventory level approximated $31.5 million at the February 1996 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or The Limited's 40% owned credit card processing venture, Alliance Data Services ("ADS"). ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of The Limited prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company, including its respective target markets.

Abercrombie & Fitch is a specialty retailer of quality, casual, classic American sportswear, targeted to the young, hip customer. The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear who placed a premium on complete customer satisfaction with each item sold. The Company was acquired by The Limited in 1988 and in 1992 Abercrombie & Fitch was repositioned as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In re-establishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage is set forth under the caption "Management's Discussion and Analysis" of the Abercrombie & Fitch Co. 1996 Annual Report to Shareholders, portions of which are annexed hereto as
Exhibit 13 (the "1996 Annual Report") and is incorporated herein by reference.

Competition.

The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price, service, selection and quality are the principal competitive factors in retail store sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

Associate Relations.

On February 1, 1997, the Company employed approximately 4,900 associates, 4,200 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.  PROPERTIES.

The Company's headquarters and support functions consisting of office, distribution and shipping facilities are located in Reynoldsburg, Ohio.

The distribution and shipping facilities are owned by The Limited and are leased by the Company under 15 year leases, with options to renew.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1997 and 2011 and generally have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to defray a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount.
Certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of February 1, 1997.

Leslie H. Wexner, 59, has been Chairman of the Board of the Company since 1996. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

Kenneth B. Gilman, 50, has been Vice Chairman of the Company since 1996. Mr. Gilman has been Vice Chairman and Chief Financial Officer of The Limited since June 1993 and was Executive Vice President and Chief Financial Officer of The Limited for five years prior thereto.

Michael S. Jeffries, 52, has been President and Chief Executive Officer since February 1992.

Michelle S. Donnan-Martin, 33, has been Vice President-General Merchandising Manager-Women's since February 1996. For three and one-half years prior thereto, Ms. Donnan-Martin held the position of Vice President Women's Merchandising.

Seth R. Johnson, 43, has been Vice President-Chief Financial Officer since June 1992.

All of the above officers serve at the pleasure of the Board of Directors of the Company.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal year 1996 and the approximate number of holders of common stock for the fiscal year 1996 is set forth under the caption "Market Price Information" on page 30 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 15 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 16 through 20 of the 1996 Annual Report and is incorporated herein by reference.

-----------------------------
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for the Company's 1997 annual financial statements. The Company believes that the impact on its financial statements will be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1996 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience",
 "-Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 1 through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 20, 1997 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION Reporting Compliance" on page 10 of the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 5 through 13 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 3 and 4 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on pages 15 and 16 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Business Experience" on page 2 of the Proxy Statement and "RELATIONSHIP AND TRANSACTIONS WITH THE LIMITED" on pages 16 through 19 of the Proxy Statement. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   List of Financial Statements.
              ----------------------------

     The following consolidated financial statements of Abercrombie & Fitch Co. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996.

     Consolidated Statements of Shareholders' Equity (Deficit) for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (a)(2)   List of Financial Statement Schedules.
              -------------------------------------

              All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

     (a)(3)   List of Exhibits.
              -----------------


     3.   Articles of Incorporation and Bylaws.

          3.1. Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          3.2. Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

     4.   Instruments Defining the Rights of Security Holders.

          4.1. Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-92568) (the "Form S-1").


          4.2. Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

          4.3.    Bylaws of The Limited, Inc. incorporated by reference to
                  Exhibit 4.3 to the Company's Form S-1.


     10.  Material Contracts.

          10.1. Services Agreement by and between Abercrombie & Fitch Co. and The Limited, Inc., dated September 27, 1996 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.2. Shared Facilities Agreement, dated September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited, Inc. incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.3. Shared Facilities Agreement, dated September 27, 1996, by and between Abercrombie & Fitch Co. and The Limited, Inc. incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.4. Corporate Agreement by and between Abercrombie & Fitch Co. and The Limited, Inc., dated October 1, 1996 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.5. Tax Sharing Agreement by and between Abercrombie & Fitch Co. and The Limited, Inc., dated September 27, 1996 incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.6. Sublease Agreement by and between Victoria's Secret Stores, Inc. and Abercrombie & Fitch Co., Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.3 to the Company's Form S-1.

          10.7. Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Proxy Statement dated April 14, 1997.

          10.8. Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

          10.9. Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 14, 1997.

          10.10. Form of Indemnification Agreement between the Company and the directors and officers of the Company.

     11.  Statement re Computation of Per Share Earnings.

     13. Excerpts from the 1996 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 15 - 30.

     21.  Subsidiaries of the Registrant.

     23.  Consent of Independent Accountants.

     24.  Powers of Attorney.

     99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

     (c)  Exhibits.
          --------

          The exhibits to this report are listed in section (a)(3) of Item 14 above.

     (d)  Financial Statement Schedules.
          -----------------------------

          Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1997

                                    ABERCROMBIE & FITCH CO.
                                    (registrant)


                                    By /s/  SETH R. JOHNSON
                                       --------------------
                                       Seth R. Johnson,
                                       Vice President - Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1997:

       Signature                      Title
       ---------                      -----

/s/ LESLIE H. WEXNER*                 Chairman of the Board of Directors
---------------------------
Leslie H. Wexner

/s/ KENNETH B. GILMAN*                Vice Chairman
---------------------------
Kenneth B. Gilman

/s/ MICHAEL S. JEFFRIES*              Director
------------------------------
Michael S. Jeffries

/s/ ROGER D. BLACKWELL*               Director
---------------------------
Roger D. Blackwell

/s/ E. GORDON GEE*                    Director
---------------------------
E. Gordon Gee

/s/ DONALD B. SHACKELFORD*            Director
--------------------------------
Donald B. Shackelford


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By   /s/  SETH R. JOHNSON
     --------------------
     Seth R. Johnson
     Attorney-in-fact

             [LETTERHEAD OF COOPERS & LYBRAND L.L.P. APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Abercrombie & Fitch Co.



We have audited the accompanying consolidated balance sheets of Abercrombie and Fitch Co. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1997, which financial statements are included on pages 21 through 30 of the 1996 Annual Report to Shareholders of Abercrombie & Fitch Co. and incorporated by reference herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abercrombie & Fitch Co. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.






                                                 /s/ Coopers & Lybrand L.L.P.

                                                 COOPERS & LYBRAND L.L.P.


Columbus, Ohio
February 24, 1997

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Document
-----------     ----------------------------------------------------------------

  10.10 Form of Indemnification Agreement between the Company and the directors and officers of the Company.

   11           Statement re Computation of Per Share Earnings.

   13 Excerpts from the 1996 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 15 - 30.

   21           Subsidiaries of the Registrant.

   23           Consent of Independent Accountants.

   24           Powers of Attorney.

   27           Financial Data Schedule.

   99           Annual Report of The Limited, Inc. Savings and Retirement Plan.