Form 10-K/A
period 1997-02-01
ABERCROMBIE & FITCH CO /DE/
filed 1997-05-01
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  -------------


                                   FORM 10-K/A


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

The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and may pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries, including matters that may constitute corporate opportunities of The Limited and its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.

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

          10.10. Form of Indemnification Agreement between the Company and the directors and officers of the Company.*

     11.  Statement re Computation of Per Share Earnings.*

     13. Excerpts from the 1996 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 15 - 30.*

     21.  Subsidiaries of the Registrant.*

     23.  Consent of Independent Accountants.*

     24.  Powers of Attorney.*

     27.  Financial Data Schedule.*

     99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.*

      *   Previously filed.

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