Form 10-Q
period 1997-05-03
ABERCROMBIE & FITCH CO /DE/
filed 1997-06-12
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 3, 1997
                                         -----------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to _________


                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
          --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                      31-1469076
--------------------------                -------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                Four Limited Parkway East, Reynoldsburg, OH 43068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (614) 577-6500
                                                  ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                 Outstanding at May 30, 1997
---------------------------         -------------------------------------
       $.01 Par Value                          8,004,866 Shares

    Class B Common Stock                 Outstanding at May 30, 1997
---------------------------         -------------------------------------
       $.01 Par Value                         43,000,000 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        -------
Part I. Financial Information

    Item 1.  Financial Statements
        Consolidated Statements of Operations
            Thirteen Weeks Ended
               May 3, 1997 and May 4, 1996.................................3

        Consolidated Balance Sheets
               May 3, 1997 and February 1, 1997............................4

        Consolidated Statements of Cash Flows
            Thirteen Weeks Ended
               May 3, 1997 and May 4, 1996.................................5

        Notes to Consolidated Financial Statements.........................6

    Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............10


Part II.Other Information

    Item 1. Legal Proceedings.............................................14

    Item 4. Submission of Matters to a Vote of Security Holders...........14

    Item 5. Other Information.............................................15

    Item 6. Exhibits and Reports on Form 8-K..............................15

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (Thousands except per share amounts)

                                  (Unaudited)

                                                         Thirteen Weeks Ended
                                                       ------------------------

                                                         May 3,        May 4,
                                                          1997          1996
                                                       ----------    ----------
NET SALES                                                 $74,316       $51,020

  Cost of Goods Sold, Occupancy
    and Buying Costs                                       50,375        36,126
                                                       ----------    ----------

GROSS INCOME                                               23,941        14,894

  General, Administrative and
    Store Operating Expenses                               21,961        15,293
                                                       ----------    ----------

OPERATING INCOME (LOSS)                                     1,980          (399)

  Interest Expense, Net                                     1,035             -
                                                       ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                             945          (399)

  Provision for (Benefit from)
   Income Taxes                                               380          (200)
                                                       ----------    ----------

NET INCOME (LOSS)                                            $565         ($199)
                                                       ==========    ==========

NET INCOME PER SHARE                                        $0.01         $0.00
                                                       ==========    ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                              51,068        43,000
                                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                         May 3,     February 1,
                                                          1997         1997
                                                      -----------   -----------
                                                      (Unaudited)
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash                                                    $1,921        $1,945
  Accounts Receivable                                      1,422         2,102
  Inventories                                             30,966        34,943
  Store Supplies                                           5,739         5,300
  Other                                                      555           588
                                                      -----------   -----------

TOTAL CURRENT ASSETS                                      40,603        44,878

PROPERTY AND EQUIPMENT, NET                               60,993        58,992

DEFERRED INCOME TAXES                                      3,083         1,885

OTHER ASSETS                                                   7             6
                                                      -----------   -----------

TOTAL ASSETS                                            $104,686      $105,761
                                                      ===========   ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                        $7,259        $6,414
  Accrued Expenses                                        22,831        22,388
  Intercompany Payable                                    12,339         5,417
  Income Taxes Payable                                       249         9,371
                                                      -----------   -----------

TOTAL CURRENT LIABILITIES                                 42,678        43,590

LONG-TERM DEBT                                            50,000        50,000

OTHER LONG-TERM LIABILITIES                                1,057           933

SHAREHOLDERS' EQUITY:
  Common Stock                                               511           511
  Paid-in Capital                                        117,980       117,980
  Retained Deficit                                      (106,688)     (107,253)
                                                      -----------   -----------
  Less Treasury Stock, at Average Cost                    11,803        11,238
                                                            (852)            -
                                                      -----------   -----------

TOTAL SHAREHOLDERS' EQUITY                                10,951        11,238
                                                      -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $104,686      $105,761
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                         Thirteen Weeks Ended
                                                       ------------------------

                                                         May 3,        May 4,
                                                          1997          1996
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                          $565         ($199)

  Impact of Other Operating Activities
   on Cash Flows:
    Depreciation and Amortization                           3,478         2,483
    Changes in Assets and Liabilities:
       Inventories                                          3,977        (2,654)
       Accounts Payable and Accrued Expenses                1,288        (1,222)
       Income Taxes                                       (10,320)       (5,900)
       Other Assets and Liabilities                           941           699
                                                       ----------    ----------

NET CASH USED FOR OPERATING ACTIVITIES                        (71)       (6,793)
                                                       ----------    ----------

CASH USED FOR INVESTING ACTIVITIES
  Capital Expenditures                                     (6,023)       (1,287)
                                                       ----------    ----------

FINANCING ACTIVITIES:
  Increase in Intercompany Payable                          6,922         8,029
  Purchase of Treasury Stock                                 (852)            -
                                                       ----------    ----------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                 6,070         8,029
                                                       ----------    ----------

NET DECREASE IN CASH                                          (24)          (51)
  Cash, Beginning of Year                                   1,945           874
                                                       ----------    ----------

CASH, END OF PERIOD                                        $1,921          $823
                                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     Abercrombie & Fitch Co. (the "Company") is a specialty retailer of high quality, casual apparel for men and women with an active, youthful lifestyle.

     The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to Abercrombie & Fitch Co. and its subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis. An initial public offering of 8.05 million shares of the Company's Class A common stock was consummated in the third quarter of 1996 and as a result, approximately 84% of the outstanding common stock of the Company is owned by The Limited, Inc. ("The Limited"). The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

     The consolidated financial statements as of and for the periods ended
     May 3, 1997 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 3, 1997 and for the thirteen week periods ended May 3, 1997 and May 4, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."
                                                        ------------------
     The Company will adopt the computation, presentation and disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                        May 3,      February 1,
                                                         1997          1997
                                                     ------------  ------------
Property and equipment, at cost                          $106,110      $101,919
Accumulated depreciation and amortization                 (45,117)      (42,927)
                                                     ------------  ------------

Property and equipment, net                              $ 60,993      $ 58,992
                                                     ============  ============

5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 approximated $10.7 million and $5.7 million.

6.   LONG-TERM DEBT

     Long-term debt consists of a 7.80% unsecured note in the amount of $50 million that matures May 15, 2002, and represents the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note parallels that of corresponding debt of The Limited.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other divisions of The Limited based upon various allocation methods.

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors of
   Abercrombie & Fitch Co.



We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. at May 3, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.


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


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Coopers & Lybrand L.L.P.

                                             COOPERS & LYBRAND L.L.P.


Columbus, Ohio
June 10, 1997

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1997, net sales increased 46% to $74.3 million from $51.0 million a year ago. Earnings per share were $.01 in the first quarter of 1997 compared to a loss of ($.02) in 1996, on an adjusted basis. The adjusted results for the prior year period presented reflect: 1) 51.05 million shares outstanding, and 2) interest expense on the Company's ongoing capital structure and seasonal borrowings. Seasonal borrowings are provided through The Limited's centralized cash management system and are reflected in the Company's intercompany balances with The Limited.

Financial Summary
-----------------

The following summarized statements of operations data compares the thirteen week period ended May 3, 1997 to the adjusted information for the comparable 1996 period (in thousands except per share data):

                                        Actual        Adjusted        Actual
                                      May 3, 1997    May 4, 1996    May 4, 1996
                                     -------------  -------------  -------------
Operating income (loss)                    $1,980         ($399)         ($399)

Interest expense, net                       1,035         1,196              -
                                     -------------  -------------  -------------

Income (loss) before income taxes             945        (1,595)          (399)

Provision for (benefit from)
 income taxes                                 380          (640)          (200)
                                     -------------  -------------  -------------

Net income (loss)                            $565         ($955)         ($199)
                                     =============  =============  =============

Net income (loss) per share                 $0.01        ($0.02)         $0.00
                                     =============  =============  =============

Weighted average shares
 outstanding                               51,068        51,050         43,000
                                     =============  =============  =============

The following summarized financial and statistical data compares the thirteen week period ended May 3, 1997 to the comparable 1996 period:

                                           1997          1996        % Change
                                       ------------  ------------  ------------
Increase in comparable store
  sales                                        14%           17%

Sales increase attributable to
  new and remodeled stores                     32%           36%

Sales per average selling
  square foot                                  $73           $64           14%

Sales per average store
  (thousands)                                 $574          $505           14%

Average store size at end of
 quarter (selling square feet)               7,886         7,882            0%

Selling square feet at end of
  quarter (thousands)                        1,041           804           29%

  Number of stores:

Beginning of year                              127           100
  Opened                                         5             2
                                       ------------  ------------

End of period                                  132           102
                                       ============  ============

Net Sales
---------

Net sales for the first quarter of 1997 increased 46% to $74.3 million from $51.0 million. The increase was due to a comparable store sales increase of 14%, combined with the addition of 30 new stores as compared to the first quarter of 1996. Comparable store sales increases were driven by strong performances in tees, polos and shorts in the men's business and tanks, denim and pants in the women's business.

Gross Income
------------

Gross income, as a percentage of net sales, increased to 32.2% for the first quarter of 1997 from 29.2% for the same period in 1996. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) and a decrease in buying and occupancy costs, as a percentage of net sales, due to favorable expense leveraging associated with increased comparable store sales. Higher initial markups (IMU) in 1997 were partially offset by an increase in markdowns taken in the first quarter of 1997 versus 1996, which is consistent with the Company's strategy to introduce fresh merchandise throughout the selling period.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses expressed as a percentage of net sales, were 29.6% in the first quarter of 1997 and 30.0% for the comparable period in 1996. The improvement resulted primarily from the favorable leveraging of expenses due to higher sales volume.

Operating Income
----------------

First quarter operating income, expressed as a percentage of net sales, was 2.7% in 1997, up from a loss of (0.8%) for the comparable period in 1996. The improvement in operating income is a result of both higher gross income and lower general, administrative and store operating expenses, as a percentage of net sales.

Interest Expense
----------------

First quarter interest expense of $1.0 million was down $0.2 million from adjusted 1996 first quarter interest expense. Interest expense in 1997 and adjusted 1996 included $975 thousand on the $50 million long-term debt. The balance was primarily from interest on short-term borrowings (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                                May 3,        February 1,
                                                 1997            1997
                                            -------------    -------------
Working capital (deficit)                       ($2,075)          $1,288
                                            =============    =============

Capitalization:
  Long-term debt                                $50,000          $50,000
  Shareholders' equity                           10,951           11,238
                                            -------------    -------------

Total capitalization                            $60,951          $61,238
                                            =============    =============

Net cash used for operating activities totaled $71 thousand for the thirteen weeks ended May 3, 1997 versus $6.8 million in the comparable period in 1996. Inventories of $31.0 million at May 3, 1997 declined 6% compared to the same period in 1996 as store inventory levels have been managed tighter and inventories have been turning faster, supporting the Company's strategy of delivering fresh merchandise more frequently. Additionally, cash used for income taxes increased due to the first quarter tax payments made on higher fourth quarter earnings.

Investing activities were all for capital expenditures, which are primarily for new stores.

Abercrombie & Fitch's operations are seasonal in nature and are comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters), with the fourth quarter, including the holiday season, accounting for at least 42% of net sales in each of the last two years. Accordingly, cash requirements are highest in the third quarter as the Company's inventory builds in anticipation of the holiday season.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $6.0 million for the thirteen weeks ended May 3, 1997 compared to $1.3 million for the comparable period of 1996. The Company anticipates spending $29-$34 million in 1997 for capital expenditures, of which $27-$32 million will be for new stores, the remodel and/or expansion of existing stores and related improvements.

The Company intends to add approximately 243,000 net selling square feet in 1997, which will represent a 24% increase over year-end 1996. It is anticipated that the increase will result from the addition of 31 new stores and the remodeling and/or expansion of three stores. The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise and ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint. The Company believes the allegations made in the suit are without merit and intends to defend it vigorously.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 29, 1997. The matters voted upon and the results of the voting were as follows:

         (a) Roger D. Blackwell, E. Gordon Gee, and Michael Jeffries were elected to the Board of Directors for a term of three years. Of the 7,138,864 Class A shares and 43,000,000 Class B shares (representing 129,000,000 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                               Votes         Votes as to Which
                                                For           Voting Authority
                        Name                  Election            Withheld
              ------------------------    ----------------  -------------------
              Roger D. Blackwell             136,104,567           34,297

              E. Gordon Gee                  136,104,267           34,597

              Michael S. Jeffries            136,106,817           32,047

              In addition, directors whose term of office continued after the Annual Meeting were: Leslie H. Wexner, Kenneth B. Gilman and Donald B. Shackelford.

         (b) The Company's Incentive Compensation Performance Plan was approved with 136,020,079 votes for approval, 47,848 against and 31,106 abstained.

         (c)  The Company's 1997 Restatement of the Abercrombie & Fitch Co.
              1996 Stock Option and Performance Incentive Plan was approved with 135,370,144 votes for approval, 698,183 against and 30,706 abstained.

         (d) The Company's 1996 Stock Plan for Non-Associate Directors was approved with 136,004,874 votes for approval, 61,753 against and 32,406 abstained.

                           PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

         The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and may pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries, including matters that may constitute corporate opportunities of The Limited, its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     3.  Articles of Incorporation and Bylaws

           3.1 Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended November 2, 1996.

           3.2 Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended November 2, 1996.

     4.  Instruments Defining the Rights of Security Holders

           4.1 Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-8231) (the "Form S-1").

           4.2 Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

           4.3   Bylaws of The Limited, Inc. incorporated by reference to
                 Exhibit 4.3 to the Company's Form S-1.

    10.  Material Contracts

          10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

          10.2 Abercrombie & Fitch Co. 1997 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

          10.3 Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 14, 1997.

        11.  Statement re:  Computation of Per Share Earnings

        15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

        27.  Financial Data Schedule


(b)  Reports on Form 8-K.
     --------------------

        None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ABERCROMBIE & FITCH CO.
                                               (Registrant)



                                             By   /s/ Seth R. Johnson
                                                --------------------------------
                                                Seth R. Johnson,
                                                Vice President and Chief
                                                Financial Officer*


Date: June 12, 1997


--------------------------------------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.      Document
-----------      --------------------------------------------

     11          Statement re:  Computation of Per Share Earnings.

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

     27          Financial Data Schedule.