Form 10-Q
period 1997-08-02
ABERCROMBIE & FITCH CO /DE/
filed 1997-09-12
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to____________________


                         Commission file number 1-12107
                                                -------

                            ABERCROMBIE & FITCH CO.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      31-1469076
----------------------------              ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                Four Limited Parkway East, Reynoldsburg, OH 43068
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (614) 577-6500
                                                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock                  Outstanding at August 29, 1997
   ---------------------------           ------------------------------------
         $.01 Par Value                            8,007,339 Shares

      Class B Common Stock                  Outstanding at August 29, 1997
   ---------------------------           ------------------------------------
         $.01 Par Value                           43,000,000 Shares

                            ABERCROMBIE & FITCH CO.

                               TABLE OF CONTENTS



                                                                     Page No.
                                                                     --------
Part I.    Financial Information

      Item 1.  Financial Statements
           Consolidated Statements of Income
               Thirteen and Twenty-six Weeks Ended
                     August 2, 1997 and August 3, 1996......................3

           Consolidated Balance Sheets
                     August 2, 1997 and February 1, 1997....................4

           Consolidated Statements of Cash Flows
               Twenty-six Weeks Ended
                     August 2, 1997 and August 3, 1996......................5

           Notes to Consolidated Financial Statements.......................6

      Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition.........10


Part II.   Other Information

      Item 1.  Legal Proceedings...........................................15

      Item 5.  Other Information...........................................15

      Item 6.  Exhibits and Reports on Form 8-K............................15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)



                                                            Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                     -----------------------------------     -----------------------------------
                                                         August 2,           August 3,           August 2,          August 3,
                                                           1997                1996                1997               1996
                                                     ----------------    ---------------     ---------------     ---------------
NET SALES                                                    $86,640            $57,431            $160,956            $108,451

      Cost of Goods Sold, Occupancy and Buying Costs          58,854             39,379             109,229              75,505
                                                     ----------------    ---------------     ---------------     ---------------

GROSS INCOME                                                  27,786             18,052              51,727              32,946

      General, Administrative and Store Operating
           Expenses                                           23,196             16,227              45,157              31,520
                                                     ----------------    ---------------     ---------------     ---------------

OPERATING INCOME                                               4,590              1,825               6,570               1,426

      Interest Expense, Net                                    1,167              1,151               2,202               1,151
                                                     ----------------    ---------------     ---------------     ---------------

INCOME BEFORE INCOME TAXES                                     3,423                674               4,368                 275

      Provision for Income Taxes                               1,370                300               1,750                 100
                                                     ----------------    ---------------     ---------------     ---------------

NET INCOME                                                    $2,053               $374              $2,618                $175
                                                     ================    ===============     ===============     ===============

NET INCOME PER SHARE                                           $0.04              $0.01               $0.05               $0.00
                                                     ================    ===============     ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                           51,322             43,000              51,195              43,000
                                                     ================    ===============     ===============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                       August 2,              February 1,
                                                         1997                     1997
                                                   ------------------       -----------------
                                                      (Unaudited)
                ASSETS
                ------
CURRENT ASSETS:
     Cash                                                     $2,317                  $1,945
     Accounts Receivable                                       2,669                   2,102
     Inventories                                              60,686                  34,943
     Store Supplies                                            5,965                   5,300
     Other                                                     2,395                     588
                                                   ------------------       -----------------

TOTAL CURRENT ASSETS                                          74,032                  44,878

PROPERTY AND EQUIPMENT, NET                                   64,278                  58,992

DEFERRED INCOME TAXES                                          2,085                   1,885

OTHER ASSETS                                                       5                       6
                                                   ------------------       -----------------

TOTAL ASSETS                                                $140,400                $105,761
                                                   ==================       =================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                        $11,606                  $6,414
     Accrued Expenses                                         30,762                  22,388
     Intercompany Payable                                     33,808                   5,417
     Income Taxes Payable                                        119                   9,371
                                                   ------------------       -----------------

TOTAL CURRENT LIABILITIES                                     76,295                  43,590

LONG-TERM DEBT                                                50,000                  50,000

OTHER LONG-TERM LIABILITIES                                    1,085                     933

SHAREHOLDERS' EQUITY:
     Common Stock                                                511                     511
     Paid-in Capital                                         117,975                 117,980
     Retained Deficit                                      (104,635)               (107,253)
                                                   ------------------       -----------------
                                                              13,851                  11,238
     Less Treasury Stock, at Average Cost                      (831)                      --
                                                   ------------------       -----------------

TOTAL SHAREHOLDERS' EQUITY                                    13,020                  11,238
                                                   ------------------       -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $140,400                $105,761
                                                   ==================       =================

The accompanying notes are an integral part of these consolidated financial statements.

                   ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)


                                                                     Twenty-six Weeks Ended
                                                                ----------------------------------
                                                                   August 2,           August 3,
                                                                     1997                 1996
                                                                -------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $2,618                 $175

     Impact of Other Operating Activities on Cash Flows:
          Depreciation and Amortization                               7,080                5,487
          Changes in Assets and Liabilities:
               Inventories                                         (25,743)             (22,531)
               Accounts Payable and Accrued Expenses                 13,566                3,625
               Income Taxes                                         (9,452)              (5,600)
               Other Assets and Liabilities                         (2,462)                  102
                                                                -------------          -----------
NET CASH USED FOR OPERATING ACTIVITIES                             (14,393)             (18,742)
                                                                -------------          -----------
CASH USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                          (12,790)              (2,833)
                                                                -------------          -----------
FINANCING ACTIVITIES:
     Increase in Intercompany Payable                                28,391               22,128
     Purchase of Treasury Stock                                       (852)                   --
     Stock Options and Other                                             16                   --
     Dividend Paid to Parent                                             --             (27,000)
     Proceeds from Credit Agreement                                      --              150,000
     Repayment of Trademark Obligations                                  --             (32,000)
     Repayment of Intercompany Debt                                      --             (91,000)
                                                                -------------          -----------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                          27,555               22,128
                                                                -------------          -----------
NET INCREASE IN CASH                                                    372                  553
     Cash, Beginning of Year                                          1,945                  874
                                                                -------------          -----------
CASH, END OF PERIOD                                                  $2,317               $1,427
                                                                =============          ===========


In the twenty-six weeks ended August 3, 1996, non-cash financing activities included the distribution of a note representing pre-existing obligations of Abercrombie & Fitch's operating subsidiary in respect of certain trademarks in the amount of $32 million by Abercrombie & Fitch's trademark subsidiary to The Limited, Inc., distribution of the $50 million note and the conversion of $8.6 million of intercompany debt into a working capital note.

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

     The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to Abercrombie & Fitch Co. and its subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis. An initial public offering of 8.05 million shares of the Company's Class A common stock was consummated in the third quarter of 1996 and, as a result, approximately 84% of the outstanding common stock of the Company is owned by The Limited, Inc. ("The Limited"). The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

     The consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 2, 1997, and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The
                                                        ------------------
     Company will adopt the computation, presentation and disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                     August 2,   February 1,
                                                       1997         1997
                                                  ------------  ------------
     Property and equipment, at cost                 $112,997      $101,919
     Accumulated depreciation and amortization       (48,719)      (42,927)
                                                  ------------  ------------


     Property and equipment, net                      $64,278       $58,992
                                                  ============  ============

5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 approximated $12.2 million and $5.7 million.

6.   LONG-TERM DEBT

     Long-term debt consists of a 7.80% unsecured note in the amount of $50 million that matures May 15, 2002, and represents the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note parallels that of corresponding debt of The Limited. Interest paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996, including interest on the intercompany cash management account (see Note 7), approximated $0.1 million and $0.8 million.

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

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company on July 11, 1996, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The average outstanding balance of the non-interest bearing intercompany payable to The Limited in the twenty-six week period ended August 3, 1996 approximated $64.5 million. A summary of the intercompany payment activity for the twenty-six weeks ended August 3, 1996 follows.


     Balance at February 3, 1996........................   $ 86,045
     Mast and Gryphon purchases.........................     23,178
     Other transactions with related parties............      9,667
     Centralized cash management........................    (16,417)
     Settlement of current period income taxes..........      5,700
     Payment to The Limited.............................    (91,000)
     Conversion to Working Capital Note.................     (8,616)
                                                           --------
     Balance at August 3, 1996..........................   $  8,557
                                                           ========

     The Company's proprietary credit card processing is performed by Alliance Data Systems which is 40%-owned by The Limited.

     The Company and The Limited are parties to a corporate agreement under which the Company granted to The Limited a continuing option to purchase, under certain circumstances, additional shares of Class B Common Stock or shares of nonvoting capital stock of the Company. The Corporate Agreement further provides that, upon request of The Limited, the Company will use its best efforts to effect the registration of any of the shares of Class B Common Stock and nonvoting capital stock held by The Limited for sale.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors of
   Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. at August 2, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen-week and twenty-six-week periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
September 10, 1997

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1997, net sales increased 51% to $86.6 million from $57.4 million a year ago. Earnings per share were $.04 in the second quarter of 1997 compared to $.01 in 1996, on an adjusted basis. Year-to-date earnings per share were $.05 in 1997 compared to a loss of ($.01) per share on an adjusted basis. The adjusted results for the prior year periods presented reflect: 1)
51.05 million shares outstanding to give effect to the 8.05 shares issued to the public, and 2) interest expense on the Company's ongoing capital structure and seasonal borrowings. Seasonal borrowings are provided through The Limited centralized cash management system and are reflected in the Company's intercompany balances with The Limited.

The following summarized statements of operations data compare the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 to the adjusted information for the comparable 1996 periods (in thousands except per share data):


                                                                  Thirteen Weeks Ended
                                       --------------------------------------------------------------
                                         August 2, 1997       August 3, 1996       August 3, 1996
                                       --------------------  -------------------- -------------------
                                                               (Adjusted)

Operating income                                 $4,590               $1,825               $1,825

Interest expense, net                             1,167                1,352                1,151
                                       --------------------  -------------------- -------------------

Income before income taxes                        3,423                  473                  674

Provision for income taxes                        1,370                  190                  300
                                       --------------------  -------------------- -------------------

Net income                                       $2,053                 $283                 $374
                                       ====================  ==================== ===================

Net income per share                              $0.04                $0.01                $0.01
                                       ====================  ==================== ===================

Weighted average shares outstanding              51,322               51,050               43,000
                                       ====================  ==================== ===================



                                                                        Year-to-Date
                                                 ------------------------------------------------------------
                                                  August 2, 1997       August 3, 1996        August 3, 1996
                                                 -------------------  -------------------  ------------------
                                                                         (Adjusted)

Operating income                                          $6,570               $1,426                $1,426

Interest expense, net                                      2,202                2,548                 1,151
                                                 -------------------  -------------------  ------------------
Income (loss) before income taxes                          4,368              (1,122)                   275

Provision for (benefit from) income taxes                  1,750                (450)                   100
                                                 -------------------  -------------------  ------------------
Net income (loss)                                         $2,618               ($672)                  $175
                                                 ===================  ===================  ==================

Net income (loss) per share                                $0.05              ($0.01)                 $0.00
                                                 ===================  ===================  ==================

Weighted average shares outstanding                       51,195              51,050                 43,000
                                                 ===================  ===================  ==================

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 2, 1997 to the comparable 1996 periods:


                                                   Second Quarter                            Year-to-Date
                                      ----------------------------------------    ------------------------------------
                                          1997          1996         Change          1997        1996          Change
                                      ------------   -----------    ----------    ----------  -----------   ----------

Increase in comparable store                  15%           16%                         14%          16%
sales

Sales increase attributable to                36%           33%                         34%          35%
new and remodeled stores

Sales per average selling square foot         $81           $70          16%           $153         $134         14%

Sales per average store                      $639          $552          16%         $1,210       $1,053         15%
   (thousands)

Average store size at end of                7,921         7,830           1%
quarter (selling square feet)

Selling square feet at end of               1,101           830          33%
quarter (thousands)

Number of stores:

Beginning of period                           132           102                         127          100
   Opened                                       7             4                          12            6
                                      ------------   -----------                  ----------  -----------

End of period                                 139           106                         139          106
                                      ============   ===========                  ==========  ===========

Net Sales
---------

Net sales for the second quarter of 1997 increased 51% to $86.6 million from $57.4 million in the year earlier period. The increase was due to a comparable store sales increase of 15%, combined with the addition of 33 new stores as compared to the second quarter of 1996. Comparable store sales increases were strong in both men's and women's categories with continued strong performances in knits and shorts in the men's business and knits, denim and pants in the women's business.

Year-to-date net sales were $161.0 million, an increase of 48%, from $108.5 million for the same period in 1996. Sales growth resulted from a comparable store sales increase of 14% and the addition of 33 new stores. Net sales per selling square foot for the Company increased 14%.

Gross Income
------------

Gross income, as a percentage of net sales, increased to 32.1% for the second quarter of 1997 from 31.4% for the same period in 1996. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) due primarily to higher initial markups (IMU).

The 1997 year-to-date gross income, expressed as a percentage of net sales, increased 1.7% to 32.1%, from 30.4% for the comparable period in 1996. Merchandise margins increased as a percentage of net sales due to higher IMU while buying and occupancy costs were comparable to last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 26.8% in the second quarter of 1997 as compared to 28.3% for the same period in 1996. The improvement resulted primarily from expense leverage associated with the strong comparable store sales growth.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 28.1% and 29.1% for the year-to-date periods in 1997 and 1996, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of expenses, primarily store expenses, over higher sales volume.

Operating Income
----------------

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 5.3% and 4.1%, in 1997, up from 3.2% and 1.3% for the comparable periods in 1996. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense
----------------

Second quarter interest expense of $1.2 million was down $0.2 million from adjusted 1996 second quarter interest expense. The Company's year-to-date interest expense was $2.2 million, down from the adjusted $2.5 million in 1996. Interest expense in 1997 and adjusted 1996 included $975 thousand on the $50 million long-term debt. The balance was primarily from interest on short-term borrowings (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                            August 2,         February 1,
                                              1997               1997
                                         ---------------    ---------------
     Working Capital (Deficit)                  ($2,263)             $1,288
                                         ===============    ===============

     Capitalization:
          Long-term Debt                         $50,000            $50,000
          Shareholders' Equity                    13,020             11,238
                                         ---------------    ---------------
     Total Capitalization                        $63,020            $61,238
                                         ===============    ===============

Net cash used for operating activities totaled $14.4 million for the twenty-six weeks ended August 2, 1997 versus $18.7 million for the comparable period in 1996. Inventories of $60.7 million at August 2, 1997 increased 15% from August 3, 1996 levels, supporting the current year's sales growth. Correspondingly, accounts payable and accrued expenses also increased supporting the growth in inventories and sales. In addition, increased income tax payments in the first half of 1997 over last year were associated with higher pre-tax earnings.

Investing activities encompassed capital expenditures, primarily for new stores.

In 1996, financing activities were due to intercompany transactions and proceeds of $150 million from the Credit Agreement which were used to repay $91 million of intercompany debt and $32 million of Trademark Obligations and fund a $27 million dividend to The Limited.

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

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores totaled $12.8 million for the twenty-six weeks ended August 2, 1997 versus $2.8 million for the comparable period of 1996. The Company estimates the average cost for leasehold improvements, furniture and fixtures for stores opened in 1997 will be approximately $815,000 per store, after giving effect to landlord allowances. Additionally, inventory purchases at cost are expected to average approximately $300,000. The Company anticipates spending $29-$34 million in 1997 for capital expenditures, of which $27-$32 million will be for new stores, the remodeling and/or expansion of existing stores and related improvements.

The Company intends to add approximately 234,000 net selling square feet in 1997, which will represent a 23% increase over year-end 1996. It is anticipated that the increase will result from the addition of 30 new stores and remodeling and/or expansion of three stores. The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise, ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                            PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The amended complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The amended complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Southern District of Ohio, Eastern Division. On June 30, 1997, the motion to transfer was granted. The motion to dismiss the amended complaint remains pending. The Company believes the allegations made are without merit and intends to defend the lawsuit vigorously.

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

                 4.2 Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

                 4.3   Bylaws of The Limited, Inc. incorporated by reference to
                       Exhibit 4.3 to the Company's Form S-1.

                 4.4 Corporate Agreement by and between Abercrombie & Fitch Co. and The Limited, Inc., dated October 1, 1996 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

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

           11.   Statement re:  Computation of Per Share Earnings

           15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accounts' Report

           27.   Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

           None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ABERCROMBIE & FITCH CO.
                                              (Registrant)



                                            By    /S/ Seth R. Johnson
                                                  ------------------------------
                                                  Seth R. Johnson,
                                                  Vice President and Chief
                                                  Financial Officer*


Date: September 12, 1997

---------------------------------------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.          Document
-----------          -------------------------------------------
    11               Statement re:  Computation of Per Share Earnings.

    15               Letter re: Unaudited Interim Financial Information to
                     Securities and Exchange Commission re: Incorporation of
                     Independent Accountants' Report.

    27               Financial Data Schedule.