Form 10-Q
period 1997-11-01
ABERCROMBIE & FITCH CO /DE/
filed 1997-12-15
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997
                               ----------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                        Commission file number 1-12107
                                               -------

                            ABERCROMBIE & FITCH CO.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               Four Limited Parkway East, Reynoldsburg, OH 43068
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        (614) 577-6500
                                                  --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                 Outstanding at November 25, 1997
----------------------------          --------------------------------------
       $.01 Par Value                            8,008,176 Shares

    Class B Common Stock                 Outstanding at November 25, 1997
----------------------------          --------------------------------------
       $.01 Par Value                           43,000,000 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS


                                                                          Page No.
                                                                          --------
Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  November 1, 1997 and November 2, 1996.......................3

         Consolidated Balance Sheets
                  November 1, 1997 and February 1, 1997.......................4

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  November 1, 1997 and November 2, 1996.......................5

         Notes to Consolidated Financial Statements...........................6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition..............10


Part II. Other Information

     Item 1.  Legal Proceedings..............................................15

     Item 5.  Other Information .............................................15

     Item 6.  Exhibits and Reports on Form 8-K...............................15


                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                              Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                       -------------------------------- --------------------------------
                                                         November 1,      November 2,     November 1,      November 2,
                                                            1997            1996             1997             1996
                                                       ---------------  --------------- ---------------  ---------------
NET SALES                                                   $148,516         $ 87,688         $309,472         $196,139

     Cost of Goods Sold, Occupancy and
       Buying Costs                                           95,526           56,731          204,755          132,236
                                                       ---------------  --------------- ---------------  ---------------

GROSS INCOME                                                  52,990           30,957          104,717           63,903

     General, Administrative and Store Operating
         Expenses                                             34,581           21,732           79,738           53,252
                                                       ---------------  --------------- ---------------  ---------------

OPERATING INCOME                                              18,409            9,225           24,979           10,651

     Interest Expense, Net                                     1,076            2,643            3,278            3,794
                                                       ---------------  --------------- ---------------  ---------------
INCOME BEFORE INCOME TAXES                                    17,333            6,582           21,701            6,857

     Provision for Income Taxes                                6,930            2,600            8,680            2,700
                                                       ---------------  --------------- ---------------  ---------------

NET INCOME                                                  $ 10,403         $  3,982         $ 13,021         $  4,157
                                                       ===============  =============== ===============  ===============

NET INCOME PER SHARE                                        $    .20         $    .09         $    .25         $    .09
                                                       ===============  =============== ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                              51,594           45,945           51,328           43,982
                                                       ===============  =============== ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                                   November 1,        February 1,
                                                                      1997               1997
                                                                -----------------  -----------------
                                                                  (Unaudited)
                              ASSETS
                              ------

CURRENT ASSETS:
    Cash                                                                  $2,623             $1,945
    Accounts Receivable                                                    2,433              2,102
    Inventories                                                           55,583             34,943
    Store Supplies                                                         5,173              5,300
    Other                                                                  1,292                588
                                                                -----------------  -----------------

TOTAL CURRENT ASSETS                                                      67,104             44,878

PROPERTY AND EQUIPMENT, NET                                               66,696             58,992

DEFERRED INCOME TAXES                                                      4,191              1,885

OTHER ASSETS                                                                   6                  6
                                                                -----------------  -----------------

TOTAL ASSETS                                                            $137,997           $105,761
                                                                =================  =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                     $15,645             $6,414
    Accrued Expenses                                                      38,031             22,388
    Intercompany Payable                                                   1,441              5,417
    Income Taxes Payable                                                   8,157              9,371
                                                                -----------------  -----------------

TOTAL CURRENT LIABILITIES                                                 63,274             43,590

LONG-TERM DEBT                                                            50,000             50,000

OTHER LONG-TERM LIABILITIES                                                1,266                933

SHAREHOLDERS' EQUITY:
    Common Stock                                                             511                511
    Paid-in Capital                                                      117,973            117,980
    Retained Deficit                                                     (94,232)          (107,253)
                                                                -----------------  -----------------
                                                                          24,252             11,238

    Less Treasury Stock, at Average Cost                                    (795)                --
                                                                -----------------  -----------------

TOTAL SHAREHOLDERS' EQUITY                                                23,457             11,238
                                                                -----------------  -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $137,997           $105,761
                                                                =================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                           Thirty-nine Weeks Ended
                                                                      ------------------------------------

                                                                         November 1,        November 2,
                                                                            1997               1996
                                                                      -----------------  -----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Income                                                        $13,021             $4,157

             Impact of Other Operating Activities on Cash Flows:
                  Depreciation and Amortization                                 11,764              8,423
                  Changes in Assets and Liabilities
                      Inventories                                              (20,640)           (20,951)
                      Accounts Payable and Accrued Expenses                     24,874             11,696
                      Income Taxes                                              (3,520)            (3,001)
                      Other Assets and Liabilities                                (151)                56
                                                                      -----------------  -----------------

         NET CASH PROVIDED FROM OPERATING ACTIVITIES                            25,348                380
                                                                      -----------------  -----------------

         CASH USED FOR INVESTING ACTIVITIES
             Capital Expenditures                                              (19,892)           (12,910)
                                                                      -----------------  -----------------

         FINANCING ACTIVITIES:
             Increase (Decrease) in Intercompany Payable                        (3,976)            15,172
             Other Equity Changes                                                 (802)                 -
             Dividend Paid to Parent                                                 -            (27,000)
             Proceeds from Credit Agreement                                          -            150,000
             Repayment of Trademark Obligations                                      -            (32,000)
             Repayment of Intercompany Debt                                          -            (91,000)
             Repayment of Borrowings Under Credit Agreement                          -           (120,267)
             Net Proceeds from Sale of Stock                                         -            118,567
                                                                      -----------------  -----------------

         NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                 (4,778)            13,472
                                                                      -----------------  -----------------

         NET INCREASE IN CASH                                                      678                942
             Cash, Beginning of Year                                             1,945                874
                                                                      -----------------  -----------------

         CASH, END OF PERIOD                                                    $2,623             $1,816
                                                                      =================  =================


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

         The consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of November 1, 1997, and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.       ADOPTION OF ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
                                                                      --------
         Per Share." The Company will adopt the requirements for earnings per
         ---------
         share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):


                                                                            November 1,      February 1,
                                                                               1997             1997
                                                                            -----------      -----------
           Property and equipment, at cost                                     $120,099         $101,919
           Accumulated depreciation and amortization                            (53,403)         (42,927)
                                                                            -----------      -----------

           Property and equipment, net                                          $66,696          $58,992
                                                                            ===========      ===========


5.       INCOME TAXES

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 approximated $12.2 million and $5.7 million.

6.       LONG-TERM DEBT

         Long-term debt consists of a note which represents the Company's portion of certain long-term debt of The Limited with interest rate (7.8%) and maturity of the note (May 15, 2002) paralleling that of corresponding debt of The Limited. Interest paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996, including interest on the intercompany cash management account (see Note 7), approximated $5.4 million and $2.5 million.

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

         The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. Prior to the initial capitalization of the Company, the intercompany cash management account was non-interest bearing. After the initial capitalization of the Company on July 11, 1996, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The average outstanding balance of the non-interest bearing intercompany payable to The Limited in the twenty-six week period ended August 3, 1996 approximated $64.5 million. A summary of the intercompany payment activity during the non-interest-bearing period for the twenty-six week period ended August 3, 1996 follows:

            Balance at February 3, 1996                           $86,045
            Mast and Gryphon purchases                             23,178
            Other transactions with related parties                 9,667
            Centralized cash management                          (16,417)
            Settlement of current period income taxes               5,700
            Payment to The Limited                               (91,000)
            Conversion to Working Capital Note                    (8,616)
                                                             -------------

            Balance at August 3, 1996                              $8,557
                                                             =============


         The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 40%-owned by The Limited.

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

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors of
   Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. at November 1, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen-week and thirty-nine-week periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
November 17, 1997

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1997, net sales increased 69% to $148.5 million from $87.7 million a year ago. Earnings per share were $.20 in the third quarter of 1997 compared to $.09 in 1996. Year-to-date earnings per share were $.25 in 1997 compared to $.08 per share on an adjusted basis. The adjusted results for the prior year periods presented reflect: 1) 51.05 million shares outstanding to give effect to the 8.05 million shares issued to the public, and
2) interest expense on the Company's ongoing capital structure and seasonal borrowings. Seasonal borrowings are provided through The Limited's centralized cash management system and are reflected in the Company's intercompany balances with The Limited.

The following summarized statements of operations data compare the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 to the adjusted information for the comparable 1996 periods (in thousands except per share data):


                                            Thirteen Weeks Ended
                              ------------------------------------------------

                               November 1,      November 2,      November 2,
                                  1997             1996             1996
                              -------------    -------------   ---------------
                                                 (Adjusted)

Operating income                 $18,409            $ 9,225        $ 9,225

Interest expense, net              1,076              1,343          2,643
                              -------------    -------------   ---------------

Income before income taxes        17,333              7,882          6,582

Provision for income taxes         6,930              3,150          2,600
                              -------------    -------------   ---------------

Net income                       $10,403            $ 4,732        $ 3,982
                              =============    =============   ===============

Net income per share                $.20               $.09           $.09
                              =============    =============   ===============

Weighted average shares
 outstanding                      51,594             51,050         45,945
                              =============    =============   ===============

                                         Thirty-nine Weeks Ended
                              ----------------------------------------------

                                November 1,      November 2,     November 2,
                                   1997             1996           1996
                              -------------    -------------   ---------------
                                                 (Adjusted)

Operating income                   $24,979         $10,651         $10,651

Interest expense, net                3,278           3,891           3,794
                              -------------    -------------   ---------------

Income before income taxes          21,701           6,760           6,857

Provision for income taxes           8,680           2,700           2,700
                              -------------    -------------   ---------------

Net income                         $13,021         $ 4,060         $ 4,157
                              =============    =============   ===============

Net income per share                  $.25            $.08            $.09
                              =============    =============   ===============

Weighted average shares
 outstanding                        51,328          51,050          43,982
                              =============    =============   ===============

Financial Summary
-----------------

The following summarized financial and statistical data compares the third quarter and year-to-date periods ended November 1, 1997 to the comparable 1996 periods:

                                           Third Quarter                  Year - to - Date
                               ---------------------------------  ------------------------------

                                  1997        1996      Change       1997      1996      Change
                               ----------  ----------  ---------  ---------  ---------  --------

Increase in comparable store
 sales                              25%         19%                    19%       17%

Sales increase attributable to
 new and remodeled stores           44%         35%                    39%       35%

Sales per average selling
 square foot                       $130         $99        31%        $283      $227        25%

Sales per average store          $1,031        $779        32%      $2,243    $1,791        25%
 (thousands)

Average store size at end of
 quarter (selling square feet)    7,906       7,849         1%

Selling square feet at end of
 quarter (thousands)              1,178         934        26%

Number of stores:

Beginning of period                 139         106                    127       100
 Opened                              10          13                     22        19
                               ----------  ----------             ---------  ---------

End of period                       149         119                    149       119
                               ==========  ==========             =========  =========

Net Sales
---------

Net sales for the third quarter of 1997 increased 69% to $148.5 million from $87.7 million in the year earlier period. Net sales per average selling square foot increased 31%. The increase in net sales was due to both a comparable store sales increase of 25% and from opening 30 new stores as compared to the third quarter of 1996. Comparable store sales increases were strong in both men's and women's businesses.

Year-to-date net sales were $309.5 million, an increase of 58%, from $196.1 million for the same period in 1996. Sales growth resulted from a comparable store sales increase of 19% and the addition of new stores. Net sales per selling square foot for the Company increased 25%.

Gross Income
------------

Gross income, as a percentage of net sales, increased to 35.7% for the third quarter of 1997 from 35.3% for the same period in 1996. The increase was primarily attributable to a reduction in buying and occupancy costs, as a percentage of net sales, due to higher sales productivity associated with the increase in comparable store sales.

The 1997 year-to-date gross income, expressed as a percentage of net sales, increased 1.2% to 33.8%, from 32.6% for the comparable period in 1996. This improvement was attributable to higher merchandise margins and lower buying and occupancy costs, as a percentage of net sales.


General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 23.3% in the third quarter of 1997 as compared to 24.8% for the same period in 1996. The improvement resulted primarily from expense leverage associated with the strong comparable store sales growth.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 25.8% and 27.2% for the year-to-date periods in 1997 and 1996, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of expenses, primarily store expenses, over higher sales volume.

Operating Income
----------------

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 12.4% and 8.1%, in 1997, up from 10.5% and 5.4% for the comparable periods in 1996. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense
----------------

Third quarter interest expense of $1.1 million was down $0.2 million from adjusted 1996 third quarter interest expense. The Company's year-to-date interest expense was $3.3 million, down $0.6 million from the adjusted $3.9 million in 1996. Interest expense in the third quarter of 1997 and adjusted 1996 third quarter included $975 thousand associated with the $50 million long-term debt. The balance was primarily from interest on short-term borrowings (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations including projected growth, seasonal working capital requirements and capital expenditures. A summary of certain measures of the Company's liquidity and long-term ongoing capitalization follows (thousands):


                                                  November 1,     February 1,
                                                     1997            1997
                                               ---------------  ---------------

Working Capital                                       $3,830          $1,288
                                               ===============  ===============

Capitalization:
  Long-term Debt                                     $50,000         $50,000
  Shareholders' Equity                                23,457          11,238
                                               ---------------  ---------------

Total Capitalization                                 $73,457         $61,238
                                               ===============  ===============

The $25.3 million net cash provided from operating activities for the thirty-nine weeks ended November 1, 1997 increased from $0.4 million for the comparable period last year due primarily to the increase in net income and an increase in accounts payable and accrued expenses. Depreciation and amortization increased $3.3 million as compared to 1996 as a result of depreciation related to new stores and other property additions.

Investing activities were for capital expenditures, primarily for new stores.

In 1996, financing activities were due to intercompany transactions and proceeds of $150 million from the Credit Agreement which were used to repay $91 million of intercompany debt and $32 million of Trademark Obligations and fund a $27 million dividend to The Limited.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores totaled $19.9 million for the thirty-nine weeks ended November 1, 1997 versus $12.9 million for the comparable period of 1996. The Company estimates the average cost for leasehold improvements, furniture and fixtures for stores opened in 1997 will be approximately $780,000 per store, after giving effect to landlord allowances. Additionally, inventory purchases at cost are expected to average approximately $285,000. The Company anticipates spending $28-$32 million in 1997 for capital expenditures, of which $27-$29 million will be for new stores, the remodeling and/or expansion of existing stores and related improvements.

The Company intends to add approximately 222,000 net selling square feet in 1997, which will represent a 22% increase over year-end 1996. It is anticipated that the increase will result from the addition of 30 new stores and remodeling and/or expansion of three stores. The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

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

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The Company is vigorously opposing these motions.

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

(a) Exhibits
    --------

     3. Articles of Incorporation and Bylaws.

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

    10. Material Contracts.

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

         10.4 Employment Agreement by and between Abercrombie & Fitch Co. and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment.

    11. Statement re:  Computation of Per Share Earnings.

    15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

    27. Financial Data Schedule.


(b)  Reports on Form 8-K.
     --------------------

        None.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABERCROMBIE & FITCH CO.
                                      (Registrant)



                                    By  /s/ Seth R. Johnson
                                        ---------------------------
                                        Seth R. Johnson,
                                        Vice President and Chief
                                        Financial Officer*


Date: December 15, 1997

----------------------------------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Document
-----------     ----------------------------------

   10.4 Employment Agreement by and between Abercrombie & Fitch Co. and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment.

   11           Statement re:  Computation of Per Share Earnings.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

   27           Financial Data Schedule.