Form 10-K
period 1998-01-31
ABERCROMBIE & FITCH CO /DE/
filed 1998-04-29
CIK 1018840

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549
                                  ___________

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended January 31, 1998
                          ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                         Commission file number 1-12107
                                                -------

                            ABERCROMBIE & FITCH CO.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      31-1469076
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Four Limited Parkway East, P.O. Box 182168 Reynoldsburg, OH           43218
-----------------------------------------------------------      ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (614)   577-6500
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each Class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------
 Class A Common Stock, $.01 Par Value  The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes    X      No  _____
                      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 17, 1998: $334,574,662.
                                        ------------

Number of shares outstanding of the registrant's Common Stock as of April 17, 1998: 8,025,779 shares of Class A common stock; 43,000,000 shares of Class B
      ---------
common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the next Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Description of Operations.

General.
-------

The Company was incorporated on June 26, 1996, and on July 15, 1996 acquired the stock of Abercrombie & Fitch Holdings, the parent company of the Abercrombie & Fitch business and A&F Trademark, Inc., in exchange for 43 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 8.05 million shares of the Company's Class A common stock was consummated on October 1, 1996 and, as a result, approximately 84% of the outstanding common stock of the Company is owned by The Limited.

On February 17, 1998, a registration statement was filed with the Securities and Exchange Commission in connection with a plan to establish the Company as a fully independent company via a tax-free exchange offer pursuant to which The Limited shareholders will be given an opportunity to exchange shares of The Limited for shares of the Company. The Limited currently owns 43 million shares of the Company's shares.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:


       Fiscal       Beginning
        Year         of Year       Opened       Closed      End of Year
        ----         -------       ------       ------      -----------
        1993            40            9                         49
        1994            49           20            (2)          67
        1995            67           33                        100
        1996           100           29            (2)         127
        1997           127           30            (1)         156

During fiscal year 1997, the Company purchased merchandise from approximately 58 suppliers and factories located throughout the world. The Company sourced approximately 41% of its apparel merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 15% of goods purchased originated from any single third party manufacturer.

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

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 1997, the highest inventory level approximated $60.7 million at the July 1997 month-end and the lowest inventory level approximated $31.0 million at the April 1997 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or The Limited's 40% owned credit card processing venture, Alliance Data Systems ("ADS"). ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of The Limited prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company, including its respective target markets.

Abercrombie & Fitch is a specialty retailer of quality, casual, classic American sportswear, targeted to men and women approximately 15-50 years of age. The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear who placed a premium on complete customer satisfaction with each item sold. The Company was acquired by The Limited in 1988 and in 1992 Abercrombie & Fitch was repositioned as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In re-establishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage is set forth under the caption "Management's Discussion and Analysis" in ITEM 7.

Competition.

The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, selection and quality are the principal competitive factors in retail store sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

Associate Relations.

On January 31, 1998, the Company employed approximately 6,700 associates (none of whom were members of a collective bargaining agreement), 5,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.  PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in Reynoldsburg, Ohio.

The distribution and shipping facilities are owned by The Limited and are leased by the Company under 15 year leases, with options to renew. The Company expects that the term of the lease covering such distribution and shipping facilities will be reduced to three years after the Company's split-off from The Limited.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1997 and 2010 and generally have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter has been transferred to another judge of the United States District Court for the Southern District of Ohio. On January 8, 1998, ATMI filed a second motion to vacate and a motion for leave to file a second amended complaint. The Company has vigorously opposed all of the pending motions.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 31, 1998.

Leslie H. Wexner, 60, has been Chairman of the Board of the Company since 1996. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

Kenneth B. Gilman, 51, has been Vice Chairman of the Company since 1996. Mr. Gilman has been Vice Chairman, Chief Administrative Officer of The Limited since August 1997 and was Vice Chairman and Chief Financial Officer from June 1993 to August 1997. He was Executive Vice President and Chief Financial Officer of The Limited for five years prior thereto.

Michael S. Jeffries, 53, has been President and Chief Executive Officer since February 1992.

Michelle S. Donnan-Martin, 34, has been Vice President-General Merchandising Manager-Women's since February 1996. For three and one-half years prior thereto, Ms. Donnan-Martin held the position of Vice President Women's Merchandising.

Seth R. Johnson, 44, has been Vice President-Chief Financial Officer since June 1992.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following is a summary of market price since the Company was originally listed on the New York Stock Exchange ("ANF") on September 26, 1996:

                                                                               Market Price
                                                              ---------------------------------------------
                                                                        High                     Low
                                                              --------------------    ---------------------

              Fiscal Year End 1997
              ------------------------------------------
              4th Quarter                                              $34 11/16                $25 11/16
              3rd Quarter                                              $  27 1/4                $  19 1/4
              2nd Quarter                                              $  20 1/2                $  15 3/4
              1st Quarter                                              $  17 5/8                $  12 7/8


              Fiscal Year End 1996
              ------------------------------------------
              4th Quarter                                              $  23 3/4                $  12 5/8
              3rd Quarter                                              $  26 1/4                $  21 3/4

On January 31, 1998, there were approximately 180 shareholders of record. However, when including active associates who participate in the Company's stock purchase plan, associates who own shares through Company sponsored retirement plans and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 3,300.

ITEM 6.  SELECTED FINANCIAL DATA.

                            ABERCROMBIE & FITCH CO.

                               FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)

FISCAL YEAR                                 1997         1996      1995*       1994       1993         1992        1991
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                $  521,617   $  335,372   $235,659   $165,463   $110,952    $ 85,301    $ 62,583
-------------------------------------------------------------------------------------------------------------------------
Gross Income                             $  201,080   $  123,766   $ 79,794   $ 56,820   $ 30,562    $ 13,413    $  9,665
-------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                  $   84,125   $   45,993   $ 23,798   $ 13,751   $ (4,064)   $(10,190)   $(11,603)
-------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) as a
   Percentage of Sales                         16.1%        13.7%      10.1%       8.3%      (3.7%)     (11.9%)     (18.5%)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                        $   48,322   $   24,674   $ 14,298   $  8,251   $ (2,464)   $ (6,090)   $ (7,003)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) as a
   Percentage of Sales                          9.3%         7.4%       6.1%       5.0%      (2.2%)      (7.1%)     (11.2%)
-------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS
Net Income (Loss) Per Basic Share        $      .95   $      .54   $    .33   $    .19   $   (.06)   $   (.14)   $   (.16)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Dilutive Share     $      .94   $      .54   $    .33   $    .19   $   (.06)   $   (.14)   $   (.16)
-------------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
  Outstanding                                51,478       45,760     43,000     43,000     43,000      43,000      43,000
-------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                             $  183,238   $  105,761   $ 87,693   $ 58,018   $ 48,882    $ 61,626    $ 47,967
-------------------------------------------------------------------------------------------------------------------------
Return on Average Assets                         33%          26%        20%        15%        (4%)       (11%)         -
-------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                     $   29,486   $   24,323   $ 24,526   $ 12,603   $  4,694    $ 10,351    $  7,931
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                           $   50,000   $   50,000          -          -          -           -           -
-------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)           $   58,775   $   11,238   $(22,622)  $(37,070)  $(45,341)   $(42,877)   $(36,787)
-------------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase                  21%          13%         5%        15%         6%          8%         10%
-------------------------------------------------------------------------------------------------------------------------
Retail Sales per Average Selling
Square Foot                              $      462   $      373   $    354   $    350   $    301    $    276    $    261
-------------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                     156          127        100         67         49          40          36
-------------------------------------------------------------------------------------------------------------------------
Selling Square Feet                       1,234,000    1,006,000    792,000    541,000    405,000     332,000     287,000
-------------------------------------------------------------------------------------------------------------------------
Number of Associates                          6,700        4,900      3,000      2,300      1,300         900         700
-------------------------------------------------------------------------------------------------------------------------
*Fifty-three week fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net sales for the fourth quarter were $212.1 million, an increase of 52% from $139.2 million for the fourth quarter a year ago. Operating income was $59.1 million, up 67% compared to $35.3 million last year. Earnings per diluted share were $.68, up 70%, from $.40 last year.

Net sales for the fiscal year ended January 31, 1998, increased 56% to $521.6 million from $335.4 million last year. Operating income for the year increased 83% to $84.1 million from $46.0 million in 1996. Earnings per diluted share were $.94 compared to $.48 on an adjusted basis a year ago, an increase of 96%.

The results of operations shown below are adjusted for both the historical number of shares outstanding to reflect post-initial public offering shares outstanding and interest expense to reflect the Company's ongoing capital structure and seasonal borrowings. The following assumptions were used to derive the adjusted amounts: 1) 51.05 million post-initial public offering shares outstanding for the periods presented; prior to the initial public offering on October 1, 1996, there were 43 million shares outstanding; 2) interest expense on the Company's seasonal borrowings which were funded from The Limited's intercompany cash management system; prior to July 11, 1996, the intercompany cash management account was noninterest bearing; and 3) interest expense on the Company's ongoing capital structure which included interest expense on a $50 million mirror note distributed to The Limited prior to the initial public offering but excluded interest expense on the Company's $150 million credit agreement, entered into on July 2, 1996, and repaid in the fourth quarter of 1996.

                                                              Year Ended
                                      --------------------------------------------------------
                                           Actual              Adjusted             Actual
                                         January 31,          February 1,          February 1,
                                            1998                 1997                1997
                                      ------------------     --------------      -------------
Operating income                                 $84,125           $45,993             $45,993
Interest expense, net                              3,583             5,016               4,919
                                      ------------------     -------------      --------------
Income before income taxes                        80,542            40,977              41,074
Provision for income taxes                        32,220            16,400              16,400
                                      ------------------     -------------      --------------
Net income                                       $48,322           $24,577             $24,674
                                      ==================     =============      ==============
Net income per share:
  Basic                                          $   .95           $   .48             $   .54
                                      ==================     =============      ==============
  Diluted                                        $   .94           $   .48             $   .54
                                      ==================     =============      ==============

Weighted average shares outstanding:
  Basic                                           51,011            51,050              45,749
                                      ==================     =============      ==============
  Diluted                                         51,478            51,050              45,760
                                      ==================     =============      ==============

FINANCIAL SUMMARY

The following summarized financial data compares 1997 to the comparable periods for 1996 and 1995:

                                                                                                         % Change
                                                                                            ---------------------------------
                                        1997               1996               1995          1997-1996               1996-1995
                                    ---------------    ---------------    --------------    ---------------   ---------------
Net sales (millions)                         $521.6             $335.4            $235.7                 56%               42%
Increase in comparable
     store sales                                 21%                13%                5%
Retail sales increase attributable
   to new and remodeled stores                   34%                29%               37%
Retail sales per average selling
 square foot                                 $  462             $  373            $  354                24%                 5%

Retail sales per average store
     (thousands)                             $3,653             $2,955            $2,823                24%                 5%
Average store size at year-end
   (selling square feet)                      7,910              7,921             7,920                 0%                 0%
Selling square feet at year-end
   (thousands)                                1,234              1,006               792                23%                27%

Number of Stores:
   Beginning of year                            127                100                67
     Opened                                      30                 29                33
     Closed                                      (1)                (2)                -
                                    ---------------    ---------------    --------------
   End of year                                  156                127               100
                                    ===============    ===============    ==============

NET SALES

Fourth quarter 1997 net sales as compared to net sales for the fourth quarter 1996 increased 52% to $212.1 million, due to a 23% increase in comparable store sales and sales attributable to new and remodeled stores. Comparable store sales increases were strong in both the men's and women's businesses as both were driven by a very strong knit business. Additionally, fourth quarter 1997 net sales included results from the first Holiday issue of the A&F Quarterly, a catalogue/magazine, which accounted for 1.7% of total net sales.

Thirteen-week fourth quarter 1996 net sales as compared to net sales for the fourteen-week fourth quarter 1995 increased 31% to $139.2 million, due to an 8% increase in comparable store sales and sales attributable to new and remodeled stores. Comparable store sales increases were strong in both the men's and women's businesses. Sweaters were the best performing category in each business.

Net sales for 1997 increased 56% to $521.6 million over the same period in 1996. The sales increase was attributable to the net addition of 29 stores and a 21% comparable store sales increase. Comparable store sales increases were equally strong in both men's and women's businesses and their performance strength was broadly based across all major merchandise categories. Net sales per selling square foot for the total Company increased 24%, driven principally by an increase in the number of transactions per store.

Net sales for 1996 increased 42% to $335.4 million over the fifty-three week 1995 fiscal year. The sales increase was attributable to the net addition of 27 stores and a 13% comparable store sales increase. Consistent with the Company's strategy, the women's business continued to increase as a proportion of the total business, with sweaters and pants the strongest performing categories.
The men's business also achieved significant growth with its strongest categories being sweaters, pants and denim. Net sales per selling square foot for the total Company increased 5%.

GROSS INCOME

Gross income increased, expressed as a percentage of net sales, to 45.4% for the fourth quarter of 1997 from 43.0% for the same period in 1996. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) resulting from higher initial markups (IMU) and a lower markdown rate. As a result of improved inventory turnover fewer markdowns, expressed as a percentage of net sales, were needed in the fourth quarter of 1997 to clear season-end merchandise as compared to the same period in 1996.

Gross income increased, expressed as a percentage of net sales, to 43.0% for the fourth quarter of 1996 from 37.4% for the same period in 1995. The increase was due to a significant increase in merchandise margins and a reduction in buying and occupancy costs, expressed as a percentage of net sales. The increase in merchandise margins was the result of higher IMU. The decrease in buying and occupancy costs was primarily attributable to higher sales productivity associated with the 8% increase in comparable store sales.

For the year, the gross income rate increased to 38.5% in 1997 from 36.9% in 1996. The improvement was the result of higher merchandise margins, expressed as a percentage of net sales. Improved IMU, in both the men's and women's businesses drove the increase in merchandise margins. Buying and occupancy costs, expressed as a percentage of net sales, declined slightly due to leverage achieved from comparable store sales increases.

In 1996, the gross income rate increased to 36.9% from 33.9% in 1995. Merchandise margins, expressed as a percentage of net sales, improved due to a higher IMU in both the men's and women's businesses. Buying and occupancy costs, expressed as a percentage of net sales, declined due to a 13% increase in comparable store sales, including a 5% increase in net sales per selling square foot.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 17.5% in the fourth quarter of 1997 and 17.6% in the comparable period in 1996. The improvement resulted primarily from favorable leveraging of expenses due to higher sales volume. Included in these expenses for the fourth quarter of 1997 was approximately $2.6 million of compensation expense associated with restricted stock grants awarded to key executives of the Company.

For the year, general, administrative and store operating expenses, expressed as a percentage of net sales, were 22.4%, 23.2% and 23.8% for 1997, 1996 and 1995. The improvement during the three-year period resulted from management's continued emphasis on expense control and favorable leveraging of expenses, primarily stores expenses, due to higher sales volume.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 27.9%, 25.4% and 19.8% for the fourth quarter of 1997, 1996 and 1995 and 16.1%, 13.7% and 10.1%
for fiscal years 1997, 1996 and 1995. The improvement was the result of higher merchandise margins coupled with lower general, administrative and store operating expenses, expressed as a percentage of net sales. Sales volume and gross income have increased at a faster rate than general, administrative and store operating expenses as the Company continues to emphasize cost controls.

INTEREST EXPENSE

Fourth quarter 1997 net interest expense of $305 thousand improved $820 thousand from 1996 fourth quarter net interest expense of $1.1 million. Interest expense in the fourth quarter of 1997 and 1996 included $975 thousand associated with $50 million of long-term debt. The balance represented net interest income from temporary investments in the fourth quarter of 1997, while net interest expense in the fourth quarter of 1996 was primarily due to higher borrowing levels.

The Company's year-to-date interest expense was $3.6 million, down $1.3 million from $4.9 million in 1996 due primarily to lower average borrowing levels.

FINANCIAL CONDITION

The Company's continuing growth in operating income provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and cash funding from The Limited's centralized cash management system provided the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                             1997               1996                1995
                                                      ----------------    ---------------    ---------------
Cash provided by operating activities                         $100,195            $46,836           $ 12,714
Working capital                                               $ 42,000            $ 1,288           $(70,940)
Capitalization
     Long-term debt                                           $ 50,000            $50,000                  -
     Shareholders' equity (deficit)                             58,775             11,238           $(22,622)
                                                      ----------------    ---------------    ---------------
Total Capitalization                                          $108,775            $61,238           $(22,622)
                                                      ================    ===============    ===============

The Company considers the following to be measures of liquidity and capital resources:

                                                             1997                 1996               1995
                                                      ----------------     ---------------    ---------------
Debt-to-capitalization ratio (long-term debt
     divided by total capitalization)                               46%                 82%               n/m
Cash flow to capital investment (net cash
     provided by operating activities divided
     by capital expenditures)                                      340%                193%                52%

n/m = not meaningful

Net cash provided by operating activities totaled $100.2 million, $46.8 million and $12.7 million for 1997, 1996 and 1995.

In 1997, the $100.2 million net cash provided by operating activities increased from the comparable period last year due primarily to the increase in net income before depreciation and amortization. Accounts payable and accrued expenses increased in 1997 as a result of the increases of $7.8 million in merchandise payables due to the timing of receipts for Spring goods and $2.3 million of accrued rent. Cash requirements for inventory decreased in 1997 consistent with the Company's strategy to improve inventory turnover.

Investing activities were for capital expenditures, which were primarily for new stores.

Financing activities in 1997 consisted primarily of activity through The Limited's centralized cash management system. Financing activities in 1996 include $150 million in proceeds from borrowings under a bank credit agreement, which, along with the $8.6 million working capital note, were later repaid with funds made available from the IPO and cash flow from operations. Proceeds of the $150 million bank credit agreement were used to repay $91 million of intercompany debt and $32 million of trademark obligations and fund a $27 million dividend to The Limited. Other financing activities were due to intercompany and cash management account activity (see Note 8).

In connection with the plan to establish Abercrombie & Fitch as a fully independent company (see Note 11), the Company is in the process of negotiating credit facilities that will be separate and independent of The Limited.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, amounted to $29.5 million, $24.3 million and $24.5 million for 1997, 1996 and 1995.

The Company anticipates spending $40 to $50 million in 1998 for capital expenditures, of which $35 to $42 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The Company intends to add approximately 235,000 selling square feet in 1998, which will represent a 19% increase over year end 1997. It is anticipated the increase will result from the addition of 30 new stores and the remodeling and/or expansion of four stores. The Company estimates that the average cost for leasehold improvements, furniture and fixtures for stores opened in 1998 will approximate $750,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $275,000 per store.

Additionally, the Company plans to open 10 to 15 children's stores in 1998. The planned store size is approximately 3,200 selling square feet and the average cost for leasehold improvements, furniture and fixtures will be approximately $470,000.

The Company expects that substantially all future capital expenditures will be funded by net cash provided by operating activities.

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

The Company recently completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $3.0 to $4.0 million from 1997 through 2000. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process from 1997 through 2000.

The Company is attempting to contact vendors and others on whom it relies to ensure that their systems will be converted in a timely fashion. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

REGISTRATION STATEMENT FOR EXCHANGE OFFER

The Company and The Limited will enter into certain service agreements upon the consummation of the Exchange Offer (see Note 11) which will include among other things, tax, information technology and store design and construction. These agreements generally will be for a term of one year. Service agreements will also be entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements generally will be for a term of three years. Costs for these services will generally be the costs and expenses incurred by The Limited plus 5% of such amounts. Upon expiration of these agreements with The Limited, the Company may bring certain services in-house, contract with other outside parties or take other actions the Company deems appropriate at that time.

The Company does not anticipate that costs associated with these service agreements or costs to be incurred upon their expiration will have a material impact on its financial condition.

IMPACT OF INFLATION

The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

ADOPTION OF NEW ACCOUNTING STANDARDS

During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the Company to disclose earnings per basic and diluted share for all periods presented.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, the Company's Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            ABERCROMBIE & FITCH CO.

                       CONSOLIDATED STATEMENTS OF INCOME


(Thousands except per share amounts)
                                                                   1997              1996           1995
                                                              ---------------    -------------   -------------
NET SALES                                                            $521,617         $335,372        $235,659

  Costs of Goods Sold, Occupancy and Buying Costs                     320,537          211,606         155,865
                                                              ---------------    -------------   -------------

GROSS INCOME                                                          201,080          123,766          79,794

  General, Administrative and Store Operating Expenses                116,955           77,773          55,996
                                                              ---------------    -------------   -------------

OPERATING INCOME                                                       84,125           45,993          23,798

  Interest Expense, Net                                                 3,583            4,919               -
                                                              ---------------    -------------   -------------

INCOME BEFORE INCOME TAXES                                             80,542           41,074          23,798

  Provision for Income Taxes                                           32,220           16,400           9,500
                                                              ---------------    -------------   -------------

NET INCOME                                                           $ 48,322         $ 24,674        $ 14,298
                                                              ===============    =============   =============

NET INCOME PER SHARE:
  BASIC                                                              $    .95         $    .54        $    .33
                                                              ===============    =============   =============
  DILUTED                                                            $    .94         $    .54        $    .33
                                                              ===============    =============   =============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                            ABERCROMBIE & FITCH CO.

                          CONSOLIDATED BALANCE SHEETS

(Thousands)
                                                                     January 31,            February 1,
                                                                        1998                   1997
                                                                 ----------------       ----------------
                         ASSETS
                         ------
CURRENT ASSETS:
 Cash and Equivalents                                                    $ 42,667              $   1,945
 Accounts Receivable                                                        1,695                  2,102
 Inventories                                                               33,927                 34,943
 Store Supplies                                                             5,592                  5,300
 Intercompany Receivable                                                   23,785                      -
 Other                                                                      1,296                    588
                                                                 ----------------       ----------------
TOTAL CURRENT ASSETS                                                      108,962                 44,878

PROPERTY AND EQUIPMENT, NET                                                70,517                 58,992

DEFERRED INCOME TAXES                                                       3,759                  1,885

OTHER ASSETS                                                                    -                      6
                                                                 ----------------       ----------------

TOTAL ASSETS                                                             $183,238              $ 105,761
                                                                 ================       ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                                        $ 15,968              $   6,414
 Accrued Expenses                                                          35,143                 22,388
 Income Taxes Payable                                                      15,851                  9,371
 Intercompany Payable                                                           -                  5,417
                                                                 ----------------       ----------------
TOTAL CURRENT LIABILITIES                                                  66,962                 43,590

LONG-TERM DEBT                                                             50,000                 50,000

OTHER LONG-TERM LIABILITIES                                                 7,501                    933

SHAREHOLDERS' EQUITY:
 Common Stock                                                                 511                    511
 Paid-In Capital                                                          117,972                117,980
 Retained Earnings (Deficit)                                              (58,931)              (107,253)

                                                                           59,552                 11,238
 Less:  Treasury Stock, at Cost                                              (777)                     -
                                                                 ----------------       ----------------
TOTAL SHAREHOLDERS' EQUITY                                                 58,775                 11,238
                                                                 ----------------       ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $183,238              $ 105,761
                                                                 ================       ================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                            ABERCROMBIE & FITCH CO.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


(Thousands)
                                            Common Stock
                                  -------------------------------
                                                                                                                        Total
                                                                                      Retained        Treasury       Shareholders'
                                        Shares            Par          Paid-In        Earnings         Stock,           Equity
                                     Outstanding         Value         Capital       (Deficit)         at Cost         (Deficit)
                                  ---------------    ------------   ------------   -------------     ----------     --------------
Balance, January 28, 1995                  43,000               -      $    155       $ (37,225)              -           $(37,070)
Net Income                                      -               -             -          14,298               -             14,298
Other                                           -               -           150               -               -                150
                                  ---------------    ------------   ------------   -------------     ----------     --------------

Balance, February 3, 1996                  43,000               -      $    305       $ (22,927)              -           $(22,622)
Transfer of Equity to Debt
  ($50,000 Long-Term Debt and
   $32,000 Short-Term Borrowings)               -               -             -         (82,000)              -            (82,000)

Cash Dividend to Parent Prior to
 Initial Public Offering                        -               -             -         (27,000)              -            (27,000)
Sale of Common Stock in Initial
 Public Offering                            8,050            $511       117,667               -               -            118,178
Net Income                                      -               -             -          24,674               -             24,674
Other                                           -               -             8               -               -                  8
                                  ---------------    ------------   ------------   -------------     ----------     --------------

Balance, February 1, 1997                  51,050            $511      $117,980       $(107,253)              -           $ 11,238
Purchase of Treasury Stock                    (50)              -             -               -           $(929)              (929)
Net Income                                      -               -             -          48,322               -             48,322
Exercise of Stock Options and                   9               -            (8)              -             152                144
   Other
                                  ---------------    ------------   ------------   -------------    ------------    --------------
Balance, January 31, 1998                  51,009            $511      $117,972       $ (58,931)          $(777)          $ 58,775
                                  ===============    ============   ============    ============   =============     =============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                            ABERCROMBIE & FITCH CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
                                                                    1997                 1996                 1995
                                                             ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $ 48,322            $  24,674             $ 14,298

 Impact of Other Operating Activities on Cash Flows
   Depreciation and Amortization                                       16,342               11,759                9,104
   Noncash Charge for Deferred Compensation                             6,219                    -                    -
   Change in Assets and Liabilities:
     Inventories                                                        1,016               (4,555)             (13,837)
     Accounts Payable and Accrued Expenses                             22,309                9,943                4,069
     Income Taxes                                                       4,606                4,218               (2,525)
     Other Assets and Liabilities                                       1,381                  797                1,605
                                                             ----------------     ----------------     ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                      100,195               46,836               12,714
                                                             ----------------     ----------------     ----------------
CASH USED FOR INVESTING ACTIVITIES
 Capital Expenditures                                                 (29,486)             (24,323)             (24,526)
                                                             ----------------     ----------------     ----------------
FINANCING ACTIVITIES
 Increase (Decrease) in Intercompany Balance                          (29,202)              18,988               11,944
 Dividend Paid to Parent                                                    -              (27,000)                   -
 Net Proceeds from Issuance of Common Stock                                 -              118,178                    -
 Proceeds from Credit Agreement                                             -              150,000                    -
 Repayment of Credit Agreement                                              -             (150,000)                   -
 Repayment of Trademark Obligations                                         -              (32,000)                   -
 Repayment of Intercompany Debt                                             -              (91,000)                   -
 Repayment of Working Capital Note                                          -               (8,616)                   -
 Purchase of Treasury Stock                                              (929)                   -                    -
 Other Changes in Shareholders' Equity                                    144                    8                  150

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         ----------------     ----------------     ----------------
                                                                      (29,987)             (21,442)              12,094
                                                             ----------------     ----------------     ----------------

NET INCREASE IN CASH AND EQUIVALENTS                                   40,722                1,071                  282
Cash and Equivalents, Beginning of Year                                 1,945                  874                  592
                                                             ----------------     ----------------     ----------------
CASH AND EQUIVALENTS, END OF YEAR                                    $ 42,667            $   1,945             $    874
                                                             ================     ================     ================

In 1996, noncash financing activities included the distribution of a note representing preexisting obligations of the Company's operating subsidiary in respect of certain trademarks in the amount of $32 million by the Company's trademark subsidiary to The Limited, Inc., distribution of the $50 million in long-term debt and the conversion of $8.6 million of intercompany debt into a working capital note.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                            ABERCROMBIE & FITCH CO.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   An initial public offering (the "Offering") of 8.05 million shares of the Company's Class A common stock, including the sale of 1.05 million shares pursuant to the exercise by the underwriters of their options to purchase additional shares, was consummated on October 1, 1996. As a result of the Offering, 84.2% of the outstanding common stock of the Company is owned by The Limited.

   The net proceeds received by the Company from the Offering, approximating $118.2 million, and cash from operations were used to repay the borrowings under a $150 million credit agreement.

   The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to the Company and its subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and all significant subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

   FISCAL YEAR

   The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 1997 and 1996 represent the fifty-two week periods ended January 31, 1998 and February 1, 1997. The results for fiscal year 1995 represent the fifty-three week period ended February 3, 1996.

   CASH AND EQUIVALENTS

   Cash and equivalents include amounts on deposit with financial institutions and investments with maturities of less than 90 days.

   INVENTORIES

   Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method.

   STORE SUPPLIES

   The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. Subsequent shipments are expensed except for new merchandise presentation programs which are capitalized.

   PROPERTY AND EQUIPMENT

   Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for building improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Company by The Limited and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

   INCOME TAXES

   Income taxes are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual effective tax rate.

   SHAREHOLDERS' EQUITY

   At January 31, 1998, there were 150 million of $.01 par value Class A shares authorized, of which 8.01 million and 8.05 million shares were outstanding at January 31, 1998 and February 1, 1997 and 150 million of $.01 par value Class B shares authorized, of which 43 million shares were issued and outstanding. In addition there were 15 million of $.01 par value preferred shares authorized, none of which have been issued.

   Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to three votes per share on all matters submitted to a vote of shareholders. Each share of Class B common stock is convertible while held by The Limited or any of its subsidiaries into one share of Class A common stock (see Note 11).

   REVENUE RECOGNITION

   Sales are recorded upon purchase by customers.

   CATALOGUE AND ADVERTISING COSTS

   Costs related to the A&F Quarterly, which premiered in 1997, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $13.7 million in 1997, $4.1 million in 1996 and $3.1 million in 1995.

   STORE PREOPENING EXPENSES

   Preopening expenses related to new store openings are charged to operations as incurred.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The recorded values of current assets and current liabilities, including accounts receivable and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

   The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company's long-term debt was $52.2 million at January 31, 1998 and $50.6 million at February 1, 1997.

   EARNINGS PER SHARE

   Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Earnings per basic share are computed based on the weighted average number of outstanding common shares. Earnings per diluted share include the weighted average effect of dilutive stock options and restricted stock. The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company is assumed to have been outstanding for all periods.

PAGE>

     Weighted Average Common Shares Outstanding (thousands):
                                                                    1997             1996            1995
                                                                 ------------     ------------    -----------
     Common shares issued                                             51,050           45,749         43,000
     Treasury shares                                                     (39)               -              -
                                                                 ------------     ------------    -----------
     Basic shares                                                     51,011           45,749         43,000

     Dilutive effect of options and restricted shares                    467               11              -
                                                                 ------------     ------------    -----------
     Diluted shares                                                   51,478           45,760         43,000
                                                                 ============     ============    ===========

   Options to purchase 228,000 and 240,000 shares of common stock were outstanding at year-end 1997 and 1996 but were not included in the computation of earnings per diluted share because the options' exercise price was greater than the average market price of the common shares.

   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

   RECLASSIFICATIONS

   Certain amounts in previously reported financial statement captions have been reclassified to conform with current year presentation.

3. PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consisted of (thousands):

                                                                            1997                  1996
                                                                       ----------------      --------------
    Furniture, fixtures and equipment                                          $104,671            $ 88,248
    Beneficial leaseholds                                                         7,349               7,925
    Leasehold improvements                                                       11,615               5,565
    Construction in progress                                                        365                 181
                                                                       ----------------      --------------
    Total                                                                      $124,000            $101,919

    Less:  accumulated depreciation and amortization                             53,483              42,927
                                                                       ----------------      --------------

    Property and equipment, net                                                $ 70,517            $ 58,992
                                                                       ================      ==============

4. LEASED FACILITIES AND COMMITMENTS

   Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. Rent expense also includes charges from The Limited and its subsidiaries for space under formal agreements which approximate market rates (see Note 8).

   A summary of rent expense for 1997, 1996 and 1995 follows (thousands):

                                                            1997                  1996                  1995
                                                   --------------------    -----------------    -------------------
   Store rent:
     Fixed minimum                                              $34,402              $24,599                $17,465
     Contingent                                                   2,138                1,620                  1,322
                                                   --------------------    -----------------    -------------------
   Total store rent                                             $36,540              $26,219                $18,787

   Buildings, equipment and other                                 1,400                1,229                  1,058
                                                    --------------------    -----------------    -------------------

   Total rent expense                                           $37,940              $27,448                $19,845
                                                   ====================    =================    ===================

   At January 31, 1998, the Company was committed to noncancelable leases with remaining terms of one to fifteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years and offices and a distribution center leased from an affiliate of The Limited with an initial term of fifteen years. A majority of the Company's store leases are guaranteed by The Limited. A summary of minimum rent commitments under noncancelable leases follows (thousands):


                         1998                    $ 40,775
                         1999                      41,747
                         2000                      41,866
                         2001                      42,170
                         2002                      42,254
                         Thereafter               181,769


5. ACCRUED EXPENSES

   Accrued expenses consisted of the following (thousands):

                                                                    1997               1996
                                                            ---------------    ---------------
   Rent and landlord charges                                     $ 8,105            $ 5,624
   Compensation and benefits                                       8,357              4,638
   Catalogue and advertising costs                                 4,012              1,449
   Interest                                                          986              2,162
   Taxes, other than income                                        1,827              1,761
   Other                                                          11,856              6,754
     Total                                                       $35,143            $22,388
                                                             ===============    ===============

6. INCOME TAXES

   The provision for income taxes consisted of (thousands):

                                                          1997                   1996                  1995
                                                 -------------------     -----------------     -------------------
     Currently Payable:
          Federal                                            $29,620               $13,800                  $6,900
          State                                                3,470                 1,300                   1,700
                                                 -------------------     -----------------     -------------------
                                                             $33,090               $15,100                  $8,600
                                                 -------------------     -----------------     -------------------

     Deferred:
          Federal                                             (3,200)                 (400)                    700
          State                                                2,330                 1,700                     200
                                                 -------------------     -----------------     -------------------
                                                             $  (870)              $ 1,300                  $  900
                                                 -------------------     -----------------     -------------------

     Total provision                                         $32,220               $16,400                  $9,500
                                                 ===================     =================     ===================

   A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                             1997                  1996                  1995
                                                     ------------------     ----------------     -----------------
     Federal income tax rate                                       35.0%                35.0%                 35.0%
     State income tax, net of Federal income
          tax effect                                                4.7%                 4.7%                  5.2%
     Other items, net                                               0.3%                 0.2%                 (0.3)%
                                                     ------------------     ----------------     -----------------

     Total                                                         40.0%                39.9%                 39.9%
                                                     ==================     ================     =================

   Income taxes payable included net current deferred tax assets of $2.3 million and $1.2 million at January 31, 1998 and February 1, 1997.

   Current income tax obligations are treated as having been settled through the intercompany accounts as if the Company were filing its income tax returns on a separate company basis. Such amounts were $27.6 million, $10.6 million and $7.5 million in 1997, 1996 and 1995.

   The effect of temporary differences which give rise to net deferred income tax assets was as follows (thousands):

                                                        1997                  1996
                                                -----------------     -----------------
          Depreciation and amortization                    $1,540                $1,480
          Rent                                              1,510                  (413)
          Accrued expenses                                  3,450                 1,343
          Other, net                                         (450)                  683
                                                -----------------     -----------------
          Total deferred income taxes                      $6,050                $3,093
                                                =================     =================

   No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

7. LONG-TERM DEBT

   Long-term debt consists of a 7.80% unsecured note in the amount of $50 million that matures May 15, 2002, and represents the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note parallels that of corresponding debt of The Limited. The note is to be automatically prepaid concurrently with any prepayment of the corresponding debt of The Limited.

8. RELATED PARTY TRANSACTIONS

   Transactions between the Company, The Limited, and its subsidiaries and affiliates commonly occur in the normal course of business and principally consist of the following:

      Merchandise purchases
      Real estate management and leasing
      Capital expenditures
      Inbound and outbound transportation
      Corporate services

   Information with regard to these transactions is as follows:

   Significant purchases are made from Mast, a wholly-owned subsidiary of The Limited. Purchases are also made from Gryphon, an indirect subsidiary of The Limited. Mast is a contract manufacturer and apparel importer, while Gryphon is a developer of fragrance and personal care products and also a contract manufacturer. Prices are negotiated on a competitive basis by merchants of the Company with Mast, Gryphon and the manufacturers.

   The Company's real estate operations, including all aspects of lease negotiations and ongoing dealings with landlords and developers, are handled centrally by the Real Estate Division of The Limited ("Real Estate Division"). Real Estate Division expenses are allocated to the Company based on a combination of new and remodeled store construction projects and open selling square feet.

   The Company's store design and construction operations are coordinated centrally by the Store Planning Division of The Limited ("Store Planning Division"). The Store Planning Division facilitates the design and construction of the stores and upon completion transfers the stores to the Company at actual cost. Store Planning Division expenses are charged to the Company based on a combination of new and remodeled store construction projects and open selling square feet.

   The Company's inbound and outbound transportation expenses are managed centrally by Limited Distribution Services ("LDS"), a wholly-owned subsidiary of The Limited. Inbound freight is charged to the Company based on actual receipts, while outbound freight is charged on a percentage of cartons shipped basis.

   The Limited provides certain services to the Company including, among other things, aircraft, tax, treasury, legal, corporate secretary, accounting, auditing, corporate development, risk management, associate benefit plan administration, human resource and compensation, government affairs and public relation services. Identifiable costs are charged directly to the Company. All other services-related costs not specifically attributable to the business have been allocated to the Company based upon a percentage of sales.

   The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. Prior to the initial capitalization of the Company, the intercompany cash management account was noninterest bearing. After the initial capitalization of the Company on July 11, 1996, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The average outstanding balance of the noninterest bearing intercompany payable to The Limited in the twenty-six week period ending August 3, 1996 and fifty-three weeks ended February 3, 1996 approximated $64.5 million and $89.8 million. A summary of the intercompany payment activity during the noninterest bearing periods follows:

                                                           Twenty-six weeks        Fifty-three weeks
                                                            ended August 3,        ended February 3,
                                                                 1996                    1996
                                                         --------------------    ----------------------
   Balance at beginning of period                                    $ 86,045                  $ 74,101
   Mast and Gryphon purchases                                          23,178                    35,167
   Other transactions with related parties                              9,667                    33,546
   Centralized cash management                                        (16,417)                  (64,269)
   Settlement of current period income taxes                            5,700                     7,500
   Payment to The Limited                                             (91,000)                        -
   Conversion to Working Capital Note                                  (8,616)                        -
                                                       ----------------------    ----------------------

   Balance at end of period                                          $  8,557                  $ 86,045
                                                       ======================    ======================

   The Company is charged rent expense, common area maintenance charges and utilities for stores shared with other consolidated subsidiaries of The Limited. The charges are based on square footage and represent the proportionate share of the underlying leases with third parties.

   The Company is also charged rent expense and utilities for the distribution and home office space occupied (which approximates fair market value).

   The Company and The Limited have entered into intercompany agreements that establish the provision of services in accordance with the terms described above. The prices charged to the Company for services provided under these agreements may be higher or lower than prices that may be charged by third parties. It is not practicable, therefore, to estimate what these costs would be if The Limited were not providing these services and the Company was required to purchase these services from outsiders or develop internal expertise. Management believes the charges and allocations described above are fair and reasonable.

   The following table summarizes the related party transactions between the Company and The Limited and its subsidiaries, for the years indicated (thousands):

                                                                    1997              1996             1995
                                                              --------------    --------------    -------------
   Mast and Gryphon purchases                                       $ 89,892           $61,776          $35,167
   Capital expenditures                                               27,012            20,839           20,280
   Inbound and outbound transportation                                 5,524             3,326            2,869
   Corporate charges                                                   6,857             3,989            4,019
   Store leases and other occupancy, net                               1,184             1,509            1,397
   Distribution center, IT and home office expenses                    3,102             2,696            2,564
   Centrally managed benefits                                          3,596             3,136            2,417
   Interest charges                                                    3,583             2,190                -
                                                              --------------    --------------    -------------
                                                                    $140,750           $99,461          $68,713
                                                              ==============    ==============    =============

   The Company and The Limited are parties to a corporate agreement under which the Company granted to The Limited a continuing option to purchase, under certain circumstances, additional shares of Class B Common Stock or shares of nonvoting capital stock of the Company.

   The Company has no arrangements with The Limited which result in the Company's guarantee, pledge of assets or stock to provide security for The Limited's debt obligations.

   The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 40% owned by The Limited.

9. STOCK OPTIONS AND RESTRICTED STOCK

   Under the Company's stock plan, associates may be granted up to a total of
   3.5 million restricted shares and options to purchase the Company's common stock at the market price on the date of grant. In 1997, associates of the Company were granted approximately 1.7 million options, most of which are expected to vest on a graduated basis over six years, subject to certain performance goals. The remaining options generally vest 25% per year over the first four years of the grant. A total of 12,000 shares have been issued to nonassociate directors, all of which vest over four years. All options have a maximum term of ten years.

   The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1997 and 1996, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and earnings per diluted share would have been a reduction of approximately $1.7 million, or $.03 per share in 1997. In 1996, the pro forma effect would have had no impact on net income and earnings per diluted share. The weighted-average fair value of all options granted during fiscal 1997 and 1996 was $8.50 and $6.67. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996: no expected dividends, price volatility of 35%, risk-free interest rates of 6.0% and 6.25%, assumed forfeiture rates of 10% and expected lives of 6.5 and 5 years.

   The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to the Company's initial public offering.

   A summary of option activity for 1997 and 1996 follows:

                                                                1997                                  1996
                                              --------------------------------------   ---------------------------------
                                                                        Weighted                            Weighted
                                                                         Average                             Average
                                                     Shares           Option Price         Shares         Option Price
                                              -----------------    -----------------   -------------   -----------------
    Outstanding at beginning of year                    240,000               $16.00               -                   -
    Granted                                           1,669,000                18.03         240,000              $16.00
    Exercised                                            (4,000)               16.00               -                   -
    Canceled                                            (21,000)               16.00               -                   -
                                              -----------------    -----------------   -------------   -----------------
    Outstanding at end of year                        1,884,000               $17.81         240,000              $16.00
                                              =================    =================   =============   =================

    Options exercisable at year end                      35,000               $16.00               -
                                              =================    =================   =============

   Approximately 88% of the options outstanding at year-end are at $16 per share. Most of the remaining options outstanding are at $31 per share.

   A total of 547,000 restricted shares were granted in 1997, with a total market value at grant date of $8.7 million. Of this total, 500,000 shares were subject to performance requirements and a defined vesting schedule over six years. The remaining restricted stock grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted stock, subject to adjustment at the measurement date for shares with performance requirements, is being amortized as compensation expense over the vesting period, generally four to six years. Compensation expenses related to restricted stock awards amounted to $6.2 million, $0.5 million and $0.4 million in 1997, 1996 and 1995.

10.RETIREMENT BENEFITS

   The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan sponsored by The Limited. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $1.6 million in 1997, $753 thousand in 1996 and $564 thousand in 1995.

11.REGISTRATION STATEMENT FOR EXCHANGE OFFER

   On February 17, 1998, a registration statement was filed with the Securities and Exchange Commission in connection with a plan to establish the Company as a fully independent company via a tax-free exchange offer pursuant to which The Limited shareholders will be given an opportunity to exchange shares of The Limited for shares of the Company. At year-end, The Limited owned 43 million of the Company's shares.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial results for 1997 and 1996 follow (thousands except per share amounts):

     Quarter                                                First             Second            Third             Fourth
     ---------------------------------------------    --------------     --------------    --------------    --------------
     1997
     ----
     Net sales                                               $74,316            $86,640          $148,516          $212,145
     Gross income                                             23,941             27,786            52,990            96,363
     Net income                                                  565              2,053            10,403            35,301
     Net income per basic share                              $   .01            $   .04          $    .20          $    .69
     Net income per diluted share                            $   .01            $   .04          $    .20          $    .68


     1996
     ----
     Net sales                                               $51,020            $57,431          $ 87,688          $139,233
     Gross income                                             14,894             18,052            30,957            59,863
     Net income (loss)                                          (199)               374             3,982            20,517
     Net income (loss) per basic share                       $   .00            $   .01          $    .09          $    .40
     Net income (loss) per diluted share                     $   .00            $   .01          $    .09          $    .40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" in the Company's proxy statement for the Annual Meeting of Shareholders to be held in 1998 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION-Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" in the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Business Experience" on page 2 of the Proxy Statement and "RELATIONSHIP AND TRANSCATIONS WITH THE LIMITED" on pages 16 through 19 of the Proxy Statement. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   List of Financial Statements.
              ----------------------------

     The following consolidated financial statements of Abercrombie & Fitch Co. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

     Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.

     Consolidated Statements of Shareholders' Equity (Deficit) for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

     Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

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

         10.6. Sublease Agreement by and between Victoria's Secret Stores, Inc. and Abercrombie & Fitch Co., dated June 1, 1995 incorporated by reference to Exhibit 10.3 to the Company's Form S-1.

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

         10.10. Form of Indemnification Agreement between the Company and the directors and officers of the Company incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

         10.11. Employment Agreement by and between Abercrombie & Fitch Co. and Michael S. Jeffries dated May 13, 1997 with exhibits and amendment incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

         10.12 Employment Agreement by and between Abercrombie & Fitch Co. and Michele Donnan-Martin dated December 5, 1997 incorporated by reference to Exhibit 10.9 to Abercrombie & Fitch Co.'s Form S-4.

         10.13 Employment Agreement by and between Abercrombie & Fitch Co. and Seth R. Johnson dated December 5, 1997 incorporated by reference to Exhibit 10.10 to Abercrombie & Fitch Co.'s Form S-4.

     21. Subsidiaries of the Registrant.

     23. Consent of Independent Accountants.

     24. Powers of Attorney.

     27. Financial Data Schedule.

     99. Annual Report of the Limited, Inc. Savings and Retirement Plan.

     (b) Reports on Form 8-K.
         -------------------

         The Company filed a Form 8-K on February 18, 1998 relating to the issuance of a press release announcing its fourth quarter results and the proposed exchange offer to be conducted by its parent, The Limited, a Delaware corporation. The Limited will be offering to exchange shares of the Company for shares of The Limited, subject to the terms and conditions of such exchange offer. The Company also filed a Registration Statement on Form S-4 relating to the shares of the Company to be issued pursuant to The Limited's proposed Exchange Offer. The February 17, 1998 press release was included in the Form 8-K filing.

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

Date: April 29, 1998

                                   ABERCROMBIE & FITCH CO.
                                   (registrant)


                                   By   /s/ Seth R. Johnson
                                        -------------------
                                        Seth R. Johnson,
                                        Vice President - Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1998:

     Signature                      Title
     ---------                      -----

/s/ Leslie H. Wexner*               Chairman of the Board of Directors
--------------------------
Leslie H. Wexner

/s/ Kenneth B. Gilman*              Vice Chairman
---------------------------
Kenneth B. Gilman

/s/ Michael S. Jeffries*            Director
---------------------------
Michael S. Jeffries

/s/ Roger D. Blackwell*             Director
---------------------------
Roger D. Blackwell

/s/ E. Gordon Gee*                  Director
---------------------------
E. Gordon Gee

/s/ Donald B. Shackelford*          Director
---------------------------
Donald B. Shackelford


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.


By   /s/ Kenneth B. Gilman
     ---------------------
     Kenneth B. Gilman
     Attorney-in-fact

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Abercrombie & Fitch Co.

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and Subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abercrombie & Fitch Co. and Subsidiaries as of January 31, 1998 and February 1, 1997 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.



                                             /s/ COOPERS & LYBRAND L.L.P.

                                                 COOPERS & LYBRAND L.L.P.


Columbus, Ohio
February 20, 1998

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Document
-----------     ---------------------------

   21           Subsidiaries of the Registrant.

   23           Consent of Independent Accountants.

   24           Powers of Attorney.

   27           Financial Data Schedule.

   99           Annual Report of The Limited, Inc. Savings and Retirement Plan