Form 10-Q
period 1998-05-02
ABERCROMBIE & FITCH CO /DE/
filed 1998-06-15
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998
                               -----------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to________________


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


                Four Limited Parkway East, Reynoldsburg, OH 43068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (614) 577-6500
                                                      ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class A Common Stock                  Outstanding at June 1, 1998
--------------------------------      ----------------------------------------
         $.01 Par Value                         54,745,748 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS


                                                                                                         Page No.
                                                                                                         --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997 ...............................................................3

         Consolidated Balance Sheets
                  May 2, 1998 and January 31, 1998 ..........................................................4

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997 ...............................................................5

         Notes to Consolidated Financial Statements .........................................................6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ............................................10


Part II. Other Information

     Item 1.  Legal Proceedings ............................................................................15

     Item 6.  Exhibits and Reports on Form 8-K .............................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                   Thirteen Weeks Ended
                                                 ------------------------
                                                   May 2,         May 3,
                                                    1998           1997
                                                 ---------      ---------

NET SALES                                        $ 134,230      $  74,316

    Cost of Goods Sold, Occupancy
         and Buying Costs                           85,019         50,375
                                                 ---------      ---------

GROSS INCOME                                        49,211         23,941

    General, Administrative and
         Store Operating Expenses                   38,872         21,961
                                                 ---------      ---------

OPERATING INCOME                                    10,339          1,980

    Interest (Income) Expense, Net                    (169)         1,035
                                                 ---------      ---------

INCOME BEFORE INCOME TAXES                          10,508            945

    Provision for Income Taxes                       4,200            380
                                                 ---------      ---------

NET INCOME                                       $   6,308      $     565
                                                 =========      =========

NET INCOME PER SHARE:
    Basic                                        $    0.12      $    0.01
                                                 =========      =========
    Diluted                                      $    0.12      $    0.01
                                                 =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                           51,207         51,022
                                                 =========      =========
    Diluted                                         52,476         51,068
                                                 =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                            May 2,       January 31,
                                                             1998            1998
                                                           ---------      ---------
                                                          (Unaudited)
                              ASSETS
                              ------

CURRENT ASSETS:
    Cash and Equivalents                                   $   2,671      $  42,667
    Accounts Receivable                                          951          1,695
    Inventories                                               36,707         33,927
    Store Supplies                                             5,817          5,592
    Intercompany Receivable                                   34,020         23,785
    Other                                                      1,337          1,296
                                                           ---------      ---------

TOTAL CURRENT ASSETS                                          81,503        108,962

PROPERTY AND EQUIPMENT, NET                                   68,739         70,517

DEFERRED INCOME TAXES                                          4,239          3,759

OTHER ASSETS                                                     740              -
                                                           ---------      ---------

TOTAL ASSETS                                               $ 155,221      $ 183,238
                                                           =========      =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                       $  12,615      $  15,968
    Accrued Expenses                                          37,722         35,143
    Income Taxes Payable                                       1,851         15,851
                                                           ---------      ---------

TOTAL CURRENT LIABILITIES                                     52,188         66,962

LONG-TERM DEBT                                                     -         50,000

OTHER LONG-TERM LIABILITIES                                   11,594          7,501

SHAREHOLDERS' EQUITY:
    Common Stock                                                 517            511
    Paid-In Capital                                          143,891        117,972
    Retained Earnings (Deficit)                              (52,623)       (58,931)
                                                           ---------      ---------
                                                              91,785         59,552
    Less:  Treasury Stock, at Cost                              (346)          (777)
                                                           ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                                    91,439         58,775
                                                           ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 155,221      $ 183,238
                                                           =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                            Thirteen Weeks Ended
                                                           ----------------------

                                                            May 2,        May 3,
                                                             1998          1997
                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                             $  6,308      $    565

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                        5,128         3,478
         Noncash Charge for Deferred Compensation             3,801             -
         Changes in Assets and Liabilities:
             Inventories                                     (2,780)        3,977
             Accounts Payable and Accrued Expenses             (774)        1,288
             Income Taxes                                   (14,480)      (10,320)
             Other Assets and Liabilities                     1,021           941
                                                           --------      --------

NET CASH USED FOR OPERATING ACTIVITIES                       (1,776)          (71)
                                                           --------      --------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                     (4,341)       (6,023)
                                                           --------      --------

FINANCING ACTIVITIES:
    Issuance of Common Stock                                 25,875             -
    Increase (Decrease) in Intercompany Balance             (10,235)        6,922
    Exercise of Stock Options and Other                         481             -
    Purchase of Treasury Stock                                    -          (852)
    Repayment of Long-Term Debt                             (50,000)            -
                                                           --------      --------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        (33,879)        6,070
                                                           --------      --------

NET DECREASE IN CASH AND EQUIVALENTS                        (39,996)          (24)
    Cash and Equivalents, Beginning of Year                  42,667         1,945
                                                           --------      --------

CASH AND EQUIVALENTS, END OF PERIOD                        $  2,671      $  1,921
                                                           ========      ========

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

      The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated financial statements as of and for the periods ended May 2, 1998 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      The consolidated financial statements as of May 2, 1998 and for the thirteen week periods ended May 2, 1998 and May 3, 1997 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.    CONSUMMATION OF EXCHANGE OFFER

      On May 19, 1998, The Limited, Inc. completed a tax-free exchange offer to establish the Company as an independent company. The Limited accepted 47,075,052 shares of its common stock that were exchanged at a ratio of .86 of a share of Abercrombie & Fitch stock for each Limited share accepted for exchange. In addition, on June 1, 1998, The Limited effected a pro rata spin-off to its shareholders of its remaining 3,115,455 Abercrombie & Fitch shares. Limited shareholders of record at the close of trading on May 29, 1998 received .013673 of a share of Abercrombie &
      Fitch stock for each Limited share owned at that time.

3.    EARNINGS PER SHARE

      Weighted Average Common Shares Outstanding (thousands):

                                                                 May 2,            May 3,
                                                                  1998              1997
                                                              ------------      ------------
      Common shares issued                                          51,235            51,050
      Treasury shares                                                  (28)              (28)
                                                              ------------      ------------
      Basic shares                                                  51,207            51,022

      Dilutive effect of options and restricted shares               1,269                46
                                                              ------------      ------------
      Diluted shares                                                52,476            51,068
                                                              ============      ============

4.    INVENTORIES

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

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (thousands):

                                                                May 2,         January 31,
                                                                 1998              1998
                                                            ------------      ------------
      Property and equipment, at cost                       $    126,873      $    124,000
      Accumulated depreciation and amortization                  (58,134)          (53,483)
                                                            ------------      ------------

      Property and equipment, net                           $     68,739      $     70,517
                                                            ============      ============

6.    INCOME TAXES

      The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and will continue to be through fiscal 1998. Under this arrangement, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 approximated $18.1 million and $10.7 million.

7.    LONG-TERM DEBT

      The Company entered into a $150 million unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the lender's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate .275% of the committed amount per annum. The Agreement contains covenants relating to the Company's debt, interest expense and EBITDAR. No amounts were outstanding under the Agreement at May 2, 1998.

      Long-term debt at January 31, 1998 consisted of a 7.80% unsecured note in the amount of $50 million that represented the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note paralleled that of corresponding debt of The Limited.

      On April 15, 1998, the Company repaid the $50 million long-term note owed The Limited by issuing 600,000 shares of Class A common stock at a price of $43.125 per share and paid $24,125,000 in cash.

8.    RELATIONSHIP WITH THE LIMITED

      The Limited provides various services to the Company including, but not limited to, certain associate benefit plan administration, information technology, tax, store planning/design, transportation, real estate and import and shipping services. To the extent expenditures are specifically identifiable, they are charged to the Company. All other related support expenses are charged to the Company and other divisions of The Limited based upon various allocation methods.

      Subsequent to the exchange offer, the cost of these services generally is equal to The Limited's costs in providing the relevant services plus 5% of such costs. The Limited will cease to provide a substantial majority of these services on May 19, 1999 (the first anniversary of the expiration of the exchange offer establishing the Company as an independent company).

      The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 40% owned by The Limited.

      Cash activity was provided through The Limited's centralized cash management systems and was reflected in the Company's intercompany account. The intercompany account was an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements.

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Audit Committee of
  The Board of Directors of
  Abercrombie & Fitch Co.



We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries at May 2, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                  COOPERS & LYBRAND L.L.P.



Columbus, Ohio
May 7, 1998

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1998, net sales increased 81% to $134.2 million from $74.3 million a year ago. Operating income improved to $10.3 million in the first quarter of 1998 from $2.0 million in the first quarter of 1997. Earnings per diluted share were $.12 in the first quarter of 1998 compared to $.01 a year ago.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week period ended May 2, 1998 to the comparable 1997 period:

                                               1998               1997             % CHANGE
                                           ------------       ------------        -----------

      Increase in comparable store
         sales                                       48%               14%

      Retail sales increase
         attributable to new and
         remodeled stores                            33%               32%

      Retail sales per average selling
         square foot                               $106                $73             45%

      Retail sales per average store
         (thousands)                               $838               $574             46%

      Average store size at end of
         quarter (selling square feet)            7,905              7,886              0%

      Selling square feet at end of
         quarter (thousands)                      1,249              1,041             20%

      NUMBER OF STORES:

      Beginning of year                             156                127
         Opened                                       3                  5
         Closed                                      (1)                 -
                                           ------------       ------------

      End of period                                 158                132
                                           ============       ============

Net Sales
---------

Net sales for the first quarter of 1998 increased 81% to $134.2 million from $74.3 million. The increase was due to a comparable store sales increase of 48%, combined with the net addition of 26 stores compared to the first quarter of 1997. Comparable store sales increases were strong in both the men's and women's businesses as both were driven by a strong knit and short business. Additionally, the A&F Quarterly, a catalogue/magazine which premiered for back-to-school 1997, accounted for 2.0% of net sales in the first quarter of 1998.

Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 36.7% during the first quarter of 1998 from 32.2% for the same period in 1997. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) and a decrease in buying and occupancy costs, as a percentage of net sales, due to favorable expense leveraging associated with increased comparable store sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 29.0% in the first quarter of 1998 and 29.6% for the comparable period in 1997. The improvement resulted primarily from the favorable leveraging of store expenses due to higher sales volume.

Operating Income
----------------

First quarter operating income, expressed as a percentage of net sales, was 7.7% in 1998, up from 2.7% for the comparable period in 1997. The improvement in operating income is a result of both higher gross income and lower general, administrative and store operating expenses, as a percentage of net sales.

Interest Income/Expense
-----------------------

First quarter 1998 net interest income was $169 thousand as compared with net interest expense of $1.0 million for the first quarter last year. Interest expense in 1997 consisted of $975 thousand on the $50 million long-term debt that was repaid during the first quarter of 1998 in addition to interest on short-term borrowings. First quarter 1998 net interest income was primarily from short-term investments offset by interest expense on the $50 million long-term debt until repayment.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and the Company's $150 million credit agreement provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                                      May 2,        January 31,
                                                       1998             1998
                                                   ------------     ------------

      Working capital                                   $29,315          $42,000
                                                   ============     ============

      Capitalization:
          Long-term debt                                      -          $50,000
          Shareholders' equity                          $91,439           58,775
                                                   ------------     ------------

      Total capitalization                              $91,439         $108,775
                                                   ============     ============


Net cash used for operating activities totaled $1.8 million for the thirteen weeks ended May 2, 1998 versus $71 thousand in the comparable period in 1997. Cash was provided from the increase in net income before depreciation and amortization. Cash requirements for inventory increased over the period, supporting the sales growth and addition of stores. Additionally, cash used for income taxes increased due to the first quarter tax payments made on higher fourth quarter earnings.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were all for capital expenditures, which are primarily for new stores.

Financing activities in the first quarter of 1998 consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $4.3 million for the thirteen weeks ended May 2, 1998 compared to $6.0 million for the comparable period of 1997.

The Company anticipates spending $38-$45 million in 1998 for capital expenditures, of which $32-$37 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The Company intends to add approximately 225,000 net selling square feet in 1998, which will represent an 18% increase over year-end 1997. It is anticipated that the increase will result from the addition of 30 new stores and the remodeling and/or expansion of four to six stores.

The Company estimates that the average cost for leasehold improvements, furniture and fixtures for stores opened in 1998 will approximate $725,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $275,000 per store.

Additionally, the Company plans to open 13 to 15 children's stores in 1998. The planned store size is approximately 3,200 selling square feet and the average cost for leasehold improvements, furniture and fixtures will be approximately $530,000.

The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

Information Systems and "Year 2000" Compliance
----------------------------------------------

As discussed in the Company's Annual Report on Form 10-K, the Company has completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to the initiative. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process through 2000.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

Relationship with The Limited
-----------------------------

Subsequent to the exchange offer (see Note 2 to the Consolidated Financial Statements), the Company and The Limited entered into service agreements which include among other things, tax, information technology and store design and construction. These agreements are generally for a term of one year. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. Costs for these services will generally be the costs and expenses incurred by The Limited plus 5% of such amounts. Upon expiration of these agreements with The Limited, the Company may bring certain services in-house, contract with other outside parties or take other actions the Company deems appropriate at that time.

The Company does not anticipate that costs associated with these service agreements or costs to be incurred upon their expiration will have a material adverse impact on its financial condition.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to another judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge reaffirmed the earlier dismissal and denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

         On June 2, 1998, Abercrombie & Fitch filed suit against American Eagle Outfitters alleging an intentional and systematic copying of the Abercrombie & Fitch Brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit was filed in Federal District Court in Columbus, Ohio and seeks to enjoin American Eagle's practices, recover lost profits and obtain punitive damages.

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

                4.2 Credit Agreement dated as of April 30, 1998 among Abercrombie & Fitch Stores, Inc., as Borrower, the Company, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 30, 1998.

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

                10.4 Employment Agreement by and between the Company and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment incorporated by reference to
                        Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

                10.5 Employment Agreement by and between the Company and Michele Donnan-Martin dated December 5, 1997 incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46423) (the "Form S-4").

                10.6    Employment Agreement by and between the Company and Seth
                        R. Johnson dated December 5, 1997 incorporated by reference to Exhibit 10.10 to the Form S-4.

                10.7 Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company.

                10.8    Amended and Restated Services Agreement dated as of
                        May 19, 1998 between The Limited, Inc. and the Company.

                10.9 Shared Facilities Agreement dated September 27, 1996 by and between the Company and The Limited, Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                10.10 Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company, dated June 1, 1995,
                        (the "Sublease Agreement") incorporated by reference to
                        Exhibit 10.3 to the Form S-1.

                10.11 Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998.

       15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

       27.    Financial Data Schedule


(b) Reports on Form 8-K.
    --------------------


        Date of Report                            Items Reported
        --------------                            --------------


      February 17, 1998                Fourth Quarter Results; Commencement of
                                       Exchange Offer

      April 9, 1998                    February and March Sales Announcement

      April 30, 1998                   Entry in Credit Agreement; First Quarter
                                       Sales

      May 19, 1998                     Consummation of Exchange Offer

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ABERCROMBIE & FITCH CO.
                                             (Registrant)



                                         By   /s/ Seth R. Johnson
                                             -----------------------------------
                                             Seth R. Johnson,
                                             Vice President and Chief
                                             Financial Officer*


Date: June 15, 1998


-----------------------------------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------



       Exhibit No.       Document
       -----------       -----------------------------------------

          10.7          Tax Disaffiliation Agreement dated as of May 19, 1998 between The
                        Limited, Inc. and the Company.

          10.8          Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company.

          10.11         Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998.

          15            Letter re: Unaudited Interim Financial Information to Securities and
                        Exchange Commission re: Incorporation of Report of Independent Accountants.

          27            Financial Data Schedule.