Form 10-Q
period 1998-08-01
ABERCROMBIE & FITCH CO /DE/
filed 1998-09-14
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998
                               --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


                         Commission file number 1-12107

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


                Four Limited Parkway East, Reynoldsburg, OH 43068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        (614)  577-6500
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock                            Outstanding at September 1, 1998
--------------------                            --------------------------------
   $.01 Par Value                                      51,644,187 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                                                         Page No.
                                                                                                         --------
Part I. Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  August 1, 1998 and August 2, 1997..........................................................3

         Consolidated Balance Sheets
                  August 1, 1998 and January 31, 1998........................................................4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  August 1, 1998 and August 2, 1997..........................................................5

         Notes to Consolidated Financial Statements..........................................................6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............................................11


Part II. Other Information

     Item 1.  Legal Proceedings.............................................................................17

     Item 4.  Submission of Matters to a Vote of Security Holders...........................................17

     Item 6.  Exhibits and Reports on Form 8-K..............................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)



                                                                    Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                                  -------------------------         -------------------------
                                                                   August 1,        August 2,       August 1,        August 2,
                                                                    1998              1997            1998             1997
                                                                  --------          -------         ---------        --------
NET SALES                                                         $147,127          $86,640         $281,357         $160,956

     Cost of Goods Sold, Occupancy and Buying Costs                 91,933           58,854          176,952          109,229
                                                                  --------          -------         --------         --------

GROSS INCOME                                                        55,194           27,786          104,405           51,727

     General, Administrative and Store Operating
         Expenses                                                   38,096           23,196           76,968           45,157
                                                                  --------          -------         --------         --------

OPERATING INCOME                                                    17,098            4,590           27,437            6,570

     Interest (Income)/Expense, Net                                   (570)           1,167             (739)           2,202
                                                                  --------          -------         --------         --------

INCOME BEFORE INCOME TAXES                                          17,668            3,423           28,176            4,368

     Provision for Income Taxes                                      7,070            1,370           11,270            1,750
                                                                  --------          -------         --------         --------

NET INCOME                                                        $ 10,598          $ 2,053         $ 16,906         $  2,618
                                                                  ========          =======         ========         ========

NET INCOME PER SHARE:

     Basic                                                            $.21             $.04             $.33             $.05
                                                                  ========          =======         ========         ========
     Diluted                                                          $.20             $.04             $.32             $.05
                                                                  ========          =======         ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                          51,635           51,005           51,421           51,014
                                                                  ========          =======         ========         ========
     Diluted                                                        53,116           51,322           52,796           51,195
                                                                  ========          =======         ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                               August 1,           January 31,
                                                                                 1998                 1998
                                                                               --------             --------
                                                                              (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
    Cash & Equivalents                                                         $ 45,855             $ 42,667
    Accounts Receivable                                                           3,681                1,695
    Inventories                                                                  75,889               33,927
    Store Supplies                                                                5,916                5,592
    Intercompany Receivable                                                           -               23,785
    Other                                                                           950                1,296
                                                                               --------             --------

TOTAL CURRENT ASSETS                                                            132,291              108,962

PROPERTY AND EQUIPMENT, NET                                                      73,987               70,517

DEFERRED INCOME TAXES                                                             4,239                3,759

OTHER ASSETS                                                                        706                    -
                                                                               --------             --------

TOTAL ASSETS                                                                   $211,223             $183,238
                                                                               ========             ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                           $ 36,085             $ 15,968
    Accrued Expenses                                                             55,377               35,143
    Income Taxes Payable                                                          3,201               15,851
                                                                               --------             --------

TOTAL CURRENT LIABILITIES                                                        94,663               66,962

LONG-TERM DEBT                                                                        -               50,000

OTHER LONG-TERM LIABILITIES                                                      14,502                7,501

SHAREHOLDERS' EQUITY:
    Common Stock                                                                    517                  511
    Paid-In Capital                                                             143,891              117,972
    Retained Deficit                                                            (42,025)             (58,931)
                                                                               --------             --------
                                                                                102,383               59,552
    Less: Treasury Stock, at Average Cost                                          (325)                (777)
                                                                               --------             --------

TOTAL SHAREHOLDERS' EQUITY                                                      102,058               58,775
                                                                               --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $211,223             $183,238
                                                                               ========             ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                        Twenty-six Weeks Ended
                                                                                     -----------------------------
                                                                                     August 1,            August 2,
                                                                                       1998                 1997
                                                                                     --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                       $ 16,906             $  2,618

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                                                  9,952                7,080
         Non-Cash Charge for Deferred Compensation                                      6,573                    -
         Changes in Assets and Liabilities:
             Inventories                                                              (41,962)             (25,743)
             Accounts Payable and Accrued Expenses                                     40,351               13,566
             Income Taxes                                                             (13,130)              (9,452)
             Other Assets and Liabilities                                                (310)              (2,462)
                                                                                     --------             --------

NET CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES                                   18,380              (14,393)
                                                                                     --------             --------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                                              (15,354)             (12,790)
                                                                                     --------             --------

FINANCING ACTIVITIES:
    Issuance of Common Stock                                                           25,875                    -
    Settlement of Intercompany Balance                                                 23,785                    -
    Increase in Intercompany Balance                                                        -               28,391
    Purchase of Treasury Stock                                                              -                 (852)
    Stock Options and Other                                                               502                   16
    Repayment of Long-Term Debt                                                       (50,000)                   -
                                                                                     --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 162               27,555
                                                                                     --------             --------

NET INCREASE IN CASH AND EQUIVALENTS                                                    3,188                  372
    Cash and Equivalents, Beginning of Year                                            42,667                1,945
                                                                                     --------             --------

CASH AND EQUIVALENTS, END OF PERIOD                                                  $ 45,855             $  2,317
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

         The consolidated financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of August 1, 1998, and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2.       ADOPTION OF ACCOUNTING STANDARDS

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs, internal payroll and payroll related costs be capitalized during the application development stage of a software development project and amortized over the software's useful life. The Company will adopt the SOP in the first quarter of 1999.

3.       CONSUMMATION OF EXCHANGE OFFER

         On May 19, 1998, The Limited, Inc. ("The Limited") completed a tax-free exchange offer to establish the Company as an independent company. The Limited accepted 47,075,052 shares of its common stock that were exchanged at a ratio of .86 of a share of Abercrombie & Fitch stock for each Limited share accepted for exchange. In addition, on June 1, 1998, The Limited effected a pro rata spin-off to its shareholders of its remaining 3,115,455 Abercrombie & Fitch shares. Limited shareholders of record at the close of trading on May 29, 1998 received .013673 of a share of Abercrombie & Fitch stock for each Limited share owned at that time.

4.       EARNINGS PER SHARE

         Weighted Average Common Shares Outstanding (thousands):

                                                                                            Thirteen Weeks Ended
                                                                                         --------------------------
                                                                                         August 1,          August 2,
                                                                                           1998               1997
                                                                                          ------             ------
         Common shares issued                                                             51,650             51,050
         Treasury shares                                                                     (15)               (45)
                                                                                          ------             ------
         Basic shares                                                                     51,635             51,005

         Dilutive effect of options and restricted shares                                  1,481                317
                                                                                          ------             ------
         Diluted shares                                                                   53,116             51,322
                                                                                          ======             ======


                                                                                           Twenty-six Weeks Ended
                                                                                         --------------------------
                                                                                         August 1,          August 2,
                                                                                           1998               1997
                                                                                          ------             ------
         Common shares issued                                                             51,442             51,050
         Treasury shares                                                                    (21)               (36)
                                                                                          ------             ------
         Basic shares                                                                     51,421             51,014

         Dilutive effect of options and restricted shares                                  1,375                181
                                                                                          ------             ------
         Diluted shares                                                                   52,796             51,195
                                                                                          ======             ======



5.       INVENTORIES

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                                                                 August 1,       January 31,
                                                                                   1998             1998
                                                                                 --------         --------
         Property and equipment, at cost                                         $126,203         $124,000
         Accumulated depreciation and amortization                                (52,216)         (53,483)
                                                                                 --------         --------

         Property and equipment, net                                             $ 73,987         $ 70,517
                                                                                 ========         ========

7.       INCOME TAXES

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes through the completion of the split-off. Under this arrangement, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997 approximated $24.4 million and $12.2 million, respectively.

8.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates and financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at August 1, 1998.

         Long-term debt at January 31, 1998 consisted of a 7.80% unsecured note in the amount of $50 million that represented the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note paralleled that of corresponding debt of The Limited.

         During the first quarter of 1998, the Company repaid the $50 million long-term note owed to The Limited, Inc. by issuing 600,000 shares of Class A common stock at a price of $43.125 per share and paid $24,125,000 in cash.

9.       RELATIONSHIP WITH THE LIMITED

         Subsequent to the exchange offer, The Limited continues to provide various services to the Company including, but not limited to, information technology, tax, store planning/design, transportation and import and shipping services. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs. The Limited will cease to provide a substantial majority of these services on May 19, 1999 (the first anniversary of the closing of the exchange offer establishing the Company as an independent company).

         Prior to the completion of the exchange offer, cash activity was provided through The Limited's centralized cash management systems and was reflected in the Company's intercompany account. On May 19, 1998, all intercompany balances were settled.

[PRICEWATERHOUSECOOPERS LOGO]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
  The Board of Directors of
  Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the Company) at August 1, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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

                                           /s/ PRICEWATERHOUSECOOPERS LLP

                                           PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
August 11, 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1998, net sales increased 70% to $147.1 million from $86.6 million a year ago. Operating income improved to $17.1 million in the second quarter of 1998 from $4.6 million in the second quarter of 1997. Earnings per diluted share were $.20 in the second quarter of 1998 compared to $.04 a year ago. Year-to-date earnings per diluted share were $.32 in 1998 compared to $.05 in 1997.

Financial Summary

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 1, 1998 to the comparable 1997 periods:


                                                  SECOND QUARTER                                 YEAR-TO-DATE
                                     ------------------------------------------      ------------------------------------------
                                       1998           1997         CHANGE             1998           1997          CHANGE
                                       ----          -----          -----            ------         ------          -----
Increase in comparable store             45%            15%                              46%            14%
   sales

Retail sales increase                    25%            36%                              29%            34%
   attributable to new and
   remodeled stores

Retail sales per average selling       $114            $81            41%              $218           $153            42%
   square foot

Retail sales per average store         $878           $639            37%            $1,688         $1,210            40%
   (thousands)

Average store size at end of          7,561          7,921            (5)%
   quarter (selling square feet)

Selling square feet at end of         1,293          1,101            17%
   quarter (thousands)

Number of stores:

Beginning of period                     158            132                              156            127
   Opened                                14              7                               17             12
   Closed                                (1)             -                               (2)             -
                                      -----          -----                           ------         ------

End of period                           171            139                              171            139
                                      =====          =====                           ======         ======

Net Sales

Net sales for the second quarter of 1998 increased 70% to $147.1 million from $86.6 million in the year earlier period. The increase was due to a comparable store sales increase of 45%, driven primarily by significantly higher transactions per store as compared to the second quarter of 1997. Comparable store sales increases were strong in both the men's and women's businesses. The men's business was driven by a very strong performance in knits, caps and activewear, with women's having significant increases in knits, shirts, pants and denim. Additionally, the A&F Quarterly accounted for 1.8% of net sales in the second quarter of 1998.

Year-to-date net sales were $281.4 million, an increase of 75%, from $161.0 million for the same period in 1997. Sales growth resulted from a comparable store sales increase of 46% and the net addition of 32 new stores. Net retail sales per average selling square foot for the Company increased 42%, principally from an increase in the number of transactions per store. The A&F Quarterly represented 1.9% of 1998 year-to-date net sales.

Gross Income

Gross income, expressed as a percentage of net sales, increased to 37.5% for the second quarter of 1998 from 32.1% for the same period in 1997. The increase was attributable to significant leverage in buying and occupancy costs, as a percentage of net sales, associated with increased comparable store sales as well as improved merchandise margins (representing gross income before the deduction of buying and occupancy costs).

The 1998 year-to-date gross income, expressed as a percentage of net sales, increased to 37.1% from 32.1% for the comparable period in 1997. Merchandise margins increased as a percentage of net sales due to higher initial markups
(IMU) while buying and occupancy costs declined due to leverage achieved from comparable store sales increases.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, were 25.9% in the second quarter of 1998 as compared to 26.8% for the same period in 1997. The improvement resulted primarily from the favorable leveraging of store expenses due to higher sales volume. Included in the second quarter 1998 general, administrative and store operating expenses were approximately $1.5 million in costs associated with the year 2000 initiative.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 27.4% and 28.1% for the year-to-date periods in 1998 and 1997, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of expenses, primarily store expenses, over higher sales volume.

Operating Income

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 11.6% and 9.8%, in 1998, up from 5.3% and 4.1% for the comparable periods in 1997. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense

Second quarter and year-to-date 1998 net interest income was $570 thousand and $739 thousand as compared with net interest expense of $1.2 million and $2.2 million for the comparable periods last year. Net interest income in 1998 was primarily from short-term investments. Interest expense in 1997 consisted of $975 thousand per quarter on the $50 million long-term debt that was repaid during the first quarter of 1998 in addition to interest on short-term borrowings.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities and the Company's $150 million credit agreement provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                                              August 1,                 January 31,
                                                                1998                       1998
                                                              --------                   --------
     Working capital                                          $ 37,628                   $ 42,000
                                                              ========                   ========

     Capitalization:
         Long-term debt                                              -                   $ 50,000
         Shareholders' equity                                 $102,058                     58,775
                                                              --------                   --------

     Total capitalization                                     $102,058                   $108,775
                                                              ========                   ========


Net cash provided by operating activities totaled $18.4 million for the twenty-six weeks ended August 1, 1998 versus $14.4 million net cash used for operating activities in the comparable period in 1997. The improvement in cash provided by operating activities was largely due to increases in net income and accounts payable and accrued expenses. Cash requirements for inventory increased over the period, supporting the sales growth and addition of stores. Correspondingly, accounts payable and accrued expenses also increased supporting the growth in inventories and sales. Additionally, cash used for income taxes increased due to tax payments made on higher earnings.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were all for capital expenditures, which are primarily for new stores.

In 1998, financing activities consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred as of the split-off date.

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores, totaled $15.4 million for the twenty-six weeks ended August 1, 1998 compared to $12.8 million for the comparable period of 1997.

During the second quarter, the Company opened five Abercrombie & Fitch stores and nine "abercrombie" kids stores.

The Company anticipates spending $38-$43 million in 1998 for capital expenditures, of which $31-$36 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The Company intends to add approximately 210,000 net selling square feet in 1998, which will represent a 17% increase over year-end 1997. It is anticipated that the increase will result from the addition of 30 new Abercrombie & Fitch stores and the remodeling and/or expansion of four stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1998 will approximate $725,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $275,000 per store.

Additionally, the Company plans to open 13 to 15 "abercrombie" stores in 1998. The planned store size is approximately 3,200 selling square feet and the average cost for leasehold improvements and furniture and fixtures will be approximately $520,000.

The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

Information Systems and "Year 2000" Compliance

The Company has completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $3.0 million to $4.0 million from 1997 through 2000. As of August 1, 1998, the Company has incurred approximately $2.8 million of expenses consisting of internal staff costs as well as outside consulting and other expenditures related to the initiative. The Company expects to be fully compliant with Year 2000 by the end of the current fiscal year. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process through 2000.

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

Relationship with The Limited

Subsequent to the split-off, the Company and The Limited entered into service agreements which include among other things, tax, information technology and store design and construction. These agreements are generally for a term of one year. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. Costs for these services will generally be the costs and expenses incurred by The Limited plus 5% of such amounts. Upon expiration of these agreements with The Limited, the Company may bring certain services in-house, contract with other outside parties or take other actions the Company deems appropriate at that time.

The Company does not anticipate that costs associated with these service agreements or costs to be incurred upon their expiration will have a material adverse impact on its financial condition.

Adoption of Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs, internal payroll and payroll related costs be capitalized during the application development stage of a software development project and amortized over the software's useful life. The Company will adopt the SOP in the first quarter of 1999. The Company does not anticipate the adoption of this SOP will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 16, 1998, the Company held its annual meeting of stockholders at its corporate headquarters, Four Limited Parkway East, Reynoldsburg, Ohio. At such meeting, (i) Messrs. John A. Golden and Seth R. Johnson were elected to the Company's Board of Directors to serve for a three year term expiring in 2001, (ii) the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan was approved and (iii) the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors was approved. The votes on the foregoing matters are as follows:

                  (i)       Elections of Messrs. Golden and Johnson

                                                        For                             Withheld
                                                        ---                             --------
           John A. Golden                           37,487,296                          2,036,477
           Seth R. Johnson                          39,356,356                           167,417

                  (ii) Approval of the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan

                      For                             Against                            Abstain
                      ---                             -------                            -------
                  22,380,564                         6,090,802                         11,052,407


                  (iii) Approval of the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors

                      For                             Against                            Abstain
                      ---                             -------                            -------
                  27,643,919                          909,060                          10,970,794


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

               4.3 Rights Agreement dated as of July 16, 1998 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-A dated July 21, 1998.

        10.   Material Contracts

               10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

               10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, as amended.

               10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit B to the Company's Proxy Statement dated May 29, 1998.

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

               10.7 Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

               10.8 Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

               10.9 Shared Facilities Agreement dated September 27, 1996 by and between the Company and The Limited, Inc.
                      incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

               10.10 Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company dated June 1, 1995 (the "Sublease Agreement") incorporated by reference to Exhibit
                      10.3 to the Form S-1.

               10.11 Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998 incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report

     27.   Financial Data Schedule


(b)      Reports on Form 8-K

         A report on Form 8-K was filed on July 21, 1998. Such report related to the announcement of the Company's adoption of a Stockholder Rights Plan and a Share Buyback Plan.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ABERCROMBIE & FITCH CO.
                                                        (Registrant)



                                                    By /s/ Seth R. Johnson
                                                       -------------------
                                                       Seth R. Johnson,
                                                       Vice President and Chief
                                                       Financial Officer*


Date: September 10, 1998


------------------------
* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX


    Exhibit No.          Document
    -----------          --------
      10.2               1998 Restatement of the Abercrombie & Fitch Co. 1996
                         Stock Option and Performance Incentive Plan, as amended.

      15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

      27                 Financial Data Schedule.