Form 10-Q
period 1998-10-31
ABERCROMBIE & FITCH CO /DE/
filed 1998-12-14
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                ---------------   ---------------

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


                Four Limited Parkway East, Reynoldsburg, OH 43068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        (614)  577-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock                 Outstanding at December 1, 1998
      ------------------------             ------------------------------------
            $.01 Par Value                          51,401,826 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 31, 1998 and November 1, 1997..................3

         Consolidated Balance Sheets
                  October 31, 1998 and January 31, 1998..................4

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 31, 1998 and November 1, 1997..................5

         Notes to Consolidated Financial Statements......................6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.........11


Part II. Other Information

     Item 1.  Legal Proceedings.........................................18

     Item 6.  Exhibits and Reports on Form 8-K..........................18

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                           Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                       --------------------------   --------------------------
                                                       October 31,    November 1,   October 31,    November 1,
                                                          1998           1997          1998          1997
                                                       ----------     -----------   ----------    ------------
NET SALES                                               $ 229,869      $148,516     $ 511,226      $309,472

     Cost of Goods Sold, Occupancy and Buying Costs       140,425        95,526       317,377       204,755
                                                        ---------      --------     ---------      --------

GROSS INCOME                                               89,444        52,990       193,849       104,717

     General, Administrative and Store Operating
         Expenses                                          48,661        34,581       125,629        79,738
                                                        ---------      --------     ---------      --------

OPERATING INCOME                                           40,783        18,409        68,220        24,979

     Interest (Income)/Expense, Net                          (780)        1,076        (1,519)        3,278
                                                        ---------      --------     ---------      --------

INCOME BEFORE INCOME TAXES                                 41,563        17,333        69,739        21,701

     Provision for Income Taxes                            16,620         6,930        27,890         8,680
                                                        ---------      --------     ---------      --------

NET INCOME                                              $  24,943      $ 10,403     $  41,849      $ 13,021
                                                        =========      ========     =========      ========

NET INCOME PER SHARE:

     Basic                                              $     .48      $    .20     $     .81      $    .26
                                                        =========      ========     =========      ========
     Diluted                                            $     .47      $    .20     $     .79      $    .25
                                                        =========      ========     =========      ========

WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING:

     Basic                                                 51,509        51,007        51,450        51,012
                                                        =========      ========     =========      ========
     Diluted                                               53,046        51,594        52,879        51,328
                                                        =========      ========     =========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                   October 31,    January 31,
                                                                      1998            1998
                                                                  ------------    -----------
                                                                  (Unaudited)
                               ASSETS
CURRENT ASSETS:
    Cash & Equivalents                                             $  74,728      $  42,667
    Accounts Receivable                                                2,675          1,695
    Inventories                                                       75,340         33,927
    Store Supplies                                                     5,815          5,592
    Intercompany Receivable                                               --         23,785
    Other                                                                693          1,296
                                                                   ---------      ---------

TOTAL CURRENT ASSETS                                                 159,251        108,962

PROPERTY AND EQUIPMENT, NET                                           74,991         70,517

DEFERRED INCOME TAXES                                                  3,792          3,759

OTHER ASSETS                                                             668             --
                                                                   ---------      ---------

TOTAL ASSETS                                                       $ 238,702      $ 183,238
                                                                   =========      =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                               $  38,574      $  15,968
    Accrued Expenses                                                  61,966         35,143
    Income Taxes Payable                                               4,986         15,851
                                                                   ---------      ---------

TOTAL CURRENT LIABILITIES                                            105,526         66,962

LONG-TERM DEBT                                                            --         50,000

OTHER LONG-TERM LIABILITIES                                           17,125          7,501

SHAREHOLDERS' EQUITY:
    Common Stock                                                         517            511
    Paid-In Capital                                                  143,933        117,972
    Retained Deficit                                                 (17,082)       (58,931)
                                                                   ---------      ---------
                                                                     127,368         59,552
    Less: Treasury Stock, at Average Cost                            (11,317)          (777)
                                                                   ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                                           116,051         58,775
                                                                   ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 238,702      $ 183,238
                                                                   =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

                    ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                            Thirty-nine Weeks Ended
                                                           --------------------------
                                                           October 31,    November 1,
                                                              1998           1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $ 41,849      $ 13,021

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                        14,603        11,764
         Non-Cash Charge for Deferred Compensation             8,905         4,258
         Changes in Assets and Liabilities:
             Inventories                                     (41,413)      (20,640)
             Accounts Payable and Accrued Expenses            49,429        24,874
             Income Taxes                                    (10,898)       (3,520)
             Other Assets and Liabilities                      1,367        (4,409)
                                                            --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     63,842        25,348
                                                            --------      --------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                     (20,993)      (19,892)
                                                            --------      --------

FINANCING ACTIVITIES:
    Issuance of Common Stock                                  25,875            --
    Settlement of Intercompany Balance, Net                   23,785            --
    Stock Options and Other                                      792            --
    Decrease in Intercompany Balance                              --        (3,976)
    Other Equity Changes                                          --          (802)
    Purchase of Treasury Stock                               (11,240)           --
    Repayment of Long-Term Debt                              (50,000)           --
                                                            --------      --------

NET CASH USED FOR FINANCING ACTIVITIES                       (10,788)       (4,778)
                                                            --------      --------

NET INCREASE IN CASH AND EQUIVALENTS                          32,061           678
    Cash and Equivalents, Beginning of Year                   42,667         1,945
                                                            --------      --------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 74,728      $  2,623
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

     The consolidated financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of October 31, 1998, and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized during the application development stage of a software development project and amortized over the software's useful life. The Company will adopt the SOP in the first quarter of 1999. The Company does not anticipate the adoption of this SOP will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. This SOP is effective in the first quarter of 1999. The Company currently expenses all start-up costs and does not anticipate an impact on the Company's financial condition related to this SOP.

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

4.   EARNINGS PER SHARE

     Weighted Average Common Shares Outstanding (thousands):

                                                                                            Thirteen Weeks Ended
                                                                                       ------------------------------
                                                                                        October 31,       November 1,
                                                                                           1998              1997
                                                                                       ------------       -----------
         Common shares issued                                                             51,650             51,050
         Treasury shares                                                                    (141)               (43)
                                                                                       ---------          ---------
         Basic shares                                                                     51,509             51,007

         Dilutive effect of stock options and restricted shares                            1,537                587
                                                                                       ---------          ---------
         Diluted shares                                                                   53,046             51,594
                                                                                       =========          =========


                                                                                           Thirty-nine Weeks Ended
                                                                                       ------------------------------
                                                                                        October 31,       November 1,
                                                                                           1998              1997
                                                                                        -----------       -----------
         Common shares issued                                                             51,511             51,050
         Treasury shares                                                                     (61)               (38)
                                                                                        --------          ---------
         Basic shares                                                                     51,450             51,012

         Dilutive effect of stock options and restricted shares                            1,429                316
                                                                                        --------          ---------
         Diluted shares                                                                   52,879             51,328
                                                                                        ========          =========

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

6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                                             October 31,      January 31,
                                                                                1998              1998
                                                                           ---------------  ---------------
     Property and equipment, at cost                                           $131,708         $124,000
     Accumulated depreciation and amortization                                  (56,717)         (53,483)
                                                                             ----------       ----------

     Property and equipment, net                                               $ 74,991         $ 70,517
                                                                             ==========       ==========

7.   INCOME TAXES

     The Company was included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes through the completion of the split-off. Under this arrangement, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 approximated $41.1 million and $12.2 million respectively.

8.   LONG-TERM DEBT

     The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates and financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at October 31, 1998.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
  The Board of Directors of
  Abercrombie & Fitch Co.

We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the Company) at October 31, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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


                                        PricewaterhouseCoopers LLP


Columbus, Ohio
November 10, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1998, net sales increased 55% to $229.9 million from $148.5 million a year ago. Operating income improved to $40.8 million in the third quarter of 1998 from $18.4 million in the third quarter of 1997. Earnings per diluted share were $.47 in the third quarter of 1998 compared to $.20 a year ago. Year-to-date earnings per diluted share were $.79 in 1998 compared to $.25 in 1997.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended October 31, 1998 to the comparable 1997 periods:

                                              THIRD QUARTER                   YEAR - to - DATE
                                     --------------------------------   -----------------------------
                                       1998        1997       CHANGE      1998       1997     CHANGE
                                     --------    --------    --------   --------    -------  --------
Increase in comparable store             35%         25%                    41%         19%
   sales

Retail sales increase                    20%         44%                    24%         39%
   attributable to new and
   remodeled stores

Retail sales per average selling     $  174      $  130        34%      $  395      $  283     40%
   square foot

Retail sales per average store       $1,301      $1,031        26%      $3,017      $2,243     35%
   (thousands)

Average store size at end of          7,418       7,906        (6%)
   quarter (selling square feet)

Selling square feet at end of         1,313       1,178        11%
   quarter (thousands)

Number of stores:

Beginning of period                     171         139                   156          127
   Opened                                 6          10                    23           22
   Closed                                --          --                    (2)          --
                                     ------      ------                 -----       ------
End of period                           177         149                   177          149
                                     ======      ======                 =====       ======

Net Sales
---------

Net sales for the third quarter of 1998 increased 55% to $229.9 million from $148.5 million in 1997. The increase was due to a comparable store sales increase of 35%, driven primarily by significantly higher transactions per store as compared to the third quarter of 1997. Comparable store sales increases were strong in both the men's and women's businesses with strong performances in tops, bottoms and accessories. Additionally, the A&F Quarterly accounted for 1.5% of net sales in the third quarter of 1998.

Year-to-date net sales were $511.2 million, an increase of 65%, from $309.5 million for the same period in 1997. Sales growth resulted from a comparable store sales increase of 41% and the net addition of 28 new stores. Net retail sales per average selling square foot for the Company increased 40%, principally from an increase in the number of transactions per store. The A&F Quarterly represented 1.7% of 1998 year-to-date net sales.

Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 38.9% for the third quarter of 1998 from 35.7% for the same period in 1997. The increase was attributable to significant leverage in buying and occupancy costs, as a percentage of net sales, associated with increased comparable store sales as well as improved merchandise margins (representing gross income before the deduction of buying and occupancy costs).

The 1998 year-to-date gross income, expressed as a percentage of net sales, increased to 37.9% from 33.8% for the comparable period in 1997. Merchandise margins increased as a percentage of net sales due to higher initial markups
(IMU) while buying and occupancy costs declined due to leverage achieved from comparable store sales increases.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 21.2% in the third quarter of 1998 as compared to 23.3% for the same period in 1997. The improvement resulted primarily from expense leverage associated with the strong comparable store sales growth.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.6% and 25.8% for the year-to-date periods in 1998 and 1997, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of expenses, primarily store expenses, over higher sales volume.

Operating Income
----------------

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 17.7% and 13.3%, in 1998, up from 12.4% and 8.1% for the comparable periods in 1997. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense
----------------

Third quarter and year-to-date 1998 net interest income was $780 thousand and $1,519 thousand as compared with net interest expense of $1.1 million and $3.3 million for the comparable periods last year. Net interest income in 1998 was primarily from short-term investments. Interest expense in 1997 consisted of $975 thousand per quarter on the $50 million long-term debt that was repaid during the first quarter of 1998 in addition to interest on short-term borrowings.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and the Company's $150 million credit agreement provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term ongoing capitalization follows (thousands):

                                         October 31,                January 31,
                                            1998                       1998
                                         -----------                ----------
Working capital                           $ 53,725                  $ 42,000
                                          ========                  ========

Capitalization:
    Long-term debt                              --                  $ 50,000
    Shareholders' equity                  $116,051                    58,775
                                          --------                  --------

Total capitalization                      $116,051                  $108,775
                                          ========                  ========


Net cash provided by operating activities totaled $63.8 million for the thirty-nine weeks ended October 31, 1998 versus $25.3 million in the comparable period in 1997. The improvement in cash provided by operating activities was largely due to increases in net income and accounts payable and accrued expenses. Cash requirements for inventory increased over the period, supporting the 65% sales growth from a year ago. Correspondingly, accounts payable and accrued expenses increased, supporting the growth in inventories and sales.

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

On July 16, 1998, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock for general corporate purposes. During the third quarter, the Company repurchased 245 thousand shares of common stock.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $21.0 million for the thirty-nine weeks ended October 31, 1998 compared to $19.9 million for the comparable period of 1997.

During the third quarter, the Company opened four Abercrombie & Fitch stores and two "abercrombie" kids stores.

The Company anticipates spending $40-$43 million in 1998 for capital expenditures, of which $33-$35 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The Company intends to add approximately 200,000 net selling square feet in 1998, which will represent a 16% increase over year-end 1997. It is anticipated that the increase will result from the addition of 30 new Abercrombie & Fitch stores and the remodeling and/or expansion of three stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1998 will approximate $710,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $275,000 per store.

Additionally, the Company plans to open 14 "abercrombie" stores by the end of fiscal year 1998. The planned store size is approximately 3,300 selling square feet and the average cost for leasehold improvements and furniture and fixtures will be approximately $530,000.

The Company expects capital expenditures will be funded principally by net cash provided by operating activities.

Information Systems and "Year 2000" Compliance; Year 2000 Readiness Disclosures
-------------------------------------------------------------------------------

Potential Year 2000 issues will arise primarily from computer programs which only have a two-digit date field, rather than four, to define the applicable year of business transactions. Because such computer programs will be unable to properly interpret dates beyond the year 1999, a systems failure or other computer errors may ensue. Abercrombie & Fitch relies on computer-based technology and utilizes a variety of proprietary and third party hardware and software. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise and non-merchandise procurement, and business and accounting management.

In order to address the Year 2000 issue for Abercrombie & Fitch, the Company has developed a Year 2000 plan that focuses on three areas; IT systems, facilities and distribution equipment, and vendor relations. The implementation includes five stages, including (i) awareness, (ii) assessment, (iii) renovation, (iv) validation, and (v) implementation. In addition to renovation of legacy systems, new financial software packages are being implemented. The Company is using both internal and external resources to complete its Year 2000 initiatives.

Year 2000 remediation of existing systems and implementation of new systems is expected to be complete by the end of fiscal year 1998. The Company expects to be fully compliant with Year 2000, including validation and implementation, by the end of the current fiscal year.

The Company procures its merchandise and supplies from a vast network of vendors located both within and outside the United States. The Company is in the process of identifying key vendors and suppliers and will be making inquiries prior to the end of fiscal year 1998 to determine their Year 2000 compliance status. The Company is looking to obtain appropriate assurances from these vendors regarding their Year 2000 compliance status.

The Company also utilizes various facilities, distribution equipment, and transportation and logistic services from The Limited, Inc. and is in the process of assessing their Year 2000 compliance status.

The Company believes that the most likely worst case scenario is that there will be some minor disruption of systems that will affect the supply and distribution channels on a short-term basis rather than impacting the Company in the long-term. The Company is in the early stages of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that would need to be taken if critical systems or service providers were not Year 2000 compliant. Given the uncertainty as to the exact nature and extent of problems that may arise and the incomplete status of the Company's inquiries to its key vendors, the Company's contingency planning will focus on minimizing any significant disruptions by committing resources to respond to specific problems that may arise. The Company expects to finalize these plans, where needed, by the end of the first quarter of 1999. At the present time, the Company is not aware of any Year 2000 issues that it expects might materially affect its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely or that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have a material adverse effect on the Company.

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $3.7 to $4.0 million. Of the total, approximately $1.0 million will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process through 2000. As of October 31, 1998, the Company has incurred expenses of approximately $3.6 million, consisting of internal staff costs as well as outside consulting and other expenditures. In 1998, a significant amount of total internal staff resources were directed towards Year 2000 projects. In 1999, internal resources and costs are not expected to change significantly but will be redirected from Year 2000 projects to other Company initiatives.

Relationship with The Limited
-----------------------------

Subsequent to the split-off, the Company and The Limited entered into service agreements which include among other things, tax, information technology and store design and construction. These agreements are generally for a term of one year. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. Costs for these services will generally be the costs and expenses incurred by The Limited plus five percent of such amounts. Upon expiration of these agreements with The Limited, the Company may bring certain services in-house, contract with other outside parties or take other actions the Company deems appropriate at that time.

The Company does not anticipate that costs associated with these service agreements or costs to be incurred upon their expiration will have a material adverse impact on its financial condition.

Adoption of Accounting Standards
--------------------------------

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

Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. This SOP is effective in the first quarter of 1999. The Company currently expenses all start-up costs and does not anticipate an impact on the Company's financial condition related to this SOP.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward looking and are based on the Company's best estimates that may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court for the Central District of California. The amended complaint, which had been filed against the Company, The Limited, and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

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

        10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

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

        10.10 Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company, dated June 1, 1995 (the "Sublease Agreement") incorporated by reference to Exhibit 10.3 to the Form S-1.

        10.11 Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998 incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

  15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report

  27. Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------
         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ABERCROMBIE & FITCH CO.
                                                       (Registrant)



                                                    By /S/ Seth R. Johnson
                                                      -------------------------
                                                        Seth R. Johnson,
                                                        Vice President and Chief
                                                        Financial Officer*


Date: December 11, 1998


----------------
* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX


   Exhibit No.           Document
   ----------            ----------------------
      15                 Letter re: Unaudited Interim Financial Information to
                         Securities and Exchange Commission re: Incorporation of
                         Independent Accountants' Report.

      27                 Financial Data Schedule.