Form 10-K405
period 1999-01-30
ABERCROMBIE & FITCH CO /DE/
filed 1999-04-26
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Four Limited Parkway East, Reynoldsburg, OH                 43068
-------------------------------------------               ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (614) 577-6500

Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class                                           Name of each exchange on which registered
         -------------------                                           -----------------------------------------
         Class A Common Stock, $.01 Par Value                          The New York Stock Exchange

         Series A Participating Cumulative Preferred
            Stock Purchase Rights                                      The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant as of April 1, 1999: $4,710,609,518.
                                                      --------------

Number of shares outstanding of the registrant's common stock as of April 1, 1999: 51,623,118 shares of Class A Common Stock.
      ----------
                      DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL.

Abercrombie & Fitch Co., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of men's, women's and kids' casual apparel. The Company's retail activities are conducted under the Abercrombie & Fitch and "abercrombie" trade names through retail stores and a magazine/catalogue bearing the Company name. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS.

General.

The Company was incorporated on June 26, 1996, and on July 15, 1996 acquired the stock of Abercrombie & Fitch Holdings, the parent company of the Abercrombie & Fitch business and A&F Trademark, Inc., in exchange for 43 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 8.05 million shares of the Company's Class A common stock was consummated on October 1, 1996 and, as a result, approximately 84% of the outstanding common stock of the Company was owned by The Limited.

On February 17, 1998, a registration statement was filed with the Securities and Exchange Commission in connection with a plan to establish the Company as a fully independent company via a tax-free exchange offer (the "Exchange Offer") pursuant to which The Limited shareholders were given an opportunity to exchange shares of The Limited for shares of the Company. The Exchange Offer was completed on May 19, 1998 and The Limited subsequently effected a pro rata spin-off of all of its remaining Abercrombie & Fitch shares. Subsequent to the Exchange Offer, the Company and The Limited entered into service agreements which include among other things, tax, information technology, store design and construction, use of distribution and home office space and transportation and logistic services. These agreements are generally for a term of one to three years.

At the end of fiscal 1998 the Company operated 196 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:


          Fiscal        Beginning
           Year          of Year       Opened      Closed      End of Year
           ----          -------       ------      ------      -----------
           1994             49           20          (2)               67
           1995             67           33                           100
           1996            100           29          (2)              127
           1997            127           30          (1)              156
           1998            156           41          (1)              196

During fiscal year 1998, the Company purchased merchandise from approximately 55 suppliers and factories located throughout the world. The Company sourced approximately 27% of its apparel merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. Excluding purchases from Mast, no more than 7% of goods purchased originated from any single third party manufacturer.

Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited and leased by the Company in Reynoldsburg, Ohio, where the merchandise is received and inspected. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. The Company pays outbound freight for stores to an affiliate of The Limited based on cartons shipped.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 1998, the highest inventory level approximated $88.7 million at the November 1998 month-end and the lowest inventory level approximated $35.0 million at the February 1998 month-end. Merchandise sales are paid for by cash, personal check or credit cards issued by third parties including Alliance Data Systems Corporation, a credit card processing venture 31%-owned by The Limited.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company, including its respective target markets.

Abercrombie & Fitch is a specialty retailer of quality, casual, classic American sportswear, targeted to men and women approximately 15-50 years of age and kids seven to 14 years of age. The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear who placed a premium on complete customer satisfaction with each item sold. The Company was acquired by The Limited in 1988 and in 1992 Abercrombie & Fitch was repositioned as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In re-establishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis" in ITEM 7.

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

ASSOCIATE RELATIONS.

On January 30, 1999, the Company employed approximately 9,500 associates (none of whom were parties to a collective bargaining agreement), 8,300 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2. PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in Reynoldsburg, Ohio and are owned by The Limited and leased by the Company under leases expiring in 2001.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1999 and 2014.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit, where the matter remains pending.

On June 2, 1998, the Company filed suit against American Eagle Outfitters alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit was filed in Federal District Court in Columbus, Ohio, and seeks to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. American Eagle filed a motion for summary judgment in the lawsuit which the Company has opposed. The motion is pending before the District Court for decision.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 30, 1999.

Michael S. Jeffries, 54, has been Chairman of the Board and Chief Executive Officer since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer.

Michele S. Donnan-Martin, 35, has been Vice President-General Merchandising Manager-Women's since February 1996. For three and one-half years prior thereto, Ms. Donnan-Martin held the position of Vice President Women's Merchandising.

Seth R. Johnson, 45, has been Vice President-Chief Financial Officer since June 1992.

Charles W. Martin, 49, has been Vice President Men's Design and New Business Development since February 1999. For three years prior thereto, Mr. Martin held the position of Vice President Men's Design. For four years prior thereto, Mr. Martin held the position of Director of Men's Product Development. Mr. Martin and Ms. Donnan-Martin are spouses.

Diane Chang, 43, has been Vice President Sourcing since May 1998. For six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President - Manufacturing at J. Crew, Inc.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The following is a summary of the Company's market price on the New York Stock Exchange ("ANF") for the fiscal years ending 1998 and 1997:

                                                                    Market Price
                                                     -------------------------------------------
                                                            High                     Low
                                                     --------------------    --------------------
                   1998 Fiscal Year
                   ------------------------------
                   4th Quarter                                  $76 3/4               $41 13/16
                   3rd Quarter                                  $53 15/16             $32 3/4
                   2nd Quarter                                  $48 3/4               $39 11/16
                   1st Quarter                                  $47 1/2               $31 3/16

                   1997 Fiscal Year
                   ------------------------------
                   4th Quarter                                  $34 11/16             $25 11/16
                   3rd Quarter                                  $27 1/4               $19 1/4
                   2nd Quarter                                  $20 1/2               $15 3/4
                   1st Quarter                                  $17 5/8               $12 7/8


On January 30, 1999, there were approximately 6,700 shareholders of record. However, when including active associates who participate in the Company's stock purchase plan, associates who own shares through Company sponsored retirement plans and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 60,000.

ITEM 6. SELECTED FINANCIAL DATA.

                             ABERCROMBIE & FITCH CO.

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)

FISCAL YEAR                                     1998        1997       1996       1995*      1994       1993       1992
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                    $815,804    $521,617   $335,372   $235,659   $165,463   $110,952    $85,301
--------------------------------------------------------------------------------------------------------------------------
Gross Income                                 $343,951    $201,080   $123,766    $79,794    $56,820    $30,562    $13,413
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                      $166,958     $84,125    $45,993    $23,798    $13,751    $(4,064)  $(10,190)
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) as a
   Percentage of Sales                           20.5%       16.1%      13.7%      10.1%       8.3%      (3.7%)    (11.9%)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                            $102,062     $48,322    $24,674    $14,298     $8,251    $(2,464)   $(6,090)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) as a
   Percentage of Sales                           12.5%        9.3%       7.4%       6.1%       5.0%      (2.2%)     (7.1%)
--------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS
Net Income (Loss) Per Basic Share               $1.98        $.95       $.54       $.33       $.19      $(.06)     $(.14)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Diluted Share             $1.92        $.94       $.54       $.33       $.19      $(.06)     $(.14)
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
   Outstanding                                 53,101      51,478     45,760     43,000     43,000     43,000     43,000
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                                 $319,161    $183,238   $105,761    $87,693    $58,018    $48,882    $61,626
--------------------------------------------------------------------------------------------------------------------------
Return on Average Assets                           41%         33%        26%        20%        15%        (4%)      (11%)
--------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                          $41,876     $29,486    $24,323    $24,526    $12,603     $4,694    $10,351
--------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                     --     $50,000    $50,000         --         --         --         --
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)               $186,105     $58,775    $11,238   $(22,622)  $(37,070)  $(45,341)  $(42,877)
--------------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase                    35%         21%        13%         5%        15%         6%         8%
--------------------------------------------------------------------------------------------------------------------------
Retail Sales per Average Gross Square Foot       $483        $376       $306       $290       $284       $243       $221
--------------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                       196         156        127        100         67         49         40
--------------------------------------------------------------------------------------------------------------------------
Gross Square Feet                           1,791,000   1,522,000  1,229,000    962,000    665,000    499,000    415,000
--------------------------------------------------------------------------------------------------------------------------
Number of Associates                            9,500       6,700      4,900      3,000      2,300      1,300        900
--------------------------------------------------------------------------------------------------------------------------

*Fifty-three week fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net sales for the fourth quarter were $304.6 million, an increase of 44% from $212.1 million for the fourth quarter a year ago. Operating income was $98.7 million, up 67% compared to $59.1 million last year. Net income per diluted share was $1.12, up 65% from $.68 last year.

Net sales for the fiscal year ended January 30, 1999, increased 56% to $815.8 million from $521.6 million last year. Operating income for the year increased 99% to $167.0 million from $84.1 million in 1997. Net income per diluted share was $1.92 compared to $.94 a year ago, an increase of 104%.

FINANCIAL SUMMARY

The following summarized financial data compares 1998 to the comparable periods for 1997 and 1996:

                                                                                                       % Change
                                                                                               ------------------------
                                                1998             1997            1996          1998-1997      1997-1996
                                              ---------        ---------       ---------       ---------      ---------
Net sales (millions)                           $815.8           $521.6          $335.4            56%              56%
Increase in comparable
     store sales                                   35%              21%             13%
Retail sales increase attributable
    to new and remodeled stores                    21%              34%             29%
Retail sales per average gross
square foot                                      $483             $376            $306            28%              23%
Retail sales per average store
     (thousands)                               $4,551           $3,653          $2,955            25%              24%
Average store size at year-end
    (gross square feet)                         9,140            9,755           9,680            (6%)              1%
Gross square feet at year-end
    (thousands)                                 1,791            1,522           1,229            18%              24%

Number of Stores:
   Beginning of year                              156              127             100
     Opened                                        41               30              29
     Closed                                        (1)              (1)             (2)
                                              ---------        ---------       ---------
   End of year                                    196              156             127
                                              =========        =========       =========

NET SALES

Net sales for the fourth quarter of 1998 increased 44% to $304.6 million from $212.1 million in 1997. The increase was due to a comparable store sales increase of 26%, driven primarily by significantly higher transactions per store as compared to the fourth quarter of 1997. Comparable store sales increases were strong across both the men's and women's businesses and across all geographical regions of the country. The A&F QUARTERLY, a catalogue/magazine, accounted for 2.0% of net sales in the fourth quarter of 1998 as compared to 1.7% last year.

Fourth quarter 1997 net sales as compared to net sales for the fourth quarter 1996 increased 52% to $212.1 million, due to a 23% increase in comparable store sales and sales attributable to new and remodeled stores. Comparable store sales increases were strong in both the men's and women's businesses as both were driven by a very strong knit business. Additionally, fourth quarter 1997 net sales included results from the first Holiday issue of the A&F QUARTERLY which accounted for 1.7% of total net sales.

Net sales for 1998 increased 56% to $815.8 million from $521.6 million a year ago. Sales growth resulted from a comparable store sales increase of 35% and the net addition of 40 new stores. Sales growth was strong across all major men's and women's merchandise categories. Net retail sales per gross square foot for the company increased 28%, principally from an increase in the number of transactions per store. The A&F Quarterly represented 1.8% of 1998 sales.

Net sales for 1997 increased 56% to $521.6 million over the same period in 1996. The sales increase was attributable to the net addition of 29 stores and a 21% comparable store sales increase. Comparable store sales increases were equally strong in both men's and women's businesses and their performance strength was broadly based across all major merchandise categories. Net sales per gross square foot for the total Company increased 23%, driven principally by an increase in the number of transactions per store.

GROSS INCOME

Gross income, expressed as a percentage of net sales, increased to 49.3% for the fourth quarter of 1998 from 45.4% for the same period in 1997. The increase was attributable to significant leverage in buying and occupancy costs, expressed as a percentage of net sales, associated with increased comparable store sales. Merchandise margins (representing gross income before the deduction of buying and occupancy costs) improved primarily due to a lower markdown rate as the Company continued to efficiently manage inventories.

Gross income, expressed as a percentage of net sales, increased to 45.4% for the fourth quarter of 1997 from 43.0% for the same period in 1996. The increase was attributable to improved merchandise margins resulting from higher initial markups (IMU) and a lower markdown rate. As a result of improved inventory turnover, fewer markdowns, expressed as a percentage of net sales, were needed in the fourth quarter of 1997 to clear season-end merchandise as compared to the same period in 1996.

For the year, the gross income rate increased to 42.2% in 1998 from 38.5% in 1997. Merchandise margins, expressed as a percentage of net sales, increased due to higher IMU across most merchandise categories and a lower markdown rate. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined due to leverage achieved from comparable store sales increases.

In 1997, the gross income rate increased to 38.5% from 36.9% in 1996. The improvement was the result of higher merchandise margins, expressed as a percentage of net sales. Improved IMU, in both the men's and women's businesses drove the increase in merchandise margins. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined slightly due to leverage achieved from comparable store sales increases.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 16.9% in the fourth quarter of 1998 and 17.5% in the comparable period in 1997. The improvement resulted primarily from favorable leveraging of expenses due to higher sales volume. Included in these expenses was approximately $2.6 million in the fourth quarter of 1998 and 1997 of compensation expense associated with restricted stock grants awarded to key executives of the Company.

General, administrative and store operating expenses for the year, expressed as a percentage of net sales, were 21.7%, 22.4% and 23.2% in 1998, 1997 and 1996. The improvement during the three-year period resulted from management's continued emphasis on expense control and favorable leveraging of expenses, primarily store expenses, due to higher sales volume. The 1998 improvement was offset by compensation expense associated with restricted stock grants of approximately $11.5 million.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 32.4%, 27.9% and 25.4% for the fourth quarter of 1998, 1997 and 1996 and 20.5%, 16.1% and 13.7%
for fiscal years 1998, 1997 and 1996. The improvement was the result of higher gross income coupled with lower general, administrative and store operating expenses, expressed as a percentage of net sales. Sales volume and gross income have increased at a faster rate than general, administrative and store operating expenses as the Company continues to emphasize cost controls.

INTEREST INCOME/EXPENSE

Net interest income was $1.6 million in the fourth quarter of 1998 and $3.1 million for all of 1998 compared with net interest expense of $305 thousand and $3.6 million for the corresponding periods last year. Net interest income in 1998 was primarily from short-term investments. Net interest expense in 1997 included $975 thousand per quarter associated with $50 million of long-term debt that was repaid during the first quarter of 1998, offset by interest income on short-term investments.

FINANCIAL CONDITION

The Company's continuing growth in operating income provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and the Company's $150 million credit agreement provide the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                    1998               1997                1996
                                                              -----------------   ----------------   -----------------
Working capital                                                        $96,007            $42,000              $1,288
                                                              =================   ================   =================

Capitalization
     Long-term debt                                                         --            $50,000             $50,000
     Shareholders' equity                                             $186,105             58,775              11,238
                                                              =================   ================   =================
Total Capitalization                                                  $186,105           $108,775             $61,238
                                                              =================   ================   =================

The Company considers the following to be measures of liquidity and capital resources:

                                                                    1998               1997                1996
                                                              -----------------   ----------------   -----------------
Current Ratio (current assets divided by current
     liabilities)                                                   1.79               1.63                 1.03
Debt-to-capitalization ratio (long-term debt
     divided by total capitalization)                                n/a                 46%                  82%
Cash flow to capital investment (net cash
     provided by operating activities divided
     by capital expenditures)                                        413%               340%                 193%

n/a = not applicable

Net cash provided by operating activities totaled $173.1 million, $100.2 million and $46.8 million for 1998, 1997 and 1996.

In 1998, the improvement in net cash provided by operating activities was largely due to increased net income. Cash requirements for inventory increased $11.1 million during 1998, supporting both the 56% sales growth and inventory levels that are 10% higher per gross square foot than last year.
Correspondingly, accounts payable and accrued expenses increased, supporting the growth in inventories and sales.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas holiday selling seasons. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were all for capital expenditures, which are primarily for new stores.

In 1998, financing activities consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred concurrently with the Exchange Offer as described in Note 1 to the Consolidated Financial Statements.

On July 16, 1998, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock for general corporate purposes. During 1998, the Company repurchased 245 thousand shares of common stock.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, amounted to $41.9 million, $29.5 million and $24.3 million for 1998, 1997 and 1996.

During the year, the Company opened 28 Abercrombie & Fitch stores and 13 "abercrombie" kids stores.

The Company anticipates spending $85 to $95 million in 1999 for capital expenditures, of which $45 to $50 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of a new office and distribution center which is expected to be completed by mid-2001. The Company intends to add approximately 400,000 gross square feet in 1999, which will represent a 22% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 36 new Abercrombie & Fitch stores, 15-20 "abercrombie" kids' stores and the remodeling and/or expansion of ten stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1999 will approximate $710,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The planned size of the "abercrombie" kids' stores is approximately 4,000 gross square feet and the average cost for leasehold improvements and furniture and fixtures will be approximately $450,000.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE: YEAR 2000 READINESS DISCLOSURES

Potential Year 2000 issues will arise primarily from computer programs which only have a two-digit date field, rather than four, to define the applicable year of business transactions. Because such computer programs will be unable to properly interpret dates beyond the year 1999, a systems failure or other computer errors may ensue. The Company relies on computer-based technology and utilizes a variety of proprietary and third party hardware and software. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise and non-merchandise procurement and business and accounting management.

In order to address the Year 2000 issue, the Company has developed a Year 2000 plan that focuses on three areas: IT systems, facilities and distribution equipment and vendor relations. The plan includes five stages, including (i) awareness, (ii) assessment, (iii) renovation, (iv) validation and (v) implementation. In addition to renovation of legacy systems, new financial software packages are being implemented. The Company is using both internal and external resources to complete its Year 2000 initiatives.

Year 2000 remediation of existing systems and implementation of new systems, including validation and implementation, is expected to be substantially complete by the end of the first fiscal quarter.

The Company procures its merchandise and supplies from a vast network of vendors located both within and outside the United States. The Company has identified key vendors and suppliers and made inquiries prior to the end of fiscal year 1998 to determine their Year 2000 compliance status. The Company is currently assessing the responses from these vendors and suppliers and is looking to obtain appropriate assurances from these vendors regarding their Year 2000 compliance status.

The Company also utilizes various facilities, distribution equipment and transportation and logistic services from The Limited and is in the process of assessing their Year 2000 compliance status.

The Company believes that the most likely worst case scenario is that there will be some minor disruption of systems that will affect the supply and distribution channels on a short-term basis rather than impacting the Company in the long-term. The Company is in the process of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that would need to be taken if critical systems or service providers were not Year 2000 compliant. Given the uncertainty as to the exact nature and extent of problems that may arise, the Company's contingency planning will focus on minimizing any significant disruptions by committing resources to respond to specific problems that may arise. At the present time, the Company is not aware of any Year 2000 issues that it expects might materially affect its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely or that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have a material adverse effect on the Company.

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are not expected to exceed $4.0 million. Of the total, approximately $1.0 million will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process through 2000. As of January 30, 1999, the Company has incurred expenses of approximately $3.7 million, consisting of internal staff costs as well as outside consulting and other expenditures. In 1998, a significant amount of total internal staff resources were directed towards Year 2000 projects. In 1999, internal resources and costs are not expected to change significantly but will be redirected from Year 2000 projects to other Company initiatives.

RELATIONSHIP WITH THE LIMITED

Subsequent to the Exchange Offer (see Note 1 to the Consolidated Financial Statements), the Company and The Limited entered into service agreements which include among other things tax, information technology and store design and construction. These agreements are generally for a term of one year. At the end of fiscal year 1998, the Company had hired associates with the appropriate expertise or contracted with outside parties to replace those services provided by The Limited which expire in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. Costs for these services will generally be the costs and expenses incurred by The Limited plus five percent of such amounts.

The Company does not anticipate that costs associated with the services provided by The Limited, which expire in May 2001, or costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

IMPACT OF INFLATION

The Company's results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

ADOPTION OF ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs, internal payroll and payroll related costs be capitalized during the application development stage of a software development project and amortized over the software's useful life. The Company will adopt the SOP in the first quarter of 1999. The Company does not anticipate the adoption of this SOP will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Previously the Company has expensed all software costs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's best estimates that may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             ABERCROMBIE & FITCH CO.

                        CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

                                                                            1998           1997           1996
                                                                         ------------  -------------  -------------
NET SALES                                                                   $815,804       $521,617       $335,372

     Costs of Goods Sold, Occupancy and Buying Costs                         471,853        320,537        211,606
                                                                         ------------  -------------  -------------

GROSS INCOME                                                                 343,951        201,080        123,766

     General, Administrative and Store Operating Expenses                    176,993        116,955         77,773
                                                                         ------------  -------------  -------------

OPERATING INCOME                                                             166,958         84,125         45,993

     Interest (Income)/Expense, Net                                           (3,144)         3,583          4,919
                                                                         ------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                                   170,102         80,542         41,074

     Provision for Income Taxes                                               68,040         32,220         16,400
                                                                         ------------  -------------  -------------

NET INCOME                                                                  $102,062        $48,322        $24,674
                                                                         ============  =============  =============

NET INCOME PER SHARE:
     BASIC                                                                     $1.98           $.95           $.54
                                                                         ============  =============  =============
     DILUTED                                                                   $1.92           $.94           $.54
                                                                         ============  =============  =============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                           CONSOLIDATED BALANCE SHEETS

(Thousands)
                                                                                 January 30,           January 31,
                                                                                    1999                  1998
                                                                              ----------------      ----------------
ASSETS
------
CURRENT ASSETS:
  Cash and Equivalents                                                               $163,564               $42,667
  Accounts Receivable                                                                   4,101                 1,695
  Inventories                                                                          43,992                33,927
  Store Supplies                                                                        5,887                 5,592
  Receivable from The Limited                                                              --                23,785
  Other                                                                                   691                 1,296
                                                                              ----------------      ----------------
TOTAL CURRENT ASSETS                                                                  218,235               108,962

PROPERTY AND EQUIPMENT, NET                                                            89,558                70,517

DEFERRED INCOME TAXES                                                                  10,737                 3,759

OTHER ASSETS                                                                              631                    --
                                                                              ----------------      ----------------

TOTAL ASSETS                                                                         $319,161              $183,238
                                                                              ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                                                    $24,759               $15,968
  Accrued Expenses                                                                     63,882                35,143
  Income Taxes Payable                                                                 33,587                15,851
                                                                              ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                             122,228                66,962

LONG-TERM DEBT                                                                             --                50,000

OTHER LONG-TERM LIABILITIES                                                            10,828                 7,501

SHAREHOLDERS' EQUITY:
  Common Stock                                                                            517                   511
  Paid-In Capital                                                                     144,142               117,972
  Retained Earnings (Deficit)                                                          43,131               (58,931)
                                                                              ----------------      ----------------
                                                                                      187,790                59,552
  Less:  Treasury Stock, at Average Cost                                               (1,685)                 (777)
                                                                              ----------------      ----------------

TOTAL SHAREHOLDERS' EQUITY                                                            186,105                58,775
                                                                              ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $319,161              $183,238
                                                                              ================      ================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


(Thousands)
                                               Common Stock
                                         ------------------------
                                                                                               Treasury         Total
                                                                                  Retained     Stock, at    Shareholders'
                                             Shares        Par       Paid-In      Earnings      Average        Equity
                                          Outstanding     Value      Capital     (Deficit)       Cost         (Deficit)
                                         --------------- --------- ------------ ------------- ------------ ----------------
BALANCE, FEBRUARY 3, 1996                        43,000        --     $    305     $ (22,927)          --         $(22,622)
Transfer of Equity to Debt
  ($50,000 Long-Term Debt and
   $32,000 Short-Term Borrowings)                    --        --           --       (82,000)          --          (82,000)

Cash Dividend to The Limited Prior to
  Initial Public Offering                            --        --           --       (27,000)          --          (27,000)
Sale of Common Stock in Initial
  Public Offering                                 8,050      $511      117,667            --           --          118,178
Net Income                                           --        --           --        24,674           --           24,674
Other                                                --        --            8            --           --                8
                                         --------------- --------- ------------ ------------- ------------ ----------------

BALANCE, FEBRUARY 1, 1997                        51,050      $511     $117,980     $(107,253)          --         $ 11,238
Purchase of Treasury Stock                          (50)       --           --            --     $   (929)            (929)
Net Income                                           --        --           --        48,322           --           48,322
Stock Options, Restricted Stock
   and Other                                          9        --           (8)           --          152              144
                                         --------------- --------- ------------ ------------- ------------ ----------------

BALANCE, JANUARY 31, 1998                        51,009      $511     $117,972     $ (58,931)       $(777)        $ 58,775
Purchase of Treasury Stock                         (245)       --           --            --      (11,240)         (11,240)
Net Income                                           --        --           --       102,062           --          102,062
Issuance of Common Stock                            600         6       25,875            --           --           25,881
Stock Options, Restricted Stock
   and Other                                         43        --          295            --       10,332           10,627
                                         --------------- --------- ------------ ------------- ------------ ----------------
BALANCE, JANUARY 30, 1999                        51,407      $517     $144,142     $  43,131     $ (1,685)        $186,105
                                         =============== ========= ============ ============= ============ ================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Thousands)
                                                                            1998              1997              1996
                                                                        --------------    -------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                            $102,062         $ 48,322          $  24,674

       Impact of Other Operating Activities on Cash Flows
           Depreciation and Amortization                                       20,946           16,342             11,759
           Noncash Charge for Deferred Compensation                            11,497            6,219                 --
           Change in Assets and Liabilities:
              Inventories                                                     (10,065)           1,016             (4,555)
              Accounts Payable and Accrued Expenses                            37,530           22,309              9,943
              Income Taxes                                                     10,758            4,606              4,218
              Other Assets and Liabilities                                        355            1,381                797
                                                                        --------------    -------------    ---------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                173,083          100,195             46,836
                                                                        --------------    -------------    ---------------

     CASH USED FOR INVESTING ACTIVITIES
       Capital Expenditures                                                   (41,876)         (29,486)           (24,323)
                                                                        --------------    -------------    ---------------

     FINANCING ACTIVITIES
       Settlement of Balance with The Limited                                  23,785               --                 --
       Increase (Decrease) in Receivable from The
           Limited                                                                 --          (29,202)            18,988
       Dividend Paid to The Limited                                                --               --            (27,000)
       Net Proceeds from Issuance of Common Stock                              25,875               --            118,178
       Proceeds from Credit Agreement                                              --               --            150,000
       Repayment of Credit Agreement                                               --               --           (150,000)
       Repayment of Trademark Obligations                                          --               --            (32,000)
       Repayment of Debt to The Limited                                            --               --            (91,000)
       Repayment of Working Capital Note                                           --               --             (8,616)
       Repayment of Long-Term Debt                                            (50,000)              --                 --
       Purchase of Treasury Stock                                             (11,240)            (929)                --
       Other Changes in Shareholders' Equity                                    1,270              144                  8
                                                                        --------------    --------------   ---------------

     NET CASH USED FOR FINANCING ACTIVITIES                                   (10,310)         (29,987)           (21,442)
                                                                        --------------    -------------    ---------------

     NET INCREASE IN CASH AND EQUIVALENTS                                     120,897           40,722              1,071
     Cash and Equivalents, Beginning of Year                                   42,667            1,945                874
                                                                        --------------    --------------   ---------------

     CASH AND EQUIVALENTS, END OF YEAR                                       $163,564         $ 42,667          $   1,945
                                                                        ==============    =============    ===============

     In 1996, non cash financing activities included the distribution of a note representing preexisting obligations of the Company's operating subsidiary in respect of certain trademarks in the amount of $32 million by the Company's trademark subsidiary to The Limited, distribution of the $50 million in long-term debt and the conversion of $8.6 million of debt to The Limited into a working capital note.


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       Abercrombie & Fitch Co. (the "Company") was incorporated on June 26, 1996, and on July 15, 1996 acquired the stock of Abercrombie & Fitch Holdings, the parent company of the Abercrombie & Fitch business, and A&F Trademark, Inc., in exchange for 43 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). The Company is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892 and subsequently acquired by The Limited in 1988.

       An initial public offering (the "Offering") of 8.05 million shares of the Company's Class A common stock, including the sale of 1.05 million shares pursuant to the exercise by the underwriters of their options to purchase additional shares, was consummated on October 1, 1996. The net proceeds received by the Company from the Offering, approximating $118.2 million, and cash from operations were used to repay the borrowings under a $150 million credit agreement. As a result of the Offering, 84.2% of the outstanding common stock of the Company was owned by The Limited, until the completion of a tax-free exchange offer (the "Exchange Offer") on May 19, 1998, to establish the Company as an independent company.

       In the Exchange Offer, The Limited accepted 47,075,052 shares of its common stock that were exchanged at a ratio of .86 of a share of Abercrombie & Fitch stock for each Limited share. On June 1, 1998, The Limited effected a pro rata spin-off to its shareholders of its remaining 3,115,455 Abercrombie & Fitch shares. Limited shareholders of record at the close of trading on May 29, 1998 received .013673 of a share of Abercrombie & Fitch stock for each Limited share owned at that time.

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

       FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 1998, 1997 and 1996 represent the fifty-two week periods ended January 30, 1999, January 31, 1998 and February 1, 1997.

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

       PROPERTY AND EQUIPMENT

       Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Company by The Limited and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

       Prior to the Exchange Offer, the Company was included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and was responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Subsequent to the Exchange Offer, the Company began filing its tax returns on a separate basis.

       SHAREHOLDERS' EQUITY

       At January 30, 1999, there were 150 million of $.01 par value Class A common shares authorized, of which 51.4 million and 8.01 million shares were outstanding at January 30, 1999 and January 31, 1998 and 150 million of $.01 par value Class B common shares authorized, of which 43 million shares were issued and outstanding at January 31, 1998. In addition, 15 million of $.01 par value preferred shares were authorized, none of which have been issued.

       Holders of Class A common stock generally have identical rights to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

       REVENUE RECOGNITION

       Sales are recorded upon purchase by customers.

       CATALOGUE AND ADVERTISING COSTS

       Costs related to the A&F QUARTERLY, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $24.9 million in 1998, $13.7 million in 1997 and $4.1 million in 1996.

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

       The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company's long-term debt at January 31, 1998 was $52.2 million.

       EARNINGS PER SHARE

       Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Net income per basic share is computed based on the weighted average number of outstanding common shares. Net income per diluted share includes the weighted average effect of dilutive stock options and restricted stock. The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company is assumed to have been outstanding for 1997 and 1996.

        Weighted Average Common Shares Outstanding (thousands):

                                                                         1998           1997         1996
                                                                       ----------    -----------   ----------
        Common shares issued                                              51,650         51,050       45,749
        Treasury shares                                                     (108)           (39)          --
                                                                       ----------    -----------   ----------
        Basic shares                                                      51,542         51,011       45,749

        Dilutive effect of options and restricted shares                   1,559            467           11
                                                                       ==========    ===========   ==========
        Diluted shares                                                    53,101         51,478       45,760
                                                                       ==========    ===========   ==========

       Options to purchase 228,000 and 240,000 shares of common stock were outstanding at year-end 1997 and 1996 but were not included in the computation of net income per diluted share because the options' exercise price was greater than the average market price of the common shares.

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

       RECLASSIFICATIONS

       Certain amounts have been reclassified to conform with current year presentation.

3.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consisted of (thousands):

                                                                                   1998                1997
                                                                              ----------------     -------------
       Furniture, fixtures and equipment                                             $126,091          $104,671
       Beneficial leaseholds                                                            7,349             7,349
       Leasehold improvements                                                          16,450            11,615
       Construction in progress                                                         2,728               365
                                                                              ----------------     -------------
       Total                                                                         $152,618          $124,000

       Less:  accumulated depreciation and amortization                                63,060            53,483
                                                                              ----------------     -------------

       Property and equipment, net                                                    $89,558           $70,517
                                                                              ================     =============

4.     LEASED FACILITIES AND COMMITMENTS

       Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. Rent expense for 1998, 1997 and 1996 included charges from The Limited and its subsidiaries for space under formal agreements that approximate market rates.

       A summary of rent expense follows (thousands):

                                                               1998                   1997                 1996
                                                        --------------------    -----------------    ------------------
       Store rent:
            Fixed minimum                                           $42,774              $34,402               $24,599
            Contingent                                                6,382                2,138                 1,620
                                                        --------------------    -----------------    ------------------
       Total store rent                                             $49,156              $36,540               $26,219

       Buildings, equipment and other                                 1,814                1,400                 1,229
                                                        --------------------    -----------------    ------------------

       Total rent expense                                           $50,970              $37,940               $27,448
                                                        ====================    =================    ==================

       At January 30, 1999, the Company was committed to noncancelable leases with remaining terms of one to fifteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years and offices and a distribution center leased from an affiliate of The Limited with a term of three years from the date of the Exchange Offer. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                        1999                             $ 48,924
                        2000                               50,243
                        2001                               49,824
                        2002                               49,488
                        2003                               48,284
                        Thereafter                        181,661

5.     ACCRUED EXPENSES

       Accrued expenses consisted of the following (thousands):

                                                                         1998              1997
                                                                    ---------------    -------------
       Rent and landlord charges                                           $13,368           $8,105
       Compensation and benefits                                             9,800            8,357
       Catalogue and advertising costs                                       8,701            4,012
       Interest                                                                  -              986
       Taxes, other than income                                              3,634            1,827
       Other                                                                28,379           11,856
                                                                    ===============    =============
            Total                                                          $63,882          $35,143
                                                                    ===============    =============

6.     INCOME TAXES

       The provision for income taxes consisted of (thousands):

                                                                 1998                 1997                  1996
                                                          -------------------    ----------------    -------------------
       Currently Payable:
            Federal                                                 $ 65,270             $29,040                $16,001
            State                                                     14,682               6,450                  3,646
                                                          -------------------    ----------------    -------------------
                                                                    $ 79,952             $35,490                $19,647
                                                          -------------------    ----------------    -------------------

       Deferred:
            Federal                                                   (9,530)             (2,620)                (2,601)
            State                                                     (2,382)               (650)                  (646)
                                                          -------------------    ----------------    -------------------
                                                                    $(11,912)            $(3,270)               $(3,247)
                                                          -------------------    ----------------    -------------------

       Total provision                                              $ 68,040             $32,220                $16,400
                                                          ===================    ================    ===================

       A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                                     1998                1997                1996
                                                               -----------------    ---------------    -----------------
       Federal income tax rate                                            35.0%              35.0%                35.0%
       State income tax, net of Federal income
            tax effect                                                     4.7%               4.7%                 4.7%
       Other items, net                                                    0.3%               0.3%                 0.2%
                                                               -----------------    ---------------    -----------------

       Total                                                              40.0%              40.0%                39.9%
                                                               =================    ===============    =================

       Income taxes payable included net current deferred tax assets of $9.0 million and $4.1 million at January 30, 1999 and January 31, 1998.

       Subsequent to the Exchange Offer, the Company began filing its tax returns on a separate basis. Prior to the Exchange Offer, income tax obligations were treated as having been settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Amounts paid to The Limited totaled $27.4 million, $27.6 million and $10.6 million in 1998, 1997 and 1996. Subsequent to the Exchange Offer, the Company made tax payments directly to taxing authorities. Such amounts totaled $31.7 million in 1998.

       The effect of temporary differences which gives rise to net deferred income tax assets was as follows (thousands):

                                                          1998                 1997
                                                    -----------------    -----------------
           Deferred Compensation                             $ 8,711               $1,198
           Property and Equipment                              1,446                1,496
           Rent                                                2,341                1,507
           Accrued expenses                                    4,008                2,667
           Inventory                                           2,093                  972
           Other, net                                          1,168                   54
                                                    -----------------    -----------------
           Total deferred income taxes                       $19,767               $7,894
                                                    =================    =================

       No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

7.     LONG-TERM DEBT

       The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions and transactions with affiliates and financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at January 30, 1999.

       Long-term debt at January 31, 1998 consisted of a 7.80% unsecured note in the amount of $50 million that represented the Company's proportionate share of certain long-term debt of The Limited. The interest rate and maturity of the note paralleled that of corresponding debt of The Limited.

       During the first quarter of 1998, the Company repaid the $50 million long-term note owed to The Limited with $24,125,000 in cash and by issuing 600,000 shares of Class A common stock at a price of $43.125 per share.

8.     RELATED PARTY TRANSACTIONS

       Prior to the Exchange Offer, transactions between the Company and The Limited and its subsidiaries and affiliates principally consisted of the following:

          Merchandise purchases
          Real estate management and leasing
          Capital expenditures
          Inbound and outbound transportation
          Corporate services

       Information with regard to these transactions through the completion of the Exchange Offer is as follows:

       Significant purchases were made from Mast, a wholly-owned subsidiary of The Limited. Purchases were also made from Gryphon, an indirect subsidiary of The Limited. Mast is a contract manufacturer and apparel importer, while Gryphon is a developer of fragrance and personal care products and also a contract manufacturer. Prices were negotiated on a competitive basis by merchants of the Company with Mast, Gryphon and the manufacturers.

       The Company's real estate operations, including all aspects of lease negotiations and ongoing dealings with landlords and developers, were handled centrally by the Real Estate Division of The Limited ("Real Estate Division"). Real Estate Division expenses were allocated to the Company based on the number of new and remodeled store construction projects and open selling square feet.

       The Company's store design and construction operations were coordinated centrally by the Store Planning Division of The Limited ("Store Planning Division"). The Store Planning Division facilitated the design and construction of the stores and upon completion transferred the stores to the Company at actual cost. Store Planning Division expenses were charged to the Company based on a combination of new and remodeled store construction projects and open selling square feet.

       The Company's inbound and outbound transportation expenses were managed centrally by Limited Distribution Services ("LDS"), a wholly-owned subsidiary of The Limited. Inbound freight was charged to the Company based on actual receipts, while outbound freight was charged on a percentage of cartons shipped basis.

       The Limited provided certain services to the Company including, among other things, aircraft, tax, treasury, legal, corporate secretary, accounting, auditing, corporate development, risk management, associate benefit plan administration, human resource and compensation, government affairs and public relation services. Identifiable costs were charged directly to the Company. All other services-related costs not specifically attributable to the business were allocated to the Company based upon a percentage of sales.

       Prior to the Exchange Offer, the Company participated in The Limited's centralized cash management system whereby cash received from operations was transferred to The Limited's centralized cash accounts and cash disbursements were funded from the centralized cash accounts on a daily basis. Prior to the initial capitalization of the Company, the intercompany cash management account was noninterest bearing. After the initial capitalization of the Company on July 11, 1996, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account was calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The average outstanding balance of the noninterest bearing intercompany payable to The Limited in the twenty-six week period ending August 3, 1996 approximated $64.5 million. A summary of the intercompany payment activity during the noninterest bearing period follows:

                                                                Twenty-six weeks
                                                              ended August 3, 1996
                                                              ---------------------
       Balance at beginning of period                                    $ 86,045
       Mast and Gryphon purchases                                          23,178
       Other transactions with related parties                              9,667
       Centralized cash management                                        (16,417)
       Settlement of current period income taxes                            5,700
       Payment to The Limited                                             (91,000)
       Conversion to Working Capital Note                                  (8,616)
                                                              ---------------------

       Balance at end of period                                          $  8,557
                                                              =====================

       The Company was charged rent expense, common area maintenance charges and utilities for stores shared with other consolidated subsidiaries of The Limited. The charges were based on square footage and represented the proportionate share of the underlying leases with third parties.

       The Company was also charged rent expense and utilities for the distribution and home office space occupied (which approximated fair market value).

       For the period prior to the Exchange Offer, the Company and The Limited entered into intercompany agreements that established the provision of services in accordance with the terms described above. The prices charged to the Company for services provided under these agreements may have been higher or lower than prices that would have been charged by third parties. It is not practicable, therefore, to estimate what these costs would have been if The Limited had not provided these services and the Company was required to purchase these services from outsiders or develop internal expertise. Management believes the charges and allocations described above are fair and reasonable.

       The following table summarizes the related party transactions between the Company and The Limited and its subsidiaries, for the years indicated. Fiscal year 1998 reflects activity through the completion of the Exchange Offer.

                                                                                           Thousands
                                                                             1998             1997            1996
                                                                         -------------    -------------    ------------
       Mast and Gryphon purchases                                             $20,176         $ 89,892         $61,776
       Capital expenditures                                                     3,199           27,012          20,839
       Inbound and outbound transportation                                      2,280            5,524           3,326
       Corporate charges                                                        2,671            6,857           3,989
       Store leases and other occupancy, net                                      561            1,184           1,509
       Distribution center, IT and home office expenses                         2,217            3,102           2,696
       Centrally managed benefits                                               1,524            3,596           3,136
       Interest charges, net                                                        4            3,583           2,190
                                                                         =============    =============    ============
                                                                              $32,632         $140,750         $99,461
                                                                         =============    =============    ============

       The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 31% owned by The Limited.

       Subsequent to the Exchange Offer, the Company and The Limited entered into service agreements which include among other things tax, information technology and store design and construction. These agreements are generally for a term of one year. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. Costs for these services are generally the costs and expenses incurred by The Limited plus five percent of such amounts. At the end of fiscal year 1998, the Company had hired associates with the appropriate expertise or contracted with outside parties to replace those services provided by The Limited which expire in May 1999.

       The Company does not anticipate that costs associated with the remaining service agreements provided by The Limited which expire in May 2001 or costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

       Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on the Board of Directors for the Company, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during fiscal year 1998 were approximately $1.2 million.

9.     STOCK OPTIONS AND RESTRICTED STOCK

       Under the Company's stock plan, associates may be granted up to a total of 5.5 million restricted shares and options to purchase the Company's common stock at the market price on the date of grant. In 1998, associates of the Company were granted approximately 2.0 million options, with vesting periods ranging from four to six years. A total of 66,000 shares were issued to non-associate directors in 1998, all of which vest over four years. All options have a maximum term of ten years.

       The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1998, 1997 and 1996, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per diluted share would have been a reduction of approximately $6.1 million or $.11 per share in 1998 and $1.7 million or $.03 per share in 1997. In 1996, the pro forma effect would have had no impact on net income and net income per diluted share. The weighted-average fair value of all options granted during fiscal 1998, 1997 and 1996 was $19.59, $8.50 and $6.67. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: no expected dividends, price volatility of 40% in 1998 and 35% in 1997 and 1996, risk-free interest rates of 5.5%, 6.0% and 6.25%, assumed forfeiture rates of 10% and expected lives of 5 years in 1998 and 1996 and 6.5 years in 1997.

       The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to the Company's initial public offering.



Stock Options Outstanding at January 30, 1999

                         Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------        ---------------------------------
                                          Weighted
                                          Average           Weighted                                Weighted
    Range of                             Remaining          Average                                  Average
    Exercise             Number         Contractual         Exercise               Number          Exercisable
     Prices            Outstanding          Life             Price              Exercisable           Price
-----------------    ---------------   ---------------    -------------        ---------------    --------------
    $13 - $25              1,618,000        8.1              $16.05                   169,000        $16.09
    $26 - $37                381,000        8.9              $31.09                    25,000        $30.71
    $38 - $49              1,785,000        9.5              $46.08                        --            --
=================    ===============   ===============    =============        ===============    ==============
    $13 - $49              3,784,000        8.8              $31.73                   194,000        $17.97
=================    ===============   ===============    =============        ===============    ==============

       A summary of option activity for 1998, 1997 and 1996 follows:

                                                        1998                           1997                        1996
                                            -----------------------------   ---------------------------  --------------------------
                                                              Weighted                      Weighted                     Weighted
                                                              Average                       Average                      Average
                                                               Option                        Option                       Option
                                                 Shares         Price           Shares        Price         Shares         Price
                                            --------------  -------------   ------------- -------------  ------------  -------------
       Outstanding at beginning of year          1,884,000         $17.81         240,000        $16.00            --             --
       Granted                                   1,985,000          44.93       1,669,000         18.03       240,000         $16.00
       Exercised                                   (30,000)         17.98          (4,000)        16.00            --             --
       Canceled                                    (55,000)         38.79         (21,000)        16.00            --             --
                                            --------------  -------------   ------------- -------------  ------------  -------------
       Outstanding at end of year                3,784,000         $31.73       1,884,000        $17.81       240,000         $16.00
                                            ==============  =============   ============= =============  ============  =============

       Options exercisable at year-end             194,000         $17.97          35,000        $16.00            --
                                            ==============  =============   ============= =============  ============

       A total of 70,000 and 547,000 restricted shares were granted in 1998 and 1997, with a total market value at grant date of $2.7 million and $8.7 million. The restricted stock grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted stock is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted stock awards amounted to $11.5 million, $6.2 million and $0.5 million in 1998, 1997 and 1996. Long-term liabilities at fiscal year-end 1998 and 1997 included $8.7 million and $6.2 million of compensation expense relating to restricted stock.

10.    RETIREMENT BENEFITS

       The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $760 thousand in 1998, $558 thousand in 1997 and $472 thousand in 1996.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial results for 1998 and 1997 follow (thousands except per share amounts):

       Quarter                                             First           Second            Third           Fourth
       ---------------------------------------------    ------------    -------------    --------------   --------------
       1998
       Net sales                                           $134,230         $147,127          $229,869         $304,578
       Gross income                                          49,211           55,194            89,444          150,102
       Net income                                             6,308           10,598            24,943           60,213
       Net income per basic share                              $.12             $.21              $.48            $1.17
       Net income per diluted share                            $.12             $.20              $.47            $1.12

       1997
       Net sales                                           $ 74,316         $ 86,640          $148,516         $212,145
       Gross income                                          23,941           27,786            52,990           96,363
       Net income                                               565            2,053            10,403           35,301
       Net income per basic share                              $.01             $.04              $.20             $.69
       Net income per diluted share                            $.01             $.04              $.20             $.68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity (deficit), and cash flows present fairly, in all material respects, the consolidated financial position of Abercrombie & Fitch Co. and its subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these consolidated statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Columbus, Ohio
February 16, 1999

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1999 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the captions "ELECTION OF DIRECTORS - Business Experience", "- Executive Officers" and " "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of the Company is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. No information is required to be disclosed under Item 40.5 of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "PRINCIPAL HOLDER'S OF SHARES" and "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" and "RELATIONSHIP AND TRANSACTIONS WITH THE LIMITED" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) List of Financial Statements.
                -----------------------------

         The following consolidated financial statements of Abercrombie & Fitch Co. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Balance Sheets as of January 30, 1999 and January 31,
         1998.

         Consolidated Statements of Shareholders' Equity (Deficit) for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.

         (a)(2) List of Financial Statement Schedules.
                --------------------------------------

         All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

         (a)(3) List of Exhibits.
                -----------------

         3.     Articles of Incorporation and Bylaws.

                3.1. Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                3.2. Certificate of Designation of Series A Participating Cumulative Preferred Stock of the Company as filed with the Delaware Secretary of State on July 21, 1998.

                3.3.       Bylaws of the Company incorporated by reference to
                           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

         4.     Instruments Defining the Rights of Security Holders.

                4.1. Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-38231) (the "Form S-1").

                4.2. Credit Agreement dated as of April 30, 1998 among Abercrombie & Fitch Stores, Inc., as Borrower, the Company, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 30, 1998.

                4.3. Rights Agreement dated as of July 16, 1998 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to
                           Exhibit 1 to the Company's Registration Statement on Form 8-A dated July 21, 1998.

                4.4. Amendment No. 1 to Rights Agreement dated as of April 21, 1999 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to Form 8-A dated April 23, 1999.

         10.    Material Contracts.

                10.1. Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

                10.2. 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

                10.3. 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit B to the Company's Proxy Statement dated May 29, 1998.

                10.4. Employment Agreement by and between the Company and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment incorporated by reference to
                           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

                10.5. Employment Agreement by and between the Company and Michele Donnan-Martin dated December 5, 1997 incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-46423) (the "Form S-4").

                10.6. Employment Agreement by and between the Company and Seth R. Johnson dated December 5, 1997 incorporated by reference to Exhibit 10.10 to the Form S-4.

                10.7. Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                10.8. Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                10.9. Shared Facilities Agreement dated September 27, 1996 by and between the Company and The Limited, Inc. incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                10.10. Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company, dated June 1, 1995 (the "Sublease Agreement") incorporated by reference to
                           Exhibit 10.3 to the Form S-1.

                10.11. Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998 incorporated by reference to Exhibit
                           10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                10.12. Employment Agreement by and between the Company and Charles W. Martin dated December 5, 1997.

                10.13. Description of Arrangement between Diane Chang and the Company.

                10.14. Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan.

         21.    Subsidiaries of the Registrant.

         23.    Consent of Independent Accountants.

         24.    Powers of Attorney.

         27.    Financial Data Schedule.

         99. Annual Report on Form 11-K of the Abercrombie & Fitch Co. Savings and Retirement Plan.

         (b)    Reports on Form 8-K.
                --------------------

                None

         (c)    Exhibits.
                ---------

                The exhibits to this report are listed in section (a)(3) of Item 14 above.

         (d)    Financial Statement Schedules.
                ------------------------------

                Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 1, 1999


                                   ABERCROMBIE & FITCH CO.


                                   By /s/ SETH R. JOHNSON
                                      ------------------------------------------
                                      Seth R. Johnson,
                                      Vice President - Chief Financial Officer
                                      Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 1999:

      Signature                                                            Title
      ---------                                                            -----
/s/ MICHAEL S. JEFFRIES*                                      Chairman of the Board of Directors and
--------------------------                                    Chief Executive Officer
Michael S. Jeffries

/s/ SETH R. JOHNSON                                           Vice President - Chief Financial Officer
--------------------------
Seth R. Johnson

/s/ GEORGE FOOS*                                              Director
--------------------------
George Foos

/s/ RUSSELL M. GERTMENIAN*                                    Director
--------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                                           Director
--------------------------
John A. Golden

/s/ JOHN W. KESSLER*                                          Director
--------------------------
John W. Kessler

/s/ SAM N. SHAHID*                                            Director
--------------------------
Sam N. Shahid


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/ SETH R. JOHNSON
   --------------------------
   Seth R. Johnson
   Attorney-in-fact

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999


                                    ---------


                            ABERCROMBIE & FITCH, CO.
             (exact name of Registrant as specified in its charter)


                                    ---------

                          FINANCIAL STATEMENT SCHEDULES

                                    ---------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999


                                    ---------



                             ABERCROMBIE & FITCH CO.
             (exact name of Registrant as specified in its charter)


                                    ---------

                                    EXHIBITS

                                    ---------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.           Document
-----------           --------
   3.2                Certificate of Designation of Series A Participating Cumulative Preferred Stock of the Company as filed with the Delaware Secretary of State on July 21, 1998.

 10.12.               Employment Agreement by and between the Company and Charles W. Martin dated December 5, 1997.

 10.13.               Description of Arrangement between Diane Chang and the Company.

 10.14.               Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan.

    21                Subsidiaries of the Registrant.

    23                Consent of Independent Accountants.

    24                Powers of Attorney.

    27                Financial Data Schedule.

    99                Annual Report on Form 11-K of the Abercrombie & Fitch Co. Savings and Retirement Plan.