Form 10-Q
period 1999-05-01
ABERCROMBIE & FITCH CO /DE/
filed 1999-06-14
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999
                               -----------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

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

Registrant's telephone number, including area code (614) 577-6500
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock                   Outstanding at June 1, 1999
        $.01 Par Value                           51,629,831 Shares
     --------------------                   ---------------------------

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998.............................  3

         Consolidated Balance Sheets
                  May 1, 1999 and January 30, 1999........................  4

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998.............................  5

         Notes to Consolidated Financial Statements.......................  6

         Report of Independent Accountants................................  9

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition........... 10


Part II. Other Information

     Item 1.  Legal Proceedings........................................... 16

     Item 4.  Submission of Matters to a Vote of Security Holders......... 16

     Item 6.  Exhibits and Reports on Form 8-K............................ 17

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                             ABERCROMBIE & FITCH CO.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                       Thirteen Weeks Ended
                                       --------------------
                                        May 1,      May 2,
                                         1999        1998
                                       --------    --------
NET SALES                              $188,294    $134,230

    Cost of Goods Sold, Occupancy
         and Buying Costs               116,390      85,019
                                       --------    --------

GROSS INCOME                             71,904      49,211

    General, Administrative and
         Store Operating Expenses        52,955      38,872
                                       --------    --------

OPERATING INCOME                         18,949      10,339

    Interest Income, Net                 (1,887)       (169)
                                       --------    --------

INCOME BEFORE INCOME TAXES               20,836      10,508

    Provision for Income Taxes            8,330       4,200
                                       --------    --------

NET INCOME                             $ 12,506    $  6,308
                                       ========    ========
NET INCOME PER SHARE:
    Basic                              $   0.24    $   0.12
    Diluted                            $   0.23    $   0.12
                                       ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                51,597      51,207
    Diluted                              54,336      52,476
                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             ABERCROMBIE & FITCH CO.

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                       May 1,     January 30,
                                                        1999         1999
                                                   -------------  -----------
                                                    (Unaudited)
                              ASSETS
                              ------

CURRENT ASSETS:
    Cash and Equivalents                              $134,735    $163,564
    Accounts Receivable                                  3,792       4,101
    Inventories                                         59,581      43,992
    Store Supplies                                       6,369       5,887
    Other                                                  705         691
                                                      --------    --------

TOTAL CURRENT ASSETS                                   205,182     218,235

PROPERTY AND EQUIPMENT, NET                             87,652      89,558

DEFERRED INCOME TAXES                                   10,737      10,737

OTHER ASSETS                                               593         631
                                                      --------    --------

TOTAL ASSETS                                          $304,164    $319,161
                                                      ========    ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                  $ 24,975    $ 24,759
    Accrued Expenses                                    62,421      63,882
    Income Taxes Payable                                10,813      33,587
                                                      --------    --------

TOTAL CURRENT LIABILITIES                               98,209     122,228

LONG-TERM DEBT                                              --          --

OTHER LONG-TERM LIABILITIES                             11,339      10,828

SHAREHOLDERS' EQUITY:
    Common Stock                                           517         517
    Paid-In Capital                                    138,852     144,142
    Retained Earnings                                   55,637      43,131
                                                      --------    --------
                                                       195,006     187,790
    Less:  Treasury Stock, at Average Cost                (390)     (1,685)
                                                      --------    --------

TOTAL SHAREHOLDERS' EQUITY                             194,616     186,105
                                                      --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $304,164    $319,161
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                              ABERCROMBIE & FITCH CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                             Thirteen Weeks Ended
                                                            ----------------------
                                                             May 1,        May 2,
                                                              1999          1998
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $ 12,506      $  6,308

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                         7,157         5,128
         Noncash Charge for Deferred Compensation              1,772         3,801
         Changes in Assets and Liabilities:
             Inventories                                     (15,589)       (2,780)
             Accounts Payable and Accrued Expenses            (1,245)         (774)
             Income Taxes                                    (22,774)      (14,480)
             Other Assets and Liabilities                        194         1,021
                                                            --------      --------

NET CASH USED FOR OPERATING ACTIVITIES                       (17,979)       (1,776)
                                                            --------      --------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                      (5,251)       (4,341)
                                                            --------      --------

FINANCING ACTIVITIES:
    Issuance of Common Stock                                      --        25,875
    Decrease in Receivable from The Limited                       --       (10,235)
    Exercise of Stock Options and Other                        2,941           481
    Purchase of Treasury Stock                                (8,540)           --
    Repayment of Long-Term Debt                                   --       (50,000)
                                                            --------      --------

NET CASH USED FOR FINANCING ACTIVITIES                        (5,599)      (33,879)
                                                            --------      --------

NET DECREASE IN CASH AND EQUIVALENTS                         (28,829)      (39,996)
    Cash and Equivalents, Beginning of Year                  163,564        42,667
                                                            --------      --------

CASH AND EQUIVALENTS, END OF PERIOD                         $134,735      $  2,671
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

         The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of May 1, 1999 and for the thirteen week periods ended May 1, 1999 and May 2, 1998 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2.       EARNINGS PER SHARE

         Weighted Average Common Shares Outstanding (thousands):

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                            May 1,        May 2,
                                                             1999          1998
                                                            -------       -------
Common shares issued                                         51,650        51,235
Treasury shares                                                 (53)          (28)
                                                            -------       -------

Basic shares                                                 51,597        51,207
                                                            -------       -------

Dilutive effect of stock options and restricted shares        2,739         1,269
Diluted shares                                               54,336        52,476
                                                            =======       =======

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                               May 1,      January 30,
                                                1999          1999
                                              --------      --------
Property and equipment, at cost               $157,868      $152,618
Accumulated depreciation and amortization      (70,216)      (63,060)
                                              --------      --------

Property and equipment, net                   $ 87,652      $ 89,558
                                              ========      ========

5.       INCOME TAXES

         For the current period, the provision for income taxes is based on the current estimate of the annual effective tax rate. During 1998 the Company was included in The Limited's consolidated federal and certain state income tax groups for income tax purposes. Under this arrangement, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its federal taxable income at the estimated annual effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $30.8 million and $18.1 million.

6.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at May 1, 1999.

         On April 15, 1998, the Company repaid $50 million of long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations.

7.       RELATED PARTY TRANSACTIONS

         Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. By the end of April 1999, the Company had hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

         Prior to the completion of the exchange offer, cash activity was provided through The Limited's centralized cash management systems and was reflected in the Company's intercompany account. On May 19, 1998, all intercompany balances were settled.

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on the Board of Directors for the Company, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the first quarter of 1999 were approximately $.3 million.

8.       SUBSEQUENT EVENT

         The Board of Directors declared a two-for-one stock split on the Company's Class A common stock, payable June 15, 1999 to shareholders of record at the close of business on May 25, 1999. The pro forma effect on the Company's earnings per share and balance sheet follows:


                                                         As reported   Pro forma
                                                         -----------   ---------
         Basic earnings per share for the period
            ended May 1, 1999                               $0.24         $0.12

         Earnings per diluted share for the period
            ended May 1, 1999                               $0.23         $0.12

         Basic earnings per share for the period
            ended May 2, 1998                               $0.12         $0.06

         Earnings per diluted share for the period
            ended May 2, 1998                               $0.12         $0.06

         Common stock as of May 1, 1999 (thousands)          $517        $1,033

         Paid-in capital as of May 1, 1999 (thousands)   $138,852      $138,336

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
The Board of Directors of
Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the "Company") at May 1, 1999, and the related condensed consolidated statements of income and cash flows for the thirteen-weeks ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
May 11, 1999

Item  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1999, net sales increased 40% to $188.3 million from $134.2 million a year ago. Operating income improved to $18.9 million in the first quarter of 1999 from $10.3 million in the first quarter of 1998. Earnings per diluted share were $.23 in the first quarter of 1999 compared to $.12 a year ago.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week period ended May 1, 1999 to the comparable 1998 period:

                                      1999         1998     % CHANGE
                                    -------      -------    ----------
Increase in comparable store
sales                                   22%          48%

Retail sales increase
   attributable to new and
   remodeled stores                     18%          33%

Retail sales per average gross
   square foot                      $  101       $   86         17%

Retail sales per average store
   (thousands)                      $  928       $  838         11%

Average store size at end of         9,155        9,709         (6%)
   quarter (gross square feet)

Gross square feet at end of
   quarter (thousands)               1,831        1,534         19%

NUMBER OF STORES:

Beginning of year                      196          156
   Opened                                4            3
   Closed                               --           (1)
                                    ------       ------

End of period                          200          158
                                    ======       ======

Net Sales
---------

Net sales for the first quarter of 1999 increased 40% to $188.3 million from $134.2 million in 1998. The increase was due to a comparable store sales increase of 22%, driven primarily by significantly higher transactions per store as compared to the first quarter of 1998. Comparable store sales increases were strong in both the men's and women's businesses with strong performances in knits and shorts. The A&F Quarterly, a catalogue/magazine, accounted for 2.4% of net sales in the first quarter of 1999 as compared to 2.0% last year.

Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 38.2% during the first quarter of 1999 from 36.7% for the same period in 1998. The increase was attributable to leverage in occupancy costs due to the increase in comparable store sales. Merchandise margins (representing gross income before the deduction of buying and occupancy costs) declined slightly due to a planned increase in the markdown rate, expressed as a percentage of net sales, over last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 28.1% in the first quarter of 1999 and 29.0% for the comparable period in 1998. The improvement resulted primarily from the favorable leveraging of fixed expenses due to higher sales volume.

Operating Income
----------------

First quarter operating income, expressed as a percentage of net sales, was 10.1% in 1999, up from 7.7% for the comparable period in 1998. The improvement in operating income is a result of both higher gross income and lower general, administrative and store operating expenses, as a percentage of net sales.

Interest Income/Expense
-----------------------

First quarter 1999 net interest income was $1.9 million as compared with net interest income of $169 thousand for the first quarter last year. Net interest income in 1999 was primarily from short-term investments. First quarter 1998 net interest income was primarily from short-term investments offset by interest expense on the $50 million long-term debt that was repaid during the first quarter of 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities and the Company's $150 million credit agreement provide the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                              May 1,     January 30,
                               1999         1999
                             --------    ----------
Working capital              $106,973     $ 96,007
                             ========     ========

Capitalization:
    Long-term debt                 --           --
    Shareholders' equity     $194,616     $186,105
                             --------     --------

Total capitalization         $194,616     $186,105
                             ========     ========

Net cash used for operating activities totaled $18.0 million for the thirteen weeks ended May 1, 1999 versus $1.8 million in the comparable period in 1998. Cash was provided primarily from the increase in net income. Cash requirements for inventory increased over the period, supporting the 40% sales growth and reflecting earlier deliveries of summer merchandise compared to last year. Additionally, cash used for income taxes increased due to the first quarter tax payments made on higher fourth quarter earnings.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities in the first quarter of 1998 consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations.

Pursuant to the previously authorized stock repurchase program, the Company repurchased 100,000 shares of the Company's common stock during the first quarter of 1999.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $5.3 million for the thirteen weeks ended May 1, 1999 compared to $4.3 million for the comparable period of 1998.

The Company anticipates spending $85 to $95 million in 1999 for capital expenditures, of which $45 to $50 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of a new office and distribution center which is expected to be completed by mid-2001. The Company intends to add approximately 400,000 gross retail square feet in 1999, which will represent a 22% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 36 new Abercrombie & Fitch stores, 20 "abercrombie" kids' stores and the remodeling and/or expansion of 11 stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1999 will approximate $710,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for "abercrombie" kids' stores opened in 1999 will approximate $450,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

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

Year 2000 remediation of existing systems and implementation of new systems, including validation and implementation, was substantially completed by the end of the first fiscal quarter.

The Company procures its merchandise and supplies from a vast network of vendors located both within and outside the United States. The Company has identified key vendors and suppliers and made inquiries to determine their Year 2000 compliance status. The Company is currently assessing the responses from these vendors and suppliers and is looking to obtain appropriate assurances from these vendors regarding their Year 2000 compliance status.

The Company also utilizes various facilities, distribution equipment and transportation and logistic services from The Limited and is in the process of assessing their Year 2000 compliance status.

The Company believes that the most likely worst case scenario is that there will be some minor disruption of systems that will affect the supply and distribution channels on a short-term basis rather than impacting the Company in the long-term. The Company is in the process of developing contingency plans, such as alternative sourcing, and identifying the actions that would need to be taken if critical systems or service providers were not Year 2000 compliant. Given the uncertainty as to the exact nature and extent of problems that may arise, the Company's contingency planning will focus on minimizing any significant disruptions by committing resources to respond to specific problems that may arise. At the present time, the Company is not aware of any Year 2000 issues that it expects might materially affect its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely or that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have a material adverse effect on the Company.

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are not expected to exceed $4.0 million. Of the total, approximately $1.0 million will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process through 2000. As of May 1, 1999, the Company has incurred expenses of approximately $3.8 million, consisting of internal staff costs as well as outside consulting and other expenditures. In 1998, a significant amount of total internal staff resources were directed towards Year 2000 projects. In 1999, internal resources and costs are not expected to change significantly but will be redirected from Year 2000 projects to other Company initiatives.

Relationship with The Limited
-----------------------------

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. By the end of April 1999, the Company had hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements are generally for a term of three years. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.
                                       14

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1999, the Company held its annual meeting of shareholders at its corporate headquarters, Four Limited Parkway East, Reynoldsburg, Ohio. At such meeting, (i) Messrs. Russell M. Gertmenian and Sam N. Shahid, Jr. were elected to the Company's Board of Directors, each to serve for a three year term expiring in 2002 and (ii) amendments to the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan were approved. The votes on the foregoing matters are as follows:

         (i)      Elections of Messrs. Gertmenian and Shahid

                             For          Withheld
                             ---          --------
Russell M. Gertmenian     39,864,217     5,895,423

Sam N. Shahid, Jr         40,587,711     5,171,929

         (ii) Approval of the amendments to the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan

             For                  Against             Abstain
             ---                  -------             -------
         42,906,343              2,820,880            32,417

The following individuals continue to serve on the Board of Directors: Messrs. George Foos, Michael S. Jeffries, John W. Kessler, John A. Golden and Seth R. Johnson.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    ---------

         3.       Articles of Incorporation and Bylaws

                  3.1 Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                  3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of the Company as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

                  3.3      Bylaws of the Company incorporated by reference to
                           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

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

                  4.4 Amendment No. 1 to the Rights Agreement dated as of April 21, 1999 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to Form 8-A dated April 23, 1999.

         10.      Material Contracts

                  10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

                  10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, as amended through May 20, 1999, incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 22, 1999.

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

                  10.12 Employment Agreement by and between the Company and Charles W. Martin dated December 5, 1997 incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

                  10.13 Description of Arrangement between Diane Chang and the Company incorporated by reference to Exhibit
                           10.13 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

                  10.14 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan incorporated by reference to
                           Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

         15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

         27.      Financial Data Schedule


(b) Reports on Form 8-K.
    --------------------

    None

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABERCROMBIE & FITCH CO.
                                              (Registrant)



                                          By /S/ Seth R. Johnson
                                             -----------------------------
                                             Seth R. Johnson,
                                             Vice President and Chief
                                             Financial Officer*


Date: June 14, 1999

----------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.       Document
-----------       --------

    15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

    27            Financial Data Schedule.