Form 10-Q
period 1999-07-31
ABERCROMBIE & FITCH CO /DE/
filed 1999-09-14
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


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

Registrant's telephone number, including area code (614) 577-6500
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock                Outstanding at September 1, 1999
         --------------------                --------------------------------
            $.01 Par Value                         103,032,887 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS


                                                                                                        Page No.
                                                                                                        --------
Part I.  Financial Information

     Item 1.  Financial Statements

         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended July 31, 1999 and August 1, 1998...........................3

         Consolidated Balance Sheets July 31, 1999 and January 30, 1999......................................4

         Consolidated Statements of Cash Flows Twenty-six Weeks Ended July 31, 1999 and August 1, 1998.......5

         Notes to Consolidated Financial Statements..........................................................6

         Report of Independent Accountants..................................................................10

     Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.........11


Part II. Other Information

     Item 1.  Legal Proceedings.............................................................................17

     Item 5.  Other Information.............................................................................17

     Item 6.  Exhibits and Reports on Form 8-K..............................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             ABERCROMBIE & FITCH CO.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                                Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                             ---------------------------         ---------------------------
                                                             July 31,          August 1,         July 31,          August 1,
                                                               1999              1998             1999               1998
                                                             --------          ---------         --------          ---------
NET SALES                                                    $198,895          $147,127          $387,189          $281,357

     Cost of Goods Sold, Occupancy and Buying Costs           118,174            91,933           234,564           176,952
                                                             --------          --------          --------          --------

GROSS INCOME                                                   80,721            55,194           152,625           104,405

     General, Administrative and Store Operating Expenses      51,134            38,096           104,089            76,968
                                                             --------          --------          --------          --------

OPERATING INCOME                                               29,587            17,098            48,536            27,437

     Interest Income, Net                                       1,171               570             3,058               739
                                                             --------          --------          --------          --------

INCOME BEFORE INCOME TAXES                                     30,758            17,668            51,594            28,176

     Provision for Income Taxes                                12,310             7,070            20,640            11,270
                                                             --------          --------          --------          --------

NET INCOME                                                   $ 18,448          $ 10,598          $ 30,954          $ 16,906
                                                             ========          ========          ========          ========

NET INCOME PER SHARE:

     Basic                                                   $   0.18          $   0.10          $   0.30          $   0.16
                                                             ========          ========          ========          ========
     Diluted                                                 $   0.17          $   0.10          $   0.28          $   0.16
                                                             ========          ========          ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                    103,182           103,270           103,188           102,842
                                                             ========          ========          ========          ========
     Diluted                                                  108,611           106,232           108,641           105,592
                                                             ========          ========          ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

                             ABERCROMBIE & FITCH CO.

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                                        July 31,           January 30,
                                                                          1999                1999
                                                                       -----------         -----------
                                                                       (Unaudited)
                               ASSETS
CURRENT ASSETS:
    Cash and Equivalents                                                $ 107,556           $ 163,564
    Accounts Receivable                                                     3,925               4,101
    Inventories                                                            97,629              43,992
    Store Supplies                                                          7,212               5,887
    Other                                                                   1,221                 691
                                                                        ---------           ---------

TOTAL CURRENT ASSETS                                                      217,543             218,235

PROPERTY AND EQUIPMENT, NET                                               105,286              89,558

DEFERRED INCOME TAXES                                                      19,767              19,767

OTHER ASSETS                                                                  561                 631
                                                                        ---------           ---------

TOTAL ASSETS                                                            $ 343,157           $ 328,191
                                                                        =========           =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                    $  40,918           $  24,759
    Accrued Expenses                                                       79,273              63,882
    Income Taxes Payable                                                    5,107              42,617
                                                                        ---------           ---------

TOTAL CURRENT LIABILITIES                                                 125,298             131,258

OTHER LONG-TERM LIABILITIES                                                13,235              10,828

SHAREHOLDERS' EQUITY:
    Common Stock                                                            1,033                 517
    Paid-In Capital                                                       138,261             144,142
    Retained Earnings                                                      74,085              43,131
                                                                        ---------           ---------
                                                                          213,379             187,790
    Less: Treasury Stock, at Average Cost                                  (8,755)             (1,685)
                                                                        ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                                204,624             186,105
                                                                        ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 343,157           $ 328,191
                                                                        =========           =========



The accompanying notes are an integral part of these consolidated financial statements.

                            ABERCROMBIE & FITCH CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)


                                                                    Twenty-six Weeks Ended
                                                                 -----------------------------
                                                                 July 31,            August 1,
                                                                   1999                1998
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                   $  30,954           $  16,906

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                              14,073               9,952
         Non Cash Charge for Deferred Compensation                   3,544               6,573
         Changes in Assets and Liabilities:
             Inventories                                           (53,637)            (41,962)
             Accounts Payable and Accrued Expenses                  31,550              40,351
             Income Taxes                                          (37,510)            (13,130)
             Other Assets and Liabilities                           (1,543)               (310)
                                                                 ---------           ---------

NET CASH (USED FOR)/PROVIDED BY OPERATING ACTIVITIES               (12,569)             18,380
                                                                 ---------           ---------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                           (29,403)            (15,354)
                                                                 ---------           ---------

FINANCING ACTIVITIES:
    Issuance of Common Stock                                            --              25,875
    Settlement of Intercompany Balance                                  --              23,785
    Purchase of Treasury Stock                                     (17,139)                 --
    Stock Options and Other                                          3,103                 502
    Repayment of Long-Term Debt                                         --             (50,000)
                                                                 ---------           ---------

NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES               (14,036)                162
                                                                 ---------           ---------

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS                    (56,008)              3,188
    Cash and Equivalents, Beginning of Year                        163,564              42,667
                                                                 ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                              $ 107,556           $  45,855
                                                                 =========           =========





The accompanying notes are an integral part of these consolidated financial statements.

                             ABERCROMBIE & FITCH CO.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Abercrombie & Fitch Co. (the "Company") is a specialty retailer of high-quality, casual apparel for men and women with an active, youthful lifestyle.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of July 31, 1999 and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of July 31, 1999, and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

         Certain amounts have been reclassified to conform with current year presentation.

2.       TWO-FOR-ONE STOCK SPLIT

         The Board of Directors declared a two-for-one stock split on the Company's Class A Common Stock, payable June 15, 1999 to shareholders of record at the close of business on May 25, 1999. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

3.       EARNINGS PER SHARE

         Weighted Average Common Shares Outstanding (thousands):


                                                                              Thirteen Weeks Ended
                                                                          ---------------------------

                                                                          July 31,          August 1,
                                                                            1999              1998
                                                                          --------          ---------
         Common shares issued                                             103,300            103,300
         Treasury shares                                                     (118)               (30)
                                                                          -------            -------
         Basic shares                                                     103,182            103,270

         Dilutive effect of stock options and restricted shares             5,429              2,962
                                                                          -------            -------
         Diluted shares                                                   108,611            106,232
                                                                          =======            =======

                                                                             Twenty-six Weeks Ended
                                                                          ---------------------------

                                                                          July 31,          August 1,
                                                                            1999              1998
                                                                          --------          ---------
         Common shares issued                                             103,300            102,885
         Treasury shares                                                     (112)               (43)
                                                                          -------            -------
         Basic shares                                                     103,188            102,842

         Dilutive effect of stock options and restricted shares             5,453              2,750
                                                                          -------            -------
         Diluted shares                                                   108,641            105,592
                                                                          =======            =======

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

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                                                          July 31,         January 30,
                                                                            1999              1999
                                                                          --------         -----------
         Property and equipment, at cost                                  $177,335           $152,618
         Accumulated depreciation and amortization                         (72,049)           (63,060)
                                                                          --------           --------

         Property and equipment, net                                      $105,286           $ 89,558
                                                                          ========           ========

6.       INCOME TAXES

         For the current period, the provision for income taxes is based on the current estimate of the annual effective tax rate. During 1998, the Company was included in the consolidated federal and certain state income tax groups of The Limited, Inc. ("The Limited") for income tax purposes. Under this arrangement, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its federal taxable income at the estimated annual effective tax rate. Subsequent to the exchange offer (see Footnote 8), the Company began filing its tax returns on a separate basis and made tax payments directly to taxing authorities. Income taxes paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998 approximated $57.9 million and $24.4 million.

7.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at July 31, 1999 or August 1, 1998.

         On April 15, 1998, the Company repaid $50 million of long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations.

8.       RELATED PARTY TRANSACTIONS

         Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

         Prior to the completion of the exchange offer, cash activity was provided through The Limited's centralized cash management systems and was reflected in the Company's intercompany account. On May 19, 1998, all intercompany balances were settled.

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on the Company's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the twenty-six weeks ended July 31, 1999 were approximately $.7 million.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
The Board of Directors of
Abercrombie & Fitch Co.


We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. (the "Company") at July 31, 1999, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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


Columbus, Ohio
August 10, 1999

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1999, net sales increased 35% to $198.9 million from $147.1 million a year ago. Operating income improved to $29.6 million in the second quarter of 1999 from $17.1 million in the second quarter of 1998. Earnings per diluted share were $.17 in the second quarter of 1999 compared to $.10 a year ago. Year-to-date earnings per diluted share were $.28 in 1999 compared to $.16 in 1998.

During the second quarter of 1999, the Board of Directors declared a two-for-one stock split on the Company's Class A Common Stock, payable June 15, 1999 to shareholders of record at the close of business on May 25, 1999.

Financial Summary

The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:


                                                   THIRTEEN WEEKS ENDED                            TWENTY-SIX WEEKS ENDED
                                            ------------------------------------           ------------------------------------
                                            JULY 31,      AUGUST 1,                        JULY 31,      AUGUST 1,
                                             1999           1998          CHANGE            1999           1998          CHANGE
                                            ------         ------         ------           ------         ------         ------
Increase in comparable store sales            17%            45%                              19%            46%

Retail sales increase attributable            18%            25%                              19%            29%
   to new and remodeled stores

Retail sales per average gross               $105            $92            14%              $206           $176            17%
   square foot

Retail sales per average store               $952           $878             8%            $1,871         $1,688            11%
   (thousands)

Average store size at end of                9,024          9,404           (4%)
   quarter (gross square feet)

Gross square feet at end of                 1,877          1,608            17%
   quarter (thousands)

Number of stores:

Beginning of period                           200            158                              196            156
   Opened                                       8             14                               12             16
   Closed                                      --            (1)                               --            (1)
                                            -----          -----                           ------         ------

End of period                                 208            171                              208            171
                                            =====          =====                           ======         ======

Net Sales

Net sales for the second quarter of 1999 increased 35% to $198.9 million from $147.1 million in 1998. The increase was due to a comparable store sales increase of 17%, driven primarily by significantly higher transactions per store as compared to the second quarter of 1998, as well as the net addition of 37 stores. Comparable store sales increases were strong in both the men's and women's businesses with strong performances in knits, tees and shorts. The Company's catalogue and the A&F Quarterly, a catalogue/magazine, accounted for 2.4% of net sales in the second quarter of 1999 as compared to 1.8% last year.

Year-to-date net sales were $387.2 million, an increase of 38%, from $281.4 million for the same period in 1998. Sales growth resulted from a comparable store sales increase of 19% and the net addition of 37 new stores. Net retail sales per average gross square foot for the Company increased 17%, principally from an increase in the number of transactions per store. The Company's catalogue and the A&F Quarterly represented 2.4% of 1999 year-to-date net sales as compared to 1.9% last year.

Gross Income

Gross income, expressed as a percentage of net sales, increased to 40.6% for the second quarter of 1999 from 37.5% for the same period in 1998. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to fewer markdowns as the Company executed its planned markdown strategy, taking more markdowns in the first quarter this year which resulted in a lower markdown rate in the second quarter. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined due to leverage achieved from comparable store sales increases.

The 1999 year-to-date gross income, expressed as a percentage of net sales, increased to 39.4% from 37.1% for the comparable period in 1998. The increase was attributable to leverage in buying and occupancy costs, expressed as a percentage of net sales, associated with increased comparable store sales.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, were 25.7% in the second quarter of 1999 as compared to 25.9% for the same period in 1998. The improvement resulted primarily from the favorable leveraging of expenses due to higher sales volume. Included in the second quarter 1999 general, administrative and store operating expenses were costs associated with the completion of the Year 2000 initiative, the development of the abercrombie.com web site and the filming of a television commercial.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 26.9% and 27.4% for the year-to-date periods in 1999 and 1998, respectively. The improvement resulted from management's continued emphasis on expense control and the favorable leveraging of expenses over higher sales volume.

Operating Income

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 14.9% and 12.5%, in 1999, up from 11.6% and 9.8% for the comparable periods in 1998. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Income

Second quarter and year-to-date net interest income was $1.2 million and $3.1 million in 1999 and $570 thousand and $739 thousand in 1998. Net interest income in 1999 was primarily from short-term investments. Net interest income in 1998 was primarily from short-term investments offset by interest expense on the $50 million long-term debt that was repaid during the first quarter of 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities and the Company's $150 million credit agreement provide the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                           July 31,         January 30,
                                             1999              1999
                                           --------         -----------

         Working capital                   $ 92,245          $ 86,977
                                           ========          ========

         Capitalization:
             Shareholders' equity          $204,624          $186,105
                                           --------          --------

         Total capitalization              $204,624          $186,105
                                           ========          ========

Net cash used for operating activities totaled $12.6 million for the twenty-six weeks ended July 31, 1999 versus $18.4 million net cash provided by operating activities in the comparable period in 1998. Cash was used for higher tax payments and inventory purchases. Cash requirements for inventory increased over the period supporting the sales growth and addition of stores. Accounts payable and accrued expenses also increased supporting the growth in inventories and sales. Cash was provided primarily from the increase in net income. Cash requirements for income taxes increased due to tax payments made on higher earnings.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling seasons. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities in 1998 consisted primarily of the repayment of $50 million in long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A common stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred as of May 19, 1998.

Pursuant to the previously authorized stock repurchase program, the Company repurchased 403,500 shares of the Company's Class A Common Stock during the first half of 1999.

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores, totaled $29.4 million for the twenty-six weeks ended July 31, 1999 compared to $15.4 million for the comparable period of 1998.

The Company anticipates spending $85-$95 million in 1999 for capital expenditures, of which $45-$50 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of a new office and distribution center which is expected to be completed by mid-2001. The Company intends to add approximately 400,000 gross retail square feet in 1999, which will represent a 22% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 33 new Abercrombie & Fitch stores, 21 new "abercrombie" stores and the remodeling and/or expansion of 10 stores. Subsequent to the end of the quarter, the Company purchased land for the new office and distribution center for approximately $14.0 million.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1999 will approximate $700,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for "abercrombie" stores opened in 1999 will approximate $450,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

Information Systems and "Year 2000" Compliance:  Year 2000 Readiness Disclosure

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

In order to address the Year 2000 issue, the Company has developed a Year 2000 plan that focuses on three areas: IT systems, facilities and distribution equipment and vendor relations. The plan includes five stages, including (i) awareness, (ii) assessment, (iii) renovation, (iv) validation and (v) implementation. In addition to renovation of legacy systems, new financial software packages have been implemented.

Year 2000 remediation of existing systems and implementation of new systems, including validation and implementation, was completed during the second fiscal quarter. The Company used both internal and external resources to complete the Year 2000 initiatives.

The Company procures its merchandise and supplies from a vast network of vendors located both within and outside the United States. The Company has identified key vendors and suppliers and made inquiries to determine their Year 2000 compliance status. The Company is currently monitoring the responses from these vendors and suppliers and is obtaining appropriate assurances from these vendors regarding their Year 2000 compliance status.

The Company also utilizes various facilities, distribution equipment and transportation and logistic services from The Limited. The Company is monitoring The Limited's progress toward validation of the Year 2000 readiness of these services and development of appropriate contingency plans.

The Company believes that the most likely worst case scenario is that there will be some minor disruption of systems that will affect the supply and distribution channels on a short-term basis rather than impacting the Company in the long term. The Company is in the process of evaluating contingency plans, such as accelerating merchandise deliveries, and developing the actions that would need to be taken if critical systems or service providers were not Year 2000 compliant. Given the uncertainty as to the exact nature and extent of problems that may arise, the Company's contingency planning focuses on minimizing any significant disruptions by committing resources to respond to specific problems that may arise. At the present time, the Company is not aware of any Year 2000 issues that it expects might materially affect its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely or that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have a material adverse effect on the Company.

As of July 31, 1999, the Company had incurred substantially all expenses relating to the Year 2000 issue, consisting of internal staff costs as well as outside consulting and other expenditures. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications were approximately $4.0 million. Of the total, approximately $1.0 million were expenses associated with remediation and testing of existing systems. In 1998, a significant amount of total internal staff resources were directed towards Year 2000 projects. In 1999, internal resources and costs are not expected to change significantly but will be redirected from Year 2000 projects to other Company initiatives.

Relationship with The Limited

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's best estimates that may be updated as additional information becomes available. The Company's forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of a number of factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any of the forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in lawsuits arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 1999, the Sixth Circuit heard arguments from both sides, and the matter remains pending.

         On June 2, 1998, the Company filed suit against American Eagle Outfitters alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. On July 27, 1999 the Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 5.  OTHER INFORMATION

         The Company and its subsidiary Abercrombie & Fitch Stores, Inc. ("A&F Stores") entered into a First Amendment, dated as of July 30, 1999 (the "Amendment"), to the Credit Agreement, dated as of April 30, 1998 (as amended, the "Credit Agreement"), among the Company, A&F Stores, the Lenders party to the Credit Agreement and The Chase Manhattan Bank, as Administrative Agent. A copy of the Amendment is filed as an exhibit to this Form 10-Q.

         On July 30, 1999, the Company filed with the Delaware Secretary of State a Certificate of Decrease of Shares Designated as Class B Common Stock (the "Certificate of Decrease"). A copy of the Certificate of Decrease is filed as an exhibit to this Form 10-Q.

         During the second quarter of 1999, the Board of Directors declared a two-for-one stock split (the "Stock Split") on the Company's shares of Class A Common Stock, payable on June 15, 1999 to the shareholders of record at the close of business on May 25, 1999. In accordance with the Rights Agreement, dated as of July 16, 1998 and amended as of April 21, 1999, between the Company and First Chicago Trust Company of New York (the "Rights Agreement"), the number of Series A Participating Cumulative Preferred Stock Purchase Rights associated with each share of Class A Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered thereafter prior to the distribution date for the Rights, was proportionately adjusted from one Right to
         0.50 Right.

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

                3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999.

                3.4  Bylaws of the Company incorporated by reference to Exhibit
                     3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

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

                4.3 First Amendment, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.

                4.4 Rights Agreement dated as of July 16, 1998 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-A dated July 21, 1998.

                4.5 Amendment No. 1 to the Rights Agreement dated as of April 21, 1999 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to
                     Exhibit 2 to the Company's Amendment No. 1 to Form 8-A dated April 23, 1999.

                4.6 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999.

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


                                                     ABERCROMBIE & FITCH CO.
                                                        (Registrant)



                                                     By /S/ Seth R. Johnson
                                                        ------------------------
                                                        Seth R. Johnson,
                                                        Vice President and Chief
                                                        Financial Officer*


Date: September 13, 1999


------------------------

* Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX


Exhibit No.              Document
-----------              --------

   3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999.

   4.3 First Amendment, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.

   4.6 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

   27                    Financial Data Schedule.