Form 10-Q
period 1999-10-30
ABERCROMBIE & FITCH CO /DE/
filed 1999-12-14
CIK 1018840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12107

ABERCROMBIE & FITCH CO.

(Exact name of registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Four Limited Parkway East, Reynoldsburg, OH 43068

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (614) 577-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 1, 1999

$.01 Par Value	102,002,310 Shares

ABERCROMBIE & FITCH CO.

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income Thirteen and Thirty-nine Weeks Ended October 30, 1999 and October 31, 1998	3

Consolidated Balance Sheets October 30, 1999 and January 30, 1999	4

Consolidated Statements of Cash Flows Thirty-nine Weeks Ended October 30, 1999 and October 31, 1998	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Part II. Other Information

Item 1. Legal Proceedings	17

Item 6. Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 30,	October 31,	October 30,	October 31,
	1999	1998	1999	1998

NET SALES	$286,983	$229,869	$674,172	$511,226
Cost of Goods Sold, Occupancy and Buying Costs	165,097	140,425	399,661	317,377

GROSS INCOME	121,886	89,444	274,511	193,849
General, Administrative and Store Operating Expenses	58,663	48,661	162,752	125,629

OPERATING INCOME	63,223	40,783	111,759	68,220
Interest Income, Net	1,684	780	4,742	1,519

INCOME BEFORE INCOME TAXES	64,907	41,563	116,501	69,739
Provision for Income Taxes	25,960	16,620	46,600	27,890

NET INCOME	$38,947	$24,943	$69,901	$41,849

NET INCOME PER SHARE:
Basic	$0.38	$0.24	$0.68	$0.41

Diluted	$0.36	$0.24	$0.65	$0.40

WEIGHTED AVERAGE COMMON SHARES

OUTSTANDING:
Basic	102,917	103,018	103,098	102,900

Diluted	107,578	106,092	108,287	105,758

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	October 30,	January 30,
	1999	1999

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$95,862	$163,564
Marketable Securities	44,853	—
Accounts Receivable	4,017	4,101
Inventories	97,295	43,992
Store Supplies	7,439	5,887
Other	1,578	691

TOTAL CURRENT ASSETS	251,044	218,235
PROPERTY AND EQUIPMENT, NET	141,972	89,558
DEFERRED INCOME TAXES	10,737	10,737
OTHER ASSETS	523	631

TOTAL ASSETS	$404,276	$319,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$50,455	$24,759
Accrued Expenses	90,893	63,882
Income Taxes Payable	17,206	33,587

TOTAL CURRENT LIABILITIES	158,554	122,228
OTHER LONG-TERM LIABILITIES	14,536	10,828

SHAREHOLDERS’ EQUITY:
Common Stock	1,033	517
Paid-In Capital	137,955	144,142
Retained Earnings	113,032	43,131

	252,020	187,790
Less: Treasury Stock, at Average Cost	(20,834)	(1,685)

TOTAL SHAREHOLDERS’ EQUITY	231,186	186,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,276	$319,161

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended

	October 30,	October 31,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$69,901	$41,849

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	20,919	14,603
Non-Cash Charge for Deferred Compensation	4,791	8,905

Changes in Assets and Liabilities:
Inventories	(53,303)	(41,413)
Accounts Payable and Accrued Expenses	52,707	49,429
Income Taxes	(16,381)	(10,898)
Other Assets and Liabilities	(1,589)	1,367

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,045	63,842

CASH USED FOR INVESTING ACTIVITIES
Capital Expenditures	(72,935)	(20,993)
Purchase of Marketable Securities	(44,853)	—

NET CASH USED FOR INVESTING ACTIVITIES	(117,788)	(20,993)

FINANCING ACTIVITIES:
Issuance of Common Stock	—	25,875
Settlement of Balance with The Limited, Inc., Net	—	23,785
Stock Options and Other	2,925	792
Purchase of Treasury Stock	(29,884)	(11,240)
Repayment of Long-Term Debt	—	(50,000)

NET CASH USED FOR FINANCING ACTIVITIES	(26,959)	(10,788)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(67,702)	32,061
Cash and Equivalents, Beginning of Year	163,564	42,667

CASH AND EQUIVALENTS, END OF PERIOD	$95,862	$74,728

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Abercrombie & Fitch Co. (the “Company”) is a specialty retailer of high quality, casual apparel for men and women with an active, youthful lifestyle.

The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of October 30, 1999 and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of October 30, 1999, and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2. TWO-FOR-ONE STOCK SPLIT

The Board of Directors declared a two-for-one stock split on the Company’s Class A Common Stock, payable June 15, 1999 to shareholders of record at the close of business on May 25, 1999. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

3. MARKETABLE SECURITIES

All investments with maturities of greater than three months are accounted for under Financial Accounting Standards Board (FASB) Statement Number 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At October 30, 1999, the Company held investments in marketable securities which were classified as held to maturity based on the Company’s positive intent and ability to hold the securities to maturity. All securities held by the Company at October 30, 1999 mature within one year and are stated at amortized cost.

4. EARNINGS PER SHARE

Weighted Average Common Shares Outstanding (thousands):

	Thirteen Weeks Ended

	October 30,	October 31,
	1999	1998

Common shares issued	103,300	103,300

Treasury shares	(383)	(282)

Basic shares	102,917	103,018

Dilutive effect of stock options and restricted shares	4,661	3,074

Diluted shares	107,578	106,092

	Thirty-nine Weeks Ended

	October 30,	October 31,
	1999	1998

Common shares issued	103,300	103,022

Treasury shares	(202)	(122)

Basic shares	103,098	102,900

Dilutive effect of stock options and restricted shares	5,189	2,858

Diluted shares	108,287	105,758

The computation of earnings per diluted share excludes options to purchase 5.6 million shares of common stock that were outstanding at October 30, 1999, because the options’ exercise price was greater than the average market price of the common shares.

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (thousands):

	October 30,	January 30,
	1999	1999

Property and equipment, at cost	$214,548	$152,618

Accumulated depreciation and amortization	(72,576)	(63,060)

Property and equipment, net	$141,972	$89,558

7. INCOME TAXES

For the current year, the provision for income taxes is based on the current estimate of the annual effective tax rate. During 1998, the Company was included in the consolidated federal and certain state income tax groups of The Limited, Inc. (“The Limited”) for income tax purposes. Under this arrangement, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its federal taxable income at the estimated annual effective tax rate. Subsequent to the exchange offer (see footnote 9), the Company began filing its tax returns on a separate basis and made tax payments directly to taxing authorities. Income taxes paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $62.6 million and $41.1 million.

8. LONG-TERM DEBT

The Company entered into a $150 million syndicated unsecured credit agreement (the “Agreement”), on April 30, 1998 (the “Effective Date”). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent’s “Alternate Base Rate”, a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates and financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at October 30, 1999 or October 31, 1998.

On April 15, 1998, the Company repaid $50 million of long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A Common Stock to The Limited with the remaining balance paid with cash from operations.

9. RELATED PARTY TRANSACTIONS

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited’s cost in providing the relevant services plus 5% of such costs.

Prior to the completion of the exchange offer, cash activity was provided through The Limited’s centralized cash management systems and was reflected in the Company’s intercompany account. On May 19, 1998, all intercompany balances were settled.

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on the Company’s Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirty-nine weeks ended October 30, 1999 were approximately $1.2 million.

On November 17, 1999, the Company loaned $1.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a promissory note, which provides that such amount is due and payable May 31, 2000 together with interest at the rate of 6.5% per annum.

10. CONTINGENCIES

The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Abercrombie & Fitch Co.

We have reviewed the condensed consolidated balance sheet of Abercrombie & Fitch Co. (the “Company”) at October 30, 1999, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 17, 1999

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1999, net sales increased 25% to $287.0 million from $229.9 million a year ago. Operating income improved to $63.2 million in the third quarter of 1999 from $40.8 million in the third quarter of 1998. Earnings per diluted share were $.36 in the third quarter of 1999 compared to $.24 a year ago. Year-to-date earnings per diluted share were $.65 in 1999 compared to $.40 in 1998.

Financial Summary

The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 30, 1999 to the comparable 1998 periods:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended

	October 30,	October 31,		October 30,	October 31,
	1999	1998	Change	1999	1998	Change

Increase in comparable store sales	11%	35%		15%	41%

Retail sales increase attributable to new and remodeled stores	14%	20%		17%	24%

Retail sales per average gross square foot	$147	$139	6%	$352	$318	11%

Retail sales per average store (thousands)	$1,314	$1,301	1%	$3,169	$3,017	5%

Average store size at end of quarter (gross square feet)	8,875	9,260	(4%)

Gross square feet at end of quarter (thousands)	1,952	1,639	19%

Number of stores:

Beginning of period	208	171		196	156
Opened	12	6		24	23
Closed	—	—		—	(2)

End of period	220	177		220	177

Net Sales

Net sales for the third quarter of 1999 increased 25% to $287.0 million from $229.9 million in 1998. The increase was due to a comparable store sales increase of 11%, driven primarily by higher transactions per store as compared to the third quarter of 1998, and the net addition of 43 new stores. Comparable store sales increases were strong in both the men’s and kids’ businesses with strong performances in knits and bottoms. The Company’s catalogue, the A&F Quarterly (a catalogue/magazine) and the Company’s website accounted for 2.0% of net sales in the third quarter of 1999 as compared to 1.5% last year.

Year-to-date net sales were $674.2 million, an increase of 32%, from $511.2 million for the same period in 1998. Sales growth resulted from a comparable store sales increase of 15% and the net addition of 43 new stores. Net retail sales per average gross square foot for the Company increased 11%, principally from an increase in the number of transactions per store. The Company’s catalogue, A&F Quarterly and the Company’s website represented 2.2% of 1999 year-to-date net sales as compared to 1.7% last year.

Gross Income

Gross income, expressed as a percentage of net sales, increased to 42.5% for the third quarter of 1999 from 38.9% for the same period in 1998. The increase was attributable to improved merchandise margins (representing gross income before the deduction of buying and occupancy costs) resulting from slightly higher initial markups (IMU) and a lower markdown rate. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined due to leverage achieved from comparable store sales increases.

The 1999 year-to-date gross income, expressed as a percentage of net sales, increased to 40.7% from 37.9% for the comparable period in 1998. The increase was attributable to improved merchandise margins as well as leverage in buying and occupancy costs, expressed as a percentage of net sales, associated with increased comparable store sales.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, were 20.4% in the third quarter of 1999 as compared to 21.2% for the same period in 1998. The improvement resulted primarily from expense leverage associated with higher sales volume.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.1% and 24.6% for the year-to-date periods in 1999 and 1998, respectively. The improvement resulted from management’s continued emphasis on expense control and the favorable leveraging of expenses over higher sales volume.

Operating Income

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 22.0% and 16.6%, in 1999, up from 17.7% and 13.3% for the comparable periods in 1998. The improvement in operating income in these periods is a result of higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Expense

Third quarter and year-to-date 1999 net interest income was $1.7 million and $4.7 million as compared with $780 thousand and $1.5 million for the comparable periods last year. Net interest income in 1999 was primarily from short-term investments. Net interest income in 1998 was primarily from short-term investments offset by interest expense on the $50 million long-term debt that was repaid during the first quarter of 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities and the Company’s $150 million credit agreement provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and long-term ongoing capitalization follows (thousands):

	October 30,	January 30,
	1999	1999

Working capital	$92,490	$96,007

Capitalization:

Shareholders’ equity	$231,186	$186,105

Total capitalization	$231,186	$186,105

Net cash provided by operating activities totaled $77.0 million for the thirty-nine weeks ended October 30, 1999 versus $63.8 million in the comparable period in 1998. The improvement in cash provided by operating activities was largely due to increases in net income and accounts payable and accrued expenses, supporting the growth in inventories and sales. Cash requirements for inventory increased over the period, supporting the sales growth and additional stores. Cash was also used for income tax payments on higher earnings.

Abercrombie & Fitch’s operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were for capital expenditures, which are primarily for new and remodeled stores and the purchase of short-term marketable securities.

Financing activities in 1999 consisted of the repurchase of 743.5 thousand shares of the Company’s Class A Common Stock pursuant to the previously authorized stock repurchase program.

Financing activities in 1998 consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 600,000 shares of Class A Common Stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred as of May 19, 1998.

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores, totaled $72.9 million for the thirty-nine weeks ended October 30, 1999 compared to $21.0 million for the comparable period in 1998.

The Company anticipates spending $95-$100 million in 1999 for capital expenditures, of which $54-$59 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of a new office and distribution center which is expected to be completed by mid-2001. During the third quarter of 1999, the Company purchased land for the new office and distribution center for approximately $14.0 million. The Company intends to add approximately 400,000 gross square feet in 1999, which will represent a 22% increase over year-end 1998. It is anticipated that the increase will result from the addition of 32 new Abercrombie & Fitch stores, 22 new “abercrombie” stores and the remodeling and/or expansion of 10 stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 1999 will approximate $650,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for “abercrombie” stores opened in 1999 will approximate $400,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

Information Systems and “Year 2000” Compliance: Year 2000 Readiness Disclosure

Potential Year 2000 issues will arise primarily from computer programs which only have a two-digit date field, rather than four, to define the applicable year of business transactions. Because such computer programs will be unable to properly interpret dates beyond the year 1999, a systems failure or other computer errors may ensue. The Company relies on computer-based technology and utilizes a variety of proprietary and third party hardware and software. The Company’s critical information technology (IT) functions include point-of-sale equipment, merchandise and non-merchandise procurement and business and accounting management.

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

The Company procures its merchandise and supplies from a vast network of vendors located both within and outside the United States. The Company has identified key vendors and suppliers and made inquiries to determine their Year 2000 compliance status. The Company has obtained appropriate assurances from these vendors regarding their Year 2000 compliance status, but will continue to monitor these vendors and suppliers for Year 2000 compliance.

The Company also utilizes various facilities, distribution equipment and transportation and logistic services from The Limited. The Company has obtained assurances from The Limited regarding its Year 2000 compliance and will continue to monitor its progress toward validation of the Year 2000 readiness of these services and development of appropriate contingency plans.

The Company believes that the most likely worst case scenario is that there will be some minor disruption of systems that will affect the supply and distribution channels on a short-term basis rather than impacting the Company in the long term. The Company has developed contingency plans, such as accelerating merchandise deliveries, and prescribed the actions that would need to be taken if critical systems or service providers were not Year 2000 compliant. Given the uncertainty as to the exact nature and extent of problems that may arise, the Company’s contingency planning focuses on minimizing any significant disruptions by committing resources to respond to specific problems that may arise. At the present time, the Company is not aware of any Year 2000 issues that it expects might materially affect its products, services, competitive position or financial performance. However, despite the Company’s significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the Company’s control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company’s systems rely or that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have a material adverse effect on the Company.

At July 31, 1999, the Company had incurred substantially all expenses relating to the Year 2000 issue, consisting of internal staff costs as well as outside consulting and other expenditures. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications were approximately $4.0 million. Of the total, approximately $1.0 million were expenses associated with remediation and testing of existing systems. In 1999 and 1998, a significant amount of total internal staff resources were directed towards Year 2000 projects. Subsequent to the completion of Year 2000 remediation of existing systems and implementation of new systems, internal resources and costs have not changed significantly but have been redirected from Year 2000 projects to other Company initiatives.

Relationship with The Limited

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited’s cost in providing the relevant services plus 5% of such costs.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The Company’s forward-looking statements related to its Year 2000 effort are based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company’s business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of a number of factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any of the forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company by the American Textile Manufacturers Institute (“ATMI”), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”). On September 14, 1999, the Sixth Circuit affirmed the order of dismissal. ATMI's petition for rehearing and suggestion for rehearing en banc were denied on November 2, 1999.

On June 2, 1998, the Company filed suit against American Eagle Outfitters alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company’s merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle’s practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. On July 27, 1999 the Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999 the Company filed an appeal in the United States Court of Appeals for the Sixth Circuit regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal is pending.

As of December 8, 1999, the Company is aware of 17 actions that have been filed against the Company and certain of its officers and directors, on behalf of a purported, but as yet uncertified class of shareholders who purchased the Company’s Class A Common Stock between October 8, 1999 and October 13, 1999. These 17 actions have been filed in the United States District Courts for the Southern District of New York, Southern District of Ohio, Eastern Division, and Southern District of California alleging violations of the federal securities laws and seeking unspecified damages.

The Company believes that the actions against it are without merit and intends to defend vigorously against them. However, the Company does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolutions of these proceedings is also uncertain.

In addition, the United States Securities and Exchange Commission has commenced a formal investigation regarding trading in the securities of the Company and the disclosure of sales forecasts in October 1999, and the Ohio Division of Securities has requested information from the Company regarding these same matters. These investigations are ongoing. The Company is cooperating in these investigations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.		Articles of Incorporation and Bylaws

	3.1	Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

	3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of the Company as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

	3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

	3.4	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

4.		Instruments Defining the Rights of Security Holders

	4.1	Specimen Certificate of Class A Common Stock of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-8231) (the “Form S-1”).

	4.2	Credit Agreement dated as of April 30, 1998 among Abercrombie & Fitch Stores, Inc., as Borrower, the Company, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 30, 1998.

	4.3	First Amendment, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the Lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on form 10-Q for the quarter ended July 31, 1999.

	4.4	Rights Agreement dated as of July 16, 1998 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-A dated July 21, 1998.

	4.5	Amendment No. 1 to the Rights Agreement dated as of April 21, 1999 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York,

incorporated by reference to Exhibit 2 to the Company’s Amendment No. 1 to Form 8-A dated April 23, 1999.

	4.6	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on form 10-Q for the quarter ended July 31, 1999.

10.		Material Contracts

	10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

	10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, as amended through July 23, 1999.

	10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated by reference to Exhibit B to the Company’s Proxy Statement dated May 29, 1998.

	10.4	Employment Agreement by and between the Company and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

	10.5	Amended and Restated Employment Agreement by and between the Company and Michele Donnan-Martin, executed by the Company on November 18, 1999 and by Ms. Donnan-Martin on October 11, 1999.

	10.6	Employment Agreement by and between the Company and Seth R. Johnson dated December 5, 1997, incorporated by reference to Exhibit 10.10 to the Form S-4.

	10.7	Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

	10.8	Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

	10.9	Shared Facilities Agreement dated September 27, 1996 by and between the Company and The Limited, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

	10.10	Sublease Agreement by and between Victoria’s Secret Stores, Inc. and the Company, dated June 1, 1995 (the “Sublease Agreement”), incorporated by reference to Exhibit 10.3 to the Form S-1.

	10.11	Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

	10.12	Amended and Restated Employment Agreement by and between the Company and Charles W. Martin, executed by the Company on November 18, 1999 and Mr. Martin on October 11, 1999.

	10.13	Description of Arrangement between Diane Chang and the Company, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

	10.14	Abercrombie & Fitch, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

	10.15	Promissory Note, dated November 17, 1999, issued by Michael S. Jeffries to the Company.

15.		Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.		Financial Data Schedule.

(b) Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO. (Registrant)

By /S/ Seth R. Johnson

Seth R. Johnson, Vice President and Chief Financial Officer*

Date: December 14, 1999

•	Mr. Johnson is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

EXHIBIT INDEX

Exhibit No.	Document

10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan, as amended through July 23, 1999.

10.5	Amended and Restated Employment Agreement by and between the Company and Michele Donnan-Martin, executed by the Company on November 18, 1999 and by Ms. Donnan-Martin on October 11, 1999.

10.12	Amended and Restated Employment Agreement by and between the Company and Charles W. Martin, executed by the Company on November 18, 1999 and by Mr. Martin on October 11, 1999.

10.15	Promissory Note, dated November 17, 1999, issued by Michael S. Jeffries to the Company.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27	Financial Data Schedule.