Form 10-K
period 2000-01-29
ABERCROMBIE & FITCH CO /DE/
filed 2000-04-27
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ___________

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2000
                          ----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ____________  to ____________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      31-1469076
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Four Limited Parkway East, Reynoldsburg, OH                     43068
---------------------------------------------          ---------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (614) 577-6500

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                 Name of each exchange on which registered
 -------------------                                 -----------------------------------------
 Class A Common Stock, $.01 Par Value                New York Stock Exchange, Inc.
 Series A Participating Cumulative Preferred
  Stock Purchase Rights                              New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days. Yes X    No
                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

Aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant as of March 31, 2000: $1,615,983,753.
                                                       ----------------

Number of shares outstanding of the registrant's common stock as of March 31, 2000: 102,029,782 shares of Class A Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.       BUSINESS.

General.

Abercrombie & Fitch Co., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of men's, women's and kids' casual apparel. The Company's retail activities are conducted under the Abercrombie & Fitch and abercrombie trade names through retail stores, a catalogue, a magazine/catalogue and a website, all bearing some form of the Company name. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics.

Description of Operations.

GENERAL.

The Company was incorporated on June 26, 1996, and on July 15, 1996 acquired the stock of Abercrombie & Fitch Holdings Corporation, the parent company of the Abercrombie & Fitch business and A&F Trademark, Inc., in exchange for 43 million shares of Class B Common Stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 16.1 million shares of the Company's Class A Common Stock was consummated on October 1, 1996 and, as a result, approximately 84.2% of the outstanding common stock of the Company was owned by The Limited.

On February 17, 1998, a registration statement was filed with the Securities and Exchange Commission in connection with a plan to establish the Company as a fully independent company via a tax-free exchange offer (the "Exchange Offer") pursuant to which The Limited stockholders were given an opportunity to exchange shares of The Limited for shares of the Company. The Exchange Offer was completed on May 19, 1998 and The Limited subsequently effected a pro rata spin-off of all of its remaining shares of the Company. Subsequent to the Exchange Offer, the Company and The Limited entered into service agreements which addressed among other things, tax, information technology, store design and construction, use of distribution and home office space and transportation and logistic services. These agreements had terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those service agreements which expired in May 1999. The service agreements that remain in effect through May 2001 provide for the continued use of its distribution and home office space and transportation and logistics services.

At the end of fiscal year 1999 the Company operated 250 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:


          Fiscal        Beginning
           Year          of Year       Opened   Closed      End of Year
           ----          -------       ------   ------      -----------

           1995            67           33                       100
           1996           100           29        (2)            127
           1997           127           30        (1)            156
           1998           156           41        (1)            196
           1999           196           54                       250

During fiscal year 1999, the Company purchased merchandise from approximately 100 suppliers and factories located throughout the world. The Company sourced approximately 11% of its apparel merchandise through Wooliston Garment, Inc. In addition to purchases from Wooliston, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. Excluding purchases from Wooliston, no more than 5% of goods purchased originated from any single manufacturer.

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

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 1999, the highest inventory level approximated $117.2 million at the November 1999 month-end and the lowest inventory level approximated $54.2 million at the February 1999 month-end.

Merchandise sales are paid for by cash, personal check, gift certificate redemption or credit cards issued by third parties, including a private label credit card. The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company, including its respective target markets.

The Company is a specialty retailer of quality, casual, classic American sportswear, targeted to men and women approximately 15-50 years of age and kids approximately 7-14 years of age. The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear who placed a premium on complete customer satisfaction with each item sold. The Company was acquired by The Limited in 1988 and in 1992 Abercrombie & Fitch was repositioned as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In re-establishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

COMPETITION.

The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, selection and quality are the principal competitive factors in retail store sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On January 29, 2000, the Company employed approximately 11,300 associates (none of whom were parties to a collective bargaining agreement), 9,600 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.  PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in Reynoldsburg, Ohio and are owned by The Limited and leased by the Company under leases expiring in 2001. The Company's new headquarters and support functions are currently under construction and expected to be completed in early 2001.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2000 and 2015.

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

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 1999, the Sixth Circuit heard arguments and, on September 14, 1999, the Sixth Circuit affirmed the judgment in favor of the Company. The United States Supreme Court denied ATMI's petition for a writ of certiorari on April 3, 2000.

A motion, which remains pending, was filed on April 4, 2000, in existing litigation in the United States District Court for the District of Hawaii, to add the Company as a defendant. The proposed amended complaint relates to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company). The proposed amended complaint, which is on behalf of a class of unnamed garment workers, alleges violations of federal statutes, the United States Constitution, and international law, and seeks an injunction, unspecified monetary damages, and other relief.

On June 2, 1998, the Company filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. The Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999 the Company filed an appeal in the United States Court of Appeals for the Sixth Circuit regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal is pending.

As of March 27, 2000, the Company is aware of 20 actions that have been filed against the Company and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased the Company's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York, Southern District of Ohio, Eastern Division, and Southern District of California alleging violations of the federal securities laws and seeking unspecified damages. A motion is pending before the Judicial Panel on Multidistrict Litigation to transfer all of these actions to the Southern District of New York for consolidated pre-trial proceedings. The Company has joined in this motion.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of March 31, 2000.

Michael S. Jeffries, 55, has been Chairman of the Board and Chief Executive Officer since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer. Mr. Jeffries has also been a director of the Company since 1996.

Seth R. Johnson, 46, has been Executive Vice President-Chief Operating Officer since February 2000. Prior thereto, Mr. Johnson had been Vice President-Chief Financial Officer since 1992. Mr. Johnson has been a director of the Company since 1998.

Diane Chang, 44, has been Senior Vice President-Sourcing since February 2000. Prior thereto, she held the position of Vice President-Sourcing from May 1998 to February 2000 and for six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President - Manufacturing at J. Crew, Inc.

Raymond Attanasio, 48, has been Senior Vice President-Human Resources since February 2000. Prior thereto, Mr. Attanasio was Vice President-Human Resources from August 1998 to February 2000 and Vice President-General Merchandising Manager-Men's at J. Crew, Inc. from May 1991 to June 1998.

Leslee K. O'Neill, 39, has been Senior Vice President-Planning & Allocation since February 2000. Prior thereto, Ms. O'Neill held the position of Vice President-Planning & Allocation from February 1994 to February 2000.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following is a summary of the Company's sales price as reported on the New York Stock Exchange ("ANF") for the 1999 and 1998 fiscal years:

                                              Sales Price
                                 -----------------------------------------
                                     High                     Low
                                 -----------------    --------------------
        1999 Fiscal Year
        ----------------------
        4th Quarter                  $32 9/16                $19 9/16
        3rd Quarter                  $43 1/4                 $21
        2nd Quarter                  $49 11/16               $36 1/2
        1st Quarter                  $50 3/4                 $35 1/4

        1998 Fiscal Year
        ----------------------
        4th Quarter                  $38 9/16                $20 3/16
        3rd Quarter                  $27 3/4                 $14 3/4
        2nd Quarter                  $25                     $19 11/16
        1st Quarter                  $23 3/4                 $15 5/32

Per share amounts reflect the two-for-one stock split on the Company's Class A Common Stock, paid on June 15, 1999 to shareholders of record at the close of business on May 25, 1999.

The Company has not paid dividends on its shares of Class A Common Stock in the past and does not presently plan to pay dividends on the shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of the Company's business. The payment of any future dividends on shares will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

On January 29, 2000, there were approximately 7,000 shareholders of record. However, when including active associates who participate in the Company's stock purchase plan, associates who own shares through Company sponsored retirement plans and others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 80,000.

ITEM 6.  SELECTED FINANCIAL DATA.

                             ABERCROMBIE & FITCH CO.

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)


FISCAL YEAR                                   1999        1998        1997       1996      1995*       1994       1993
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                   $1,042,056    $815,804   $521,617   $335,372   $235,659   $165,463   $110,952
--------------------------------------------------------------------------------------------------------------------------
Gross Income                                  $465,583    $343,951   $201,080   $123,766    $79,794    $56,820    $30,562
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                       $242,064    $166,958    $84,125    $45,993    $23,798    $13,751   $(4,064)
--------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) as a
   Percentage of Sales                           23.2%       20.5%      16.1%      13.7%      10.1%       8.3%     (3.7%)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             $149,604    $102,062    $48,322    $24,674    $14,298     $8,251   $(2,464)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) as a
   Percentage of Sales                           14.4%       12.5%       9.3%       7.4%       6.1%       5.0%     (2.2%)
--------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (1)
Net Income (Loss) Per Basic Share                $1.45        $.99       $.47       $.27       $.17       $.10     $(.03)
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Diluted Share              $1.39        $.96       $.47       $.27       $.17       $.10     $(.03)
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
   Outstanding                                 107,641     106,202    102,956     91,520     86,000     86,000     86,000
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                                  $458,166    $319,161   $183,238   $105,761    $87,693    $58,018    $48,882
--------------------------------------------------------------------------------------------------------------------------
Return on Average Assets                            38%         41%        33%        26%        20%        15%       (4%)
--------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                           $83,824     $41,876    $29,486    $24,323    $24,526    $12,603     $4,694
--------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                       -           -    $50,000    $50,000          -          -          -
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)                $311,094    $186,105    $58,775    $11,238  $(22,622)  $(37,070)  $(45,341)
--------------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase                     10%         35%        21%        13%         5%        15%         6%
--------------------------------------------------------------------------------------------------------------------------
Retail Sales Per Average Gross Square
   Foot                                           $512        $483       $376       $306       $290       $284       $243
--------------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                        250         196        156        127        100         67         49

--------------------------------------------------------------------------------------------------------------------------
Gross Square Feet                            2,174,000   1,791,000  1,522,000  1,229,000    962,000    665,000    499,000

--------------------------------------------------------------------------------------------------------------------------
Number of Associates                            11,300       9,500      6,700      4,900      3,000      2,300      1,300
--------------------------------------------------------------------------------------------------------------------------
*Fifty-three week fiscal year.


(1)      Per share amounts reflect the two-for-one stock split on the Company's
         Class A Common Stock, paid on June 15, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the fourth quarter were $367.9 million, an increase of 21% from $304.6 million for the fourth quarter a year ago. Operating income was $125.3 million, up 27% compared to $98.7 million last year. Net income per diluted share was $.73, up 30% from $.56 last year.

Net sales for the fiscal year ended January 29, 2000, increased 28% to $1.04 billion from $815.8 million last year. Operating income for the year increased 45% to $242.1 million from $167.0 million in 1998. Net income per diluted share was $1.39 compared to $.96 a year ago, an increase of 45%.

FINANCIAL SUMMARY

The following summarized financial data compares the 1999 fiscal year to the comparable periods for 1998 and 1997:


                                                                                                     % Change
                                                                                          --------------------------------
                                              1999             1998            1997         1999-1998       1998-1997
                                         ---------------- --------------- ------------------------------------------------
Net sales (millions)                         $1,042.1          $815.8           $521.6            28%           56%
Increase in comparable
     store sales                                   10%             35%              21%
Retail sales increase attributable
    to new and remodeled stores,
    magazine, catalogue and website                18%             21%              34%
Retail sales per average gross
    square foot                                  $512            $483             $376             6%           28%
Retail sales per average store
     (thousands)                               $4,550          $4,551           $3,653              -           25%
Average store size at year-end
    (gross square feet)                         8,695           9,140            9,755           (5%)          (6%)
Gross square feet at year-end
    (thousands)                                 2,174           1,791            1,522            21%           18%

Number of Stores:
   Beginning of year                              196             156              127
     Opened                                        54              41               30
     Closed                                         -              (1)              (1)
                                         ---------------- --------------- ----------------
   End of year                                    250             196              156
                                         ================ =============== ================

NET SALES

Net sales for the fourth quarter of 1999 increased 21% to $367.9 million from $304.6 million in 1998. The increase was primarily due to the addition of new stores and a comparable store sales increase of 3%. Comparable store increases were driven by men's pants and knits while the women's knit business was very strong. The Company's catalogue, the A&F Quarterly, a catalogue/magazine, and the Company's website accounted for 3.4% of net sales in the fourth quarter of 1999 as compared to 2.0% last year.

Fourth quarter 1998 net sales as compared to net sales for the fourth quarter 1997 increased 44% to $304.6 million, due to a 26% increase in comparable store sales and sales attributable to new and remodeled stores. Comparable store sales increases were strong in both the men's and women's businesses and across all geographic regions of the country. The A&F Quarterly accounted for 2.0% of net sales in the fourth quarter of 1998 as compared to 1.7% in 1997.

Net sales for 1999 increased 28% to $1.04 billion from $815.8 million a year ago. Sales growth resulted from a comparable store sales increase of 10% and the addition of 54 new stores. Comparable store sales increases were driven by both men's and women's knits and pants. Net retail sales per gross square foot for the Company increased 6%, principally from an increase in the number of transactions per store. The Company's catalogue, the A&F Quarterly and the Company's website represented 2.6% of 1999 net sales compared to 1.8% last year.

Net sales for 1998 increased 56% to $815.8 million over the same period in 1997. The sales increase was attributable to the net addition of 40 stores and a 35% comparable store sales increase. Comparable store sales increases were equally strong in both men's and women's businesses and their performance strength was broadly based across all major merchandise categories. Net retail sales per gross square foot for the Company increased 28%, driven principally by an increase in the number of transactions per store.

GROSS INCOME

Gross income, expressed as a percentage of net sales, increased to 51.9% for the fourth quarter of 1999 from 49.3% for the same period in 1998. The increase was attributable to higher merchandise margins (representing gross income before the deduction of buying and occupancy costs), resulting from higher initial markups
(IMU), and improved control of store inventory shrinkage and merchandise freight costs. The Company also achieved some leverage in buying and occupancy costs, expressed as a percentage of net sales.

For the fourth quarter of 1998, gross income, expressed as a percentage of net sales, increased to 49.3% from 45.4% for the same period in 1997. The increase was attributable to significant leverage in buying and occupancy costs, expressed as a percentage of net sales associated with increased comparable store sales. Merchandise margins improved primarily due to a lower markdown rate as the Company efficiently managed inventories.

For the year, the gross income rate increased to 44.7% in 1999 from 42.2% in 1998. Merchandise margins, expressed as a percentage of net sales, increased due to slightly higher IMU across most merchandise categories. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined slightly due to leverage achieved from comparable store sales increases. The Company also improved the gross income rate through reduced freight costs and enhanced store inventory control procedures which reduced shrink cost.

In 1998, the gross income rate increased to 42.2% from 38.5% in 1997. The improvement was the result of higher merchandise margins, expressed as a percentage of net sales due to higher IMU across most major merchandise categories and a lower markdown rate. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined due to leverage achieved from comparable store sales increases.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 17.9% in the fourth quarter of 1999 and 16.9% in the comparable period in 1998. The increase in the rate was primarily due to a change in the accounting for gift certificates. Excluding the impact of the accounting change, the rate would have improved compared to last year primarily due to lower compensation expenses related to management bonuses and restricted stock grants awarded to key executives of the Company. Additionally, the Company did not incur expenses related to service agreements with The Limited, Inc. that expired prior to the fourth quarter of 1999 and emphasized tighter expense control in travel, relocation and legal expenses.

General, administrative and store operating expenses for the year, expressed as a percentage of net sales, were 21.4%, 21.7% and 22.4% in 1999, 1998 and 1997. The improvement during the three-year period resulted from management's continued emphasis on expense control and favorable leveraging of expenses due to higher sales volume. The 1998 improvement was offset by compensation expense associated with restricted stock grants of approximately $11.5 million.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 34.1%, 32.4% and 27.9% for the fourth quarter of 1999, 1998 and 1997 and 23.2%, 20.5% and 16.1%
for fiscal years 1999, 1998 and 1997. The improvement was the result of higher gross income coupled with lower general, administrative and store operating expenses, expressed as a percentage of net sales. Sales volume and gross income have increased at a faster rate than general, administrative and store operating expenses as the Company continues to emphasize cost controls.

INTEREST INCOME/EXPENSE

Net interest income was $2.5 million in the fourth quarter of 1999 and $7.3 million for all of 1999 compared with net interest income of $1.6 million and $3.1 million for the corresponding periods last year. Net interest income in 1999 and 1998 was primarily from short-term investments. Net interest expense in 1997 included $975 thousand per quarter associated with $50 million of long-term debt that was repaid during the first quarter of 1998, offset by interest income on short-term investments.

FINANCIAL CONDITION

The Company's continuing growth in operating income provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities provides the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                       1999               1998              1997
                                                              -----------------   ---------------- -----------------
Working capital                                                       $162,351            $95,890           $42,000
                                                              =================   ================ =================

Capitalization
     Long-term debt                                                          -                  -           $50,000
     Shareholders' equity                                             $311,094           $186,105            58,775
                                                              -----------------   ---------------- -----------------
Total Capitalization                                                  $311,094           $186,105          $108,775
                                                              =================   ================ =================

The Company considers the following to be measures of liquidity and capital resources:

                                                                    1999               1998              1997
                                                              -----------------   ---------------- -----------------
Current ratio (current assets divided by current
     liabilities)                                                  2.18               1.78              1.63
Debt-to-capitalization ratio (long-term debt
     divided by total capitalization)                               n/a                n/a               46%
Cash flow to capital investment (net cash
     provided by operating activities divided
     by capital expenditures)                                      183%               413%              340%

n/a = not applicable

Net cash provided by operating activities totaled $153.8 million, $173.1 million and $100.2 million for 1999, 1998 and 1997.

In 1999, net cash provided by operating activities was largely due to current year net income. Cash requirements for inventory increased $31.3 million during 1999. The increase in inventory was necessary to support the growth in sales as well as increased investment in non-seasonal "locker stock" items (primarily tee shirts). The inventory increase also reflects the early delivery of a portion of Spring receipts to reduce the potential risk related to Year 2000 issues. Accounts payable and accrued expenses increased primarily due to the increase in the liability for the estimated costs to complete the construction of new stores and the change in the accounting for gift certificates (as described in Note 14 to the Consolidated Financial Statements).

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas holiday selling seasons. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Investing activities were for capital expenditures, which are primarily for new and remodeled stores, and for purchases of short-term marketable securities.

Financing activities in 1999 consisted of the repurchase of 1.5 million shares of the Company's Class A Common Stock pursuant to a previously authorized stock repurchase program.

On February 14, 2000, the Board of Directors authorized the repurchase of up to
6.0 million shares of the Company's Class A Common Stock for general corporate purposes.

In 1998, financing activities consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 1.2 million shares of Class A Common Stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred on May 19, 1998. During 1998, the Company also repurchased 490 thousand shares of Class A Common Stock.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, amounted to $83.8 million, $41.9 million and $29.5 million for 1999, 1998 and 1997.

During the year, the Company opened 32 Abercrombie & Fitch stores and 22 abercrombie stores.

The Company anticipates spending $150 to $160 million in 2000 for capital expenditures, of which $60 to $70 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of a new office and distribution center which is expected to be completed in early 2001. During 1999, the Company spent approximately $27 million on the new home office and distribution center. The Company intends to add approximately 560,000 gross square feet in 2000, which will represent a 26% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 45 new Abercrombie & Fitch stores, 40 abercrombie stores and the remodeling and/or expansion of four stores. Additionally, the Company plans to open five new concept stores in 2000.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 2000 will approximate $650,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The average size of the abercrombie stores is approximately 4,400 gross square feet and the average cost for leasehold improvements and furniture and fixtures will be approximately $450,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

The Year 2000 issue arose primarily from computer programs which only have a two-digit date field, rather than four, to define the applicable year of business transactions. Because such computer programs are unable to properly interpret dates beyond the year 1999, a systems failure or other computer errors could have ensued. The Company relies on computer-based technology and utilizes a variety of proprietary and third party hardware and software. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise and non-merchandise procurement and business and accounting management. The Company also procures its merchandise, supplies and certain services from a vast network of vendors located both within and outside the United States.

At the present time, the Company has not experienced, nor is it aware of any Year 2000 issues that might materially affect its products, services, competitive position or financial performance. At July 31, 1999, the Company had incurred substantially all expenses relating to the Year 2000 issue, consisting of internal staff costs as well as outside consulting and other expenditures. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications were approximately $4.0 million. Of the total, approximately $1.0 million were expenses associated with remediation and testing of existing systems. In 1999 and 1998, a significant amount of total internal staff resources were directed toward Year 2000 projects. Subsequent to the completion of Year 2000 remediation of existing systems and implementation of new systems, internal resources and costs have not changed significantly but have been redirected from Year 2000 projects to other Company initiatives.

RELATIONSHIP WITH THE LIMITED

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the Exchange Offer (see Note 1 to the Consolidated Financial Statements), the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services provided by The Limited which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to the costs and expenses incurred by The Limited plus five percent of such amounts.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             ABERCROMBIE & FITCH CO.

                        CONSOLIDATED STATEMENTS OF INCOME


(THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  1999               1998                 1997
                                                               -----------       -----------       -----------
NET SALES                                                      $ 1,042,056       $   815,804       $   521,617

     Costs of Goods Sold, Occupancy and Buying Costs               576,473           471,853           320,537
                                                               -----------       -----------       -----------

GROSS INCOME                                                       465,583           343,951           201,080

     General, Administrative and Store Operating Expenses          223,519           176,993           116,955
                                                               -----------       -----------       -----------

OPERATING INCOME                                                   242,064           166,958            84,125

     Interest (Income)/Expense, Net                                 (7,270)           (3,144)            3,583
                                                               -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                         249,334           170,102            80,542

     Provision for Income Taxes                                     99,730            68,040            32,220
                                                               -----------       -----------       -----------

NET INCOME                                                     $   149,604       $   102,062       $    48,322
                                                               ===========       ===========       ===========

NET INCOME PER SHARE:
     BASIC                                                     $      1.45       $       .99       $       .47
                                                               ===========       ===========       ===========

     DILUTED                                                   $      1.39       $       .96       $       .47
                                                               ===========       ===========       ===========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                           CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                     January 29,      January 30,
                                                        2000             1999
                                                     ---------        ---------
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                               $ 147,908        $ 163,564
  Marketable Securities                                 45,601               --
  Accounts Receivable                                   11,447            4,101
  Inventories                                           75,262           43,992
  Other                                                 19,999            6,578
                                                     ---------        ---------
TOTAL CURRENT ASSETS                                   300,217          218,235

PROPERTY AND EQUIPMENT, NET                            146,403           89,558

DEFERRED INCOME TAXES                                   11,060           10,854

OTHER ASSETS                                               486              631
                                                     ---------        ---------

TOTAL ASSETS                                         $ 458,166        $ 319,278
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                   $  18,714        $  24,759
  Accrued Expenses                                      85,373           63,882
  Income Taxes Payable                                  33,779           33,704
                                                     ---------        ---------
TOTAL CURRENT LIABILITIES                              137,866          122,345

OTHER LONG-TERM LIABILITIES                              9,206           10,828

SHAREHOLDERS' EQUITY:
  Common Stock                                           1,033            1,033
  Paid-In Capital                                      147,305          143,626
  Retained Earnings                                    192,735           43,131
                                                     ---------        ---------
                                                       341,073          187,790
   Less:  Treasury Stock, at Average Cost              (29,979)          (1,685)
                                                     ---------        ---------

TOTAL SHAREHOLDERS' EQUITY                             311,094          186,105
                                                     ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 458,166        $ 319,278
                                                     =========        =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (Thousands)

                                           Common Stock
                                     -------------------------
                                                                                                   Treasury
                                                                                    Retained       Stock, at           Total
                                        Shares          Par          Paid-In        Earnings        Average        Shareholders'
                                    Outstanding        Value         Capital        (Deficit)         Cost            Equity
                                     ---------       ---------      ---------       ---------       ---------       ---------
Balance, February 1, 1997              102,100       $   1,022      $ 117,469       $(107,253)             --       $  11,238
Purchase of Treasury Stock                (100)             --             --              --       $    (929)           (929)
Net Income                                  --              --             --          48,322              --          48,322
Stock Options, Restricted Stock
   and Other                                18              --             (8)             --             152             144
                                     ---------       ---------      ---------       ---------       ---------       ---------

Balance, January 31, 1998              102,018       $   1,022      $ 117,461       $ (58,931)      $    (777)      $  58,775
Purchase of Treasury Stock                (490)             --             --              --         (11,240)        (11,240)
Net Income                                  --              --             --         102,062              --         102,062
Issuance of Common Stock                 1,200              11         25,870              --              --          25,881
Stock Options, Restricted Stock
     and Other                              86              --            295              --          10,332          10,627
                                     ---------       ---------      ---------       ---------       ---------       ---------

Balance, January 30, 1999              102,814       $   1,033      $ 143,626       $  43,131       $  (1,685)      $ 186,105
Purchase of Treasury Stock              (1,510)             --             --              --         (50,856)        (50,856)
Net Income                                  --              --             --         149,604              --         149,604
Stock Options, Restricted Stock
     and Other                             700              --          3,679              --          22,562          26,241
                                     ---------       ---------      ---------       ---------       ---------       ---------

Balance, January 29, 2000              102,004       $   1,033      $ 147,305       $ 192,735       $ (29,979)      $ 311,094
                                     =========       =========      =========       =========       =========       =========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             ABERCROMBIE & FITCH CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

                                                             1999           1998            1997
                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 149,604       $ 102,062       $  48,322

  Impact of Other Operating Activities on Cash Flows
      Depreciation and Amortization                          27,721          20,946          16,342
         Noncash Charge for Deferred Compensation             5,212          11,497           6,219
      Change in Assets and Liabilities:
         Inventories                                        (31,270)        (10,065)          1,016
         Accounts Payable and Accrued Expenses               15,446          37,530          22,309
         Income Taxes                                          (131)         10,758           4,606
         Other Assets and Liabilities                       (12,773)            355           1,381
                                                          ---------       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   153,809         173,083         100,195
                                                          ---------       ---------       ---------

INVESTING ACTIVITIES
  Capital Expenditures                                      (83,824)        (41,876)        (29,486)
  Proceeds from Maturities of Marketable Securities          11,332              --              --
  Purchase of Marketable Securities                         (56,933)             --              --
  Note Receivable                                            (1,500)             --              --
                                                          ---------       ---------       ---------

NET CASH USED FOR INVESTING ACTIVITIES                     (130,925)        (41,876)        (29,486)

FINANCING ACTIVITIES
  Settlement of Balance with The Limited                         --          23,785              --
  Decrease in Receivable from The Limited                        --              --         (29,202)
  Net Proceeds from Issuance of Common Stock                     --          25,875              --
  Repayment of Long-Term Debt                                    --         (50,000)             --
  Purchase of Treasury Stock                                (50,856)        (11,240)           (929)
  Other Changes in Shareholders' Equity                      12,316           1,270             144
                                                          ---------       ---------       ---------

NET CASH USED FOR FINANCING ACTIVITIES                      (38,540)        (10,310)        (29,987)
                                                          ---------       ---------       ---------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS             (15,656)        120,897          40,722
Cash and Equivalents, Beginning of Year                     163,564          42,667           1,945
                                                          ---------       ---------       ---------

CASH AND EQUIVALENTS, END OF YEAR                         $ 147,908       $ 163,564       $  42,667
                                                          =========       =========       =========


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

       An initial public offering (the "Offering") of 16.1 million shares of the Company's Class A Common Stock, including the sale of 2.1 million shares pursuant to the exercise by the underwriters of their options to purchase additional shares, was consummated on October 1, 1996. The net proceeds received by the Company from the Offering, approximating $118.2 million, and cash from operations were used to repay the borrowings under a $150 million credit agreement. As a result of the Offering, 84.2% of the outstanding common stock of the Company was owned by The Limited, until the completion of a tax-free exchange offer (the "Exchange Offer") on May 19, 1998, to establish the Company as an independent company.

       In the Exchange Offer, The Limited accepted 94,150,104 shares of its common stock that were exchanged at a ratio of .86 of a share of Abercrombie & Fitch stock for each Limited share. On June 1, 1998, The Limited effected a pro rata spin-off to its shareholders of its remaining 6,230,910 Abercrombie & Fitch shares. Limited shareholders of record at the close of trading on May 29, 1998 received .027346 of a share of Abercrombie & Fitch stock for each Limited share owned at that time.

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

       FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 1999, 1998 and 1997 represent the fifty-two week periods ended January 29, 2000, January 30, 1999 and January 31, 1998.

       CASH AND EQUIVALENTS

       Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days.

       MARKETABLE SECURITIES

       All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At January 29, 2000, the Company held investments in marketable securities which were classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. All securities held by the Company at January 29, 2000 are corporate debt securities which mature within one year and are stated at amortized cost which approximates market value.

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

       INCOME TAXES

       Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

       SHAREHOLDERS' EQUITY

       The Board of Directors declared a two-for-one stock split on the Company's Class A Common Stock, paid on June 15, 1999 to shareholders of record at the close of business on May 25, 1999. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

       At January 29, 2000, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 102.0 million and 102.8 million shares were outstanding at January 29, 2000 and January 30, 1999 and
       106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 29, 2000 or January 30, 1999. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued.

       Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

       REVENUE RECOGNITION

       The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for via cash, credit card or gift certificate redemption. Catalogue and e-commerce sales are recorded upon shipment of merchandise.

       In the fourth quarter of 1999, the Company changed its accounting for gift certificates. Under the new method, the Company establishes a liability upon the sale of a gift certificate. The liability is reduced when the gift certificate is redeemed and the customer takes possession of the merchandise. The information in Note 14 provides the impact of the accounting change for the first three quarters of 1999. The accounting change was not material to prior year results.

       CATALOGUE AND ADVERTISING COSTS

       Costs related to the A&F Quarterly, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $30.3 million in 1999, $24.9 million in 1998 and $13.7 million in 1997.

       STORE PREOPENING EXPENSES

       Preopening expenses related to new store openings are charged to operations as incurred.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The recorded values of current assets and current liabilities, including accounts receivable, marketable securities and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

       EARNINGS PER SHARE

       Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Net income per basic share is computed based on the weighted average number of outstanding shares of common stock. Net income per diluted share includes the weighted average effect of dilutive stock options and restricted shares. The common stock issued to The Limited (43 million Class B shares) in connection with the incorporation of the Company is assumed to have been outstanding for 1997.

        Weighted Average Shares Outstanding (thousands):

                                                                         1999           1998          1997
                                                                       ----------    -----------    ----------
        Shares of common stock issued                                    103,300        103,300       102,100
        Treasury shares                                                    (429)          (216)          (78)
                                                                       ----------    -----------    ----------
        Basic shares                                                     102,871        103,084       102,022

        Dilutive effect of options and restricted shares                   4,770          3,118           934
                                                                       ----------    -----------    ----------
        Diluted shares                                                   107,641        106,202       102,956
                                                                       ==========    ===========    ==========

       Options to purchase 5,690,000 and 456,000 shares of Class A Common Stock were outstanding at year-end 1999 and 1997 but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

       RECLASSIFICATIONS

       Certain amounts have been reclassified to conform with current year presentation.

3.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consisted of (thousands):

                                                                                   1999                1998
                                                                              ----------------     -------------
       Land                                                                           $14,007                 -
       Furniture, fixtures and equipment                                              158,753          $126,091
       Beneficial leaseholds                                                            7,349             7,349
       Leasehold improvements                                                          19,572            16,450
       Construction in progress                                                        26,100             2,728
                                                                                     --------          --------
       Total                                                                         $225,781          $152,618
                                                                                     ========          ========

       Less:  accumulated depreciation and amortization                                79,378            63,060
                                                                                     --------          --------

       Property and equipment, net                                                   $146,403           $89,558
                                                                                     ========          ========

4.     LEASED FACILITIES AND COMMITMENTS

       Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. Rent expense for 1998 and 1997 included charges from The Limited and its subsidiaries for space under formal agreements that approximate market rates.

       A summary of rent expense follows (thousands):

                                                          1999          1998         1997
                                                        -------       -------       -------
       Store rent:
            Fixed minimum                              $51,086       $42,774       $34,402
            Contingent                                   8,246         6,382         2,138
                                                       -------       -------       -------
       Total store rent                                $59,332       $49,156       $36,540

       Buildings, equipment and other                    2,574         1,814         1,400
                                                       -------       -------       -------

       Total rent expense                              $61,906       $50,970       $37,940
                                                       =======       =======       =======

       At January 29, 2000, the Company was committed to noncancelable leases with remaining terms of one to fifteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years and offices and a distribution center leased from an affiliate of The Limited with a term of three years from the date of the Exchange Offer. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                                 2000                              $62,765
                                 2001                               63,991
                                 2002                               63,646
                                 2003                               62,377
                                 2004                               61,706
                                 Thereafter                        205,857


5.     ACCRUED EXPENSES

       Accrued expenses consisted of the following (thousands):

                                                                  1999          1998
                                                                -------        -------
       Rent and landlord charges                                 $15,282        $13,368
       Estimated cost to complete store construction              14,840          4,393
       Compensation and benefits                                  11,588          9,800
       Deferred revenue                                            8,482             --
       Catalogue and advertising costs                             7,005          8,701
       Taxes, other than income                                    4,507          3,634
       Other                                                      23,669         23,986
                                                                 -------        -------
            Total                                                $85,373        $63,882
                                                                 =======        =======

6.     INCOME TAXES

       The provision for income taxes consisted of (thousands):

                                                       1999             1998             1997
                                                    ---------        ---------        ---------
       Currently Payable:
            Federal                                 $  84,335        $  65,778        $  29,040
            State                                      20,251           14,809            6,450
                                                    ---------        ---------        ---------
                                                    $ 104,586        $  80,587        $  35,490
                                                    ---------        ---------        ---------

       Deferred:
            Federal                                    (3,885)         (10,038)          (2,620)
            State                                        (971)          (2,509)            (650)
                                                    ---------        ---------        ---------
                                                    $  (4,856)       $ (12,547)       $  (3,270)
                                                    ---------        ---------        ---------

       Total provision                              $  99,730        $  68,040        $  32,220
                                                    =========        =========        =========

       A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                       1999             1998             1997
                                                    ---------        ---------        ---------

       Federal income tax rate                           35.0%            35.0%            35.0%
       State income tax, net of Federal income
            tax effect                                    4.6%             4.7%             4.7%
       Other items, net                                   0.4%             0.3%             0.3%
                                                    ---------        ---------        ---------

       Total                                             40.0%            40.0%            40.0%
                                                    =========        =========        =========

       Income taxes payable included net current deferred tax assets of $14.2 million and $9.5 million at January 29, 2000 and January 30, 1999.

       Subsequent to the Exchange Offer, the Company began filing its tax returns on a separate basis and made tax payments directly to taxing authorities. Prior to the Exchange Offer, the Company was included in the consolidated federal and certain state income tax groups of The Limited for income tax purposes. Under this arrangement, the Company was responsible for and paid The Limited its proportionate share of income taxes, calculated upon its separate taxable income at the estimated annual effective tax rate. Amounts paid to The Limited totaled $9.1 million, $27.4 million and $27.6 million in 1999, 1998 and 1997. Amounts paid directly to taxing authorities were $81.1 million and $31.7 million in 1999 and 1998.

       The effect of temporary differences which gives rise to net deferred income tax assets was as follows (thousands):

                                                                  1999                1998
                                                         -----------------    ----------------
                Deferred compensation                              $9,333              $9,228
                Property and equipment                              1,478               1,849
                Rent                                                2,565               2,341
                Accrued expenses                                   10,230               4,008
                Inventory                                           1,650               2,093
                Other, net                                              -                 882
                                                         -----------------    ----------------
                Total deferred income taxes                       $25,256             $20,401
                                                         =================    ================

       No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

7.     LONG-TERM DEBT

       The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions and transactions with affiliates and financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at January 29, 2000 and January 30, 1999.

       During the first quarter of 1998, the Company repaid a $50 million long-term note owed to The Limited with $24,125,000 in cash and by issuing 1.2 million shares of Class A Common Stock at a price of $21.563 per share.

8.     RELATED PARTY TRANSACTIONS

       Prior to the Exchange Offer, transactions between the Company and The Limited and its subsidiaries and affiliates principally consisted of the following:

         Merchandise purchases
         Real estate management and leasing
         Capital expenditures
         Inbound and outbound transportation
         Corporate services

       Subsequent to the Exchange Offer, the Company negotiated arms-length terms with the merchandise and service suppliers that are Limited subsidiaries. The Company and The Limited also entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus five percent of such costs.

       For the periods prior to the Exchange Offer, the Company and The Limited entered into intercompany agreements that established the provision of certain services. The prices charged to the Company for services provided under these agreements may have been higher or lower than prices that would have been charged by third parties. It is not practicable, therefore, to estimate what these costs would have been if The Limited had not provided these services and the Company was required to purchase these services from outsiders or develop internal expertise. Management believes the charges and allocations described above are fair and reasonable.

       The following table summarizes the related party transactions between the Company and The Limited and its subsidiaries, for the years prior to the Exchange Offer. Fiscal year 1998 reflects activity through the completion of the Exchange Offer.

       (Thousands)

                                                                  1998           1997
                                                                 --------      --------
       Mast and Gryphon purchases                                $ 20,176      $ 89,892
       Capital expenditures                                         3,199        27,012
       Inbound and outbound transportation                          2,280         5,524
       Corporate charges                                            2,671         6,857
       Store leases and other occupancy, net                          561         1,184
       Distribution center, IT and home office expenses             2,217         3,102
       Centrally managed benefits                                   1,524         3,596
       Interest charges, net                                            4         3,583
                                                                 --------      --------
                                                                 $ 32,632      $140,750
                                                                 ========      ========

       The Company does not anticipate that costs associated with the remaining services provided by The Limited under agreements which expire in May 2001 or costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

       In November 1999, the Company loaned the amount of $1.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a promissory note, which provides that such amount is due and payable May 31, 2000, together with interest at the rate of 6.5% per annum.

       Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on the Board of Directors for the Company, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during fiscal years 1999 and 1998 were approximately $1.4 million and $1.2 million respectively.

9.     STOCK OPTIONS AND RESTRICTED SHARES

       Under the Company's stock plans, associates and non-associate directors may be granted up to a total of 16.3 million restricted shares and options to purchase the Company's common stock at the market price on the date of grant. In 1999, associates of the Company were granted approximately 5.8 million options, with vesting periods ranging from four to seven years. A total of 36,000 options were granted to non-associate directors in 1999, all of which vest over four years. All options have a maximum term of ten years.

       The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1999, 1998 and 1997, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per diluted share would have been a reduction of approximately $18.5 million or $.17 per share in 1999, $6.1 million or $.06 per share in 1998 and $1.7 million or $.02 per share in 1997. The weighted-average fair value of all options granted during fiscal 1999, 1998 and 1997 was $23.34, $9.89 and $4.25. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: no expected dividends, price volatility of 45% in 1999, 40% in 1998 and 35% in 1997, risk-free interest rates of 6.0%, 5.5% and 6.0% in 1999, 1998 and 1997, respectively, assumed forfeiture rates of 10% and expected lives of 6.5 years in 1999, 5 years in 1998 and 6.5 years in 1997.

       The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to the Company's initial public offering.



       Stock Options Outstanding at January 29, 2000

                                      Options Outstanding                                         Options Exercisable
       -----------------------------------------------------------------------        ---------------------------------

                                                 Weighted
                                                 Average           Weighted                                Weighted
       Range of                                 Remaining          Average                                  Average
       Exercise                 Number         Contractual         Exercise              Number           Exercisable
       Prices                 Outstanding          Life             Price              Exercisable           Price
       -----------------    ---------------   ---------------    -------------        ---------------    --------------
          $8 - $22               4,842,000        7.6              $12.63                   549,000          $9.67
         $23 - $37               2,793,000        8.7              $25.96                     7,000         $24.16
         $38 - $52               5,174,000        9.4              $43.55                         -             -
       -----------------    ---------------   ---------------    -------------        ---------------    --------------
          $8 - $52              12,809,000        8.6              $28.03                   556,000          $9.85
       =================    ===============   ===============    =============        ===============    ==============


       A summary of option activity for 1999, 1998 and 1997 follows:

                                                       1999                          1998                         1997
                                            ---------------------------   ---------------------------  ---------------------------
                                                             Weighted                                                  Weighted
                                                              Average                     Weighted                      Average
                                                              Option                      Average                       Option
                                               Shares         Price          Shares     Option Price      Shares         Price
                                            --------------  -----------   ------------- -------------  -------------  ------------
      Outstanding at beginning of year          7,568,000       $15.87       3,768,000         $8.91        480,000         $8.00
      Granted                                   5,794,000        42.90       3,970,000         22.47      3,338,000          9.02
      Exercised                                  (337,000)        9.39         (60,000)         8.99         (8,000)         8.00
      Canceled                                   (216,000)       25.25        (110,000)        19.40        (42,000)         8.00
                                            --------------  -----------   ------------- -------------  ------------   ------------
      Outstanding at end of year               12,809,000       $28.03       7,568,000        $15.87      3,768,000         $8.91
                                            ==============  ===========   ============= =============  =============  ============

      Options exercisable at year-end             556,000        $9.85         388,000         $8.99         70,000         $8.00
                                            ==============  ===========   ============= =============  =============  ============

       A total of 140,000 restricted shares were granted in 1999, with a total market value at grant date of $5.4 million. In 1998 and 1997, a total of 140,000 and 1,094,000 restricted shares were granted, with a total market value at grant date of $2.7 million and $8.7 million. The restricted share grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted shares is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted share awards amounted to $5.2 million, $11.5 million and $6.2 million in 1999, 1998 and 1997. Long-term liabilities at fiscal year-end 1998 included $8.7 million of compensation expense relating to restricted shares.

10.    RETIREMENT BENEFITS

       The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $1.4 million in 1999, $760 thousand in 1998 and $558 thousand in 1997.

11.    CONTINGENCIES

       The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

12.    PREFERRED STOCK PURCHASE RIGHTS

       On July 16, 1998, the Company's Board of Directors declared a dividend of .50 of a Series A Participating Cumulative Preferred Stock Purchase Right (Right) for each outstanding share of Class A Common Stock, par value $.01 per share (Common Stock), of the Company. The dividend was paid to shareholders of record on July 28, 1998. Shares of Common Stock issued after July 28, 1998 and prior to the Distribution Date described below will be issued with .50 Right attached. Under certain conditions, each whole Right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an initial price of $250. The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired beneficial ownership of 20% or more of the Company's outstanding shares of Common Stock and become an "Acquiring Person" (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine before any person has become an Acquiring Person) after commencement of a tender or exchange offer which would result in a person or group beneficially owning 20% or more of the Company's outstanding Common Stock. The Rights are not exercisable until the Distribution Date.

       In the event that any person becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain affiliated persons) will be entitled to purchase, upon exercise of the Right, shares of Common Stock having a market value two times the exercise price of the Right. At any time after any person becomes an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares), the Company's Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person and certain affiliated persons) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right. In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, the Common Stock is exchanged for other securities or assets or 50% or more of the Company's assets or earning power is sold or transferred, the holder of a Right will be entitled to buy, for the exercise price of the Rights, the number of shares of Common Stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

       The Rights, which do not have any voting rights, expire on July 16, 2008, and may be redeemed by the Company at a price of $.01 per whole Right at any time before a person becomes an Acquiring Person.

       Rights holders have no rights as a stockholder of the Company, including the right to vote and to receive dividends.

13.    SUBSEQUENT EVENT (UNAUDITED)

       In March 2000, the Company loaned the amount of $1.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a promissory note, which provides that such amount is due and payable August 28, 2000, together with interest at the rate of 6.5% per annum.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial results for 1999 and 1998 follow (thousands except per share amounts):

       1999 Quarter                              First (1)        Second (1)       Third (1)          Fourth
       -------------------------------------    -------------    -------------    -------------    --------------
       Net sales                                    $188,294         $198,895         $286,983          $367,884
       Gross income                                   71,904           80,721          121,886           191,072
       Net income                                     14,963           18,858           39,059            76,724
       Net income per basic share                       $.14             $.18             $.38              $.75
       Net income per diluted share                     $.14             $.17             $.36              $.73

       1998 Quarter                                First            Second           Third            Fourth
       -------------------------------------    -------------    -------------    -------------    --------------
       Net sales                                    $134,230         $147,127         $229,869          $304,578
       Gross income                                   49,211           55,194           89,444           150,102
       Net income                                      6,308           10,598           24,943            60,213
       Net income per basic share                       $.06             $.10             $.24              $.59
       Net income per diluted share                     $.06             $.10             $.24              $.56

       (1) During the fourth quarter of 1999, the Company changed its accounting for gift certificates. Under the new method, the Company establishes a liability upon the sale of a gift certificate. The liability is reduced when the gift certificate is redeemed and the customer takes possession of the merchandise. The impact of this change is not significant to the prior year results. The change was retroactively applied to the first three quarters of 1999. Net income and net income per diluted share as previously reported were $12,506 and $.12; $18,448 and $.17; and $38,947 and $.36 for the first, second and third quarters of 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Columbus, Ohio
February 15, 2000

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors", "- Security Ownership of Directors and Management" and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the captions "ELECTION OF DIRECTORS - Business Experience", " - Executive Officers", "- Security Ownership of Directors and Management", "- Section 16(a) Beneficial Ownership Reporting Compliance" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of the Company is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "PRINCIPAL HOLDERS OF SHARES" and "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Officers" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K.

         (a)(1)   LIST OF FINANCIAL STATEMENTS.

         The following consolidated financial statements of Abercrombie & Fitch Co. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Balance Sheets as of January 29, 2000 and January 30,
         1999.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.

         (a)(2)   LIST OF FINANCIAL STATEMENT SCHEDULES.

         All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

         (a)(3)   LIST OF EXHIBITS.

         3.     Certificate of Incorporation and Bylaws.

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

                  3.3. Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

                  3.4.     Bylaws of the Company, incorporated by reference to
                           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                  3.5. Certificate regarding adoption of amendment to Subsection 1.10(c) of Amended and Restated Bylaws of the Company by the Board of Directors on April 4, 2000.

                  3.6. Amended and Restated Bylaws of the Company (reflecting amendments through April 4, 2000) (for SEC reporting compliance only).

         4.     Instruments Defining the Rights of Security Holders.

                  4.1. Credit Agreement dated as of April 30, 1998 among Abercrombie & Fitch Stores, Inc., as Borrower, the Company, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 30, 1998.

                  4.2. First Amendment, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1999.

                  4.3. Rights Agreement dated as of July 16, 1998 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to
                           Exhibit 1 to the Company's Current Report on Form 8-A dated July 21, 1998.

                  4.4. Amendment No. 1 to the Rights Agreement dated as of April 21, 1999 between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 to Form 8-A dated April 23, 1999.

                  4.5. Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated by reference to
                           Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

         10.    Material Contracts.

                  10.1. Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

                  10.2. 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

                  10.3. 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

                  10.4. Employment Agreement by and between the Company and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment incorporated by reference to
                           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

                  10.5. Amended and Restated Employment Agreement by and between the Company and Michele S. Donnan-Martin, executed by the Company on November 18, 1999 and by Ms. Donnan-Martin on October 11, 1999, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

                  10.6. Employment Agreement by and between the Company and Seth R. Johnson dated December 5, 1997, incorporated by reference to Exhibit 10.10 to the Form S-4.

                  10.7. Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                  10.8. Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and the Company, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                  10.9. Shared Facilities Agreement dated September 27, 1996 by and between the Company and The Limited, Inc., incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

                  10.10. Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company, dated June 1, 1995 (the "Sublease Agreement"), incorporated by reference to
                           Exhibit 10.3 to the Form S-1.

                  10.11. Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998, incorporated by reference to Exhibit
                           10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

                  10.12. Amended and Restated Employment Agreement by and between the Company and Charles W. Martin, executed by the Company on November 18, 1999 and by Mr. Martin on October 11, 1999, incorporated by reference to
                           Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

                  10.13. Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated by reference to
                           Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

                  10.14. Promissory Note, dated November 17, 1999, issued by Michael S. Jeffries to the Company, incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

                  10.15. Promissory Note, dated March 1, 2000, issued by Michael S. Jeffries to the Company.

         21.    Subsidiaries of the Registrant.

         23.    Consent of Independent Accountants.

         24.    Powers of Attorney.

         27.    Financial Data Schedule.

         (b)    REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the fiscal quarter ended January 29, 2000.

         (c)    EXHIBITS.

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

Date:    April 24, 2000


                        ABERCROMBIE & FITCH CO.

                        By  /s/ SETH R. JOHNSON
                          --------------------------------------------
                          Seth R. Johnson,
                          Executive Vice President - Chief Operating Officer Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2000:

         SIGNATURE                                   TITLE
/s/ MICHAEL S. JEFFRIES*                             Chairman of the Board of Directors and
------------------------------------                 Chief Executive Officer
Michael S. Jeffries

/s/ SETH R. JOHNSON                                  Executive Vice President - Chief Operating Officer
------------------------------------                 and Director
Seth R. Johnson

/s/ GEORGE FOOS*                                     Director
-----------------------------------
George Foos

/s/ RUSSELL M. GERTMENIAN*                           Director
------------------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                                  Director
------------------------------------
John A. Golden

/s/ JOHN W. KESSLER*                                 Director
------------------------------------
John W. Kessler

/s/ SAM N. SHAHID*                                   Director
------------------------------------
Sam N. Shahid


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.


By       /s/ SETH R. JOHNSON
         -------------------
         Seth R. Johnson
         Attorney-in-fact

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000


                                    ---------



                             ABERCROMBIE & FITCH CO.
             (exact name of Registrant as specified in its charter)


                                    ---------

                                    EXHIBITS

                                    ---------





-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                  EXHIBIT INDEX

EXHIBIT NO.              DOCUMENT


       3.5 Certificate regarding adoption of amendment to Subsection 1.10(c) of Amended and Restated Bylaws of the Company by the Board of Directors on April 4, 2000.

       3.6 Amended and Restated Bylaws of the Company (reflecting amendments through April 4, 2000) (for SEC reporting compliance purposes only).

       10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

       10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

       10.15 Promissory Note, dated March 1, 2000, issued by Michael S. Jeffries to the Company.

       21     Subsidiaries of the Registrant.

       23     Consent of Independent Accountants.

       24     Powers of Attorney.

       27     Financial Data Schedule.