Form 10-Q
period 2000-04-29
ABERCROMBIE & FITCH CO /DE/
filed 2000-06-13
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-12107

ABERCROMBIE & FITCH CO.

(Exact name of registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Limited Parkway East, Reynoldsburg, OH 43068

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (614) 577-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 5, 2000

$.01 Par Value	100,762,922 Shares

ABERCROMBIE & FITCH CO.

TABLE OF CONTENTS

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income
Thirteen Weeks Ended
April 29, 2000 and May 1, 1999	3

Consolidated Balance Sheets
April 29, 2000 and January 29, 2000	4

Consolidated Statements of Cash Flows
Thirteen Weeks Ended
April 29, 2000 and May 1, 1999	5

Notes to Consolidated Financial Statements	6

Report of Independent Accountants	10

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition	11

Part II. Other Information

Item 1. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended

	April 29, 2000	May 1, 1999 (Restated)

NET SALES	$206,646	$188,294
Cost of Goods Sold, Occupancy
and Buying Costs	128,567	116,390

GROSS INCOME	78,079	71,904

General, Administrative and
Store Operating Expenses	53,603	48,860

OPERATING INCOME	24,476	23,044

Interest Income, Net	(2,467)	(1,887)

INCOME BEFORE INCOME TAXES	26,943	24,931

Provision for Income Taxes	10,780	9,968

NET INCOME	$16,163	$14,963

NET INCOME PER SHARE:
Basic	$0.16	$0.14

Diluted	$0.16	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	102,055	103,194

Diluted	103,872	108,671

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

(Thousands)

	April 29, 2000 (Unaudited)	January 29, 2000

ASSETS
CURRENT ASSETS:
Cash and Equivalents	$117,357	$147,908
Marketable Securities	-	45,601
Accounts Receivable	8,561	11,447
Inventories	86,633	75,262
Store Supplies	12,520	11,674
Other	8,345	8,325

TOTAL CURRENT ASSETS	233,416	300,217

PROPERTY AND EQUIPMENT, NET	191,561	146,403

DEFERRED INCOME TAXES	11,060	11,060

OTHER ASSETS	448	486

TOTAL ASSETS	$436,485	$458,166

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$19,765	$18,714
Accrued Expenses	87,222	85,373
Income Taxes Payable	4,461	33,779

TOTAL CURRENT LIABILITIES	111,448	137,866

OTHER LONG-TERM LIABILITIES	8,782	9,206

SHAREHOLDERS' EQUITY:
Common Stock	1,033	1,033
Paid-In Capital	137,887	147,305
Retained Earnings	208,898	192,735

	347,818	341,073
Less: Treasury Stock, at Average Cost	(31,563)	(29,979)

TOTAL SHAREHOLDERS' EQUITY	316,255	311,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$436,485	$458,166

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended

	April 29, 2000	May 1, 1999 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,163	$14,963

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	7,153	7,157
Non Cash Charge for Deferred Compensation	1,015	1,772
Changes in Assets and Liabilities:
Inventories	(11,371)	(15,589)
Accounts Payable and Accrued Expenses	2,900	(5,340)
Income Taxes	(29,318)	(21,136)
Other Assets and Liabilities	3,134	194

NET CASH USED FOR OPERATING ACTIVITIES	(10,324)	(17,979)

INVESTING ACTIVITIES:

Capital Expenditures	(52,311)	(5,251)
Proceeds from Maturities of Marketable Securities	45,601	-
Notes Receivable	(1,500)	-

NET CASH USED FOR INVESTING ACTIVITIES	(8,210)	(5,251)

FINANCING ACTIVITIES:
Other Changes in Shareholders' Equity	(7,511)	2,941
Purchase of Treasury Stock	(4,506)	(8,540)

NET CASH USED FOR FINANCING ACTIVITIES	(12,017)	(5,599)

NET DECREASE IN CASH AND EQUIVALENTS	(30,551)	(28,829)
Cash and Equivalents, Beginning of Period	147,908	163,564

CASH AND EQUIVALENTS, END OF PERIOD	$117,357	$134,735

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (the "Company") is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle.

The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the periods ended April 29, 2000 and May 1, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 fiscal year"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of April 29, 2000 and for the thirteen week periods ended April 29, 2000 and May 1, 1999 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report"within the meaning of Sections 7 and 11 of the Act.

During the fourth quarter of the 1999 fiscal year, the Company changed its accounting for gift certificates. Under the new method, the Company establishes a liability upon the sale of a gift certificate. The liability is reduced when the gift certificate is redeemed and the customer takes possession of the merchandise. The impact of this change was not significant to the years prior to 1999 and had no impact on cash flows. The change was retroactively applied to the first three quarters of the 1999 fiscal year.

The impact of the change on the first quarter of the 1999 fiscal year is:

	As Previously Reported	Impact of Change in Gift Certificate Accounting	As Reported

Net Sales	$188,294	-	$188,294
Gross Income	71,904	-	71,904
General, Administrative and
Store Operating Expenses	52,955	$4,095	48,860
Interest Income, Net	(1,887)	-	(1,887)
Provision for Income Taxes	8,330	1,638	9,968

Net Income	$12,506	$2,457	$14,963

Net Income Per Share:
Basic	$.12	$.02	$.14

Diluted	$.12	$.02	$.14

2.	TWO-FOR-ONE STOCK SPLIT

The Board of Directors declared a two-for-one stock split on the Company's Class A Common Stock, paid on June 15, 1999 to shareholders of record at the close of business on May 25, 1999. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

3.	MARKETABLE SECURITIES

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. No marketable securities were held at April 29, 2000. At January 29, 2000, the Company held investments in marketable securities which were classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. All securities held by the Company at January 29, 2000 were corporate debt securities which matured within one year and were stated at amortized cost which approximated market value.

4.	EARNINGS PER SHARE

Weighted Average Shares Outstanding (thousands):
	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999

Shares of common stock issued	103,300	103,300
Treasury shares	(1,245)	(106)

Basic shares	102,055	103,194

Dilutive effect of options and restricted shares	1,817	5,478

Diluted shares	103,872	108,672

Options to purchase 9,329,000 shares of Class A Common Stock were outstanding at April 29, 2000 but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (thousands):
	April 29, 2000	January 29, 2000

Property and equipment, at cost	$274,958	$225,781
Accumulated depreciation and amortization	(83,397)	(79,378)

Property and equipment, net	$191,561	$146,403

7.	INCOME TAXES

For the current period, the provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended April 29, 2000 and May 1, 1999 approximated $40.2 million and $30.8 million.

8.	LONG-TERM DEBT

The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at April 29, 2000 or January 29, 2000.

9.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on the Board of Directors for the Company, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the first quarter of 2000 and 1999 were approximately $.3 million each.

In each of November 1999 and March 2000, the Company loaned the amount of $1.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of promissory notes, which provide that such amounts are due and payable May 31, 2000 and August 28, 2000, respectively, together with interest at the rate of 6.5% per annum (see Note 11).

10.	CONTINGENCIES

The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

11.	SUBSEQUENT EVENT

On May 19, 2000, the Company loaned the amount of $3.0 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable May 18, 2001 together with interest at the rate of 6.5% per annum. This note constitutes a replacement of, and substitute for, the promissory note dated November 17, 1999 in the amount of $1.5 million which has been cancelled.

Report of Independent Accountants

To the Audit Committee of
The Board of Directors of
Abercrombie & Fitch Co.

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the "Company") as of April 29, 2000, and the related consolidated statements of income for the thirteen-weeks ended April 29, 2000 and May 1, 1999 and the consolidated statements of cash flows for the thirteen-weeks ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders'equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
May 8, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 2000, net sales increased 10% to $206.6 million from $188.3 million a year ago. Operating income improved to $24.5 million in the first quarter of 2000 from $23.0 million in the first quarter of 1999. Earnings per diluted share were $.16 in the first quarter of 2000 compared to $.14 a year ago.

Financial Summary

The following summarized financial and statistical data compares the thirteen week period ended April 29, 2000 to the comparable 1999 period:

	2000	1999	% Change
Change in comparable store
sales	(8)%	22%
Retail sales increase
attributable to new and
remodeled stores, magazine,
catalogue and web site	18%	18%
Retail sales per average gross
square foot	$91	$101	(10)%
Retail sales per average store
(thousands)	$788	$928	(15)%
Average store size at end of
quarter (gross square feet)	8,636	9,155	(6%)
Gross square feet at end of
quarter (thousands)	2,229	1,831	21%
Number of stores:
Beginning of year	250	196
Opened	8	4
Closed	-	-

End of period	258	200

Net Sales

Net sales for the first quarter of 2000 increased 10% to $206.6 million from $188.3 million in 1999. The increase was due to the addition of new stores offset by an 8% decline in comparable store sales. The decrease in comparable store sales was primarily due to continued weakness in the women's business. The Company's catalogue, A&F Quarterly, a catalogue/magazine, and the Company's web site accounted for 3.2% of net sales in the first quarter of 2000 as compared to 2.4% last year.

Gross Income

Gross income, expressed as a percentage of net sales, decreased to 37.8% during the first quarter of 2000 from 38.2% for the same period in 1999. The decrease was attributable to negative leverage in buying and occupancy costs due to the decrease in comparable store sales. Merchandise margins (representing gross income before the deduction of buying and occupancy costs) increased slightly, expressed as a percentage of net sales, from last year as the Company tightly managed inventory flow to protect the margin in a difficult sales environment.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, were 25.9% in both the first quarter of 2000 and 1999. The rate remained flat despite the decline in comparable store sales due to reductions in store payroll hours, relocation expenses and advertising as well as lower incentive compensation expenses.

Operating Income

First quarter operating income, expressed as a percentage of net sales, was 11.8% in 2000, down from 12.2% for the comparable period in 1999. The decline in operating income as a percentage of sales is a result of lower gross income, as a percentage of net sales.

Interest Income/Expense

First quarter 2000 net interest income was $2.5 million as compared with net interest income of $1.9 million for the first quarter last year. Net interest income in 2000 and 1999 was primarily from short-term investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

	April 29, 2000	January 29, 2000

Working Capital	$121,968	$162,351

Capitalization:
Shareholder's equity
	$316,255	$311,094

Total capitalization	$316,255	$311,094

Net cash used for operating activities totaled $10.3 million for the thirteen weeks ended April 29, 2000 versus $18.0 million in the comparable period in 1999. Cash was provided primarily from current year net income adjusted for depreciation and amortization. Cash requirements for inventory increased from January 29, 2000. The increase in inventory was necessary to support the growth in sales as well as increased investment in non-seasonal "locker stock" items (primarily tee shirts) for the women's and kids' business. Inventories were also impacted by a significant increase versus last year in the number of stores to be opened in May and June for which much of the opening inventory had been received at April 29, 2000. Additionally, cash used for income taxes increased due to the first quarter tax payments made on higher fourth quarter earnings.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities for the first quarter of 2000 and 1999 were for capital expenditures, which are primarily for new and remodeled stores and the construction of the new office and distribution center in 2000. In 2000, capital expenditures were offset by maturities of marketable securities.

Financing activities during the first quarter of 2000 and 1999 consisted primarily of the repurchase of 300,000 and 100,000 shares of the Company's Class A Common Stock pursuant to previously authorized stock repurchase programs.

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores, totaled $52.3 million for the thirteen weeks ended April 29, 2000, including $30.1 million for the new office and distribution center, compared to $5.3 million for the comparable period of 1999.

The Company anticipates spending $155 to $165 million in 2000 for capital expenditures, of which $65 to $75 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of the new office and distribution center which is expected to be completed by early 2001. The Company intends to add approximately 660,000 gross retail square feet in 2000, which will represent a 30% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 50 new Abercrombie & Fitch stores, 50 abercrombie stores and the remodeling and/or expansion of four stores. Additionally, as part of the test phase of a third business concept, the Company plans to open five Hollister Co. stores in 2000, which are expected to average between 5,000 and 6,000 square feet per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2000 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores to be opened in 2000 will approximate $520,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available the full amount under a $150 million credit agreement to support operations.

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

At the present time, the Company has not experienced, nor is it aware of any Year 2000 issues that might materially affect its products, services, competitive position or financial performance. At July 31, 1999, the Company had incurred substantially all expenses relating to the Year 2000 issue, consisting of internal staff costs as well as outside consulting and other expenditures. Total expenditures related to Year 2000 issues were approximately $4.0 million.

Relationship with The Limited

Effective May 19, 1998, The Limited, Inc. ("The Limited") completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the

Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

The Company does not anticipate that costs associated with the services provided by The Limited, which expire in May 2001, or costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits arising in the ordinary course of business.

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, monetary and other relief.

On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add the Company and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds the Company and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. The Company has moved to dismiss the amended complaint.

On June 2, 1998, the Company filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. The Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, the Company filed an appeal in the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit") regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal has been fully briefed and is pending, awaiting oral argument before the Sixth Circuit.

The Company is aware of 20 actions that have been filed against the Company and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased the Company's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation.

The Company believes that the actions against it are without merit and intends to defend vigorously against them. However, the Company does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

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

On May 18, 2000, the Company held its annual meeting of shareholders at the Hyatt Regency Columbus, 350 North High Street, Columbus, Ohio. At such meeting, (i) Messrs. George Foos, Michael S. Jeffries and John W. Kessler were elected to the Company's Board of Directors, each to serve for a three year term expiring in 2003. The votes on the foregoing matters are as follows:

(i) Elections of Messrs. Foos, Jeffries and Kessler
	For	Withheld

George Foos	87,713,155	530,015
Michael S. Jeffries	87,257,752	985,418
John W. Kessler	87,716,062	527,108

The following individuals continue to serve on the Board of Directors: Messrs. Russell M. Gertmenian, John A. Golden, Seth R. Johnson and Sam N. Shahid, Jr. and Dr. Kathryn D. Sullivan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.	Certificate of Incorporation and Bylaws

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

3.5

Certificate regarding adoption of amendment to Subsection 1.10(c) of Amended and Restated Bylaws of the Company by the Board of Directors on April 4, 2000, incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

3.6

Amended and Restated Bylaws of the Company (reflecting amendments through April 4, 2000) (for SEC reporting compliance purposes only), incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

4.	Instruments Defining the Rights of Security Holders

4.1

Credit Agreement dated as of April 30, 1998 among Abercrombie & Fitch Stores, Inc., as Borrower, the Company, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 30, 1998.

4.2

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

4.5

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

10.2

1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

10.3

1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

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

10.13	Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

10.14

Promissory Note, dated March 1, 2000, issued by Michael S. Jeffries to the Company, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

10.15	Replacement Promissory Note, dated May 19, 2000, issued by Michael S. Jeffries to the Company.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.	Financial Data Schedule

27.1	Financial Data Schedule (Fiscal Quarter Ended April 29, 2000).

27.2	Restated Financial Data Schedule (Fiscal Quarter Ended May 1, 1999).

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fiscal quarter ended April 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
(Registrant)
By	/S/ Seth R. Johnson

Seth R. Johnson,
Executive Vice President and Chief
Operating Officer*

Date: June 9, 2000

* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

EXHIBIT INDEX

Exhibit No.	Document

10.15	Replacement Promissory Note, dated May 19, 2000, issued by Michael S. Jeffries to the Company.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.1	Financial Data Schedule (Fiscal Quarter Ended April 29, 2000).

27.2	Restated Financial Data Schedule (Fiscal Quarter Ended May 1, 1999).