Form 10-Q
period 2000-07-29
ABERCROMBIE & FITCH CO /DE/
filed 2000-09-12
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 29, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 5, 2000

$.01 Par Value	99,069,980 Shares

ABERCROMBIE & FITCH CO.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
		(Restated)		(Restated)
NET SALES	$231,522	$198,895	$438,168	$387,189
Cost of Goods Sold, Occupancy and Buying Costs	140,086	118,174	268,653	234,564

GROSS INCOME	91,436	80,721	169,515	152,625
General, Administrative and Store Operating Expenses	57,537	50,451	111,140	99,311

OPERATING INCOME	33,899	30,270	58,375	53,314
Interest Income, Net	1,364	1,171	3,831	3,058

INCOME BEFORE INCOME TAXES	35,263	31,441	62,206	56,372
Provision for Income Taxes	14,100	12,583	24,880	22,551

NET INCOME	$ 21,163	$ 18,858	$ 37,326	$ 33,821

NET INCOME PER SHARE:
Basic	$ 0.21	$ 0.18	$ 0.37	$ 0.33

Diluted	$ 0.21	$ 0.17	$ 0.36	$ 0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	100,448	103,182	101,252	103,188

Diluted	101,704	108,611	102,788	108,641

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

(Thousands)

	July 29, 2000	January 29, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$ 63,254	$147,908
Marketable Securities	—	45,601
Accounts Receivable	22,207	11,447
Inventories	124,740	75,262
Store Supplies	14,450	11,674
Other	10,689	8,325

TOTAL CURRENT ASSETS	235,340	300,217
PROPERTY AND EQUIPMENT, NET	229,173	146,403
DEFERRED INCOME TAXES	25,257	25,257
OTHER ASSETS	419	486

TOTAL ASSETS	$490,189	$472,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$ 51,653	$ 18,714
Accrued Expenses	110,288	85,373
Income Taxes Payable	8,838	47,976

TOTAL CURRENT LIABILITIES	170,779	152,063
OTHER LONG-TERM LIABILITIES	8,108	9,206
SHAREHOLDERS’ EQUITY:
Common Stock	1,033	1,033
Paid-In Capital	137,529	147,305
Retained Earnings	230,061	192,735

	368,623	341,073
Less: Treasury Stock, at Average Cost	(57,321)	(29,979)

TOTAL SHAREHOLDERS’ EQUITY	311,302	311,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$490,189	$472,363

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 37,326	$ 33,821
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	13,664	14,073
Non-Cash Charge for Deferred Compensation	2,246	3,544
Changes in Assets and Liabilities:
Inventories	(49,478)	(53,637)
Accounts Payable and Accrued Expenses	23,486	15,938
Income Taxes	(39,138)	(35,599)
Other Assets and Liabilities	(13,931)	(1,543)

NET CASH USED FOR OPERATING ACTIVITIES	(25,825)	(23,403)

INVESTING ACTIVITIES:
Capital Expenditures	(62,066)	(18,569)
Proceeds from Maturities of Marketable Securities	45,601	—
Issuance of Notes	(3,000)	—

NET CASH USED FOR INVESTING ACTIVITIES	(19,465)	(18,569)

FINANCING ACTIVITIES:

Purchase of Treasury Stock	(31,589)	(17,139)
Other Changes in Shareholders’ Equity	(7,775)	3,103

NET CASH USED FOR FINANCING ACTIVITIES	(39,364)	(14,036)

NET DECREASE IN CASH AND EQUIVALENTS	(84,654)	(56,008)
Cash and Equivalents, Beginning of Year	147,908	163,564

CASH AND EQUIVALENTS, END OF PERIOD	$ 63,254	$107,556

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Accrual for Construction in Progress	$ 34,368	$ 10,834

The accompanying notes are an integral part of these consolidated financial statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (the “Company”) is a specialty retailer of high-quality, casual apparel for men, women and kids with an active, youthful lifestyle.

The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements as of July 29, 2000 and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the “1999 fiscal year”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of July 29, 2000 and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.

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

The impact of the change on the thirteen week period ended July 31, 1999 is (thousands except per share amounts):

	As Previously Reported	Impact of Change in Gift Certificate Accounting	As Restated
Net Sales	$198,895	—	$198,895
Gross Income	80,721	—	80,721
General, Administrative and Store Operating Expenses	51,134	$683	50,451
Interest Income, Net	(1,171)	—	(1,171)
Provision for Income Taxes	12,310	273	12,583

Net Income	$ 18,448	$410	$ 18,858

Net Income Per Share:
Basic	$ .18	$ .00	$ .18

Diluted	$ .17	$ .00	$ .17

The impact of the change on the twenty-six week period ended July 31, 1999 is (thousands except per share amounts):

	As Previously Reported	Impact of Change in Gift Certificate Accounting	As Restated
Net Sales	$387,189	—	$387,189
Gross Income	152,625	—	152,625
General, Administrative and Store Operating Expenses	104,089	$4,778	99,311
Interest Income, Net	(3,058)	—	(3,058)
Provision for Income Taxes	20,640	1,911	22,551

Net Income	$ 30,954	$2,867	$ 33,821

Net Income Per Share:
Basic	$ .30	$ .03	$ .33

Diluted	$ .28	$ .03	$ .31

Certain amounts have been reclassified to conform with current year presentation.

2.	ADOPTION OF ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (" SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company’s results of operations or its financial position.

3.	MARKETABLE SECURITIES

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. No marketable securities were held at July 29, 2000. At January 29, 2000, the Company held investments in marketable securities which were classified as held to maturity based on the Company’s positive intent and ability to hold the securities to maturity. All securities held by the Company at January 29, 2000 were corporate debt securities which matured within one year and were stated at amortized cost which approximated market value.

4.	EARNINGS PER SHARE

Weighted Average Shares Outstanding (thousands):

	Thirteen Weeks Ended
	July 29, 2000	July 31, 1999
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(2,852)	(118)

Basic shares	100,448	103,182
Dilutive effect of options and restricted shares	1,256	5,429

Diluted shares	101,704	108,611

	Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(2,048)	(112)

Basic shares	101,252	103,188
Dilutive effect of options and restricted shares	1,536	5,453

Diluted shares	102,788	108,641

Options to purchase 10,248,000 shares of Class A Common Stock were outstanding at July 29, 2000 but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

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

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (thousands):

	July 29, 2000	January 29, 2000
Property and equipment, at cost	$318,331	$225,781
Accumulated depreciation and amortization	(89,158)	(79,378)

Property and equipment, net	$229,173	$146,403

7.	INCOME TAXES

For the current period, the provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 29, 2000 and July 31, 1999 approximated $64.1 million and $57.9 million, respectively.

8.	LONG-TERM DEBT

The Company entered into a $150 million syndicated unsecured credit agreement (the “Agreement”), on April 30, 1998 (the “Effective Date”). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent’s “Alternate Base Rate”, a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .275% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at July 29, 2000 or July 31, 1999.

9.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on the Company’s Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the twenty-six weeks ended July 29, 2000 and July 31, 1999 were approximately $.9 million and $.7 million.

On March 1, 2000 and May 19, 2000, the Company loaned the amounts of $1.5 million and $3.0 million, respectively, to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of promissory notes. These notes provided that such amounts were due and payable August 28, 2000 and May 18, 2001, respectively, together with interest at the rate of 6.5% per annum. The May 19, 2000 note constituted a replacement of, and substitute for, the promissory note dated November 17, 1999 in the amount of $1.5 million which had been cancelled (see Note 11 for further information concerning promissory notes).

10.	CONTINGENCIES

The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations, cash flows or financial position.

11.	SUBSEQUENT EVENT

On August 28, 2000, the Company loaned the amount of $4.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on May 18, 2001 together with interest at the rate of 6.5% per annum. This note constitutes a replacement of, and substitute for, the promissory notes dated March 1, 2000 and May 19, 2000 in the amounts of $1.5 million and $3.0 million, respectively, which have been cancelled.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Abercrombie & Fitch Co.

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the “Company”) as of July 29, 2000, and the related condensed consolidated statement of income for each of the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 and the consolidated statement of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
August 8, 2000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 2000, net sales increased 16% to $231.5 million from $198.9 million a year ago. Operating income improved to $33.9 million in the second quarter of 2000 from $30.3 million in the second quarter of 1999. Earnings per diluted share were $.21 in the second quarter of 2000 compared to $.17 a year ago. Year-to-date earnings per diluted share were $.36 in 2000 compared to $.31 in 1999.

Financial Summary

The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 29, 2000 to the comparable 1999 periods:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	Change	July 29, 2000	July 31, 1999	Change
Comparable store sales	(6)%	17%		(7)%	19%
Retail sales increase attributable to new and remodeled stores, magazine, catalogue and web sites	22%	18%		20%	19%
Retail sales per average gross square foot	$96	$105	(9)%	$183	$206	(11)%
Retail sales per average store (thousands)	$817	$952	(14)%	$1,565	$1,871	(16)%
Average store size at end of quarter (gross square feet)	8,408	9,024	(7)%
Gross square feet at end of quarter (thousands)	2,472	1,877	32%
Number of stores:
Beginning of period	258	200		250	196
Opened	36	8		44	12
Closed	—	—		—	—

End of period	294	208		294	208

Net Sales

Net sales for the second quarter of 2000 increased 16% to $231.5 million from $198.9 million in 1999. The increase was due to the addition of new stores offset by a 6% decline in comparable store sales. The decrease in comparable store sales was primarily due to continued weakness in the women’s business. Comparable store sales were also slightly negative in the men’s business for the quarter. The Company’ s catalogue, the A&F Quarterly, a catalogue/magazine, and the Company’s web sites accounted for 2.6% of net sales in the second quarter of 2000 as compared to 2.4% last year.

Year-to-date net sales were $438.2 million, an increase of 13%, from $387.2 million for the same period in 1999. Sales growth resulted from the addition of new stores offset by a 7% decline in comparable store sales. The decrease in comparable store sales was primarily due to continued weakness in the women’s business. The Company’s catalogue, the A&F Quarterly and the Company’s web sites represented 2.9% of 2000 year-to-date net sales as compared to 2.4% last year.

Gross Income

Gross income, expressed as a percentage of net sales, decreased to 39.5% for the second quarter of 2000 from 40.6% for the same period in 1999. The decrease was attributable to lower merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to higher markdowns as the Company executed its planned markdown strategy during its June sale event, which resulted in higher gross margin dollars but a lower margin rate. The reduction in merchandise margin was partially offset by improved control of inventory shrinkage.

The 2000 year-to-date gross income, expressed as a percentage of net sales, decreased to 38.7% from 39.4% for the comparable period in 1999. The decrease was attributable to lower merchandise margins.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.9% in the second quarter of 2000 as compared to 25.4% for the same period in 1999. The improvement resulted primarily from reductions in store payroll hours per store and tight management of expenses related to outside consultants, advertising and employment fees as well as lower incentive compensation expenses.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 25.4% and 25.6% for the year-to-date periods in 2000 and 1999, respectively. The improvement resulted from management’s continued emphasis on expense control.

Operating Income

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 14.6% and 13.3%, in 2000, down from 15.2% and 13.8% for the comparable periods in 1999. The decline in operating income percentages in these periods is a result of lower gross income percentages which were partially offset by lower general, administrative and store operating expenses, expressed as a percentage of net sales.

Interest Income

Second quarter and year-to-date net interest income were $1.4 million and $3.8 million in 2000 and $1.2 million and $3.1 million in 1999. Net interest income in 2000 and 1999 was primarily from short-term investments.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations including seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (thousands):

	July 29, 2000	January 29, 2000
Working capital	$ 64,561	$148,154

Capitalization:
Shareholders’ equity	$311,302	$311,094

Total capitalization	$311,302	$311,094

Net cash used for operating activities totaled $25.8 million for the twenty-six weeks ended July 29, 2000 versus $23.4 million for the comparable period in 1999. Cash was used primarily for higher tax payments on increased earnings and to fund inventory purchases required to support the addition of new stores. Cash was provided primarily by the increase in current year net income adjusted for depreciation and amortization and increases in accounts payable and accrued expenses needed to support the growth in inventories from January 29, 2000.

The Company’s operations are seasonal in nature and typically peak during the back-to-school and Christmas selling seasons. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were primarily for capital expenditures related to new and remodeled stores (net of construction allowances) and the construction costs of the new office and distribution center. In 2000, capital expenditures were offset by maturities of marketable securities.

Financing activities during 2000 and 1999 consisted primarily of the repurchase of 3.0 million and 403.5 thousand shares of the Company’s Class A Common Stock pursuant to previously authorized stock repurchase programs. The Company is authorized to repurchase an additional 3.0 million shares under the current repurchase program.

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores and the construction of a new office and distribution center, totaled $62.1 million for the twenty-six weeks ended July 29, 2000 compared to $18.6 million for the comparable period of 1999. Additionally, the non-cash accrual for construction in progress totaled $34.4 million in 2000 and $10.8 million in 1999. Expenditures related to the new office and distribution center accounted for $54.0 million of total capital expenditures in 2000, of which $25.8 million was a non-cash accrual for construction in progress.

The Company anticipates spending $155 to $165 million in 2000 for capital expenditures, of which $65 to $75 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of the new office and distribution center which is expected to be completed by early 2001. The Company intends to add approximately 640,000 gross retail square feet in 2000, which will represent a 29% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 49 new Abercrombie & Fitch stores, 49 abercrombie stores and the remodeling and/or expansion of four stores. Additionally, as part of the test phase of a third business concept, the Company has opened four Hollister Co. stores and plans to open one additional Hollister Co. store in 2000. Hollister Co. stores are expected to average approximately 6,000 gross retail square feet per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 2000 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened in 2000 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available the full amount of a $150 million credit agreement to support operations.

Relationship with The Limited

Effective May 19, 1998, The Limited, Inc. (“The Limited”) completed a tax-free exchange offer to establish the Company as an independent company. Subsequent to the exchange offer, the Company and The Limited entered into various service agreements for terms ranging from one to three years. The Company has hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. These agreements expire in May 2001. The cost of these services generally is equal to The Limited’s cost in providing the relevant services plus 5% of such costs.

The Company does not anticipate that costs associated with the services provided by The Limited, which expire in May 2001, or costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II—OTHER INFORMATION

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

On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add the Company and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds the Company and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. The Company has moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii transferred the case to Saipan. The motion to dismiss is still pending.

On June 2, 1998, the Company filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company’s merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle’s practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. The Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, the Company filed an appeal in the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal has been fully briefed and is pending, awaiting oral argument before the Sixth Circuit.

The Company is aware of 20 actions that have been filed against the Company and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased the Company’s Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation.

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

3.5
Certificate regarding adoption of amendment to Subsection 1.10(c) of Amended and Restated Bylaws of the Company by the Board of Directors on April 4, 2000, incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

3.6
Amended and Restated Bylaws of the Company (reflecting amendments through April 4, 2000) (for SEC reporting compliance purposes only), incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

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

          10. Material Contracts

10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

10.2
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

10.3
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

10.4
Employment Agreement by and between the Company and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

10.5
Amended and Restated Employment Agreement by and between the Company and Michele S. Donnan-Martin, executed by the Company on November 18, 1999 and by Ms. Donnan-Martin on October 11, 1999, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

10.6
Employment Agreement by and between the Company and Seth R. Johnson dated December 5, 1997, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (Registration No. 333-46423).

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

10.10
Sublease Agreement by and between Victoria’s Secret Stores, Inc. and the Company, dated June 1, 1995 (the “Sublease Agreement”), incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-08231).

10.11	Amendment No. 1 to the Sublease Agreement dated as of May 19, 1998, incorporated by reference to Exhibit 10.11 to the Company’ s Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

10.12
Amended and Restated Employment Agreement by and between the Company and Charles W. Martin, executed by the Company on November 18, 1999 and by Mr. Martin on October 11, 1999, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

10.13	Abercrombie & Fitch, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

10.14	Replacement Promissory Note, dated August 28, 2000, issued by Michael S. Jeffries to the Company.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

27.	Financial Data Schedule

27.1	Financial Data Schedule (Fiscal Quarter Ended July 29, 2000).

27.2	Restated Financial Data Schedule (Fiscal Quarter Ended July 31, 1999).

          (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the fiscal quarter ended July 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
(Registrant)

By /S/ Seth R. Johnson
Seth R. Johnson,
Executive Vice President and Chief
Operating Officer*

Date: September 12, 2000

* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

EXHIBIT INDEX

Exhibit No.	Document
10.14	Replacement Promissory Note, dated August 28, 2000, issued by Michael S. Jeffries to the Company.
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.
27.1	Financial Data Schedule (Fiscal Quarter Ended July 29, 2000).
27.2	Restated Financial Data Schedule (Fiscal Quarter Ended July 31, 1999).