Form 10-Q
period 2000-10-28
ABERCROMBIE & FITCH CO /DE/
filed 2000-12-12
CIK 1018840

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000
                               ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------


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


                Four Limited Parkway East, Reynoldsburg, OH 43068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (614) 577-6500
                                                   ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                        Outstanding at December 4, 2000
----------------------------                    -------------------------------
      $.01 Par Value                                  98,780,179 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

     Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 28, 2000 and October 30, 1999.....................3

         Condensed Consolidated Balance Sheets
                  October 28, 2000 and January 29, 2000.....................4

         Condensed Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 28, 2000 and October 30, 1999.....................5

         Notes to Condensed Consolidated Financial Statements...............6

         Report of Independent Accountants.................................12

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............13


Part II. Other Information

     Item 1.  Legal Proceedings............................................18

     Item 6.  Exhibits and Reports on Form 8-K.............................20

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                                         ABERCROMBIE & FITCH CO.

                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Thousands except per share amounts)

                                               (Unaudited)

                                                        Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                      ------------------------  -------------------------
                                                                   October 30,               October 30,
                                                      October 28,     1999      October 28,      1999
                                                         2000      (Restated)      2000       (Restated)
                                                      -----------  -----------  -----------  -----------
NET SALES                                               $366,885     $286,983     $805,053     $674,172

     Cost of Goods Sold, Occupancy and Buying Costs      218,688      165,097      487,341      399,661
                                                        --------     --------     --------     --------

GROSS INCOME                                             148,197      121,886      317,712      274,511

     General, Administrative and Store Operating
         Expenses                                         77,014       58,476      188,154      157,787
                                                        --------     --------     --------     --------

OPERATING INCOME                                          71,183       63,410      129,558      116,724

     Interest Income, Net                                  1,469        1,684        5,300        4,742
                                                        --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                                72,652       65,094      134,858      121,466

     Provision for Income Taxes                           29,060       26,035       53,940       48,586
                                                        --------     --------     --------     --------

NET INCOME                                              $ 43,592     $ 39,059     $ 80,918     $ 72,880
                                                        ========     ========     ========     ========

NET INCOME PER SHARE:

     Basic                                              $   0.44     $   0.38     $   0.81     $   0.71
                                                        ========     ========     ========     ========
     Diluted                                            $   0.43     $   0.36     $   0.79     $   0.67
                                                        ========     ========     ========     ========

WEIGHTED AVERAGE SHARES
     OUTSTANDING:

     Basic                                                98,969      102,917      100,491      103,098
                                                        ========     ========     ========     ========
     Diluted                                             101,548      107,578      102,375      108,287
                                                        ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ABERCROMBIE & FITCH CO.

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (Thousands)

                                                                 October 28,    January 29,
                                                                    2000            2000
                                                                 -----------    -----------
                                                                 (Unaudited)
                               ASSETS
                               ------

CURRENT ASSETS:
    Cash and Equivalents                                           $ 94,162      $147,908
    Marketable Securities                                                --        45,601
    Accounts Receivable                                              14,596        11,447
    Inventories                                                     122,374        75,262
    Store Supplies                                                   13,845        11,674
    Other                                                             2,960         8,325
                                                                   --------      --------

TOTAL CURRENT ASSETS                                                247,937       300,217

PROPERTY AND EQUIPMENT, NET                                         268,607       146,403

DEFERRED INCOME TAXES                                                11,060        11,060

OTHER ASSETS                                                            420           486
                                                                   --------      --------

TOTAL ASSETS                                                       $528,024      $458,166
                                                                   ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                               $ 54,766      $ 18,714
    Accrued Expenses                                                112,943        85,373
    Income Taxes Payable                                              8,427        33,779
                                                                   --------      --------

TOTAL CURRENT LIABILITIES                                           176,136       137,866

OTHER LONG-TERM LIABILITIES                                           8,290         9,206

SHAREHOLDERS' EQUITY:
    Common Stock                                                      1,033         1,033
    Paid-In Capital                                                 137,612       147,305
    Retained Earnings                                               273,653       192,735
                                                                   --------      --------
                                                                    412,298       341,073

    Less: Treasury Stock, at Average Cost                           (68,700)      (29,979)
                                                                   --------      --------

TOTAL SHAREHOLDERS' EQUITY                                          343,598       311,094
                                                                   --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $528,024      $458,166
                                                                   ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ABERCROMBIE & FITCH CO.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                            Thirty-nine Weeks Ended
                                                           --------------------------
                                                                          October 30,
                                                           October 28,        1999
                                                              2000         (Restated)
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                              $  80,918      $  72,880

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                         21,112         20,919
         Non-Cash Charge for Deferred Compensation              3,386          4,791
         Changes in Assets and Liabilities:
             Inventories                                      (47,112)       (53,303)
             Accounts Payable and Accrued Expenses             34,496         31,362
             Income Taxes                                     (25,352)       (14,395)
             Other Assets and Liabilities                       2,195         (1,589)
                                                            ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      69,643         60,665
                                                            ---------      ---------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                     (114,190)       (56,555)
    Purchase of Marketable Securities                              --        (44,853)
    Proceeds from Maturities of Marketable Securities          45,601             --
    Issuance of Notes                                          (3,000)            --
                                                            ---------      ---------

NET CASH USED FOR INVESTING ACTIVITIES                        (71,589)      (101,408)

FINANCING ACTIVITIES:
    Purchase of Treasury Stock                                (43,929)       (29,884)
    Other Changes in Shareholders' Equity                      (7,871)         2,925
                                                            ---------      ---------

NET CASH USED FOR FINANCING ACTIVITIES                        (51,800)       (26,959)
                                                            ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                          (53,746)       (67,702)
    Cash and Equivalents, Beginning of Year                   147,908        163,564
                                                            ---------      ---------

CASH AND EQUIVALENTS, END OF PERIOD                         $  94,162      $  95,862
                                                            ---------      ---------

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
    Accrual for Construction in Progress                    $  29,126      $  16,380
                                                            =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ABERCROMBIE & FITCH CO.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Abercrombie & Fitch Co. (the "Company") is a specialty retailer of high-quality, casual apparel for men, women and kids with an active, youthful lifestyle.

         The condensed consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of October 28, 2000 and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of October 28, 2000, and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meanings of Sections 7 and 11 of the Act.

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

         The impact of the change on the thirteen week period ended October 30, 1999 is (in thousands except per share amounts):

                                               Impact of
                                             Change in Gift
                              As Previously    Certificate         As
                                Reported        Accounting      Restated
                              -------------  ---------------    --------
Net Sales                        $286,983            --         $286,983
Gross Income                      121,886            --          121,886
General, Administrative and
    Store Operating Expenses       58,663         $ 187           58,476
Interest Income, Net                1,684            --            1,684
Provision for Income Taxes         25,960           (75)          26,035
                                 --------         -----         --------
Net Income                       $ 38,947         $ 112         $ 39,059
                                 ========         =====         ========
Net Income Per Share:
    Basic                        $    .38         $ .00         $    .38
                                 ========         =====         ========
    Diluted                      $    .36         $ .00         $    .36
                                 ========         =====         ========

         The impact of the change on the thirty-nine week period ended October 30, 1999 is (in thousands except per share amounts):

                                               Impact of
                                             Change in Gift
                              As Previously    Certificate         As
                                Reported        Accounting      Restated
                              -------------  ---------------    --------
Net Sales                        $674,172             --        $674,172
Gross Income                      274,511             --         274,511
General, Administrative and
    Store Operating Expenses      162,752        $ 4,965         157,787
Interest Income, Net                4,742             --           4,742
Provision for Income Taxes         46,600         (1,986)         48,586
                                 --------        -------        --------
Net Income                       $ 69,901        $ 2,979        $ 72,880
                                 ========        =======        ========
Net Income Per Share:
    Basic                        $    .68        $   .03        $    .71
                                 ========        =======        ========
    Diluted                      $    .65        $   .02        $    .67
                                 ========        =======        ========

         In addition, certain amounts in prior period financial statements have been reclassified to conform with current year presentation.

2.       ADOPTION OF ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

         In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The effective date of EITF Issue 00-10 is no later than the fourth quarter of fiscal years beginning after December 15, 1999. EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. EITF 00-10 also states that the classification of shipping and handling costs is an accounting policy decision that should be disclosed. A policy of including shipping and handling costs in cost of sales may be adopted. If shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), the amount(s) of such costs and the line item(s) on the income statement that include them should both be disclosed. Currently, the Company classifies shipping and handling revenues and costs as operating expenses. The Company does not expect EITF Issue 00-10 to have a significant effect on its consolidated financial statements.

3.       MARKETABLE SECURITIES

         All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. No marketable securities were held at October 28, 2000. At January 29, 2000, the Company held investments in marketable securities which were classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. All securities held by the Company at January 29, 2000 were corporate debt securities which matured within one year and were stated at amortized cost which approximated market value.

4.       EARNINGS PER SHARE

         Weighted Average Shares Outstanding (in thousands):

                                                      Thirteen Weeks Ended
                                                    --------------------------
                                                    October 28,    October 30,
                                                       2000           1999
                                                    -----------    -----------
Shares of Class A Common Stock issued                 103,300       103,300
Treasury shares                                        (4,331)         (383)
                                                      -------       -------
Basic shares                                           98,969       102,917

Dilutive effect of options and restricted shares        2,579         4,661
                                                      -------       -------
Diluted shares                                        101,548       107,578
                                                      =======       =======


                                                     Thirty-nine Weeks Ended
                                                    -------------------------
                                                    October 28,   October 30,
                                                       2000          1999
                                                    -----------   -----------
Shares of Class A Common Stock issued                 103,300       103,300
Treasury shares                                        (2,809)         (202)
                                                      -------       -------
Basic shares                                          100,491       103,098

Dilutive effect of options and restricted shares        1,884         5,189
                                                      -------       -------
Diluted shares                                        102,375       108,287
                                                      =======       =======


         Options to purchase 8,798,000 and 5,600,000 shares of Class A Common Stock were outstanding at October 28, 2000 and October 30, 1999, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                             October 28,   January 29,
                                                2000          2000
                                             -----------   -----------
Property and equipment, at cost               $364,398      $225,781
Accumulated depreciation and amortization      (95,791)      (79,378)
                                              --------      --------

Property and equipment, net                   $268,607      $146,403
                                              ========      ========

7.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 approximated $80.0 million and $62.6 million, respectively.

8.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate", a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at October 28, 2000 or January 29, 2000.

9.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on the Company's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 were approximately $1.3 million and $1.2 million, respectively.

         On August 28, 2000, the Company loaned $4.5 million to its Chairman of the Board, a major shareholder of the Company, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on May 18, 2001 together with interest at the rate of 6.5% per annum. This note constitutes a replacement of, and substitute for, the promissory notes dated March 1, 2000 and May 19, 2000 in the amounts of $1.5 million and $3.0 million, respectively, which were cancelled.

10.      CONTINGENCIES

         The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors
and Shareholders of
Abercrombie & Fitch Co.

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and Subsidiaries (the "Company") as of October 28, 2000, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PricewaterhouseCoopers LLP
Columbus, Ohio
November 7, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 2000, net sales increased 28% to $366.9 million from $287.0 million a year ago. Operating income improved to $71.2 million in the third quarter of 2000 from $63.4 million in the third quarter of 1999. Earnings per diluted share were $.43 in the third quarter of 2000 compared to $.36 a year ago. Year-to-date earnings per diluted share were $.79 in 2000 compared to $.67 in 1999.

Financial Summary
-----------------

The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 28, 2000 to the comparable 1999 periods:

                                              Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                      ------------------------------------      -----------------------------------------
                                      October 28,   October 30,                 October 28,   October 30,
                                         2000          1999        Change          2000          1999        Change
                                      -----------   -----------    -------      -----------   -----------    -------
Comparable store sales                    (3)%            11%                          (5)%        15%

Retail sales increase
  attributable to new and
  remodeled stores, magazine,
  catalogue and web sites                  31%            14%                          24%         17%

Retail sales per average gross
  square foot                          $  139         $  147            (5)%       $  324      $  352           (8)%

Retail sales per average store
  (thousands)                          $1,155         $1,314           (12)%       $2,724      $3,169          (14)%

Average store size at end of
  quarter (gross square feet)           8,178          8,875            (8)%

Gross square feet at end of
  quarter (thousands)                   2,658          1,952            36%

Number of stores:

Beginning of period                       294            208                          250         196
  Opened                                   31             12                           75          24
  Closed                                   --             --                           --          --
                                       -------        ------                      -------      ------

End of period                             325            220                          325         220
                                       =======        ======                      =======      ======

Net Sales
---------

Net sales for the third quarter of 2000 increased 28% to $366.9 million from $287.0 million in 1999. The increase was due to the addition of new stores offset by a 3% decline in comparable store sales. The decline in comparable store sales was primarily due to comparable store sales decreases in the men's business. Comparable store sales were positive in the women's business for the quarter. The Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's web sites accounted for 2.5% of net sales in the third quarter of 2000 as compared to 2.0% last year.

Year-to-date net sales were $805.1 million, an increase of 19%, from $674.2 million for the same period in 1999. Sales growth resulted from the addition of new stores offset by a 5% decline in comparable store sales. The Company's catalogue, A&F Quarterly and the Company's web sites represented 2.7% of 2000 year-to-date net sales as compared to 2.2% last year.

Gross Income
------------

Gross income, expressed as a percentage of net sales, decreased to 40.4% for the third quarter of 2000 from 42.5% for the same period in 1999. The decrease was attributable to lower merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to lower initial markups (IMU) and higher freight costs. The most significant reduction in IMU was a change in the sales mix. During the quarter, a lower proportion of sales were in higher IMU categories.

The 2000 year-to-date gross income, expressed as a percentage of net sales, decreased to 39.5% from 40.7% for the comparable period in 1999. The decrease was attributable to lower merchandise margins.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 21.0% in the third quarter of 2000 as compared to 20.4% for the same period in 1999. The increase in the percentage was primarily due to the inability to leverage fixed expenses as a result of the decrease in comparable store sales.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 23.4% for the year-to-date periods in 2000 and 1999.

Operating Income
----------------

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 19.4% and 16.1%, in 2000, down from 22.1% and 17.3% for the comparable periods in 1999. The decline in operating income as a percentage of sales in these periods is primarily a result of lower gross income percentages. In the third quarter, higher general, administrative and store operating expenses, expressed as a percentage of net sales, also added to the decrease in the operating income percentage.

Interest Income, Net
--------------------

Third quarter and year-to-date 2000 net interest income was $1.5 million and $5.3 million as compared with $1.7 million and $4.7 million for the comparable periods last year. Net interest income in 2000 and 1999 was primarily from short-term investments.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities provides the resources to support operations including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                           October 28,   January 29,
                               2000         2000
                           -----------   -----------
Working capital              $ 71,801     $162,351
                             ========     ========

Capitalization:
    Shareholders' equity     $343,598     $311,094
                             ========     ========

Net cash provided by operating activities totaled $69.6 million for the thirty-nine weeks ended October 28, 2000 versus $60.7 million in the comparable period in 1999. Cash was provided primarily by the increase in current year net income adjusted for depreciation and amortization and increased accounts payable and accrued expenses needed to support the growth in inventories from January 29, 2000. Cash was used primarily for higher tax payments on increased earnings and to fund inventory purchases required to support the addition of new stores.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were primarily for capital expenditures related to new and remodeled stores (net of construction allowances) and the construction costs of the new office and distribution center. In 2000, capital expenditures were partially offset by maturities of marketable securities.

Financing activities during 2000 and 1999 consisted primarily of the repurchase of 3,550,000 and 743,500 shares of the Company's Class A Common Stock pursuant to previously authorized stock repurchase programs. The Company is authorized to repurchase an additional 2,450,000 shares under the current repurchase program.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores and the construction of a new office and distribution center, totaled $114.2 million for the thirty-nine weeks ended October 28, 2000 compared to $56.6 million for the comparable period in 1999. Additionally, the non-cash accrual for construction in progress totaled $29.1 million in 2000 and $16.4 million in 1999. Expenditures related to the new office and distribution center accounted for $76.6 million of total capital expenditures in 2000, of which $17.9 million was non-cash accrual for construction in progress.

The Company anticipates spending $160 to $170 million in 2000 for capital expenditures, of which $65 to $70 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of the new office and distribution center which is expected to be completed by early 2001. The Company intends to add approximately 670,000 gross retail square feet in 2000, which will represent a 31% increase over year-end 1999. It is anticipated that the increase will result from the net addition of approximately 49 new Abercrombie & Fitch stores, 49 abercrombie stores and the remodeling and/or expansion of four stores. Additionally, the Company has opened four Hollister Co. stores and plans to open one additional Hollister Co. store in 2000. Hollister Co. stores are expected to average approximately 6,000 gross retail square feet per store.

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

Relationship with The Limited
-----------------------------

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

         On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief.

         On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add the Company and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds the Company and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. The Company has moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000, denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs have filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. Ninth Circuit Court of Appeals. The Motion for Emergency Stay was granted on November 3, 2000. The Petition for a Writ of Mandamus remains pending. The motion to dismiss is still pending.

         On June 2, 1998, the Company filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. The Company filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, the Company filed an appeal in the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit") regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal has been fully briefed and oral arguments were held before the Sixth Circuit. The Company is awaiting a decision.

         The Company is aware of 20 actions that have been filed against the Company and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased the Company's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the

         Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in the Company's securities, as lead plaintiff, and appointing lead counsel in the consolidated action.

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

                  4.2 First Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

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

                  10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through October 26, 2000 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

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

                  10.6 Employment Agreement by and between the Company and Seth R. Johnson dated December 5, 1997, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 333-46423).

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

                  10.10 Sublease Agreement by and between Victoria's Secret Stores, Inc. and the Company, dated June 1, 1995 (the "Sublease Agreement"), incorporated by reference to
                           Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-08231).

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

                  10.14 Replacement Promissory Note, dated August 28, 2000, issued by Michael S. Jeffries to the Company, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000.

         15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

         27.      Financial Data Schedule

                  27.1 Financial Data Schedule (Year-to-Date Period Ended October 28, 2000).

                  27.2 Restated Financial Data Schedule (Year-to-Date Period Ended October 30, 1999).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fiscal quarter ended October 28, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABERCROMBIE & FITCH CO.
                                              (Registrant)



                                          By  /S/ Seth R. Johnson
                                              ----------------------------------
                                              Seth R. Johnson,
                                              Executive Vice President and Chief
                                              Operating Officer*


Date: December 12, 2000


----------

* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX
                                  -------------


   Exhibit No.    Document
   -----------    --------

     10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through October 26, 2000 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

     27.1         Financial Data Schedule (Year-to-Date Period Ended October 28,
                  2000).

     27.2 Restated Financial Data Schedule (Year-to-Date Period Ended October 30, 1999).