Form 10-K405
period 2001-02-03
ABERCROMBIE & FITCH CO /DE/
filed 2001-04-20
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                   -----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2001
                          ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


6301 Fitch Path, New Albany, OH                            43054
-------------------------------                    ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (614) 283-6500
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class                                   Name of each exchange on which registered
     -------------------                                   -----------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days. Yes X   No
                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant as of April 6, 2001: $3,435,705,828.
                                                      --------------

Number of shares outstanding of the registrant's common stock as of April 6, 2001: 99,082,609 shares of Class A Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2001 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL.

Abercrombie & Fitch Co., a Delaware corporation ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is principally engaged in the purchase, distribution and sale of men's, women's and kids' casual apparel. The Company's retail activities are conducted under the Abercrombie & Fitch and abercrombie trade names through retail stores, a catalogue, a magazine/catalogue and a web site, all bearing some form of the Company name. Retail activities are also conducted under the Hollister Co. trade name through retail stores and a lifestyle web site. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS.

General.
-------

A&F was incorporated on June 26, 1996, and on July 15, 1996, acquired the stock of Abercrombie & Fitch Holdings Corporation, the parent company of the Abercrombie & Fitch business and A&F Trademark, Inc., in exchange for 43 million shares of Class B Common Stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 16.1 million shares of A&F's Class A Common Stock was consummated on October 1, 1996 and, as a result, approximately 84.2% of the outstanding common stock of A&F was owned by The Limited.

On February 17, 1998, a registration statement was filed with the Securities and Exchange Commission in connection with a plan to establish A&F as a fully independent company via a tax-free exchange offer (the "Exchange Offer") pursuant to which The Limited stockholders were given an opportunity to exchange shares of The Limited for shares of A&F. The Exchange Offer was completed on May 19, 1998 and The Limited subsequently effected a pro rata spin-off of all of its remaining shares of A&F. Subsequent to the Exchange Offer, A&F and The Limited entered into service agreements which addressed among other things, tax, information technology, store design and construction, use of distribution and home office space and transportation and logistic services. These agreements had terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those service agreements which expired in May 1999. The service agreement for use of distribution space terminates in April 2001 as the Company completed the transition to its new distribution center in February 2001. The service agreements that remain in effect through May 2001 provide for the continued use of the Company's home office space and transportation and logistics services. The Company will complete its transition to a new home office and begin providing all of its own transportation and logistics services by the time these service agreements expire.

At the end of fiscal year 2000, the Company operated 354 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

          Fiscal            Beginning
           Year              of Year       Opened      Closed      End of Year
           ----              -------       ------      ------      -----------
           1996                100           29          (2)           127
           1997                127           30          (1)           156
           1998                156           41          (1)           196
           1999                196           54                        250
           2000                250           104                       354

During fiscal year 2000, the Company purchased merchandise from approximately 100 suppliers and factories located throughout the world. In fiscal year 2000, the Company sourced approximately 9% of its apparel merchandise through Wooliston Garment, Inc. In addition to purchases from Wooliston, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. Excluding purchases from Wooliston, no more than 5% of the merchandise purchased by the Company originated from any single manufacturer.

Most of the merchandise and related materials for the Company's stores are shipped to a distribution center, where the merchandise is received and inspected. During fiscal year 2000, the Company leased a distribution center owned by The Limited and located in Reynoldsburg, Ohio. Under the service agreement with The Limited, The Limited distributed merchandise and related materials using common and contract carriers to the Company's stores. The Company paid outbound freight for stores to an affiliate of The Limited based on cartons shipped. In February 2001, the Company transitioned from the distribution center owned by The Limited to its own newly completed distribution center located in New Albany, Ohio. In February 2001, most of the transportation and logistics services provided by The Limited under the service agreement were also transitioned to the Company. In May 2001, the Company expects to complete the transition process.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas selling periods. During fiscal year 2000, the highest inventory level approximated $147.9 million at the November 2000 month-end and the lowest inventory level approximated $82.1 million at the February 2000 month-end.

Merchandise sales are paid for by cash, personal check, gift certificate and gift card redemption or credit cards issued by third parties, including a private label credit card. The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company, including its respective target markets.

The Company is a specialty retailer of quality, casual, classic American sportswear, targeted to men and women approximately 15-50 years of age and kids approximately 7-14 years of age. The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear who placed a premium on complete customer satisfaction with each item sold. The parent company of the Abercrombie & Fitch business was acquired by The Limited in 1988 and in 1992, Abercrombie & Fitch was repositioned as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In re-establishing the Abercrombie & Fitch brand, A&F combined its historical image for quality with a new emphasis on casual American style and youthfulness.

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

ASSOCIATE RELATIONS.

On February 3, 2001, the Company employed approximately 13,900 associates (none of whom were parties to a collective bargaining agreement), approximately 11,700 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.  PROPERTIES.

During fiscal year 2000, the Company's headquarters and support functions (consisting of office, distribution and shipping facilities) were located in Reynoldsburg, Ohio and were owned by The Limited and leased by the Company under leases expiring in 2001. The Company's new distribution and shipping facilities were completed in February 2001 and the home office was completed in April 2001. The new headquarters and support functions are located in New Albany, Ohio.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2001 and 2014.

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

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds A&F and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F has moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000, denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. Ninth Circuit Court of Appeals. The Motion for Emergency Stay was granted on November 3, 2000. Oral argument with respect to the Petition for a Writ of Mandamus was held March 14, 2001 before the Ninth Circuit and on March 22, 2001, the Ninth Circuit issued an order denying the Petition for a Writ of Mandamus. The motion to dismiss is still pending.

On June 2, 1998, A&F filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the Abercrombie & Fitch brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. A&F filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, A&F filed an appeal in the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit") regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal has been fully briefed and oral arguments were held before the Sixth Circuit on December 7, 2000. A&F is awaiting a written decision.

A&F is aware of 20 actions that have been filed against A&F and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities

Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F's securities, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. A&F and other defendants filed motions to dismiss the Amended Complaint on February 14, 2001.

A&F believes that the actions against it are without merit and intends to defend vigorously against them. However, A&F does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

In addition, the United States Securities and Exchange Commission initiated a formal investigation regarding trading in the securities of A&F and the disclosure of sales forecasts in October 1999, and the Ohio Division of Securities requested information from A&F regarding these same matters. A&F has cooperated in the investigations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of April 6, 2001.

Michael S. Jeffries, 56, has been Chairman of the Board and Chief Executive Officer since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer. Mr. Jeffries has also been a director of A&F since 1996.

Seth R. Johnson, 47, has been Executive Vice President-Chief Operating Officer since February 2000. Prior thereto, Mr. Johnson had been Vice President-Chief Financial Officer since 1992. Mr. Johnson has been a director of A&F since 1998.

Diane Chang, 45, has been Senior Vice President-Sourcing since February 2000. Prior thereto, she held the position of Vice President-Sourcing from May 1998 to February 2000 and for six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President - Manufacturing at J. Crew, Inc.

Raymond C. Attanasio, 49, has been Senior Vice President, General Merchandise Manager for Abercrombie & Fitch Men's and Boys' since January 2001. Prior thereto, Mr. Attanasio was Senior Vice President-Human Resources from February 2000 to January 2001 and was Vice President-Human Resources from August 1998 to February 2000. Mr. Attanasio also held the position of Vice President-General Merchandising Manager-Men's at J. Crew, Inc. from May 1991 to June 1998.

Leslee K. O'Neill, 40, has been Senior Vice President-Planning & Allocation since February 2000. Prior thereto, Ms. O'Neill held the position of Vice President-Planning & Allocation from February 1994 to February 2000.

Wesley S. McDonald, 38, has been Vice President-Chief Financial Officer since June 2000. Prior thereto, Mr. McDonald held a variety of positions in finance and distribution at Target Corporation from 1988 to May 2000. His last position at Target Corporation was Director-Information Systems Finance and Administration.

The executive officers serve at the pleasure of the Board of Directors of A&F and in the case of Messrs. Jeffries and Johnson, pursuant to employment agreements.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following is a summary of A&F's sales prices as reported on the New York Stock Exchange ("ANF") for the 2000 and 1999 fiscal years:


                                                                     Sales Price
                                                     --------------------------------------------
                                                            High                     Low
                                                     --------------------    --------------------

                   2000 Fiscal Year
                   ------------------------------
                   4th Quarter                              $31.31                  $14.75
                   3rd Quarter                              $26.56                  $15.31
                   2nd Quarter                              $16.69                  $ 8.00
                   1st Quarter                              $24.50                  $10.06

                   1999 Fiscal Year
                   ------------------------------
                   4th Quarter                              $32.56                  $19.56
                   3rd Quarter                              $43.25                  $21.00
                   2nd Quarter                              $49.69                  $36.50
                   1st Quarter                              $50.75                  $35.25

Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999 to shareholders of record at the close of business on May 25, 1999.

A&F has not paid dividends on its shares of Class A Common Stock in the past and does not presently plan to pay dividends on the shares. It is presently anticipated that earnings will be retained and reinvested to support the growth of the Company's business. The payment of any future dividends on shares will be determined by the A&F Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

On February 3, 2001, there were approximately 7,000 shareholders of record. However, when including active associates who participate in A&F's stock purchase plan, associates who own shares through A&F sponsored retirement plans and others holding shares in broker accounts under street name, A&F estimates the shareholder base at approximately 65,000.

ITEM 6.  SELECTED FINANCIAL DATA.

                               ABERCROMBIE & FITCH

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)


FISCAL YEAR                                  2000*        1999        1998       1997       1996      1995*       1994
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                  $1,237,604   $1,030,858   $805,180   $513,109   $329,800   $232,415   $163,156
--------------------------------------------------------------------------------------------------------------------------
Gross Income                                 $509,375     $450,383   $331,354   $191,890   $118,194    $76,550    $54,513
--------------------------------------------------------------------------------------------------------------------------
Operating Income                             $253,652     $242,064   $166,958    $84,125    $45,993    $23,798    $13,751
--------------------------------------------------------------------------------------------------------------------------
Operating Income as a
   Percentage of Sales                          20.5%        23.5%      20.7%      16.4%      13.9%      10.2%       8.4%
--------------------------------------------------------------------------------------------------------------------------
Net Income                                   $158,133     $149,604   $102,062    $48,322    $24,674    $14,298     $8,251
--------------------------------------------------------------------------------------------------------------------------
Net Income as a
   Percentage of Sales                          12.8%        14.5%      12.7%       9.4%       7.5%       6.2%       5.1%
--------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (1)
Net Income Per Basic Share                      $1.58        $1.45       $.99       $.47       $.27       $.17       $.10
--------------------------------------------------------------------------------------------------------------------------
Net Income Per Diluted Share                    $1.55        $1.39       $.96       $.47       $.27       $.17       $.10
--------------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
   Outstanding                                102,156      107,641    106,202    102,956     91,520     86,000     86,000
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                                 $587,516     $458,166   $319,161   $183,238   $105,761    $87,693    $58,018
--------------------------------------------------------------------------------------------------------------------------
Return on Average Assets                          30%          38%        41%        33%        26%        20%        15%
--------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                         $153,481      $73,377    $37,483    $29,486    $24,323    $24,526    $12,603
--------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                      -            -          -    $50,000    $50,000          -          -
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)               $422,700     $311,094   $186,105    $58,775    $11,238  $(22,622)  $(37,070)
--------------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase
(Decrease)                                       (7%)          10%        35%        21%        13%         5%        15%
--------------------------------------------------------------------------------------------------------------------------
Retail Sales Per Average Gross Square
   Foot                                          $474         $505       $476       $370       $301       $286       $280
--------------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                       354          250        196        156        127        100         67
--------------------------------------------------------------------------------------------------------------------------
Gross Square Feet                           2,849,000    2,174,000  1,791,000  1,522,000  1,229,000    962,000    665,000
--------------------------------------------------------------------------------------------------------------------------
Number of Associates                           13,900       11,300      9,500      6,700      4,900      3,000      2,300
--------------------------------------------------------------------------------------------------------------------------
*Fifty-three week fiscal year.

(1) Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the fourth quarter of the 2000 fiscal year were $439.4 million, an increase of 21% from $363.7 million for the fourth quarter a year ago. Operating income was $124.1 million compared to $125.3 million last year. Net income per diluted share was $.76, up 4% from $.73 last year.

Net sales for the 2000 fiscal year increased 20% to $1.24 billion from $1.03 billion last year. Operating income for the year increased 5% to $253.7 million from $242.1 million in 1999. Net income per diluted share was $1.55 compared to $1.39 a year ago, an increase of 12%.

FINANCIAL SUMMARY

The following summarized financial data compares the 2000 fiscal year to the comparable periods for 1999 and 1998:


                                                                                                     % Change
                                                                                          --------------------------------
                                              2000             1999            1998         2000-1999       1999-1998
                                         ---------------- --------------- ------------------------------------------------
Net sales (millions)                         $1,237.6        $1,030.9           $805.2            20%              28%
Increase (decrease) in comparable
     store sales                                 (7%)             10%              35%
Retail sales increase attributable
    to new and remodeled stores,
    magazine, catalogue and web site              27%             18%              22%
Retail sales per average gross
    square foot                                  $474            $505             $476           (6%)               6%
Retail sales per average store
     (thousands)                               $3,944          $4,487           $4,484          (12%)               -
Average store size at year-end
    (gross square feet)                         8,047           8,695            9,140           (7%)              (5%)
Gross square feet at year-end
    (thousands)                                 2,849           2,174            1,791            31%              21%

Number of stores:
   Beginning of year                              250             196              156
     Opened                                       104              54               41
     Closed                                         -               -              (1)
                                         ---------------- --------------- ----------------
   End of year                                    354             250              196
                                         ================ =============== ================

NET SALES

Fourth quarter 2000 net sales increased 21% to $439.4 million from $363.7 million in 1999. The increase was due to the addition of new stores offset by a 9% decline in comparable store sales. The decline in comparable store sales, based on a 14 week quarter for both 2000 and 1999, was primarily due to comparable store sales decreases in the men's graphic tees and pants departments. Comparable store sales were positive in the women's business for the quarter based on strong increases in the sweaters, denim and outerwear departments. The Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's web sites accounted for 5.0% of net sales in the fourth quarter of 2000 as compared to 3.8% in 1999.

Net sales for the fourth quarter of 1999 increased 21% to $363.7 million from $300.1 million in 1998. The increase was primarily due to the addition of new stores and a comparable store sales increase of 3%. Comparable store increases were driven by men's pants and knits while the women's knit business was very strong. The Company's catalogue, the A&F Quarterly and the Company's web site accounted for 3.8% of net sales in the fourth quarter of 1999 as compared to 2.2% in 1998.

Net sales for the 2000 fiscal year increased 20% to $1.24 billion from $1.03 billion in 1999. The sales increase was attributable to the addition of 104 stores offset by a 7% comparable store sales decrease. The decline in comparable store sales, based on a 53 week fiscal year for both 2000 and 1999, was across both the men's and women's businesses. During the year, the assortment in each business was repositioned to be more balanced and less focused on graphics and included items at key opening price points. The Company's catalogue, the A&F Quarterly and the Company's web sites represented 3.8% of 2000 net sales compared to 2.9% last year.

Net sales for the 1999 fiscal year increased 28% to $1.03 billion from $805.2 million in 1998. Sales growth resulted from a comparable store sales increase of 10% and the addition of 54 new stores. Comparable store sales increases were driven by both men's and women's knits and pants. Net retail sales per gross square foot for the Company increased 6%, principally from an increase in the number of transactions per store. The Company's catalogue, the A&F Quarterly and the Company's web site represented 2.9% of 1999 net sales compared to 2.0% of 1998 net sales.

GROSS INCOME

For the fourth quarter of 2000, gross income, expressed as a percentage of net sales, decreased to 46.2% from 50.9% for the same period in 1999. The decrease was attributable to lower merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to lower initial markups (IMU) and higher markdowns. The IMU was affected by both a change in sales mix and the planned strategy of offering lower opening price points in key product classifications.

Gross income, expressed as a percentage of net sales, increased to 50.9% for the fourth quarter of 1999 from 48.3% for the same period in 1998. The increase was attributable to higher merchandise margins, resulting from higher IMU, and improved control of store inventory shrinkage and merchandise freight costs. The Company also achieved some leverage in buying and occupancy costs, expressed as a percentage of net sales.

For the year, the gross income rate decreased to 41.2% in 2000 from 43.7% in 1999. The decrease was attributable to lower merchandise margins, primarily due to lower IMU caused by both a change in sales mix and the planned strategy of offering lower opening price points in key product classifications.

In 1999, the gross income rate increased to 43.7% from 41.2% in 1998. Merchandise margins, expressed as a percentage of net sales, increased due to slightly higher IMU across most merchandise categories. In addition, buying and occupancy costs, expressed as a percentage of net sales, declined slightly due to leverage achieved from comparable store sales increases. The Company also improved the gross income rate through reduced freight costs and enhanced store inventory control procedures which reduced shrink cost.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 17.9% in the fourth quarter of 2000 and 16.4% in the comparable period in 1999. The increase in the percentage was primarily due to the inability to leverage fixed expenses as a result of the decrease in comparable store sales. The increase was also due to planned one-time expenses related to the Company's move to a new home office and distribution center. The increases were offset by tightly controlled headcount additions, travel expenses, store payroll hours, outside services and compensation expense related to management bonuses.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 16.4% in the fourth quarter of 1999 as compared to 15.4% for the same period in 1998. The increase in the percentage was primarily due to a change in the accounting for gift certificates and gift cards. This was partially offset by lower compensation expenses related to management bonuses and restricted share grants awarded to key executives of the Company. Additionally, the Company did not incur expenses related to service agreements with The Limited, Inc. that expired prior to the fourth quarter of 1999 and emphasized tighter expense control in travel, relocation and legal expenses.

General, administrative and store operating expenses for the year, expressed as a percentage of net sales, were 20.7%, 20.2% and 20.4% in 2000, 1999 and 1998, respectively. The rate has increased in 2000 primarily due to the inability to leverage fixed expenses as a result of the decrease in comparable store sales. The increase was partially offset by the Company's continued focus on discretionary expense controls. The 1999 improvement was due to the control of expenses and favorable leveraging of expenses due to higher comparable store sales.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 28.2% and 20.5% for the fourth quarter and fiscal year of 2000, respectively, compared to 34.5% and 23.5% for the same periods in 1999. The decline in operating income as a percentage of sales in these periods is primarily a result of lower gross income percentages. Higher general, administrative and store operating expenses also added to the decrease in the operating income percentage of net sales.

Operating income, expressed as a percentage of net sales, was 34.5% and 23.5% for the fourth quarter and fiscal year of 1999, respectively, compared to 32.9% and 20.7% for the same periods in 1998. The improvement was the result of higher gross income coupled with lower general, administrative and store operating expenses, expressed as a percentage of net sales. Sales volume and gross income increased at a faster rate than general, administrative and store operating expenses due to the Company's emphasis on cost controls.

INTEREST INCOME/EXPENSE

Net interest income was $2.5 million in the fourth quarter of 2000 and $7.8 million for all of 2000 compared with net interest income of $2.5 million and $7.3 million for the corresponding periods last year. Net interest income in 2000 and 1999 was primarily from short-term investments.

FINANCIAL CONDITION

The Company's continuing growth in net income provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities provides the resources to support operations, including seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                                                    2000               1999              1998
                                                              -----------------   ---------------- -----------------
Working capital                                                       $149,000           $162,351           $95,890
                                                              =================   ================ =================

Capitalization
     Shareholders' equity                                             $422,700           $311,094          $186,105
                                                              =================   ================ =================

The Company considers the following to be measures of liquidity and capital resources:


                                                                    2000               1999              1998
                                                              -----------------   ---------------- -----------------
Current ratio (current assets divided by current
     liabilities)                                                  1.96               2.18              1.78
Cash flow to capital investment (net cash
     provided by operating activities divided
     by capital expenditures)                                       99%               208%              451%


Net cash provided by operating activities totaled $151.2 million, $152.8 million and $169.0 million for 2000, 1999 and 1998, respectively. Cash was provided primarily by current year net income adjusted for depreciation and amortization, and increased accounts payable and accrued expenses needed to support the growth in inventories. Cash was used primarily to fund inventory purchases required to support the addition of new stores and the investment in new women's categories, including underwear, gymwear and fragrances. The inventory increase is also due to the timing of spring deliveries as a result of the 2000 fiscal year having 53 weeks. Additionally, cash used for income taxes increased due to the timing of income tax payments.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were primarily for capital expenditures related to new and remodeled stores (net of construction allowances) and the construction costs of the new office and distribution center. In 2000 and 1999, investing activities also included maturities and purchases of marketable securities.

Financing activities during 2000 and 1999 consisted primarily of the repurchase of 3,550,000 shares and 1,510,000 shares, respectively, of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. A&F is authorized to repurchase up to an additional 2,450,000 shares under the current repurchase program.

In 1998, financing activities consisted primarily of the repayment of $50 million long-term debt to The Limited. This occurred through the issuance of 1.2 million shares of Class A Common Stock to The Limited with the remaining balance paid with cash from operations. Additionally, settlement of the intercompany balance between the Company and The Limited occurred on May 19, 1998. During 1998, A&F also repurchased 490 thousand shares of Class A Common Stock.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores and the construction of a new office and distribution center, totaled $153.5 million, $73.4 million and $37.5 million for 2000, 1999 and 1998, respectively. Additionally, the noncash accrual for construction in progress totaled $9.5 million, $10.4 million and $4.4 million in 2000, 1999 and 1998, respectively. Expenditures related to the new office and distribution center accounted for $92.3 million of total capital expenditures in 2000, of which $12.9 million was noncash accrual for construction in progress.

The Company anticipates spending $105 to $115 million in 2001 for capital expenditures, of which $85 to $95 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the construction of the new home office and distribution center. The distribution center was completed in February 2001 and the home office was completed in April 2001. The Company intends to add approximately 825,000 gross square feet in 2001, which will represent a 29% increase over year-end 2000. It is anticipated the increase will result from the addition of approximately 50 new Abercrombie & Fitch stores, 60 abercrombie stores and 20 Hollister Co. stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 2001 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened in 2001 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company is in the early stages of developing Hollister Co. As a result, current average costs for leasehold improvements, furniture and fixtures and inventory purchases are not representative of future costs.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

RELATIONSHIP WITH THE LIMITED

Effective May 19, 1998, The Limited, Inc. ("The Limited") completed a tax-free exchange offer to establish A&F as an independent company. Subsequent to the exchange offer (see Note 1 to the Consolidated Financial Statements), A&F and The Limited entered into various service agreements for terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. The distribution space agreement terminates in April 2001. The home office space service agreement expires in May 2001. The agreement for transportation and logistic services will also expire in May 2001, although most of these services have already been transitioned to the Company. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

The Company does not anticipate that costs incurred to replace the services provided by The Limited will have a material adverse impact on its financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended and clarified by SFAS No. 138, is effective for the Company's 2001 fiscal year. It requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. The adoption of this standard had no impact on the Company's financial position or results of operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

A&F cautions that any forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-K or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash and equivalents in financial instruments with original maturities of three months or less. These financial instruments bear interest at fixed rates and are subject to interest rate risk through lost income should interest rates increase. The Company does not enter into financial instruments for trading purposes.

As of February 3, 2001, the Company has no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material affect on the Company's financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)


                                                                             2000           1999          1998
                                                                         -------------  -------------  ------------

NET SALES                                                                  $1,237,604     $1,030,858      $805,180

     Cost of Goods Sold, Occupancy and Buying Costs                           728,229        580,475       473,826
                                                                         -------------  -------------  ------------

GROSS INCOME                                                                  509,375        450,383       331,354

     General, Administrative and Store Operating Expenses                     255,723        208,319       164,396
                                                                         -------------  -------------  ------------

OPERATING INCOME                                                              253,652        242,064       166,958

     Interest Income, Net                                                     (7,801)        (7,270)       (3,144)
                                                                         -------------  -------------  ------------

INCOME BEFORE  INCOME TAXES                                                   261,453        249,334       170,102

     Provision for Income Taxes                                               103,320         99,730        68,040
                                                                         -------------  -------------  ------------

NET INCOME                                                                   $158,133       $149,604      $102,062
                                                                         =============  =============  ============

NET INCOME PER SHARE:
     BASIC                                                                      $1.58          $1.45          $.99
                                                                         =============  ============   ============
     DILUTED                                                                    $1.55          $1.39          $.96
                                                                         =============  =============  ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS


(Thousands)
                                                                                February 3,           January 29,
                                                                                   2001                  2000
                                                                              ----------------      ----------------
ASSETS
------
CURRENT ASSETS:
  Cash and Equivalents                                                               $137,581              $147,908
  Marketable Securities                                                                 -                    45,601
  Receivables                                                                          15,829                11,447
  Inventories                                                                         120,997                75,262
  Store Supplies                                                                       17,817                11,674
  Other                                                                                11,338                 8,325
                                                                              ----------------      ----------------
TOTAL CURRENT ASSETS                                                                  303,562               300,217

PROPERTY AND EQUIPMENT, NET                                                           278,785               146,403

DEFERRED INCOME TAXES                                                                   4,788                11,060

OTHER ASSETS                                                                              381                   486
                                                                              ----------------      ----------------
TOTAL ASSETS                                                                         $587,516              $458,166
                                                                              ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                                    $33,942               $18,714
  Accrued Expenses                                                                    101,302                85,373
  Income Taxes Payable                                                                 19,318                33,779
                                                                              ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                             154,562               137,866

OTHER LONG-TERM LIABILITIES                                                            10,254                 9,206

SHAREHOLDERS' EQUITY:
  Common Stock                                                                          1,033                 1,033
  Paid-In Capital                                                                     136,490               147,305
  Retained Earnings                                                                   350,868               192,735
                                                                              ----------------      ----------------
                                                                                      488,391               341,073
   Less:  Treasury Stock, at Average Cost                                            (65,691)              (29,979)
                                                                              ----------------      ----------------
TOTAL SHAREHOLDERS' EQUITY                                                            422,700               311,094
                                                                              ----------------      ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $587,516              $458,166
                                                                              ================      ================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


 (Thousands)
                                               Common Stock
                                         -------------------------
                                                                                               Treasury
                                                                                  Retained     Stock, at        Total
                                             Shares        Par       Paid-In      Earnings      Average     Shareholders'
                                          Outstanding     Value      Capital     (Deficit)       Cost          Equity
                                         --------------- --------- ------------ ------------- ------------ ----------------
Balance, January 31, 1998                       102,018    $1,022     $117,461     $(58,931)       $(777)          $58,775
Purchase of Treasury Stock                        (490)         -            -             -     (11,240)         (11,240)
Net Income                                            -         -            -       102,062            -          102,062
Issuance of Common Stock                          1,200        11       25,870             -            -           25,881
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -          329             -            -              329
Stock Options, Restricted Stock
     and Other                                       86         -         (34)             -       10,332           10,298
                                         --------------- --------- ------------ ------------- ------------ ----------------
Balance, January 30, 1999                       102,814    $1,033     $143,626       $43,131     $(1,685)         $186,105
Purchase of Treasury Stock                      (1,510)         -            -             -     (50,856)         (50,856)
Net Income                                            -         -            -       149,604            -          149,604
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -        9,389             -            -            9,389
Stock Options, Restricted Stock
     and Other                                      700         -      (5,710)             -       22,562           16,852
                                         --------------- --------- ------------ ------------- ------------ ----------------
Balance, January 29, 2000                       102,004    $1,033     $147,305      $192,735    $(29,979)         $311,094
Purchase of Treasury Stock                      (3,550)         -            -             -     (43,929)         (43,929)
Net Income                                            -         -            -       158,133            -          158,133
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -          462             -            -              462
Stock Options, Restricted Stock
     and Other                                      342         -     (11,277)             -        8,217          (3,060)
                                         --------------- --------- ------------ ------------- ------------ ----------------
Balance, February 3, 2001                        98,796    $1,033     $136,490      $350,868    $(65,691)         $422,700
                                         =============== ========= ============ ============= ============ ================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


     (Thousands)
                                                                            2000              1999             1998
                                                                        --------------    -------------    --------------
     OPERATING ACTIVITIES:
       Net income                                                            $158,133         $149,604          $102,062
       Impact of Other Operating Activities on Cash Flows:
           Depreciation and Amortization                                       30,731           27,721            20,946
           Noncash Charge for Deferred Compensation                             4,340            5,212            11,497
           Changes in Assets and Liabilities:
              Inventories                                                    (45,735)         (31,270)          (10,065)
              Accounts Payable and Accrued Expenses                            21,626            4,999            33,137
              Income Taxes                                                    (8,420)            9,258            11,087
              Other Assets and Liabilities                                    (9,486)         (12,773)               355
                                                                        --------------    -------------    --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                151,189          152,751           169,019
                                                                        --------------    -------------    --------------
     INVESTING ACTIVITIES:
       Capital Expenditures                                                 (153,481)         (73,377)          (37,483)
       Proceeds from Maturities of Marketable Securities                       45,601           11,332                 -
       Purchase of Marketable Securities                                            -         (56,933)                 -
       Note Receivable                                                        (3,000)          (1,500)                 -
                                                                        --------------    -------------    --------------
     NET CASH USED FOR INVESTING ACTIVITIES                                 (110,880)        (120,478)          (37,483)
                                                                        --------------    -------------    --------------
     FINANCING ACTIVITIES:
       Settlement of Balance with The Limited                                       -                -            23,785
       Net Proceeds from Issuance of Common Stock                                   -                -            25,875
       Repayment of Long-Term Debt                                                  -                -          (50,000)
       Purchase of Treasury Stock                                            (43,929)         (50,856)          (11,240)
       Other Changes in Shareholders' Equity                                  (6,707)            2,927               941
                                                                        --------------    -------------    --------------
     NET CASH USED FOR FINANCING ACTIVITIES                                  (50,636)         (47,929)          (10,639)
                                                                        --------------    -------------    --------------
     NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                         (10,327)         (15,656)           120,897
     Cash and Equivalents, Beginning of Year                                  147,908          163,564            42,667
                                                                        --------------    -------------    --------------
     CASH AND EQUIVALENTS, END OF YEAR                                       $137,581         $147,908          $163,564
                                                                        ==============    =============    ==============
     SIGNIFICANT NONCASH INVESTING ACTIVITIES:
       Accrual for Construction in Progress                                    $9,531          $10,447            $4,393
                                                                        ==============    =============    ==============



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       Abercrombie & Fitch Co. ("A&F") was incorporated on June 26, 1996, and on July 15, 1996, acquired the stock of Abercrombie & Fitch Holdings, the parent company of the Abercrombie & Fitch business, and A&F Trademark, Inc., in exchange for 43 million shares of Class B Common Stock issued to The Limited, Inc. ("The Limited"). A&F, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892 and subsequently acquired by The Limited in 1988.

       An initial public offering (the "Offering") of 16.1 million shares of A&F's Class A Common Stock, including the sale of 2.1 million shares pursuant to the exercise by the underwriters of their options to purchase additional shares, was consummated on October 1, 1996. The net proceeds received by A&F from the Offering, approximating $118.2 million, and cash from operations were used to repay the borrowings under a $150 million credit agreement. As a result of the Offering, 84.2% of the outstanding common stock of A&F was owned by The Limited, until the completion of a tax-free exchange offer (the "Exchange Offer") on May 19, 1998, to establish A&F as an independent company.

       In the Exchange Offer, The Limited accepted 94,150,104 shares of its common stock that were exchanged at a ratio of .86 of a share of A&F stock for each Limited share. On June 1, 1998, The Limited effected a pro rata spin-off to its shareholders of its remaining 6,230,910 A&F shares. Limited shareholders of record at the close of trading on May 29, 1998 received .027346 of a share of A&F stock for each Limited share owned at that time.

       The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, A&F and its subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of A&F and all significant subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

       FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal year 2000 represent the fifty-three week period ended February 3, 2001. The results for fiscal years 1999 and 1998 represent the fifty-two week periods ended January 29, 2000 and January 30, 1999.

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

       PROPERTY AND EQUIPMENT

       Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

       SHAREHOLDERS' EQUITY

       The Board of Directors declared a two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999 to shareholders of record at the close of business on May 25, 1999. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.

       At February 3, 2001, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 98.8 million and 102.0 million shares were outstanding at February 3, 2001 and January 29, 2000, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at February 3, 2001 or January 29, 2000. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 13 for information about Preferred Stock Purchase Rights.

       Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

       REVENUE RECOGNITION

       The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for via cash, credit card or gift certificate and gift card redemption. Catalogue and e-commerce sales are recorded upon shipment of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue.

       CATALOGUE AND ADVERTISING COSTS

       Costs related to the A&F Quarterly, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $30.4 million in 2000, $30.3 million in 1999 and $24.9 million in 1998.

       STORE PREOPENING EXPENSES

       Preopening expenses related to new store openings are charged to operations as incurred.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The recorded values of current assets and current liabilities, including receivables, marketable securities and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

       EARNINGS PER SHARE

       Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Net income per basic share is computed based on the weighted average number of outstanding shares of common stock. Net income per diluted share includes the weighted average effect of dilutive stock options and restricted shares.


        Weighted Average Shares Outstanding (thousands):

                                                                         2000           1999          1998
                                                                       ----------    -----------    ----------
        Shares of common stock issued                                    103,300        103,300       103,300
        Treasury shares                                                  (3,239)          (429)         (216)
                                                                       ----------    -----------    ----------
        Basic shares                                                     100,061        102,871       103,084

        Dilutive effect of options and restricted shares                   2,095          4,770         3,118
                                                                       ----------    -----------    ----------
        Diluted shares                                                   102,156        107,641       106,202
                                                                       ==========    ===========    ==========

       Options to purchase 7,875,000 and 5,690,000 shares of Class A Common Stock were outstanding at year-end 2000 and 1999 but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares. At year-end 1998, no anti-dilutive options were outstanding.

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

3.     ADOPTION OF ACCOUNTING STANDARDS

       In the fourth quarter 2000, the Company adopted Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" which changed its classification for shipping revenue. The Company also changed its classification for direct shipping expenses for shipments to customers to cost of goods sold and for employee discounts to a reduction of revenue. All other fulfillment costs are included in General, Administrative and Store Operating Expenses. Previously, shipping revenues, certain shipping expenses and employee discounts were included in General, Administrative and Store Operating Expenses. Prior periods' financial statements presented for comparative purposes have been reclassified to comply with these classification guidelines. These reclassifications did not have an impact on net income.

       The Company has adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material effect on the Company's results of operations, cash flows or financial position.

4.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consisted of (thousands):

                                                                                   2000                1999
                                                                              ----------------     -------------
       Land                                                                           $14,007           $14,007
       Furniture, fixtures and equipment                                              212,674           158,753
       Beneficial leaseholds                                                            7,349             7,349
       Leasehold improvements                                                          31,613            19,572
       Construction in progress                                                       118,553            26,100
                                                                              ----------------     -------------
       Total                                                                         $384,196          $225,781

       Less:  accumulated depreciation and amortization                               105,411            79,378
                                                                              ----------------     -------------

       Property and equipment, net                                                   $278,785          $146,403
                                                                              ================     =============

5.     LEASED FACILITIES AND COMMITMENTS

       Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. Rent expense for 1998 included charges from The Limited and its subsidiaries for space under formal agreements that approximated market rates.

       A summary of rent expense follows (thousands):


                                                           2000                  1999                  1998
                                                    -------------------    -----------------    -------------------
       Store rent:
            Fixed minimum                                      $65,716              $51,086                $42,774
            Contingent                                           7,079                8,246                  6,382
                                                    -------------------    -----------------    -------------------
       Total store rent                                        $72,795              $59,332                $49,156

       Buildings, equipment and other                            2,777                2,574                  1,814
                                                    -------------------    -----------------    -------------------

       Total rent expense                                      $75,572              $61,906                $50,970
                                                    ===================    =================    ===================

       At February 3, 2001, the Company was committed to noncancelable leases with remaining terms of one to thirteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years and offices and a distribution center leased from an affiliate of The Limited with a term of three years from the date of the Exchange Offer. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                                 2001                              $80,082
                                 2002                               83,014
                                 2003                               81,672
                                 2004                               81,060
                                 2005                               78,089
                                 Thereafter                        251,391

6.     ACCRUED EXPENSES

       Accrued expenses consisted of the following (thousands):


                                                                         2000              1999
                                                                    ---------------    -------------
       Accrual for construction in progress                                $24,371          $14,840
       Rent and landlord charges                                            15,634           15,282
       Compensation and benefits                                            11,771           11,588
       Deferred revenue                                                     11,636            8,482
       Catalogue and advertising costs                                       7,818            7,005
       Taxes, other than income                                              5,102            4,507
       Other                                                                24,970           23,669
                                                                    ---------------    -------------
            Total                                                         $101,302          $85,373
                                                                    ===============    =============

7.     INCOME TAXES

       The provision for income taxes consisted of (thousands):


                                                            2000                  1999                 1998
                                                     -------------------    -----------------    ------------------
       Currently Payable:
            Federal                                             $80,856              $84,335               $65,778
            State                                                18,403               20,251                14,809
                                                     -------------------    -----------------    ------------------
                                                                $99,259             $104,586               $80,587
                                                     -------------------    -----------------    ------------------

       Deferred:
            Federal                                               2,814              (3,885)              (10,038)
            State                                                 1,247                (971)               (2,509)
                                                     -------------------    -----------------    ------------------
                                                                 $4,061             $(4,856)             $(12,547)
                                                     -------------------    -----------------    ------------------

       Total provision                                         $103,320              $99,730               $68,040
                                                     ===================    =================    ==================

       A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:


                                                                2000                 1999               1998
                                                          ------------------    ---------------    ----------------
       Federal income tax rate                                        35.0%              35.0%               35.0%
       State income tax, net of Federal income
            tax effect                                                 4.1%               4.6%                4.7%
       Other items, net                                                0.4%               0.4%                0.3%
                                                          ------------------    ---------------    ----------------

       Total                                                          39.5%              40.0%               40.0%
                                                          ==================    ===============    ================

       Income taxes payable included net current deferred tax assets of $14.7 million and $14.2 million at February 3, 2001 and January 29, 2000, respectively.

       Subsequent to the Exchange Offer, the Company began filing its tax returns on a separate basis and made tax payments directly to taxing authorities. Prior to the Exchange Offer, the Company was included in the consolidated federal and certain state income tax groups of The Limited for income tax purposes. Under this arrangement, the Company was responsible for and paid The Limited its proportionate share of income taxes, calculated upon its separate taxable income at the estimated annual effective tax rate. Amounts paid to The Limited totaled $829 thousand, $9.1 million and

       $27.4 million in 2000, 1999 and 1998, respectively. Amounts paid directly to taxing authorities were $111.7 million, $81.1 million and $31.7 million in 2000, 1999 and 1998, respectively.

       The effect of temporary differences which gives rise to deferred income tax assets (liabilities) was as follows (thousands):


                                                               2000                1999
                                                         -----------------    ----------------
                Deferred tax assets:
                    Deferred compensation                          $8,311              $9,333
                    Property and equipment                              -               1,478
                    Rent                                            2,414               2,565
                    Accrued expenses                                8,144              10,230
                    Inventory                                       2,767               1,650
                                                         -----------------    ----------------
                        Total deferred tax assets                  21,636              25,256
                                                         -----------------    ----------------

                Deferred tax liabilities:
                    Property and equipment                        (2,146)                   -
                                                         -----------------    ----------------

                Net deferred income tax assets                    $19,490             $25,256
                                                         =================    ================

       No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

8.     LONG-TERM DEBT

       The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998 (the "Effective Date"). Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at February 3, 2001 and January 29, 2000.

9.     RELATED PARTY TRANSACTIONS

       Prior to the Exchange Offer, transactions between the Company and The Limited and its subsidiaries and affiliates principally consisted of the following:

         Merchandise purchases
         Real estate management and leasing
         Capital expenditures
         Inbound and outbound transportation
         Corporate services

       Subsequent to the Exchange Offer, A&F negotiated arms-length terms with the merchandise and service suppliers that are Limited subsidiaries. A&F and The Limited also entered into various service agreements for terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. The agreement for use of distribution space terminates in April 2001. The agreement for use of home office space expires in May 2001. The agreement for transportation and logistics services will also expire in May 2001, although most services have already been transitioned to the Company. The cost of these services generally is equal to The Limited's cost in providing the relevant services plus 5% of such costs.

       For the periods prior to the Exchange Offer, A&F and The Limited entered into intercompany agreements that established the provision of certain services. The prices charged to the Company for services provided under these agreements may have been higher or lower than prices that would have been charged by third parties. It is not practicable, therefore, to estimate what these costs would have been if The Limited had not provided these services and the Company was required to purchase these services from outsiders or develop internal expertise. Management believes the charges and allocations described above are fair and reasonable.

       The following table summarizes the related party transactions between the Company and The Limited and its subsidiaries, for fiscal year 1998. The amounts below reflect activity through the completion of the Exchange Offer.

       (Thousands)
                                                                  1998
                                                              -------------
       Mast and Gryphon purchases                                  $20,176
       Capital expenditures                                          3,199
       Inbound and outbound transportation                           2,280
       Corporate charges                                             2,671
       Store leases and other occupancy, net                           561
       Distribution center, IT and home office expenses              2,217
       Centrally managed benefits                                    1,524
       Interest charges, net                                             4
                                                              -------------
                                                                   $32,632
                                                              =============

       The Company does not anticipate that costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition.

       Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during fiscal years 2000, 1999 and 1998 were approximately $1.7 million, $1.4 million and $1.2 million, respectively.

       On August 28, 2000, A&F loaned $4.5 million to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on May 18, 2001 together with interest at the rate of 6.5% per annum. This note constitutes a replacement of, and substitute for, the promissory notes dated March 1, 2000 and May 19, 2000 in the amounts of $1.5 million and $3.0 million, respectively, which were cancelled.

10.    STOCK OPTIONS AND RESTRICTED SHARES

       Under A&F's stock plans, associates and non-associate directors may be granted up to a total of 16.3 million restricted shares and options to purchase A&F's common stock at the market price on the date of grant. In 2000, associates of the Company were granted approximately 1.4 million options, with vesting periods from four to five years. A total of 30,000 options were granted to non-associate directors in 2000, all of which vest over four years. All options have a maximum term of ten years.

       The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 2000, 1999 and 1998, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per diluted share would have been a reduction of approximately $20.0 million or $.20 per share in 2000, $18.5 million or $.17 per share in 1999 and $6.1 million or $.06 per share in 1998. The weighted-average fair value of all options granted during fiscal 2000, 1999 and 1998 was $8.90, $23.34 and $9.89, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: no expected dividends; price volatility of 50% in 2000, 45% in 1999 and 40% in 1998; risk-free interest rates of 6.2%, 6.0% and 5.5% in 2000, 1999 and 1998, respectively; assumed forfeiture rates of 10%; and expected lives of 5 years in 2000, 6.5 years in 1999 and 5 years in 1998.

       The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to the Offering.


                     Options Outstanding at February 3, 2001

                         Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------        ---------------------------------

                                          Weighted
                                          Average           Weighted                                Weighted
    Range of                             Remaining          Average                                  Average
    Exercise             Number         Contractual         Exercise               Number          Exercisable
     Prices            Outstanding          Life             Price              Exercisable           Price
-----------------    ---------------   ---------------    -------------        ---------------    --------------
    $8 -  $23              5,004,000        7.2              $13.17                 1,496,000         $10.82
    $23 - $38              2,821,000        7.8              $25.85                   590,000         $26.36
    $38 - $52              5,169,000        8.4              $43.55                    78,000         $40.70
-----------------    ---------------   ---------------    -------------        ---------------    --------------
    $8 -  $52             12,994,000        7.8              $28.01                 2,164,000         $16.13
=================    ===============   ===============    =============        ===============    ==============


     A summary of option activity for 2000, 1999 and 1998 follows:


                                                       2000                         1999                          1998
                                            ---------------------------  ----------------------------  ---------------------------
                                                              Weighted                      Weighted                     Weighted
                                                               Average                       Average                      Average
                                                               Option                        Option                       Option
                                               Shares           Price        Shares           Price         Shares         Price
                                            --------------  -----------  -------------- -------------  -------------  ------------
      Outstanding at beginning of year         12,809,000       $28.03       7,568,000        $15.87      3,768,000         $8.91
      Granted                                   1,414,000        17.25       5,794,000         42.90      3,970,000         22.47
      Exercised                                 (193,000)        14.57       (337,000)          9.39       (60,000)          8.99
      Canceled                                (1,036,000)        16.06       (216,000)         25.25      (110,000)         19.40
                                            --------------  -----------  -------------- -------------  -------------  ------------
      Outstanding at end of year               12,994,000       $28.01      12,809,000        $28.03      7,568,000        $15.87
                                            ==============  ===========  ============== =============  =============  ============

      Options exercisable at year-end           2,164,000       $16.13         556,000         $9.85        388,000         $8.99
                                            ==============  ===========  ============== =============  =============  ============

       A total of 102,000 restricted shares were granted in 2000, with a total market value at grant date of $2.3 million. A total of 140,000 restricted shares were granted in both 1999 and 1998, with a total market value at grant date of $5.4 million and $2.7 million, respectively. The restricted share grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted shares is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted share awards amounted to $4.3 million, $5.2 million and $11.5 million in 2000, 1999 and 1998, respectively. Long-term liabilities at fiscal year-end 1998 included $8.7 million of compensation expense relating to restricted shares.

11.    RETIREMENT BENEFITS

       The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $3.0 million in 2000, $2.6 million in 1999 and $2.0 million in 1998.

12.    CONTINGENCIES

       The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

13.    PREFERRED STOCK PURCHASE RIGHTS

       On July 16, 1998, A&F's Board of Directors declared a dividend of .50 of a Series A Participating Cumulative Preferred Stock Purchase Right (Right) for each outstanding share of Class A Common Stock, par value $.01 per share (Common Stock), of A&F. The dividend was paid to shareholders of record on July 28, 1998. Shares of Common Stock issued after July 28, 1998 and prior to the Distribution Date described below will be issued with .50 Right attached. Under certain conditions, each whole Right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an initial price of $250. The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired beneficial ownership of 20% or more of A&F's outstanding shares of Common Stock and become an "Acquiring Person" (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine before any person has become an Acquiring Person) after commencement of a tender or exchange offer which would result in a person or group beneficially owning 20% or more of A&F's outstanding Common Stock. The Rights are not exercisable until the Distribution Date.

       In the event that any person becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain affiliated persons) will be entitled to purchase, upon exercise of the Right, shares of Common Stock having a market value two times the exercise price of the Right. At any time after any person becomes an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares), A&F's Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person and certain affiliated persons) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right. In the event that, at any time following the Share Acquisition Date, A&F is acquired in a merger or other business combination transaction in which A&F is not the surviving corporation, the Common Stock is exchanged for other securities or assets or 50% or more of A&F's assets or earning power is sold or transferred, the holder of a Right will be entitled to buy, for the exercise price of the Rights, the number of shares of Common Stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

       The Rights, which do not have any voting rights, expire on July 16, 2008, and may be redeemed by A&F at a price of $.01 per whole Right at any time before a person becomes an Acquiring Person.

       Rights holders have no rights as a shareholder of A&F, including the right to vote and to receive dividends.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial results for 2000 and 1999 follow (thousands except per share amounts):


       2000 Quarter                              First (1)        Second (1)          Third (1)         Fourth
       -------------------------------------    -------------    --------------     --------------   --------------
       Net sales                                    $205,006          $229,031           $364,122         $439,445
       Gross income                                   75,403            87,765            143,283          202,924
       Net income                                     16,163            21,163             43,592           77,215
       Net income per basic share                       $.16              $.21               $.44             $.78
       Net income per diluted share                     $.16              $.21               $.43             $.76

       1999 Quarter                               First (1)        Second (1)         Third (1)       Fourth (1)
       -------------------------------------    -------------    --------------     --------------   --------------
       Net sales                                    $186,427          $196,227           $284,510         $363,694
       Gross income                                   69,368            77,346            118,600          185,069
       Net income                                     14,963            18,858             39,059           76,724
       Net income per basic share                       $.14              $.18               $.38             $.75
       Net income per diluted share                     $.14              $.17               $.36             $.73

       (1) Net sales and gross income for 1999 and the first three quarters of 2000 reflect the reclassification of shipping and handling revenues and costs and employee discounts (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Abercrombie & Fitch:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 20, 2001

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" in A&F's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 30, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of A&F is set forth under the captions "ELECTION OF DIRECTORS - Business Experience", " - Executive Officers", and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of A&F is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. No disclosure is required to be made under
Item 405 of Regulation S-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   LIST OF FINANCIAL STATEMENTS.

         The following consolidated financial statements of Abercrombie & Fitch and the related notes are filed as a part of this report pursuant to
         ITEM 8:

         Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Balance Sheets as of February 3, 2001 and January 29,
         2000.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.

         (a)(2)   LIST OF FINANCIAL STATEMENT SCHEDULES.

         All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

         (a)(3)   LIST OF EXHIBITS.

         3.      Certificate of Incorporation and Bylaws

                 3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit
                      3.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

                 3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

                 3.3  Certificate of Decrease of Shares Designated as Class
                      B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

                 3.4 Amended and Restated Bylaws of A&F, incorporated by reference to Exhibit 3.2 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

                 3.5 Certificate regarding adoption of amendment to Subsection 1.10(c) of Amended and Restated Bylaws of A&F by Board of Directors on April 4, 2000, incorporated by reference to
                      Exhibit 3.5 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

                 3.6 Amended and Restated Bylaws of A&F (reflecting amendments through April 4, 2000) (for SEC reporting compliance purposes only), incorporated by reference to Exhibit 3.6 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

         4.     Instruments Defining the Rights of Security Holders.

                4.1 Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., as Borrower, A&F, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated May 7, 1998. (File No. 1-12107)

                4.2 First Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Co., the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit
                      4.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

                4.3 Rights Agreement, dated as of July 16, 1998, between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to
                      Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

                4.4 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between Abercrombie & Fitch Co. and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

                4.5 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

         10.    Material Contracts.

                10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated by reference to Exhibit A to A&F's Proxy Statement dated April 14, 1997. (File No. 1-12107)

                10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

                10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through October 26, 2000 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000. (File No. 1-12107)

                10.4 Employment Agreement by and between A&F and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. (File No. 1-12107)

                10.5 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated by reference to Exhibit 10.10 to A&F's Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

                10.6 Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and A&F, incorporated by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. (File No. 1-12107)

                10.7 Amended and Restated Services Agreement dated as of May 19, 1998 between The Limited, Inc. and A&F, incorporated by reference to Exhibit 10.8 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. (File No. 1-12107)

                10.8 Sublease Agreement by and between Victoria's Secret Stores, Inc. and A&F, dated as of June 1, 1995 (the "Sublease Agreement"), incorporated by reference to
                      Exhibit 10.3 to A&F's Registration Statement on Form S-1 filed on July 17, 1996 (Registration No. 333-08231).

                10.9 Amendment to Sublease Agreement dated as of May 19, 1998, incorporated by reference to Exhibit 10.11 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. (File No. 1-12107)

                10.10 Abercrombie & Fitch, Inc. Directors' Deferred Compensation
                      Plan, incorporated by reference to Exhibit 10.14 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

                10.11 Replacement Promissory Note, dated August 28, 2000, issued by Michael S. Jeffries to A&F, incorporated by reference to Exhibit 10.14 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000. (File No. 1-12107)

         21.    Subsidiaries of the Registrant.

         23.    Consent of Independent Accountants.

         24.    Powers of Attorney.

         (b)    REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the fiscal quarter ended February 3, 2001.

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

Date:    April 20, 2001

                                   ABERCROMBIE & FITCH CO.


                                   By  /s/ SETH R. JOHNSON
                                       -------------------
                                        Seth R. Johnson,
                                        Executive Vice President - Chief
                                          Operating Officer
                                        Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 20, 2001:


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
/s/ MICHAEL S. JEFFRIES*                             Chairman of the Board of Directors and
------------------------------------                 Chief Executive Officer
Michael S. Jeffries

/s/ SETH R. JOHNSON                                  Executive Vice President - Chief Operating Officer
------------------------------------                 and Director
Seth R. Johnson

/s/ RUSSELL M. GERTMENIAN*                           Director
--------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                                  Director
------------------------------------
John A. Golden

/s/ ARCHIE M. GRIFFIN*                               Director
------------------------------------
Archie M. Griffin

/s/ JOHN W. KESSLER*                                 Director
------------------------------------
John W. Kessler

/s/ SAM N. SHAHID*                                   Director
------------------------------------
Sam N. Shahid

/s/ KATHRYN D. SULLIVAN, Ph.D.*                      Director
-------------------------------
Kathryn D. Sullivan, Ph.D.


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

                             Washington, D.C. 20549

                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001


                                    ---------



                             ABERCROMBIE & FITCH CO.
             (exact name of Registrant as specified in its charter)


                                    ---------


                                    EXHIBITS

                                    ---------

                                  EXHIBIT INDEX

Exhibit No.              Document
-----------              --------

      21                 Subsidiaries of the Registrant.

      23                 Consent of Independent Accountants.

      24                 Powers of Attorney.