Form 10-Q
period 2001-05-05
ABERCROMBIE & FITCH CO /DE/
filed 2001-06-19
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001
                               -----------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________


                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                6301 Fitch Path, New Albany, OH              43054
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code     (614)   283-6500
                                                   -----------------------

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock                         Outstanding at June 11, 2001
-------------------------                  -------------------------------------
      $.01 Par Value                                99,261,208 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 5, 2001 and April 29, 2000.............................................................3

         Condensed Consolidated Balance Sheets
                  May 5, 2001 and February 3, 2001...........................................................4

         Condensed Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 5, 2001 and April 29, 2000.............................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

         Report of Independent Accountants..................................................................10

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............................................11


Part II. Other Information

     Item 1.  Legal Proceedings.............................................................................15

     Item 4.  Submission of Matters to a Vote of Security Holders...........................................16

     Item 6.  Exhibits and Reports on Form 8-K..............................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                      Thirteen Weeks Ended
                                                      --------------------

                                                       May 5,      April 29,
                                                        2001         2000
                                                     ---------    ---------

NET SALES                                            $ 263,680    $ 205,006

    Cost of Goods Sold, Occupancy and Buying Costs     165,840      129,603
                                                     ---------    ---------

GROSS INCOME                                            97,840       75,403

    General, Administrative and Store Operating
        Expenses                                        65,777       50,927
                                                     ---------    ---------

OPERATING INCOME                                        32,063       24,476

    Interest Income, Net                                (1,720)      (2,467)
                                                     ---------    ---------

INCOME BEFORE INCOME TAXES                              33,783       26,943

    Provision for Income Taxes                          13,180       10,780
                                                     ---------    ---------

NET INCOME                                           $  20,603    $  16,163
                                                     =========    =========

NET INCOME PER SHARE:
    Basic                                            $    0.21    $    0.16
                                                     =========    =========

    Diluted                                          $    0.20    $    0.16
                                                     =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                               99,011      102,055
                                                     =========    =========

    Diluted                                            102,885      103,872
                                                     =========    =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                         May 5,     February 3,
                                                          2001         2001
                                                       ---------    ---------
                                                      (Unaudited)
                               ASSETS
                               ------

CURRENT ASSETS:
    Cash and Equivalents                               $ 123,259    $ 137,581
    Receivables                                           12,126       15,829
    Inventories                                          109,296      120,997
    Store Supplies                                        18,414       17,817
    Other                                                 12,169       11,338
                                                       ---------    ---------

TOTAL CURRENT ASSETS                                     275,264      303,562

PROPERTY AND EQUIPMENT, NET                              313,217      278,785

DEFERRED INCOME TAXES                                      4,788        4,788

OTHER ASSETS                                                 343          381
                                                       ---------    ---------

TOTAL ASSETS                                           $ 593,612    $ 587,516
                                                       =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                   $  23,904    $  33,942
    Accrued Expenses                                     108,371      101,302
    Income Taxes Payable                                   5,398       19,318
                                                       ---------    ---------

TOTAL CURRENT LIABILITIES                                137,673      154,562

OTHER LONG-TERM LIABILITIES                                9,646       10,254

SHAREHOLDERS' EQUITY:
    Common Stock                                           1,033        1,033
    Paid-In Capital                                      137,671      136,490
    Retained Earnings                                    371,471      350,868
                                                       ---------    ---------
                                                         510,175      488,391

    Less:  Treasury Stock, at Average Cost               (63,882)     (65,691)
                                                       ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                               446,293      422,700
                                                       ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 593,612    $ 587,516
                                                       =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                           Thirteen Weeks Ended
                                                           --------------------

                                                            May 5,      April 29,
                                                             2001         2000
                                                          ---------    ---------
OPERATING ACTIVITIES:
    Net Income                                            $  20,603    $  16,163

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                        8,777        7,153
         Noncash Charge for Deferred Compensation             1,229        1,015
         Changes in Assets and Liabilities:
             Inventories                                     11,701      (11,371)
             Accounts Payable and Accrued Expenses          (11,439)     (14,364)
             Income Taxes                                   (13,920)     (29,318)
             Other Assets and Liabilities                     1,705        3,134
                                                          ---------    ---------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         18,656      (27,588)
                                                          ---------    ---------

INVESTING ACTIVITIES:
    Capital Expenditures                                    (34,739)     (35,047)
    Proceeds from Maturities of Marketable Securities          --         45,601
    Notes Receivable                                           --         (1,500)
                                                          ---------    ---------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        (34,739)       9,054
                                                          ---------    ---------

FINANCING ACTIVITIES:
    Other Changes in Shareholders' Equity                     1,761       (7,511)
    Purchase of Treasury Stock                                 --         (4,506)
                                                          ---------    ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          1,761      (12,017)
                                                          ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                        (14,322)     (30,551)
    Cash and Equivalents, Beginning of Period               137,581      147,908
                                                          ---------    ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 123,259    $ 117,357
                                                          =========    =========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
       Accrual for Construction in Progress               $   8,470    $  17,264
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

         The condensed consolidated financial statements include the accounts of A&F and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of May 5, 2001 and for the thirteen week periods ended May 5, 2001 and April 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of May 5, 2001 and for the thirteen week periods ended May 5, 2001 and April 29, 2000 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.       ADOPTION OF ACCOUNTING STANDARDS

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

3.       EARNINGS PER SHARE

         Weighted Average Shares Outstanding (in thousands):

                                                          Thirteen Weeks Ended
                                                          --------------------

                                                         May 5,          April 29,
                                                          2001             2000
                                                        --------         --------
Shares of Class A Common Stock issued                    103,300          103,300
Treasury shares                                           (4,289)          (1,245)
                                                        --------         --------
Basic shares                                              99,011          102,055

Dilutive effect of options and restricted shares           3,874            1,817
                                                        --------         --------
Diluted shares                                           102,885          103,872
                                                        ========         ========

         Options to purchase 5,582,000 and 9,329,000 shares of Class A Common Stock were outstanding at May 5, 2001 and April 29, 2000, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

4.       INVENTORIES

         The fiscal year of A&F and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                                   May 5,         February 3,
                                                   2001              2001
                                                 ---------         ---------
Property and equipment, at cost                  $ 427,405         $ 384,196
Accumulated depreciation and amortization         (114,188)         (105,411)
                                                 ---------         ---------

Property and equipment, net                      $ 313,217         $ 278,785
                                                 =========         =========

6.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 5, 2001 and April 29, 2000 approximated $26.5 million and $40.2 million, respectively.

7.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at May 5, 2001 or February 3, 2001.

8.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen weeks ended May 5, 2001 and April 29, 2000 were approximately $.4 and $.3 million, respectively.

         On May 18, 2001, A&F loaned the amount of $4,817,146 to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note. This note constitutes a replacement of, and substitute for, the replacement promissory note dated as of August 28, 2000 in the amount of $4.5 million, which has been cancelled. See
         NOTE 10 for additional information regarding the replacement promissory note.

9.       CONTINGENCIES

         The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

10.      SUBSEQUENT EVENT

         On May 18, 2001, A&F loaned the amount of $4,817,146 to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on December 31, 2001. If A&F records net sales of at least $652,468,000 during the period from May 6, 2001 through November 3, 2001, the outstanding principal under the note will not bear interest. If A&F does not record net sales exceeding that threshold, the outstanding principal under the note will bear interest from May 18, 2001 at the rate of 4.5% per annum. This note constitutes a replacement of, and substitute for, the replacement promissory note dated as of August 28, 2000 in the amount of $4.5 million, which has been cancelled.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Shareholders of Abercrombie & Fitch

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch (the "Company") and its subsidiaries as of May 5, 2001 and the related condensed consolidated statements of income for each of the thirteen-week periods ended May 5, 2001 and April 29, 2000 and the condensed consolidated statements of cash flows for the thirteen-week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001 and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein) and in our report dated February 20, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
May 11, 2001

Item  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of the 2001 fiscal year, net sales increased 29% to $263.7 million from $205.0 million a year ago. Operating income improved to $32.1 million in the first quarter of 2001 from $24.5 million in the first quarter of 2000. Earnings per diluted share were $.20 in the first quarter of 2001 compared to $.16 a year ago.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week period ended May 5, 2001 to the comparable fiscal 2000 period:

                                                         2001                  2000                    % CHANGE
                                                   ----------------      ---------------         -------------------
Increase (decrease) in
comparable store sales                                          2%                 (8)%

Retail sales increase
   attributable to new and
   remodeled stores, magazine,
   catalogue and Web site                                      27%                  18%

Retail sales per average gross
   square foot                                                $88                  $90                        (2)%

Retail sales per average store
   (thousands)                                               $707                 $778                        (9)%

Average store size at end of
   quarter (gross square feet)                              8,045                8,636                        (7)%

Gross square feet at end of
   quarter (thousands)                                      2,856                2,229                         28%

Number of stores:

Beginning of year                                             354                  250
   Opened                                                       2                    8
   Closed                                                       1                    -
                                                   ----------------      ---------------

End of period                                                 355                  258
                                                   ================      ===============

Net Sales
---------

Net sales for the first quarter of 2001 increased 29% to $263.7 million from $205.0 million in 2000. The increase was due to the addition of new stores and a 2% increase in comparable store sales as compared with last year's comparable thirteen-week period ended May 6, 2001. The increase in comparable store sales was driven by the women's business with strong performances across most tops and bottoms categories. Comparable store sales were negative in the men's business for the quarter; however, the polo and denim categories performed well throughout the quarter. The Company's catalogue, A&F Quarterly (a catalogue/magazine), and the Company's Web sites accounted for 4.9% of net sales in the first quarter of 2001 as compared to 3.6% last year.

Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 37.1% during the first quarter of 2001 from 36.8% for the same period in 2000. The increase was primarily attributable to higher merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to higher initial markup (IMU). The increase in IMU was a result of improvement in the sourcing of merchandise, which allowed for an increased gross margin rate despite the offering of lower price points in key product classifications. The increased IMU was partially offset by a slightly higher markdown rate as compared to last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.9% and 24.8% in the first quarter of 2001 and 2000, respectively. The Company continues to tightly control expenses in both the stores and the home office, including limiting headcount additions and reducing home office travel and store payroll hours. The savings from these cost controls were offset by planned expenses related to the Company's move to a new home office and distribution center. Also offsetting the cost savings were higher costs related to management bonuses due to improved earnings performance.

Operating Income
----------------

First quarter operating income, expressed as a percentage of net sales, was 12.2% in 2001, up from 11.9% for the comparable period in 2000. The increase in operating income as a percentage of net sales is the result of higher gross income, as a percentage of net sales.

Interest Income/Expense
-----------------------

First quarter 2001 net interest income was $1.7 million as compared with net interest income of $2.5 million for the first quarter last year. Net interest income in 2001 and 2000 was primarily from short-term investments.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                            May 5,                 February 3,
                                                             2001                      2001
                                                       -----------------         ------------------

   Working capital                                            $137,591                   $149,000
                                                       =================         ==================

   Capitalization:
       Shareholders' equity                                   $446,293                   $422,700
                                                       =================         ==================

Net cash provided by operating activities totaled $18.7 million for the thirteen weeks ended May 5, 2001 versus net cash used for operating activities of $27.6 million in the comparable period of 2000. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash requirements for inventory decreased from February 3, 2001 in total and on a per store basis. The strengthening sales trend allowed for better flow through of inventory, resulting in a cleaner inventory position. Cash was reduced by tax payments on fourth quarter earnings and a decrease in the level of accounts payable.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures related to new and remodeled stores (net of construction allowances) and the construction costs of the new home office and distribution center. In 2000, capital expenditures were offset by maturities of marketable securities.

Financing activities during the first quarter of 2000 consisted primarily of the repurchase of 300,000 shares of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. No shares were repurchased during the first quarter of 2001. As of May 5, 2001, A&F was authorized to repurchase up to an additional 2,450,000 shares under the current repurchase program.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores and the construction of the new home office and distribution center, totaled $34.7 million and $35.0 million for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. Additionally, the noncash accrual for construction in progress increased $8.5 million in 2001 and $17.3 million in 2000.

The Company anticipates spending $110 to $120 million in 2001 for capital expenditures, of which $90 to $100 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the new home office and distribution center, which were completed in April 2001 and February 2001, respectively. The Company intends to add approximately 815,000 gross square feet in 2001, which will represent a 29% increase over year-end 2000. It is anticipated the increase will result from the addition of approximately 45 new "Abercrombie & Fitch" stores, 60 "abercrombie" stores and 25 "Hollister Co." stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2001 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores to be opened in 2001 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

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

Relationship with The Limited
-----------------------------

Effective May 19, 1998, The Limited, Inc. ("The Limited") completed a tax-free exchange offer to establish A&F as an independent company. Subsequent to the exchange offer, A&F and The Limited entered into various service agreements for terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. The distribution space agreement terminated in April 2001. The home office space and transportation and logistic services agreements expired in May 2001. The cost of these services generally was equal to The Limited's cost in providing the relevant services plus 5% of such costs.

Costs incurred to replace the services formerly provided by The Limited did not have a material adverse impact nor are they expected to have a material adverse impact on the Company's financial condition.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in lawsuits arising in the ordinary course of business.

         On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds A&F and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F has moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The motion to dismiss is still pending.

         On June 2, 1998, A&F filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the "Abercrombie & Fitch" brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. A&F filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, A&F filed an appeal in the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit") regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal has been fully briefed and oral arguments were held before the Sixth Circuit on December 7, 2000. A&F is awaiting a written decision.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 30, 2001, A&F held its annual meeting of shareholders at the Hyatt Capital Square at Columbus City Center, Columbus, Ohio. At such meeting, Messrs. John A. Golden and Seth R. Johnson and Kathryn D. Sullivan, Ph.D., were reelected to A&F's Board of Directors, each to serve for a three-year term expiring in 2004. The vote on the election of directors was as follows:

                                                     For             Withheld           Broker Non-Votes
                                                     ---             --------           ----------------

         John A. Golden                          89,587,428           614,747                  0

         Seth R. Johnson                         89,183,236         1,018,939                  0

         Kathryn D. Sullivan, Ph.D.              89,532,028           670,147                  0

         The following individuals also continue to serve on the Board of
         Directors: Messrs. Russell M. Gertmenian, Archie M. Griffin, Michael S. Jeffries, John W. Kessler and Sam N. Shahid, Jr.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.       Certificate of Incorporation and Bylaws.

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

                  4.1 Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., as Borrower, A&F, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated May 7, 1998. (File No. 1-12107)

                  4.2 First Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., A&F, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 4.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

                  4.3 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

                  4.4 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights

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

                  10.11 Replacement Promissory Note, dated May 18, 2001, issued by Michael S. Jeffries to A&F.


15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.




(b)  Reports on Form 8-K.
     --------------------

     No reports on Form 8-K were filed during the fiscal quarter ended May 5, 2001.

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

                                         ABERCROMBIE & FITCH CO.
                                             (Registrant)



                                         By /S/ Seth R. Johnson
                                            ----------------------------------
                                            Seth R. Johnson,
                                            Executive Vice President and Chief
                                            Operating Officer*


Date: June 19, 2001

--------------------------
* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX

          Exhibit No.   Document
          -----------   ------------------------

            10.11 Replacement Promissory Note, dated May 18, 2001, issued by Michael S. Jeffries to A&F.

            15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.