Form 10-Q
period 2001-08-04
ABERCROMBIE & FITCH CO /DE/
filed 2001-09-17
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001
                               --------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                6301 FITCH PATH, NEW ALBANY, OH                43054
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        (614) 283-6500
                                                   -----------------------------

                                 NOT APPLICABLE
     ---------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock                 Outstanding at September 11, 2001
---------------------------------------     -----------------------------------
            $.01 Par Value                       99,469,856  Shares
                                                ------------

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                                                          Page No.
                                                                                                          --------

Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  August 4, 2001 and July 29, 2000...........................................................3

         Condensed Consolidated Balance Sheets
                  August 4, 2001 and February 3, 2001........................................................4

         Condensed Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  August 4, 2001 and July 29, 2000...........................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

         Report of Independent Accountants..................................................................10

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.............................................11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................16


Part II. Other Information

     Item 1.   Legal Proceedings............................................................................17

     Item 5.   Other Information............................................................................18

     Item 6.   Exhibits and Reports on Form 8-K.............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                             Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                           ------------------------        ------------------------
                                                           August 4,       July 29,        August 4,       July 29,
                                                             2001            2000            2001            2000
                                                           --------        --------        --------        --------

NET SALES                                                  $280,116        $229,031        $543,796        $434,037

     Cost of Goods Sold, Occupancy and Buying Costs         171,789         141,266         337,629         270,869
                                                           --------        --------        --------        --------

GROSS INCOME                                                108,327          87,765         206,167         163,168

     General, Administrative and Store Operating
         Expenses                                            68,397          53,866         134,174         104,793
                                                           --------        --------        --------        --------

OPERATING INCOME                                             39,930          33,899          71,993          58,375

     Interest Income, Net                                     1,128           1,364           2,848           3,831
                                                           --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                   41,058          35,263          74,841          62,206

     Provision for Income Taxes                              16,020          14,100          29,200          24,880
                                                           --------        --------        --------        --------

NET INCOME                                                 $ 25,038        $ 21,163        $ 45,641        $ 37,326
                                                           ========        ========        ========        ========

NET INCOME PER SHARE:

     Basic                                                 $   0.25        $   0.21        $   0.46        $   0.37
                                                           ========        ========        ========        ========
     Diluted                                               $   0.24        $   0.21        $   0.44        $   0.36
                                                           ========        ========        ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                                   99,323         100,448          99,167         101,252
                                                           ========        ========        ========        ========
     Diluted                                                104,020         101,704         103,453         102,788
                                                           ========        ========        ========        ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                            August 4,        February 3,
                                                              2001              2001
                                                            ---------         ---------
                                                           (Unaudited)
                               ASSETS
                               ------

CURRENT ASSETS:
    Cash and Equivalents                                    $  97,406         $ 137,581
    Receivables                                                18,678            15,829
    Inventories                                               157,727           120,997
    Store Supplies                                             20,102            17,817
    Other                                                      13,718            11,338
                                                            ---------         ---------

TOTAL CURRENT ASSETS                                          307,631           303,562

PROPERTY AND EQUIPMENT, NET                                   344,882           278,785

DEFERRED INCOME TAXES                                          19,491            19,491

OTHER ASSETS                                                      311               381
                                                            ---------         ---------

TOTAL ASSETS                                                $ 672,315         $ 602,219
                                                            =========         =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                        $  46,596         $  33,942
    Accrued Expenses                                          126,926           101,302
    Income Taxes Payable                                       12,191            34,021
                                                            ---------         ---------

TOTAL CURRENT LIABILITIES                                     185,713           169,265

OTHER LONG-TERM LIABILITIES                                     9,768            10,254

SHAREHOLDERS' EQUITY:
    Common Stock                                                1,033             1,033
    Paid-In Capital                                           136,323           136,490
    Retained Earnings                                         396,509           350,868
                                                            ---------         ---------
                                                              533,865           488,391

    Less:  Treasury Stock, at Average Cost                    (57,031)          (65,691)
                                                            ---------         ---------

TOTAL SHAREHOLDERS' EQUITY                                    476,834           422,700
                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 672,315         $ 602,219
                                                            =========         =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                 Twenty-six Weeks Ended
                                                               ---------------------------
                                                               August 4,          July 29,
                                                                  2001             2000
                                                               ---------         ---------
OPERATING ACTIVITIES:
    Net Income                                                 $  45,641         $  37,326

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                            18,685            13,664
         Noncash Charge for Deferred Compensation                  2,466             2,246
         Changes in Assets and Liabilities:
             Inventories                                         (36,730)          (49,478)
             Accounts Payable and Accrued Expenses                20,380            23,486
             Income Taxes                                        (21,830)          (39,138)
             Other Assets and Liabilities                         (7,613)          (13,931)
                                                               ---------         ---------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES              20,999           (25,825)
                                                               ---------         ---------

INVESTING ACTIVITIES:
    Capital Expenditures                                         (66,884)          (62,066)
    Proceeds from Maturities of Marketable Securities                  -            45,601
    Notes Receivable                                                (317)           (3,000)
                                                               ---------         ---------

NET CASH USED FOR INVESTING ACTIVITIES                           (67,201)          (19,465)
                                                               ---------         ---------

FINANCING ACTIVITIES:
    Stock Option Exercises and Other                               6,027            (7,775)
    Purchase of Treasury Stock                                         -           (31,589)
                                                               ---------         ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES               6,027           (39,364)
                                                               ---------         ---------

NET DECREASE IN CASH AND EQUIVALENTS                             (40,175)          (84,654)
    Cash and Equivalents, Beginning of Year                      137,581           147,908
                                                               ---------         ---------

CASH AND EQUIVALENTS, END OF PERIOD                            $  97,406         $  63,254
                                                               =========         =========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
       Accrual for Construction in Progress                    $  17,898         $  34,368
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

         The condensed consolidated financial statements as of August 4, 2001 and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of August 4, 2001 and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

         Certain prior period amounts have been reclassified to conform with current year presentation.

2.       EARNINGS PER SHARE

         Weighted Average Shares Outstanding (in thousands):

                                                                                          Thirteen Weeks Ended
                                                                                    ----------------------------------

                                                                                     August 4, 2001     July 29, 2000
                                                                                    ---------------   ----------------
         Shares of Class A Common Stock issued                                           103,300            103,300
         Treasury shares                                                                 (3,977)            (2,852)
                                                                                         -------            -------
         Basic shares                                                                     99,323            100,448

         Dilutive effect of options and restricted shares                                  4,697              1,256
                                                                                         -------            -------
         Diluted shares                                                                  104,020            101,704
                                                                                         =======            =======




                                                                                         Twenty-six Weeks Ended
                                                                                    ----------------------------------

                                                                                    August 4, 2001     July 29, 2000
                                                                                    ---------------   ----------------
         Shares of Class A Common Stock issued                                           103,300            103,300
         Treasury shares                                                                 (4,133)            (2,048)
                                                                                         -------            -------
         Basic shares                                                                     99,167            101,252

         Dilutive effect of options and restricted shares                                  4,286              1,536
                                                                                         -------            -------
         Diluted shares                                                                  103,453            102,788
                                                                                         =======            =======

         Options to purchase 4,503,000 and 10,248,000 shares of Class A Common Stock were outstanding at August 4, 2001 and July 29, 2000, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

3.       INVENTORIES

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                                                               August 4,        February 3,
                                                                                 2001              2001
                                                                           ---------------  ---------------
         Property and equipment, at cost                                       $ 461,613        $ 384,196
         Accumulated depreciation and amortization                              (116,731)        (105,411)
                                                                           ---------------  ---------------

         Property and equipment, net                                           $ 344,882        $ 278,785
                                                                           ===============  ===============

5.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 4, 2001 and July 29, 2000 approximated $50.5 million and $64.1 million, respectively.

6.       LONG-TERM DEBT

         The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement"), on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at August 4, 2001 or February 3, 2001.

7.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services to the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the twenty-six weeks ended August 4, 2001 and July 29, 2000 were approximately $0.8 and $0.9 million, respectively.

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

8.       CONTINGENCIES

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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors and
Shareholders of Abercrombie & Fitch

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch (the "Company") and its subsidiaries as of August 4, 2001 and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
August 10, 2001

Item  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of the 2001 fiscal year, net sales increased 22% to $280.1 million from $229.0 million a year ago. Operating income improved to $39.9 million in the second quarter of 2001 from $33.9 million in the second quarter of 2000. Earnings per diluted share were $.24 in the second quarter of 2001 compared to $.21 a year ago. Year-to-date earnings per diluted share were $.44 in 2001 compared to $.36 in 2000.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 4, 2001 to the comparable fiscal 2000 periods:

                                          Thirteen Weeks Ended                         Twenty-six Weeks Ended
                                -----------------------------------------     -----------------------------------------
                                August 4,       July 29,                      August 4,       July 29,
                                   2001           2000          Change           2001           2000          Change
                                -----------    -----------    -----------     -----------    -----------    -----------

Comparable store sales                  (8)%          (6)%                        (3)%          (7)%

Retail sales increase                   30%           22%                         28%           20%
   attributable to new and
   remodeled stores, magazine,
   catalogue and Web sites

Retail sales per average gross     $    90       $    95            (5)%     $   173       $   181            (4)%
square foot

Retail sales per average store     $   708       $   805           (12)%     $ 1,369       $ 1,544           (11)%
   (thousands)

Average store size at end of         7,758         8,408            (8)%
   quarter (gross square feet)

Gross square feet at end of          3,142         2,472            27%
   quarter (thousands)

Number of stores:

Beginning of period                    355           258                         354           250
   Opened                               50            36                          52            44
   Closed                                -             -                           1             -
                                   -------       -------                     -------       -------

End of period                          405           294                         405           294
                                   =======       =======                     =======       =======

NET SALES
---------

Net sales for the second quarter of 2001 increased 22% to $280.1 million from $229.0 million in 2000. The increase was due to the addition of new stores offset by an 8% decline in comparable store sales as compared with last year's thirteen-week period ended August 5, 2000. The decrease in comparable store sales was primarily due to continued weakness in the men's business. Comparable store sales were positive in the women's business for the quarter driven by strong performances in denim, knits, skirts and gymwear. The Company's catalogue, the A&F Quarterly (a catalogue/magazine), and the Company's Web sites accounted for 4.0% of net sales in the second quarter of 2001 as compared to 3.0% last year.

Year-to-date net sales were $543.8 million, an increase of 25%, from $434.0 million for the same period in 2000. Sales growth resulted from the addition of new stores offset by a 3% decline in comparable store sales. The decrease in comparable store sales was primarily due to continued weakness in the men's business. Comparable store sales were positive in the women's business with strong performances across most tops and bottoms categories. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.4% of 2001 year-to-date net sales as compared to 3.3% last year.

GROSS INCOME
------------

Gross income, expressed as a percentage of net sales, increased to 38.7% during the second quarter of 2001 from 38.3% for the same period in 2000. The increase was primarily attributable to higher merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to higher initial markup (IMU), a lower markdown rate and lower inventory shrinkage. The increase in IMU was a result of continued improvement in the sourcing of merchandise, which allowed for an increased gross margin rate despite the offering of lower price points in key product classifications. Merchandise margins also increased because of a cautious investment in summer inventory, which led to a lower level of summer carryover merchandise in 2001. The decreased levels of carryover merchandise allowed for a reduction in markdowns, expressed as a percentage of net sales, as compared to last year. Additionally, the Company continues to emphasize its in-store operational controls to better control inventory shrinkage. Partially offsetting these improvements was an increase in buying and occupancy costs, expressed as a percentage of net sales, as a result of the inability to leverage fixed expenses with lower sales volume per average store.

The 2001 year-to-date gross income, expressed as a percentage of net sales, increased to 37.9% from 37.6% for the comparable period in 2000. The increase was attributable to higher IMU as a result of the improved sourcing of merchandise and lower inventory shrinkage.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.4% and 23.5% in the second quarter of 2001 and 2000, respectively. The Company continues to tightly control expenses in both the stores and the home office. These cost controls include limiting headcount additions, reducing home office travel and store payroll hours, and decreasing information technology and outside services expenses as a percentage of net sales. The savings from these cost controls were offset by the inability to leverage fixed expenses as a result of the decrease in sales volume per average store. Also offsetting the cost savings were higher costs related to management bonuses due to improved earnings performance versus last year and increased depreciation expense related to the new home office complex and distribution center.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 24.7% and 24.1% for the year-to-date periods in 2001 and 2000, respectively. The decline resulted primarily from the inability to leverage fixed expenses as a result of the decrease in sales volume per average store and higher costs related to management bonuses due to improved earnings performance versus last year.

OPERATING INCOME
----------------

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 14.3% and 13.2% in 2001, down from 14.8% and 13.4% for the comparable period in 2000. The decline in operating income percentages in these periods is a result of higher general, administrative and store operating expenses, expressed as a percentage of net sales, which were partially offset by the increased gross income percentages.

INTEREST INCOME
---------------

Second quarter and year-to-date net interest income were $1.1 and $2.8 million in 2001 as compared with net interest income of $1.4 and $3.8 million for the second quarter and year-to-date last year. Net interest income in 2001 and 2000 was primarily from short-term investments.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                        August 4,                 February 3,
                                          2001                       2001
                                    -----------------         ------------------

   Working capital                         $121,918                   $134,297
                                    =================         ==================

   Capitalization:
       Shareholders' equity                $476,834                   $422,700
                                    =================         ==================

Net cash provided by operating activities totaled $21.0 million for the twenty-six weeks ended August 4, 2001 versus net cash used for operating activities of $25.8 million in the comparable period of 2000. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from an increase in accounts payable, to support the growth in inventories, and from an increase in accrued expenses, principally store payroll, to keep up with store growth. Cash was used primarily to fund inventory purchases required to support the addition of new stores and for tax payments on earnings in the fourth quarter of 2000 and estimated tax payments for fiscal year 2001 earnings.

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

Financing activities during 2001 have consisted primarily of stock option exercises. Financing activities during 2000 consisted primarily of the repurchase of 3,000,000 million shares of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. No shares were repurchased during 2001. As of August 4, 2001, A&F was authorized to repurchase up to an additional 2,450,000 shares under the current repurchase program.

CAPITAL EXPENDITURES
--------------------

Capital expenditures, primarily for new and remodeled stores and the construction of the new home office and distribution center, totaled $66.9 million and $62.1 million for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. Additionally, the noncash accrual for construction in progress increased by $17.9 million in 2001 and by $34.4 million in 2000.

The Company anticipates spending $115 to $125 million in 2001 for capital expenditures, of which $95 to $105 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the new home office and distribution center, which were completed in April 2001 and February 2001, respectively. The Company intends to add approximately 830,000 gross square feet in 2001, which will represent a 29% increase over year-end 2000. It is anticipated the increase will result from the net addition of approximately 44 new Abercrombie & Fitch stores, 64 abercrombie stores and 29 Hollister Co. stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2001 will approximate $625,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The standard is effective starting with fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management of A&F anticipates that the adoption of SFAS No. 142 will not have an impact on the Company's results of operations or its financial position.

SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management of A&F anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

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


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of August 4, 2001 has not significantly changed since February 3, 2001. A&F's market risk profile as of February 3, 2001 is disclosed in A&F's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in lawsuits arising in the ordinary course of business.

         On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds A&F and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F has moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The motion to dismiss is still pending. The Court has set a hearing for class certification for February 14, 2002 and class certification discovery is pending.

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


Item 5.  OTHER INFORMATION

         Effective as of the close of business on October 5, 2001, First Chicago Trust Company of New York (now a division of EquiServe ("First Chicago/EquiServe")) will cease to serve as Transfer Agent and Registrar of A&F's Class A Common Stock. National City Bank of Cleveland, Ohio ("National City Bank") has been appointed as successor Transfer Agent and Registrar effective as of the opening of business on October 8, 2001.

         A&F and First Chicago/EquiServe entered into a Rights Agreement, dated as of July 16, 1998, which was subsequently amended by Amendment No. 1, dated as of April 21, 1999 (collectively, the "Rights Agreement"), pursuant to which First Chicago/EquiServe was appointed to act as "Rights Agent" under the Rights Agreement. The terms of the Rights Agreement have been described in A&F's Form 8-A filed with the SEC on July 21, 1998 and Amendment No. 1 to Form 8-A filed with the SEC on April 26, 1999, and in Item 5 of Part II of A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

         A&F has notified First Chicago/EquiServe that effective as of the close of business on October 5, 2001, First Chicago/EquiServe will be removed as Rights Agent under the Rights Agreement. National City Bank has been appointed as successor Rights Agent effective as of the opening of business on October 8, 2001. A copy of the Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank is being filed as
         Exhibit 4.6 to this Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         --------

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

               4.6 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank.

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

               10.6 Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and A&F, incorporated by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. (File No. 1-12107)

               10.7 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit
                         10.14 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

               10.8 Replacement Promissory Note, dated May 18, 2001, issued by Michael S. Jeffries to A&F, incorporated by reference to Exhibit 10.11 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 5, 2001. (File No. 1-12107)

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.



(b) REPORTS ON FORM 8-K.
    --------------------

    No reports on Form 8-K were filed during the fiscal quarter ended August 4, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ABERCROMBIE & FITCH CO.
                                          (Registrant)



                                      By /s/ Seth R. Johnson
                                         -------------------------------------
                                         Seth R. Johnson,
                                         Executive Vice President and Chief
                                         Operating Officer*


Date: September 17, 2001


----------
* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.              DOCUMENT
-----------              ----------------------------------------

     4.6 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank.

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.