Form 10-Q
period 2001-11-03
ABERCROMBIE & FITCH CO /DE/
filed 2001-12-17
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 3, 2001
                                               ----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               ---------------------        --------------------

                         Commission file number 1-12107
                                                -------


                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                6301 Fitch Path, New Albany, OH           43054
              ------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code (614) 283-6500
                                                   --------------

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock                            Outstanding at December 11, 2001
--------------------                            --------------------------------
   $.01 Par Value                                      98,870,455 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Statements of Income
      Thirteen and Thirty-nine Weeks Ended
        November 3, 2001 and October 28, 2000.................................3

    Condensed Consolidated Balance Sheets
        November 3, 2001 and February 3, 2001.................................4

    Condensed Consolidated Statements of Cash Flows
      Thirty-nine Weeks Ended
        November 3, 2001 and October 28, 2000.................................5

    Notes to Condensed Consolidated Financial Statements......................6

    Report of Independent Accountants........................................10

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition......................11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16

Part II. Other Information

  Item 1. Legal Proceedings..................................................17

  Item 6. Exhibits and Reports on Form 8-K...................................19

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                    Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                               -------------------------------    ------------------------------
                                                                November 3,      October 28,      November 3,      October 28,
                                                                   2001              2000             2001             2000
                                                               --------------    -------------    -------------    -------------

NET SALES                                                           $354,473         $364,122         $898,269         $798,159
     Cost of Goods Sold, Occupancy and Buying Costs                  211,070          220,839          548,699          491,708
                                                               --------------    -------------    -------------    -------------

GROSS INCOME                                                         143,403          143,283          349,570          306,451
     General, Administrative and Store Operating
         Expenses                                                     72,511           72,100          206,685          176,893
                                                               --------------    -------------    -------------    -------------
OPERATING INCOME                                                      70,892           71,183          142,885          129,558
     Interest Income, Net                                              1,001            1,469            3,849            5,300
                                                               --------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                            71,893           72,652          146,734          134,858
     Provision for Income Taxes                                       28,030           29,060           57,230           53,940
                                                               --------------    -------------    -------------    -------------

NET INCOME                                                           $43,863          $43,592          $89,504          $80,918
                                                               ==============    =============    =============    =============

NET INCOME PER SHARE:
     Basic                                                             $0.44            $0.44            $0.90            $0.81
                                                               ==============    =============    =============    =============
     Diluted                                                           $0.43            $0.43            $0.87            $0.79
                                                               ==============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                            99,201           98,969           99,178          100,491
                                                               ==============    =============    =============    =============
     Diluted                                                         101,692          101,548          102,866          102,375
                                                               ==============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                                        November 3,  February 3,
                                                           2001         2001
                                                        -----------  -----------
                                                        (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
  Cash and Equivalents                                   $  71,481    $ 137,581
  Marketable Securities                                     31,486           --
  Receivables                                               26,439       15,829
  Inventories                                              153,204      120,997
  Store Supplies                                            23,968       17,817
  Other                                                     14,396       11,338
                                                         ---------    ---------
TOTAL CURRENT ASSETS                                       320,974      303,562

PROPERTY AND EQUIPMENT, NET                                369,902      278,785

DEFERRED INCOME TAXES                                        4,788        4,788

OTHER ASSETS                                                   273          381
                                                         ---------    ---------
TOTAL ASSETS                                             $ 695,937    $ 587,516
                                                         =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                       $  36,422    $  33,942
  Accrued Expenses                                         127,469      101,302
  Income Taxes Payable                                      11,399       19,318
                                                         ---------    ---------

TOTAL CURRENT LIABILITIES                                  175,290      154,562

OTHER LONG-TERM LIABILITIES                                 10,327       10,254

SHAREHOLDERS' EQUITY:
  Common Stock                                               1,033        1,033
  Paid-In Capital                                          136,350      136,490
  Retained Earnings                                        440,372      350,868
                                                         ---------    ---------
                                                           577,755      488,391

  Less: Treasury Stock, at Average Cost                    (67,435)     (65,691)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                 510,320      422,700
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 695,937    $ 587,516
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                        Thirty-nine Weeks Ended
                                                        ------------------------
                                                        November 3,  October 28,
                                                          2001          2000
                                                        -----------  -----------

OPERATING ACTIVITIES:
  Net Income                                             $  89,504    $  80,918
  Impact of Other Operating Activities on Cash Flows:
    Depreciation and Amortization                           29,196       21,112
    Noncash Charge for Deferred Compensation                 3,110        3,386
    Changes in Assets and Liabilities:
      Inventories                                          (32,207)     (47,112)
      Accounts Payable and Accrued Expenses                 10,745       34,496
      Income Taxes                                          (7,919)     (25,352)
      Other Assets and Liabilities                         (19,321)       2,195
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   73,108       69,643
                                                         ---------    ---------
INVESTING ACTIVITIES:
  Capital Expenditures                                    (102,411)    (114,190)
  Purchases of Marketable Securities                       (31,486)          --
  Proceeds from Maturities of Marketable Securities             --       45,601
  Notes Receivable                                            (317)      (3,000)
                                                         ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                    (134,214)     (71,589)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Stock Option Exercises and Other                           6,075       (7,871)
  Purchases of Treasury Stock                              (11,069)     (43,929)
                                                         ---------    ---------
NET CASH USED FOR FINANCING ACTIVITIES                      (4,994)     (51,800)
                                                         ---------    ---------
NET DECREASE IN CASH AND EQUIVALENTS                       (66,100)     (53,746)
  Cash and Equivalents, Beginning of Year                  137,581      147,908
                                                         ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                      $  71,481    $  94,162
                                                         =========    =========
SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Accrual for Construction in Progress                   $  17,902    $  29,126
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

   The condensed consolidated financial statements as of November 3, 2001 and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

   The condensed consolidated financial statements as of November 3, 2001 and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of
   Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.


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

   SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management of A&F anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

   SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," will be effective for fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company), and interim periods within those fiscal years. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management of A&F anticipates that the adoption of SFAS No. 144 will not have an impact on the Company's results of operations or its financial position.


3. EARNINGS PER SHARE

   Weighted Average Shares Outstanding (in thousands):

                                                         Thirteen Weeks Ended
                                                       ------------------------

                                                       November 3,  October 28,
                                                          2001         2000
                                                       -----------  -----------

   Shares of Class A Common Stock issued                 103,300     103,300
   Treasury shares                                        (4,099)     (4,331)
                                                         -------     -------
   Basic shares                                           99,201      98,969

   Dilutive effect of options and restricted shares        2,491       2,579
                                                         -------     -------
   Diluted shares                                        101,692     101,548
                                                         =======     =======



                                                       Thirty-nine Weeks Ended
                                                       -------------------------
                                                       November 3,  October 28,
                                                          2001         2000
                                                       -----------  -----------

   Shares of Class A Common Stock issued                 103,300     103,300
   Treasury shares                                        (4,122)     (2,809)
                                                         -------     -------
   Basic shares                                           99,178     100,491

   Dilutive effect of options and restricted shares        3,688       1,884
                                                         -------     -------
   Diluted shares                                        102,866     102,375
                                                         =======     =======

   Options to purchase 6,388,000 and 5,599,000 shares of Class A Common Stock during the thirteen and thirty-nine weeks ended November 3, 2001, respectively, and 8,798,000 and 9,015,000 shares during the thirteen and thirty-nine weeks ended October 28, 2000, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.


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


5. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consisted of (in thousands):

                                                    November 3,    February 3,
                                                      2001            2001
                                                    -----------    -----------

   Property and equipment, at cost                   $ 494,154     $ 384,196
   Accumulated depreciation and amortization          (124,252)     (105,411)
                                                     ---------     ---------
   Property and equipment, net                       $ 369,902     $ 278,785
                                                     =========     =========


6. INCOME TAXES

   The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 3, 2001 and October 28, 2000 approximated $64.7 million and $80.0 million, respectively.


7. LONG-TERM DEBT

   The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement") on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at November 3, 2001 or February 3, 2001.

8. RELATED PARTY TRANSACTIONS

   Shahid & Company, Inc. has provided advertising and design services to the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirty-nine weeks ended November 3, 2001 and October 28, 2000 were approximately $1.3 million for each period.

   On May 18, 2001, A&F loaned the amount of $4,817,146 to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on December 31, 2001. The outstanding principal under the note bears interest at the rate of 4.5% per annum. This note constitutes a replacement of, and substitute for, the replacement promissory note dated as of August 28, 2000 in the amount of $4.5 million, which has been cancelled.


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

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Shareholders of Abercrombie & Fitch

We have reviewed the accompanying condensed consolidated balance sheets of Abercrombie & Fitch (the "Company") and its subsidiaries as of November 3, 2001 and October 28, 2000, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
November 9, 2001

Item  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of the 2001 fiscal year, net sales decreased 3% to $354.5 million from $364.1 million a year ago. Operating income declined to $70.9 million in the third quarter of 2001 from $71.2 million in the third quarter of 2000. Earnings per diluted share were $.43 in the third quarter of both 2001 and 2000. Year-to-date earnings per diluted share were $.87 in 2001 compared to $.79 in 2000.

Financial Summary

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended November 3, 2001 to the comparable fiscal 2000 periods:

                                                 Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                       -------------------------------------------    -------------------------------------------
                                        November 3,     October 28,                    November 3,     October 28,
                                           2001            2000          Change           2001            2000          Change
                                       ------------     -----------    -----------    -------------    -----------    -----------

Comparable store sales                       (15)%          (3)%                            (8)%           (5)%

Retail sales increase                         12%           31%                             21%            24%
   attributable to new and
   remodeled stores, magazine,
   catalogue and Web sites

Retail sales per average gross              $104          $138            (25)%           $274           $320            (14)%
   square foot

Retail sales per average store              $797        $1,143            (30)%         $2,134         $2,691            (21)%
   (thousands)

Average store size at end of               7,594         8,178             (7)%
   quarter (gross square feet)

Gross square feet at end of                3,448         2,658             30%
   quarter (thousands)

Number of stores:

Beginning of period                          405           294                             354            250
   Opened                                     49            31                             101             75
   Closed                                      -             -                               1              -
                                           -----        ------                          ------         ------
End of period                                454           325                             454            325
                                           =====        ======                          ======         ======


Net Sales
---------

Net sales for the third quarter of 2001 decreased 3% to $354.5 million from $364.1 million in 2000. The decrease was due to a 15% decline in comparable store sales as compared with last year's thirteen-week period ended November 4, 2000, which more than offset the sales increase attributable to the addition of new stores. The decrease in comparable store sales was primarily due to continued weakness in the men's business. Women's had a negative single-digit comparable store sales decrease for the quarter. Stronger performing categories were in denim, gymwear, skirts and women's accessories. The quarter was affected by an unusual interest in "wear-now" merchandise at the expense of traditionally strong back-to-school categories such as sweaters, sweats and outerwear. The Company's catalogue, the A&F Quarterly (a catalogue/magazine), and the Company's Web sites accounted for 3.4% of net sales in the third quarter of 2001 as compared to 2.9% last year. Operating improvements in e-commerce fulfillment helped reduce the number of backorders, increasing sales by improving in-stocks.

Year-to-date net sales were $898.3 million, an increase of 13% from $798.2 million for the same period in 2000. Sales growth resulted from the addition of new stores offset by an 8% decline in comparable store sales. The decrease in comparable store sales was primarily due to continued weakness in the men's business. Comparable store sales were positive in the women's business with strong performances in denim, knits, sweaters, skirts and gymwear. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.0% of 2001 year-to-date net sales as compared to 3.1% last year.


Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 40.5% during the third quarter of 2001 from 39.4% for the same period in 2000. The increase was primarily attributable to higher merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to higher initial markup (IMU), a lower markdown rate and lower inventory shrinkage. The increase in IMU was a result of continued improvement in the sourcing of merchandise, which allowed for increased markup while maintaining similar retail prices as compared to last year. Merchandise margins also increased because of a cautious investment in back-to-school inventory, which led to a lower level of inventory per square foot. The reduced level of inventory allowed for a reduction in markdowns, expressed as a percentage of net sales, as compared to last year. Additionally, the Company continues to emphasize its in-store operational controls to improve inventory shrinkage. Partially offsetting these improvements was an increase in buying and occupancy costs, expressed as a percentage of net sales, as a result of the inability to leverage fixed expenses with lower sales volume per average store.

The 2001 year-to-date gross income, expressed as a percentage of net sales, increased to 38.9% from 38.4% for the comparable period in 2000. The increase was attributable to higher IMU as a result of the improved sourcing of merchandise, a lower markdown rate and lower inventory shrinkage. Partially offsetting these improvements was an increase in buying and occupancy costs, expressed as a percentage of net sales, as a result of the inability to leverage fixed expenses with lower sales volume per average store.


General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, were 20.5% and 19.8% in the third quarter of 2001 and 2000, respectively. The Company continues to tightly control expenses in both the stores and the home office. These cost controls include limiting headcount additions, reducing home office travel and store payroll hours, and decreasing outside services expenses as a percentage of net sales. The savings from these cost controls were offset by the inability to leverage fixed expenses as a result of the decrease in sales volume per average store. Also offsetting the cost savings were higher depreciation and occupancy expenses related to the new home office complex and distribution center. General, administrative and store operating expenses were also negatively impacted by a significant increase in charitable contributions. All profits from "freedom" t-shirts and savings from the cancellation of the Christmas magazine were donated to help victims of the September 11th attack. These contributions totaled approximately $1.6 million for the quarter.

General, administrative and store operating expenses, expressed as a percentage of net sales, were 23.0% and 22.2% for the year-to-date periods in 2001 and 2000, respectively. The percentage increase resulted primarily from the inability to leverage fixed expenses as a result of the decrease in sales volume per average store.


Operating Income
----------------

Operating income, expressed as a percentage of net sales, increased to 20.0% during the third quarter of 2001 from 19.5% for the comparable period of 2000. The increase is a result of a higher gross income percentage. The increase was partially offset by higher general, administrative and store operating expenses, expressed as a percentage of net sales.

Operating income, expressed as a percentage of net sales, declined to 15.9% for the year-to-date period in 2001 from 16.2% for the comparable period in 2000. The decline in the operating income percentage is a result of higher general, administrative and store operating expenses, expressed as a percentage of net sales, which were partially offset by the increased gross income percentage.


Interest Income
---------------

Third quarter and year-to-date net interest income were $1.0 and $3.8 million in 2001 as compared with net interest income of $1.5 and $5.3 million for the third quarter and year-to-date periods last year. Net interest income in 2001 and 2000 was primarily from short-term investments.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                    November 3,     February 3,
                                                       2001             2001
                                                    -----------     -----------

      Working capital                                $145,684        $149,000
                                                     ========        ========
      Capitalization:
          Shareholders' equity                       $510,320        $422,700
                                                     ========        ========


Net cash provided by operating activities totaled $73.1 million for the thirty-nine weeks ended November 3, 2001 versus $69.6 million in the comparable period of 2000. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from an increase in both accounts payable and accrued expenses as a result of the continued growth of the business. Cash was used primarily to fund inventory and store supplies required to support the addition of new stores and for tax payments on earnings in the fourth quarter of 2000 and estimated tax payments for fiscal year 2001 earnings. In addition, receivables increased primarily as a result of higher construction allowances related to the timing of new store openings.

Abercrombie & Fitch's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures related to new and remodeled stores (net of construction allowances) and the construction costs of the new home office and distribution center. In 2001, cash outflows for investing activities also consisted of the purchase of short-term marketable securities. In 2000, capital expenditures were offset by maturities of marketable securities.

Financing activities during 2001 and 2000 consisted primarily of the repurchase of 600,000 and 3,550,000 shares of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. As of November 3, 2001, A&F was authorized to repurchase up to an additional 1,850,000 shares under the current repurchase program. Financing activities also consisted of stock option exercises.


Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores and the construction of the new home office and distribution center, totaled $102.4 million and $114.2 million for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. Additionally, the noncash accrual for construction in progress increased by $17.9 million in 2001 and by $29.1 million in 2000.

The Company anticipates spending $125 to $135 million in 2001 for capital expenditures, of which $100 to $110 million will be for new stores, remodeling and/or expansion of existing stores and related improvements. The balance of capital expenditures will chiefly be related to the new home office and distribution center, which were completed in April 2001 and February 2001, respectively, as well as to the decision to in-source IT data center operations and e-commerce fulfillment. The Company intends to add approximately 820,000 gross square feet in 2001, which will represent a 29% increase over year-end 2000. It is anticipated the increase will result from the net addition of approximately 44 new Abercrombie & Fitch stores, 63 abercrombie stores and 29 Hollister Co. stores.

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

SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management of A&F anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets," will be effective for fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company), and interim periods within those fiscal years. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management of A&F anticipates that the adoption of SFAS No. 144 will not have an impact on the Company's results of operations or its financial position.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns and consumer preferences, the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of November 3, 2001 has not significantly changed since February 3, 2001. A&F's market risk profile as of February 3, 2001 is disclosed in A&F's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in lawsuits arising in the ordinary course of business.

        On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds A&F and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The motion to dismiss was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint on December 17, 2001. The Court has set a hearing for class certification for February 14, 2002 and class certification discovery has commenced. The motion for preliminary approval of the other defendants' settlement is also set for hearing on February 28, 2002.

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

            Agent, incorporated by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

     4.5 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

     4.6 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. (File No. 1-12107)

10. Material Contracts.

     10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated by reference to Exhibit A to A&F's Proxy Statement dated April 14, 1997. (File No. 1-12107)

     10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

     10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

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

    No reports on Form 8-K were filed during the fiscal quarter ended November 3, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ABERCROMBIE & FITCH CO.
                                           (Registrant)



                                      By /S/ Seth R. Johnson
                                         -----------------------------------
                                         Seth R. Johnson,
                                         Executive Vice President and Chief
                                         Operating Officer*


Date: December 17, 2001


* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Document
-----------     --------

     10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.