Form 10-K
period 2002-02-02
ABERCROMBIE & FITCH CO /DE/
filed 2002-04-17
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   -----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2002
                          ----------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _______


                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   31-1469076
---------------------------------          ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

6301 Fitch Path, New Albany, OH                         43054
---------------------------------------          ---------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (614) 283-6500
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
         Class A Common Stock,        New York Stock Exchange, Inc.
         $.01 Par Value
         Series A Participating
         Cumulative Preferred
         Stock Purchase Rights        New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days. Yes  X      No
                      ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant as of March 28, 2002: $3,037,458,332.
                                                       --------------

Number of shares outstanding of the registrant's common stock as of March 28, 2002: 99,035,648 shares of Class A Common Stock.
      ----------

                       DOCUMENT INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

General.

Abercrombie & Fitch Co., a Delaware corporation ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie and Hollister Co. brands. As of February 2, 2002, the Company operated 491 stores in the United States.

Description of Operations.

General.
-------

The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear. Famous for outfitting the safaris of Teddy Roosevelt and Ernest Hemingway and the expeditions of Admiral Byrd to the North and South Poles, Abercrombie & Fitch goods were renowned for their durability and dependability - and Abercrombie & Fitch placed a premium on complete customer satisfaction with each item sold. In 1992, a new management team began repositioning Abercrombie & Fitch as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle. In reestablishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

In 1997, the Company introduced the A&F Quarterly (a catalogue/magazine), which is a lifestyle magazine focused on the college experience, and subsequently added a catalogue format. The Company launched a web-based store featuring lifestyle pieces, such as AFTV, located at www.abercrombie.com, in 1998. Products comparable to those carried at Abercrombie & Fitch stores can be purchased through the Quarterly, catalogue and abercrombie.com.

The Company launched abercrombie, which targets 7 to 14-year-old boys and girls, in 1998. These stores offer fashion-oriented casual apparel in the tradition of Abercrombie & Fitch style and quality. A lifestyle web-based store located at www.abercrombiekids.com was introduced in 2000, where products comparable to those carried at abercrombie can be purchased on-line.

The Hollister Co. brand was launched in 2000. Hollister Co. is a West Coast oriented lifestyle brand targeted at 14 to 17-year-old high school guys and girls, at lower price points than Abercrombie & Fitch. Hollister Co. has established a lifestyle Web site at www.hollisterco.com but, as yet, no merchandise is available through the site.

At the end of fiscal year 2001, the Company operated 491 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

              Fiscal    Beginning
               Year      of Year   Opened    Closed   End of Year
               ----      -------   ------    ------   -----------
               1997        127       30        (1)        156

               1998        156       41        (1)        196

               1999        196       54                   250

               2000        250       104                  354

               2001        354       138       (1)        491

Suppliers.
---------

During fiscal year 2001, the Company purchased merchandise from approximately 148 suppliers and factories located throughout the world. In fiscal year 2001, the Company sourced approximately 12% of its apparel through Koos Manufacturing and 8% through Wooliston Garment, Inc. In addition to purchases from Koos and Wooliston, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. Excluding purchases from Koos and Wooliston, no more than 5% of the merchandise purchased by the Company originated from any single manufacturer. The Company pursues a global sourcing strategy that includes relationships with vendors in over 40 countries. Any event causing a sudden disruption in these sourcing operations, either political or financial, could have an adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

Distribution and Merchandise Inventory.
--------------------------------------

Most of the merchandise and related materials for the Company's stores are shipped to its distribution center in New Albany, Ohio where the merchandise is received and inspected. Merchandise and related materials are distributed to the Company's stores using contract carriers.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

Seasonal Business.
-----------------

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas selling periods. During fiscal year 2001, the highest inventory level approximated $157.7 million at the July 2001 month-end and the lowest inventory level approximated $97.5 million at the December 2001 month-end.

Store Operations and Expansion.
------------------------------

The Company's stores and point-of-sale marketing are designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that is consistent with the A&F lifestyle.

The Company's sales associates, or brand representatives, are a central element in creating the entertaining, yet comfortable, atmosphere of the stores. In addition to providing a high level of customer service, the brand representatives reflect the casual, energetic attitude of the brand and culture.

The Company maintains a uniform appearance throughout its store base, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that dictate fixture and merchandise placement to ensure uniform execution of the merchandising strategy at the store level. Standardization of store design and merchandise presentation also creates a cost savings in store furnishings, maximizes usage and productivity of selling space and allows the Company to efficiently open new stores.

Trademarks.
----------

The Abercrombie & Fitch, abercrombie and Hollister Co. trademarks, and certain other trademarks, either have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with registries of many foreign countries. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

Other Information.
-----------------

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7, which information is incorporated herein by reference.

Competition.

The sale of apparel and personal care products through retail stores, catalogues and e-commerce is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, selection and quality are the principal competitive factors in retail store sales and on-line sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogues and e-commerce.

Associate Relations.

On February 2, 2002, the Company employed approximately 16,700 associates (none of whom were party to a collective bargaining agreement), approximately 13,700 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

The Company believes its relationship with associates is good.

ITEM 2.   PROPERTIES.

At the start of fiscal year 2001, the Company's headquarters and support functions (consisting of office, distribution and shipping facilities) were located in Reynoldsburg, Ohio and were owned by The Limited, Inc. and leased by the Company under leases expiring in 2001. The Company began operating out of its new distribution and shipping facilities in February 2001 and moved to its new home office in April 2001. The new headquarters and support functions are located in New Albany, Ohio.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2002 and 2014.

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

As of February 2, 2002, the Company's 491 stores were located in 48 states and the District of Columbia as follows:

Alabama - 6                 Hawaii - 1         Massachusetts - 18    New Mexico - 2        South Dakota - 1
Arizona - 11                Idaho - 1          Michigan - 16         New York - 27         Tennessee - 14
Arkansas - 4                Illinois - 27      Minnesota - 9         North Carolina - 15   Texas - 35
California - 33             Indiana - 19       Mississippi - 4       North Dakota - 1      Utah - 4
Colorado - 10               Iowa - 3           Missouri - 13         Ohio - 29             Vermont - 2
Connecticut - 10            Kansas - 5         Montana - 2           Oklahoma - 8          Virginia - 13
Delaware - 1                Kentucky - 7       Nebraska - 2          Oregon - 3            Washington - 13
District of Columbia - 2    Louisiana - 9      Nevada - 1            Pennsylvania - 23     West Virginia - 1
Florida - 19                Maine - 2          New Hampshire - 3     Rhode Island - 3      Wisconsin - 11
Georgia - 21                Maryland - 7       New Jersey - 16       South Carolina - 4


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business.

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which adds A&F and others as defendants, but does not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F moved to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The motion to dismiss was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of the other defendants' settlement was also heard the same date.

On June 2, 1998, A&F filed suit against American Eagle Outfitters, Inc. alleging an intentional and systematic copying of the "Abercrombie & Fitch" brand, its images and business practices, including the design and look of the Company's merchandise, marketing and catalogue/magazine. The lawsuit, filed in Federal District Court in Columbus, Ohio, sought to enjoin American Eagle's practices, recover lost profits and obtain punitive damages. In July 1999, the District Court granted a summary judgment dismissing the lawsuit against American Eagle. A&F filed a motion for reconsideration of the District Court judgment which was subsequently denied by court order dated September 10, 1999. In October 1999, A&F filed an appeal in the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit") regarding the decisions of the District Court on the motions for summary judgment and reconsideration. The appeal was fully briefed and oral arguments were held before the Sixth Circuit on December 7, 2000. On February 15, 2002, the Sixth Circuit affirmed the decision of the District Court granting summary judgment in favor of American Eagle.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 28, 2002.

Michael S. Jeffries, 57, has been Chairman of the Board and Chief Executive Officer since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer. Mr. Jeffries has also been a director of A&F since 1996.

Seth R. Johnson, 48, has been Executive Vice President-Chief Operating Officer since February 2000. Prior thereto, Mr. Johnson had been Vice President-Chief Financial Officer since 1992. Mr. Johnson has been a director of A&F since 1998.

Diane Chang, 46, has been Senior Vice President-Sourcing since February 2000. Prior thereto, she held the position of Vice President-Sourcing from May 1998 to February 2000 and for six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President - Manufacturing at J. Crew, Inc.

Raymond C. Attanasio, 50, has been Senior Vice President, General Merchandise Manager for Abercrombie & Fitch Boys' since December 2001. Prior thereto, Mr. Attanasio was Senior Vice President, General Merchandise Manager for Abercrombie & Fitch Men's and Boys' from January 2001 to December 2001, Senior Vice President-Human Resources from February 2000 to January 2001 and Vice President-Human Resources from August 1998 to February 2000. Mr. Attanasio also held the position of Vice President-General Merchandising Manager-Men's at J. Crew, Inc. from May 1991 to June 1998.

Leslee K. O'Neill, 41, has been Senior Vice President-Planning & Allocation since February 2000. Prior thereto, Ms. O'Neill held the position of Vice President-Planning & Allocation from February 1994 to February 2000.

Wesley S. McDonald, 39, has been Vice President-Chief Financial Officer since June 2000. Prior thereto, Mr. McDonald held a variety of positions in finance and distribution at Target Corporation from 1988 to May 2000. His last position at Target Corporation was Director-Information Systems Finance and Administration.

The executive officers serve at the pleasure of the Board of Directors of A&F and in the case of Messrs. Jeffries and Johnson, pursuant to employment agreements.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following is a summary of A&F's sales prices as reported on the New York Stock Exchange ("ANF") for the 2001 and 2000 fiscal years:

                                                    Sales Price
                                           -----------------------------

                                                High          Low
                                           ------------   --------------

             2001 Fiscal Year
             ----------------------
             4th Quarter                        $30.40        $18.06
             3rd Quarter                        $38.50        $16.21
             2nd Quarter                        $47.50        $33.10
             1st Quarter                        $37.90        $26.28

             2000 Fiscal Year
             ----------------------
             4th Quarter                        $31.31        $14.75
             3rd Quarter                        $26.56        $15.31
             2nd Quarter                        $16.69        $ 8.00
             1st Quarter                        $24.50        $10.06

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

On February 2, 2002, there were approximately 5,000 shareholders of record. However, when including active associates who participate in A&F's stock purchase plan, associates who own shares through A&F-sponsored retirement plans and others holding shares in broker accounts under street name, A&F estimates the shareholder base at approximately 65,000.

ITEM 6.  SELECTED FINANCIAL DATA.

                               ABERCROMBIE & FITCH

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)


Fiscal Year                                2001          2000*          1999          1998         1997         1996       1995*
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                $1,364,853     $1,237,604    $1,030,858   $  805,180   $  513,109   $  329,800   $ 232,415
------------------------------------------------------------------------------------------------------------------------------------
Gross Income                             $  558,034     $  509,375    $  450,383   $  331,354   $  191,890   $  118,194   $  76,550
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                         $  271,458     $  253,652    $  242,064   $  166,958   $   84,125   $   45,993   $  23,798
------------------------------------------------------------------------------------------------------------------------------------
Operating Income as a
   Percentage of Net Sales                     19.9%          20.5%         23.5%        20.7%        16.4%        13.9%       10.2%
------------------------------------------------------------------------------------------------------------------------------------
Net Income                               $  168,672     $  158,133    $  149,604   $  102,062   $   48,322   $   24,674   $  14,298
------------------------------------------------------------------------------------------------------------------------------------
Net Income as a
   Percentage of Net Sales                     12.4%          12.8%         14.5%        12.7%         9.4%         7.5%        6.2%
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (1)
Net Income Per Basic Share               $     1.70     $     1.58    $     1.45   $      .99   $      .47   $      .27   $     .17
------------------------------------------------------------------------------------------------------------------------------------
Net Income Per Diluted Share             $     1.65     $     1.55    $     1.39   $      .96   $      .47   $      .27   $     .17
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
   Outstanding                              102,524        102,156       107,641      106,202      102,956       91,520      86,000
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                             $  770,546     $  589,577    $  458,166   $  319,161   $  183,238   $  105,761   $  87,693
------------------------------------------------------------------------------------------------------------------------------------
Return on Average Assets                         25%            30%           38%          41%          33%          26%         20%
------------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures                     $  126,515     $  153,481    $   73,377   $   37,483   $   29,486   $   24,323   $  24,526
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                    -              -             -            -   $   50,000   $   50,000           -
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)           $  595,434     $  422,700    $  311,094   $  186,105   $   58,775   $   11,238   $ (22,622)
------------------------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase
(Decrease)                                       (9%)           (7%)          10%          35%          21%          13%          5%
------------------------------------------------------------------------------------------------------------------------------------
Retail Sales Per Average Gross Square
   Foot                                  $      401     $      474    $      505   $      476   $      370   $      301   $     286
------------------------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                     491            354           250          196          156          127         100
------------------------------------------------------------------------------------------------------------------------------------
Gross Square Feet                         3,673,000      2,849,000     2,174,000    1,791,000    1,522,000    1,229,000     962,000
------------------------------------------------------------------------------------------------------------------------------------
Number of Associates                         16,700         13,900        11,300        9,500        6,700        4,900       3,000
------------------------------------------------------------------------------------------------------------------------------------

*Fifty-three week fiscal year.

(1) Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the fourth quarter of the 2001 fiscal year were $466.6 million, an increase of 6% from $439.4 million for the fourth quarter a year ago. Operating income was $128.6 million compared to $124.1 million last year. A&F recorded its 38th consecutive quarter of record earnings as net income increased to $79.2 million in the fourth quarter of 2001 as compared to $77.2 million last year. Earnings per diluted share were $.78, up 3% from $.76 last year.

Net sales for the 2001 fiscal year increased 10% to $1.36 billion from $1.24 billion last year. Operating income for the year increased 7% to $271.5 million from $253.7 million in 2000. Net income per diluted share was $1.65 compared to $1.55 a year ago, an increase of 6%.

The following data represents the Company's consolidated statements of income for the last 3 fiscal years expressed as a percentage of net sales:

                                                           2001                 2000                 1999
                                                           ----                 ----                 ----

     NET SALES                                            100.0%               100.0%               100.0%
     Cost of Goods Sold, Occupancy and Buying
         Costs                                             59.1                 58.8                 56.3
                                                           ----                 ----                 ----
     GROSS INCOME                                          40.9                 41.2                 43.7
     General, Administrative and Store Operating
         Expenses                                          21.0                 20.7                 20.2
                                                           ----                 ----                 ----
     OPERATING INCOME                                      19.9                 20.5                 23.5
     Interest Income, Net                                  (0.4)                (0.6)                (0.7)
                                                           -----                -----                -----

     INCOME BEFORE INCOME TAXES                            20.3                 21.1                 24.2
     Provision for Income Taxes                             7.9                  8.3                  9.7
                                                            ---                  ---                  ---

     NET INCOME                                            12.4                 12.8                 14.5
                                                           ====                 ====                 ====

FINANCIAL SUMMARY

The following summarized financial data compares the 2001 fiscal year to the comparable periods for 2000 and 1999:

                                                                                                       % Change
                                                                                            -------------------------------
                                               2001             2000            1999          2001-2000      2000-1999
                                          ---------------- --------------- ---------------- -------------- ----------------
Net sales (millions)                         $1,364.9         $1,237.6         $1,030.9         10%             20%
Increase (decrease) in comparable
     store sales                                  (9%)             (7%)             10%
Retail sales increase attributable
    to new and remodeled stores,
    magazine, catalogue and Web sites             19%              27%              18%
Retail sales per average gross
    square foot                              $   401          $   474          $   505         (15%)            (6%)
Retail sales per average store
    (thousands)                              $ 3,095          $ 3,944          $ 4,487         (22%)           (12%)
Average store size at year-end
    (gross square feet)                        7,480            8,047            8,695          (7%)            (7%)
Gross square feet at year-end
    (thousands)                                3,673            2,849            2,174          29%             31%

Number of stores:
   Beginning of year                             354              250              196
     Opened                                      138              104               54
     Closed                                       (1)              --               --
                                              -------         -------          -------
   End of year                                   491              354              250
                                              =======         =======          =======

NET SALES

Fourth quarter 2001 net sales increased 6% to $466.6 million from $439.4 million in 2000. The increase was due to the addition of new stores offset by a 9% decline in comparable store sales as compared with last year's 13 week period ended February 3, 2001. The fourth quarter of 2001 was highly promotional and a number of promotional strategies, including direct mail, bouncebacks and selective price point reductions, were employed to improve the sales trend from the previous quarter. Although total Company comparable store sales remained negative, the addition of new and noncomparable store sales resulted in an addition to net sales of $63.6 million. The decrease in comparable store sales amounted to a $35.6 million decrease in net sales and was primarily due to continued weakness in the men's business. Comparable store sales were roughly flat in the women's business for the quarter. Stronger performing categories were in graphic knits, denim, skirts and women's accessories. Men's comparable store sales decreased in the mid-teens for the quarter; however, denim and knits performed well. The kids' business followed a similar trend to the adult business with girls' comparable store sales much stronger than boys'. The adult e-commerce business continued to become a larger part of the business as Internet sales grew by over 27% during the fourth quarter compared to last year. The Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites accounted for 4.5% of net sales in the fourth quarter of 2001 as compared to 5.0% in 2000. The decrease is primarily due to the Company not producing an A&F Quarterly in the fourth quarter of 2001.

Fourth quarter 2000 net sales increased 21% to $439.4 million from $363.7 million in 1999. The increase was due to the addition of new stores offset by a 9% decline in comparable store sales. The addition of new and noncomparable store sales resulted in an addition to net sales of $98.4 million. The decline in comparable store sales, based on a 14 week quarter for both 2000 and 1999, totaled $30.9 million and was primarily due to comparable store sales decreases in the men's graphic tees and pants departments due to the difficulty in anniversarying paratroop pants. Comparable store sales were positive in the women's business for the quarter based on strong increases in the sweaters, denim and outerwear departments. The Company's catalogue, the A&F Quarterly and the Company's Web sites accounted for 5.0% of net sales in the fourth quarter of 2000 as compared to 3.8% in 1999.

Net sales for the 2001 fiscal year increased 10% to $1.36 billion from $1.24 billion in 2000. The sales increase was attributable to the net addition of 137 stores offset by a 9% comparable store sales decrease. The addition of new and noncomparable store sales resulted in an addition to net sales of $215.4 million. The decline in comparable store sales, as compared with last year's 52 week period ended February 3, 2001, amounted to $98.9 million and was mostly due to continued weakness in the men's business. Men's comparable store sales decreased in the high-teens for the year; however, denim, knits and gymwear performed well. Comparable store sales were up in the mid-single digits in the women's business for the year. The strongest performing categories were in denim, knits, skirts, gymwear and women's accessories. Overall, the women's business has increased to become a larger percentage of the overall business and the trend is expected to continue. In fiscal 2001, the women's business accounted for 55% of the total adult business. The kids' business had a mid-teen decline in comparable store sales for the year with girls' performing better than boys'. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.2% of 2001 net sales compared to 3.8% last year. Operating improvements in e-commerce fulfillment helped reduce the number of backorders, increasing sales by improving in-stocks. The Company produced only three A&F Quarterly's in fiscal 2001 versus four in 2000, dampening the increase over last year in the direct business.

Net sales for the 2000 fiscal year increased 20% to $1.24 billion from $1.03 billion in 1999. The sales increase was attributable to the addition of 104 stores offset by a 7% comparable store sales decrease. The addition of new and noncomparable store sales resulted in an increase to net sales of $255.4 million. The decline in comparable store sales, based on a 53 week fiscal year for both 2000 and 1999, totaled $64.9 million and was across both the men's and women's businesses. During the year, the assortment in each business was repositioned to be more balanced and less focused on graphics and included items at key opening price points. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 3.8% of 2000 net sales compared to 2.9% last year.

GROSS INCOME

The gross income rate (gross income divided by net sales) during the fourth quarter of 2001 was 44.7%, down from 46.2% for the same period in 2000. The decrease was primarily due to an increase in the markdown rate, attributable to the expected higher level of promotional business. The planned promotional strategies for the quarter resulted in selling at lower average retail prices. For the quarter, average unit retail prices decreased in the low-double digits. Additionally, buying and occupancy costs, expressed as a percentage of net sales, increased as a result of the inability to leverage fixed expenses with lower sales volume per average store. These decreases were partially offset by higher initial markup (IMU) and tight control of inventory. The increase in IMU was a result of continued improvement in the sourcing of merchandise, particularly in the women's business. The tight control of inventory resulted in inventories being down 30% per gross square foot at year-end as compared with last year. These low levels of inventory provided downside profit protection as season-end merchandise was significantly lower on a per square foot basis as compared to the same period in 2000.

For the fourth quarter of 2000, gross income, expressed as a percentage of net sales, decreased to 46.2% from 50.9% for the same period in 1999. The decrease was attributable to lower merchandise margins (representing gross income before the deduction of buying and occupancy costs) due to lower IMU and higher markdowns. The IMU was affected by both a change in sales mix and the planned strategy of offering lower opening price points in key product classifications.

For the year, the gross income rate decreased to 40.9% in 2001 from 41.2% in 2000. The decrease was primarily attributable to higher buying and occupancy costs. Buying and occupancy costs increased, as a percentage of net sales, due to the deleveraging created by the decrease in comparable store sales. The decrease was almost entirely offset by higher IMU as continued improvements in sourcing merchandise have reduced costs. The other factors in protecting gross income were tight control of inventory, which resulted in disciplined markdown control, and lower inventory shrinkage as a result of the Company's continued emphasis on in-store operational controls.

For the year, the gross income rate decreased to 41.2% in 2000 from 43.7% in 1999. The decrease was attributable to lower merchandise margins, primarily due to lower IMU caused by both a change in sales mix and the planned strategy of offering lower opening price points in key product classifications.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

The fourth quarter general, administrative and store operating expenses rate (general, administrative and store operating expenses divided by net sales) improved to 17.1% as compared to 17.9% in the fourth quarter of 2000. The Company continues to tightly control expenses in both the stores and the home office. These cost controls include limiting headcount additions, reducing home office travel and store payroll hours, and decreasing relocation and recruiting expenses. Savings were also recognized in the new distribution center and in the e-commerce business. During the fourth quarter, productivity in the distribution center, as measured in units processed per labor hour, was over 50% higher than last year. In the e-commerce business, fulfillment costs per order were down by over 10%. Last year's general, administrative and store operating expenses were unfavorably affected by one-time expenses related to the move to the new distribution center and home office and the inclusion of a 14th week in the fourth quarter of 2000. These savings in general, administrative and store operating expenses were partially offset by marketing costs incurred as part of the promotional strategy implemented during the fourth quarter of 2001.

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

The general, administrative and store operating expenses rate for the year was 21.0%, 20.7% and 20.2% in 2001, 2000 and 1999, respectively. The rate increases in 2001 and 2000 were primarily due to the inability to leverage fixed expenses as a result of the decrease in sales volume per average store. The increases were partially offset by the Company's continued focus on discretionary expense controls.

OPERATING INCOME

The operating income rate (operating income divided by net sales) was 27.6% and 19.9% for the fourth quarter and fiscal year of 2001, respectively, compared to 28.2% and 20.5% for the same periods in 2000. The decline in operating income rate in these periods was primarily due to lower gross income percentages resulting from planned promotional strategies executed in the fourth quarter. Lower general, administrative and store operating expenses, expressed as a percentage of net sales, partially offset the lower gross income rate in the fourth quarter. For the year, higher general, administrative and store operating expenses, expressed as a percentage of net sales, added to the decrease in operating income rate.

Operating income, expressed as a percentage of net sales, was 28.2% and 20.5% for the fourth quarter and fiscal year of 2000, respectively, compared to 34.5% and 23.5% for the same periods in 1999. The decline in operating income as a percentage of net sales in these periods was primarily a result of lower gross income percentages. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, also added to the decrease in the operating income percentage of net sales.

INTEREST INCOME/EXPENSE

Net interest income was $1.2 million in the fourth quarter of 2001 and $5.1 million for the 2001 fiscal year compared with net interest income of $2.5 million and $7.8 million for the corresponding periods last year. The decrease in net interest income for both the quarter and the year was due to the decline in interest rates. Net interest income in 2001 and 2000 was primarily from short-term investments.

Net interest income was $2.5 million in the fourth quarter of 2000 and $7.8 million for all of 2000 compared with net interest income of $2.5 million and $7.3 million for the corresponding periods in 1999. The increase in net interest income for the year was due to an increase in interest rates, which was partially offset by lower cash and equivalents balances. Net interest income in 2000 and 1999 was primarily from short-term investments.

FINANCIAL CONDITION

The Company's continuing growth in net income affords it financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                       2001            2000             1999
                               ---------------- --------------- ----------------
Working capital                        $241,616        $146,939         $162,351
                               ================ =============== ================

Capitalization
     Shareholders' equity              $595,434        $422,700         $311,094
                               ================ =============== ================

The Company considers the following to be measures of liquidity and capital resources:

                                                                 2001     2000     1999
                                                               -------- -------- --------
Current ratio (current assets divided by current                   2.48     1.94     2.18
     liabilities)

Cash flow to capital investment (net cash
     provided by operating activities divided
     by capital expenditures)                                       184%      99%     208%

Free cash flow (net cash provided by operating
    activities less capital expenditures) (in thousands)       $106,687 ($ 2,292)$ 79,374
                                                               ======== ======== ========


Net cash provided by operating activities, the Company's primary resource of liquidity, totaled $233.2 million, $151.2 million and $152.8 million for 2001, 2000 and 1999, respectively. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally in 2001, cash was provided from increases in deferred income tax liabilities and accrued expenses and decreases in inventories. Deferred income tax liabilities increased in the current year as a result of increasing differences in tax and book depreciation methods due to the number of stores opened in the past few years. Accrued expenses, including unredeemed gift card revenue and catalogue and advertising costs, increased in the current year as a result of the continued growth and development of the business. Inventories decreased $12.1 million during 2001 due to the tight management of inventory, which resulted in a 30% decrease in inventory per gross square foot at year-end. Uses of cash were directly related to store growth and primarily consisted of increases in capitalized store supplies, construction allowance receivables and prepaid rent related to stores (classified in other assets).

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were primarily for capital expenditures (see the discussion in the "Capital Expenditures" section below) related to new stores (net of construction allowances) and the construction costs of the new office and distribution center. Investing activities also included purchases and maturities of marketable securities. As of February 2, 2002, the Company held marketable securities with original maturities of three to five months.

Financing activities during 2001, 2000 and 1999 consisted primarily of the repurchase of 600,000 shares, 3,550,000 shares and 1,510,000 shares, respectively, of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. As of February 2, 2002, A&F is authorized to repurchase up to an additional 1,850,000 shares under the current repurchase program. Financing activities also consisted of stock option exercises and restricted stock issuances.

The Company has available a $150 million syndicated unsecured credit agreement. No amounts are currently outstanding. Additional details regarding the credit agreement can be found in the Notes to Consolidated Financial Statements (Note
8).

The Company also has a $75 million facility for trade letters of credit. The trade letters of credit are issued to numerous overseas suppliers and serve as guarantees to the suppliers. As of February 2, 2002, $39.7 million was outstanding under this trade letter of credit facility.

The Company has standby letters of credit in the amount of $8.5 million. The beneficiaries, two of the Company's suppliers, have the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiaries have not drawn upon the standby letters of credit.

As of February 2, 2002, the Company was committed to noncancelable leases with remaining terms of one to fourteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                                                  Payments Due by Period
                                                  ----------------------
          Total               Less than 1 Year           1-3 Years               4-5 Years             After 5 Years
          -----               ----------------           ---------               ---------             -------------
        $822,920                  $104,085                $211,270                $198,459                $309,106
        ========                  ========                ========                ========                ========

STORES AND GROSS SQUARE FEET

Store count and gross square footage by division were as follows:

                                        February 2, 2002                    February 3, 2001
                                        ----------------                    ----------------
                                  Number of       Gross Square        Number of     Gross Square
                                   Stores       Feet (thousands)       Stores     Feet (thousands)
                                   ------       ----------------       ------     ----------------
  Abercrombie & Fitch                 309                 2,798            265               2,443
  abercrombie                         148                   662             84                 375
  Hollister Co.                        34                   213              5                  31
                                  -------       ---------------       --------    ----------------
  Total                               491                 3,673            354               2,849
                                  =======       ===============       ========    ================

CAPITAL EXPENDITURES

Capital expenditures, net of construction allowances, totaled $126.5 million, $153.5 million and $73.4 million for 2001, 2000 and 1999, respectively. Additionally, the noncash accrual for construction in progress totaled $1.0 million, $9.5 million and $10.4 million in 2001, 2000 and 1999, respectively. Capital expenditures related to the construction of a new office and distribution center, including the noncash accrual for construction in progress, accounted for approximately $17 million, $92 million and $27 million of total capital expenditures in 2001, 2000 and 1999, respectively. The office and distribution center were completed in 2001. The balance of capital expenditures related primarily to new stores.

The Company anticipates spending $105 to $115 million in 2002 for capital expenditures, of which $85 to $95 million will be for new stores construction. The balance of expenditures primarily relates to improving the in-store information technology structure and improvements in the distribution center. The Company intends to add approximately 815,000 gross square feet in 2002, which will represent a 22% increase over year-end 2001. It is anticipated the increase will result from the addition of approximately 40 new Abercrombie & Fitch stores, 30 abercrombie stores and 60 Hollister Co. stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 2002 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened in 2002 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $150,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores opened in 2002 will approximate $750,000 per store, after giving effect to landlord allowances. However, the Company is in the early stages of developing Hollister Co. and, as a result, current average costs for leasehold improvements and furniture and fixtures are not representative of future costs. In addition, inventory purchases are expected to average approximately $250,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available a $150 million credit agreement to support operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

The Company's significant accounting policies can be found in the Notes to Consolidated Financial Statements (Note 2). The Company believes that the following policies are most critical to the portrayal of the Company's financial condition and results of operations.

Revenue Recognition - The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon shipment of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

Inventory Valuation - Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At A&F, the averaging is determined at the stock keeping unit (SKU) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the taking of markdowns effectively values inventory at the lower of cost or market. The Company further reduces inventory by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent the future anticipated selling prices. Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as resulting gross margins. Management believes that this inventory valuation method provides a conservative inventory valuation as it preserves the cost-to-retail relationship in inventory.

Property and Equipment - Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. ("The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

Income Taxes - Income taxes are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company's operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management's judgment of the expected tax liabilities within the various taxing jurisdictions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The standard is effective starting with fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management anticipates that the adoption of SFAS No. 142 will not have an impact on the Company's results of operations or its financial position.

SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," will be effective for fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company), and interim periods within those fiscal years. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management anticipates that the adoption of SFAS No. 144 will not have an impact on the Company's results of operations or its financial position.

RELATIONSHIP WITH THE LIMITED

Effective May 19, 1998, The Limited completed a tax-free exchange offer to establish A&F as an independent company. Subsequent to the exchange offer (see
Note 1 of the Notes to Consolidated Financial Statements), A&F and The Limited entered into various service agreements for terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. The distribution space agreement terminated in April 2001. The home office space and transportation and logistic services agreements expired in May 2001. The cost of these services generally was equal to The Limited's cost in providing the relevant services plus 5% of such costs.

Costs incurred to replace the services provided by The Limited did not have a material adverse impact on the Company's financial condition.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-K or otherwise made by management: changes in consumer spending patterns and consumer preferences; the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war; the impact of competition and pricing; changes in weather patterns; political stability; currency and exchange risks and changes in existing or potential duties, tariffs or quotas; availability of suitable store locations at appropriate terms; ability to develop new merchandise; and ability to hire, train and retain associates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash and equivalents in financial instruments with original maturities of three months or less. The Company also holds marketable securities with original maturities of three to five months. These financial instruments bear interest at fixed rates and are subject to interest rate risk through lost income should interest rates increase. The Company does not enter into financial instruments for trading purposes.

As of February 2, 2002, the Company has no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material affect on the Company's financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

                                                                2001           2000           1999
                                                            -------------  -------------  -------------
NET SALES                                                     $1,364,853     $1,237,604     $1,030,858

     Cost of Goods Sold, Occupancy and Buying Costs              806,819        728,229        580,475
                                                            -------------  -------------  -------------

GROSS INCOME                                                     558,034        509,375        450,383

     General, Administrative and Store Operating Expenses        286,576        255,723        208,319
                                                            -------------  -------------  -------------

OPERATING INCOME                                                 271,458        253,652        242,064

     Interest Income, Net                                         (5,064)        (7,801)        (7,270)
                                                            -------------  -------------  -------------

INCOME BEFORE  INCOME TAXES                                      276,522        261,453        249,334

     Provision for Income Taxes                                  107,850        103,320         99,730
                                                            -------------  -------------  -------------

NET INCOME                                                    $  168,672     $  158,133     $  149,604
                                                            =============  =============  =============

NET INCOME PER SHARE:
     BASIC                                                    $     1.70     $     1.58     $     1.45
                                                            =============  =============  =============
     DILUTED                                                  $     1.65     $     1.55     $     1.39
                                                            =============  =============  =============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS

(Thousands)


                                                                                February 2,            February 3,
                                                                                   2002                   2001
                                                                              ----------------       ---------------
ASSETS
------
CURRENT ASSETS:
  Cash and Equivalents                                                               $167,664              $137,581
  Marketable Securities                                                                71,220                     -
  Receivables                                                                          20,456                15,829
  Inventories                                                                         108,876               120,997
  Store Supplies                                                                       21,524                17,817
  Other                                                                                15,455                11,338
                                                                              ----------------       ---------------
TOTAL CURRENT ASSETS                                                                  405,195               303,562

PROPERTY AND EQUIPMENT, NET                                                           365,112               278,785

DEFERRED INCOME TAXES                                                                       -                 6,849

OTHER ASSETS                                                                              239                   381
                                                                              ----------------       ---------------

TOTAL ASSETS                                                                         $770,546              $589,577
                                                                              ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                                    $31,897               $33,942
  Accrued Expenses                                                                    109,586               101,302
  Income Taxes Payable                                                                 22,096                21,379
                                                                              ----------------       ---------------
TOTAL CURRENT LIABILITIES                                                             163,579               156,623

DEFERRED INCOME TAXES                                                                   1,165                     -

OTHER LONG-TERM LIABILITIES                                                            10,368                10,254

SHAREHOLDERS' EQUITY:
  Common Stock - $.01 par value                                                         1,033                 1,033
  Paid-In Capital                                                                     141,394               136,490
  Retained Earnings                                                                   519,540               350,868
                                                                              ----------------       ---------------
                                                                                      661,967               488,391
  Less:  Treasury Stock, at Average Cost                                              (66,533)              (65,691)
                                                                              ----------------       ---------------
TOTAL SHAREHOLDERS' EQUITY                                                            595,434               422,700
                                                                              ----------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $770,546              $589,577
                                                                              ================       ===============


The accompanying Notes are an intergral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (Thousands)

                                               Common Stock
                                         -------------------------
                                                                                                 Treasury
                                                                                                 Stock, at       Total
                                               Shares        Par       Paid-In      Retained      Average     Shareholders'
                                            Outstanding     Value      Capital      Earnings       Cost          Equity
                                         --------------- --------- ------------ ------------- ------------ ----------------
Balance, January 30, 1999                       102,814    $1,033     $143,626     $  43,131     $ (1,685)        $186,105
Purchase of Treasury Stock                       (1,510)        -            -             -      (50,856)         (50,856)
Net Income                                            -         -            -       149,604            -          149,604
Tax Benefit from Exercise of Stock
    Options and Vesting of
    Restricted Stock                                  -         -        9,389             -            -            9,389
Stock Options, Restricted Stock
     and Other                                      700         -       (5,710)            -       22,562           16,852
                                         --------------- --------- ------------ ------------- ------------ ----------------

Balance, January 29, 2000                       102,004    $1,033     $147,305     $ 192,735     $(29,979)        $311,094
Purchase of Treasury Stock                       (3,550)        -            -             -      (43,929)         (43,929)
Net Income                                            -         -            -       158,133            -          158,133
Tax Benefit from Exercise of Stock
    Options and Vesting of
    Restricted Stock                                  -         -          462             -            -              462
Stock Options, Restricted Stock
     and Other                                      342         -      (11,277)            -        8,217           (3,060)
                                         --------------- --------- ------------ ------------- ------------ ----------------

Balance, February 3, 2001                        98,796    $1,033     $136,490     $ 350,868     $(65,691)        $422,700
Purchase of Treasury Stock                         (600)        -            -             -      (11,069)         (11,069)
Net Income                                            -         -            -       168,672            -          168,672
Tax Benefit from Exercise of Stock
    Options and Vesting of
    Restricted Stock                                  -         -        5,056             -            -            5,056
Stock Options, Restricted Stock
     and Other                                      677         -         (152)            -       10,227           10,075
                                         --------------- --------- ------------ ------------- ------------ ----------------

Balance, February 2, 2002                        98,873    $1,033     $141,394     $ 519,540     $(66,533)        $595,434
                                         =============== ========= ============ ============= ============ ================

The accompanying Notes are an intergral of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Thousands)
                                                                          2001              2000           1999
                                                                       ----------        ----------     ----------
OPERATING ACTIVITIES:
 Net income                                                            $ 168,672       $ 158,133        $ 149,604

 Impact of Other Operating Activities on Cash Flows:
   Depreciation and Amortization                                          41,155          30,731           27,721
   Noncash Charge for Deferred Compensation                                3,936           4,340            5,212
   Changes in Assets and Liabilities:
     Inventories                                                          12,121         (45,735)         (31,270)
     Accounts Payable and Accrued Expenses                                 5,272          21,626            4,999
     Income Taxes                                                         13,787          (8,420)           9,258
     Other Assets and Liabilities                                        (11,741)         (9,486)         (12,773)
                                                                       ----------      ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                233,202         151,189          152,751
                                                                       ----------      ----------       ----------

INVESTING ACTIVITIES:
  Capital Expenditures                                                  (126,515)       (153,481)         (73,377)
  Proceeds from Maturities of Marketable Securities                            -          45,601           11,332
  Purchase of Marketable Securities                                      (71,220)              -          (56,933)
  Note Receivable                                                           (454)         (3,000)          (1,500)
                                                                       ----------      ----------       ----------

NET CASH USED FOR INVESTING ACTIVITIES                                  (198,189)       (110,880)        (120,478)
                                                                       ----------      ----------       ----------

FINANCING ACTIVITIES:
  Purchase of Treasury Stock                                             (11,069)        (43,929)         (50,856)
  Other Changes in Shareholders' Equity                                    6,139          (6,707)           2,927
                                                                       ----------      ----------       ----------

NET CASH USED FOR FINANCING ACTIVITIES                                    (4,930)        (50,636)         (47,929)
                                                                       ----------      ----------       ----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                           30,083         (10,327)         (15,656)
Cash and Equivalents, Beginning of Year                                  137,581         147,908          163,564
                                                                       ----------      ----------       ----------

CASH AND EQUIVALENTS, END OF YEAR                                      $ 167,664       $ 137,581        $ 147,908
                                                                       ==========      ==========       ==========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Accrual for Construction in Progress                                 $     967       $   9,531        $  10,447
                                                                       ==========      ==========       ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       Abercrombie & Fitch Co. ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892 and subsequently acquired by The Limited, Inc. ("The Limited") in 1988.

       A&F was established as an independent Company through an initial public offering (the "Offering") which was consummated on October 1, 1996. As a result of the Offering, 84.2% of the outstanding common stock of A&F was owned by The Limited, until the completion of a tax-free exchange offer (the "Exchange Offer") on May 19, 1998.

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

       FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2001 and 1999 represent the fifty-two week periods ended February 2, 2002 and January 29, 2000. The results for fiscal year 2000 represent the fifty-three week period ended February 3, 2001.

       CASH AND EQUIVALENTS

       Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days.

       MARKETABLE SECURITIES

       All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At February 2, 2002, the Company held investments in marketable securities which were classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. All securities held by the Company at February 2, 2002 were corporate debt securities which mature within one year and are stated at amortized cost which approximates market value.

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

       PROPERTY AND EQUIPMENT

       Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

       At February 2, 2002, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 98.9 million and 98.8 million shares were outstanding at February 2, 2002 and February 3, 2001, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at February 2, 2002 or February 3, 2001. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 13 for information about Preferred Stock Purchase Rights.

       Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

       REVENUE RECOGNITION

       The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon shipment of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

       CATALOGUE AND ADVERTISING COSTS

       Costs related to the A&F Quarterly, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $30.7 million in 2001, $30.4 million in 2000 and $30.3 million in 1999.

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


        Weighted Average Shares Outstanding (thousands):

                                                                          2001           2000          1999
                                                                       ----------    -----------    ----------
        Shares of common stock issued                                    103,300        103,300        103,300
        Treasury shares                                                   (4,198)        (3,239)          (429)
                                                                       ---------     -----------    ----------
        Basic shares                                                      99,102        100,061        102,871

        Dilutive effect of options and restricted shares                   3,422          2,095          4,770
                                                                       ---------     -----------    ----------
        Diluted shares                                                   102,524        102,156        107,641
                                                                       =========     ===========    ==========

       Options to purchase 5,630,000, 9,100,000 and 5,600,000 shares of Class A Common Stock were outstanding at year-end 2001, 2000 and 1999, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

       RECLASSIFICATIONS

       Certain amounts have been reclassified to conform with current year presentation. The amounts reclassified did not have an effect on the Company's results of operations or shareholders' equity.

3.     ISSUANCES OF ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The standard is effective starting with fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Management anticipates that the adoption of SFAS No. 142 will not have an impact on the Company's results of operations or its financial position.

       SFAS No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

       SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets," will be effective for fiscal years beginning after December 15, 2001 (February 3, 2002 for the Company), and interim periods within those fiscal years. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management anticipates that the adoption of SFAS No. 144 will not have an impact on the Company's results of operations or its financial position.

4.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consisted of (thousands):


                                                                   2001              2000
                                                              --------------    -------------
       Land                                                   $      15,414       $    14,007
       Building                                                      91,531                 -
       Furniture, fixtures and equipment                            303,606           212,674
       Beneficial leaseholds                                          7,349             7,349
       Leasehold improvements                                        54,702            31,613
       Construction in progress                                      28,721           118,553
                                                              -------------
                                                                                -------------
       Total                                                  $     501,323       $   384,196

       Less:  accumulated depreciation and amortization             136,211           105,411
                                                              -------------     -------------

       Property and equipment, net                            $     365,112       $   278,785
                                                              =============     -============

5.     LEASED FACILITIES AND COMMITMENTS

       Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

       A summary of rent expense follows (thousands):


                                                                   2001              2000             1999
                                                              -------------     -------------    --------------
       Store rent:
          Fixed minimum                                       $      83,608       $    65,716      $     51,086
          Contingent                                                  4,897             7,079             8,246
                                                              -------------     -------------    --------------
       Total store rent                                       $      88,505       $    72,795      $     59,332

       Buildings, equipment and other                                 1,566             2,777             2,574
                                                              -------------     -------------    --------------

       Total rent expense                                     $      90,071       $    75,572      $     61,906
                                                              =============     =============    ==============

       At February 2, 2002, the Company was committed to noncancelable leases with remaining terms of one to fourteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                                 2002                             $104,085
                                 2003                              105,953
                                 2004                              105,317
                                 2005                              102,533
                                 2006                               95,926
                                 Thereafter                        309,106

6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following (thousands):

                                                          2001            2000
                                                       ----------      ---------
     Accrual for construction in progress              $   25,338      $  24,371
     Unredeemed gift card revenue                          17,031         11,636
     Rent and landlord charges                             16,247         15,634
     Catalogue and advertising costs                       11,178          7,818
     Compensation and benefits                              9,492         11,771
     Taxes, other than income                               3,552          5,102
     Other                                                 26,748         24,970
                                                       ----------      ---------
        Total                                          $  109,586      $ 101,302
                                                       ==========      =========

7.   INCOME TAXES

     The provision for income taxes consisted of (thousands):


                                                 2001                 2000                 1999
                                              ----------           ----------          ------------
     Currently Payable:
        Federal                                $  80,126            $  80,856          $    84,335
        State                                     14,567               18,403               20,251
                                              ----------           ----------          ------------
                                               $  94,693            $  99,259          $   104,586
                                              ----------           ----------          ------------

     Deferred:
        Federal                                   11,133                2,814               (3,885)
        State                                      2,024                1,247                 (971)
                                              ----------           ----------          ------------
                                               $  13,157            $   4,061           $   (4,856)
                                              ----------           ----------          ------------

     Total provision                           $ 107,850            $ 103,320           $   99,730
                                              ==========           ==========          ============

     A reconciliation between the statutory Federal income tax rate and the effectice income tax rate follows:


                                                    2001              2000                 1999
                                              ---------------    -------------         ------------
     Federal income tax rate                            35.0%            35.0%                35.0%
     State income tax, net of Federal income
         tax effect                                      3.9%             4.1%                 4.6%
     Other items, net                                    0.1%             0.4%                 0.4%
                                              ---------------    -------------         ------------

     Total                                              39.0%            39.5%                40.0%
                                              ===============    =============         ============

     Income taxes payable included net current deferred tax assets of $4.9 million and $12.6 million at February 2, 2002 and February 3, 2001, respectively.

     Subsequent to the Exchange Offer, the Company began filing its tax returns on a separate basis and made tax payments directly to taxing authorities. Prior to the Exchange Offer, the Company was included in the consolidated federal and certain state income tax groups of The Limited for income tax purposes. Under this arrangement, the Company was responsible for and paid The Limited its proportionate share of income taxes, calculated upon its separate taxable income at the estimated annual effective tax rate. Amounts paid to The Limited totaled $20 thousand, $829 thousand and

       $9.1 million in 2001, 2000 and 1999, respectively. Amounts paid directly to taxing authorities were $94.3 million, $111.7 million and $81.1 million in 2001, 2000 and 1999, respectively.

       The effect of temporary differences which gives rise to deferred income tax assets (liabilities) was as follows (thousands):

                                                                2001                 2000
                                                          ----------------    -----------------
                Deferred tax assets:
                    Deferred compensation                        $  8,833              $ 8,311
                    Rent                                            1,525                2,414
                    Accrued expenses                                7,216                8,144
                    Inventory                                       1,747                2,767
                    Other, net                                        139                    -
                                                          ----------------    -----------------
                        Total deferred tax assets                  19,460               21,636
                                                          ----------------    -----------------

                Deferred tax liabilities:
                    Store supplies                                 (7,417)              (2,061)
                    Property and equipment                         (8,307)                 (85)
                                                          ----------------    -----------------
                        Total deferred tax liabilities            (15,724)              (2,146)
                                                          ----------------    -----------------

                Net deferred income tax assets                   $  3,736              $19,490
                                                          ================    =================

       No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

8.     LONG-TERM DEBT

       The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement") on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at February 2, 2002 or February 3, 2001.

9.     RELATED PARTY TRANSACTIONS

       Subsequent to the Exchange Offer, A&F and The Limited entered into various service agreements for terms ranging from one to three years. A&F hired associates with the appropriate expertise or contracted with outside parties to replace those services which expired in May 1999. Service agreements were also entered into for the continued use by the Company of its distribution and home office space and transportation and logistic services. The agreement for use of distribution space terminated in April 2001. The agreements for home office space and transportation and logistics services expired in May 2001. The cost of these services generally was equal to The Limited's cost in providing the relevant services plus 5% of such costs.

       Costs incurred to replace the services provided by The Limited did not have a material adverse impact on the Company's financial condition.

       Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during fiscal years 2001, 2000 and 1999 were approximately $1.8 million, $1.7 million and $1.4 million, respectively.

       On January 1, 2002, A&F loaned the amount of $4,953,833 to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on December 31, 2002. If A&F records net sales of at least $1,156,100,000 during the period from February 3, 2002 through November 30, 2002, the outstanding principal under the note will not bear interest. If A&F does not record net sales exceeding that threshold, the outstanding principal under the note will bear interest from January 1, 2002 at the rate of 4.5% per annum. This note constitutes a replacement of, and substitute for, the replacement promissory note dated as of May 18, 2001 in the amount of $4,817,146, which has been cancelled. The replacement promissory note dated May 18, 2001 constituted a replacement of, and substitute for, the replacement promissory note dated as of August 28, 2000 in the amount of $4.5 million. The replacement promissory note dated August 28, 2000 constituted a replacement of, and substitute for, the promissory note dated March 1, 2000 and the replacement promissory note dated May 19, 2000 in the amounts of $1.5 million and $3.0 million, respectively. The replacement promissory note dated May 19, 2000 constituted a replacement of, and substitute for, the promissory note dated as of November 17, 1999 in the amount of $1.5 million.

10.    STOCK OPTIONS AND RESTRICTED SHARES

       Under A&F's stock plans, associates and non-associate directors may be granted up to a total of 21.3 million restricted shares and options to purchase A&F's common stock at the market price on the date of grant. In 2001, associates of the Company were granted approximately 600 thousand options, with vesting periods from four to five years. A total of 84,000 options were granted to non-associate directors in 2001, all of which vest over four years. All options have a maximum term of ten years.

       The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996, but elected to continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 2001, 2000 and 1999, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per diluted share would have been a reduction of approximately $20.6 million or $.20 per share in 2001, $20.0 million or $.20 per share in 2000 and $18.5 million or $.17 per share in 1999. The weighted-average fair value of all options granted during fiscal 2001, 2000 and 1999 was $14.96, $8.90 and $23.34, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: no expected dividends; price volatility of 54% in 2001, 50% in 2000 and 45% in 1999; risk-free interest rates of 4.7%, 6.2% and 6.0% in 2001, 2000 and 1999, respectively; assumed forfeiture rates of 15% in 2001 and 10% in 2000 and 1999; and expected lives of 5 years in 2001 and 2000 and 6.5 years in 1999.

       The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to the Offering.

                     Options Outstanding at February 2, 2002

                               Options Outstanding                                      Options Exercisable
      -----------------------------------------------------------------------     ---------------------------------

                                                Weighted
                                                Average           Weighted                             Weighted
          Range of                             Remaining          Average                               Average
          Exercise             Number         Contractual         Exercise            Number          Exercisable
           Prices            Outstanding          Life             Price           Exercisable           Price
      -----------------    ---------------   ---------------    -------------     ---------------    --------------
          $ 8 - $23              4,449,000        6.3              $13.02              1,762,000         $11.21
          $23 - $38              3,304,000        7.2              $26.29              1,126,000         $26.34
          $38 - $52              5,208,000        7.5              $43.50                177,000         $41.07
      -----------------    ---------------   ---------------    -------------     ---------------    --------------
          $ 8 - $52             12,961,000        7.0              $28.65              3,065,000         $18.49
      =================    ===============   ===============    =============     ===============    ==============


          A summary of option activity for 2001, 2000 and 1999 follows:

                                                  2001                         2000                          1999
                                       ---------------------------  ----------------------------  ---------------------------
                                                        Weighted                      Weighted                     Weighted
                                                        Average                       Average                      Average
                                                        Option                        Option                       Option
                                           Shares       Price          Shares         Price          Shares        Price
                                       -------------- ------------  -------------  -------------  -------------  ------------
Outstanding at beginning of year          12,994,000       $28.01     12,809,000         $28.03      7,568,000        $15.87
Granted                                      648,000        29.38      1,414,000          17.25      5,794,000         42.90
Exercised                                   (521,000)       15.00       (193,000)         14.57       (337,000)         9.39
Canceled                                    (160,000)       24.09     (1,036,000)         16.06       (216,000)        25.25
                                       -------------- ------------  -------------  -------------   ------------  -------------
Outstanding at end of year                12,961,000       $28.65     12,994,000         $28.01     12,809,000        $28.03
                                       ============== ============  =============  =============  =============  ============

Options exercisable at year-end            3,065,000       $18.49      2,164,000         $16.13        556,000        $ 9.85
                                       ============== ============  =============  =============  =============  ============

       A total of 19,000, 102,000 and 140,000 restricted shares were granted in 2001, 2000 and 1999, respectively, with a total market value at grant date of $.6 million, $2.3 million and $5.4 million, respectively. The restricted share grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted shares is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted share awards amounted to $3.9 million, $4.3 million and $5.2 million in 2001, 2000 and 1999, respectively.

11.    RETIREMENT BENEFITS

       The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $3.9 million in 2001, $3.0 million in 2000 and $2.6 million in 1999.

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

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial results for 2001 and 2000 follow (thousands except per share amounts):

     2001 Quarter                            First            Second             Third           Fourth
     ---------------------------------  -------------    --------------     --------------   --------------
     Net sales                              $263,680          $280,116           $354,473         $466,584
     Gross income                             97,840           108,327            143,403          208,464
     Net income                               20,603            25,038             43,863           79,168
     Net income per basic share                 $.21              $.25               $.44             $.80
     Net income per diluted share               $.20              $.24               $.43             $.78

     2000 Quarter                            First            Second             Third           Fourth
     ---------------------------------  -------------    --------------     --------------   --------------
     Net sales                              $205,006          $229,031           $364,122         $439,445
     Gross income                             75,403            87,765            143,283          202,924
     Net income                               16,163            21,163             43,592           77,215
     Net income per basic share                 $.16              $.21               $.44             $.78
     Net income per diluted share               $.16              $.21               $.43             $.76

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                        Report of Independent Accountants


To the Board of Directors and
Shareholders of Abercrombie & Fitch:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Columbus, Ohio
February 19, 2002

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in A&F's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2002 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of A&F is set forth under the captions "ELECTION OF DIRECTORS - Business Experience", " - Executive Officers", and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of A&F is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. No disclosure is required to be made under Item 405 of Regulation S-K.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) List of Financial Statements.
            ----------------------------

     The following consolidated financial statements of Abercrombie & Fitch and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

     Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

     Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (a)(2) List of Financial Statement Schedules.
            -------------------------------------

     All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

     (a)(3) List of Exhibits.
            ----------------

     3.   Certificate of Incorporation and Bylaws

          3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

          3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

          3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

          3.4  Amended and Restated Bylaws of A&F, effective January 31, 2002.


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

     10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to
          Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 3, 2001. (File No. 1-12107)

     10.4 Abercrombie & Fitch Co. 2002 Stock Option Plan for Associates.

     10.5 Employment Agreement by and between A&F and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. (File No. 1-12107)

     10.6 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated by reference to Exhibit 10.10 to A&F's

          Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

     10.7 Tax Disaffiliation Agreement dated as of May 19, 1998 between The Limited, Inc. and A&F, incorporated by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998. (File No. 1-12107)

     10.8 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

     10.9 Replacement Promissory Note, dated January 1, 2002, issued by Michael
          S. Jeffries to A&F.

21.  Subsidiaries of the Registrant.

23.  Consent of Independent Accountants.

24.  Powers of Attorney.

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed during the fiscal quarter ended February 2, 2002.

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

Date:  April 17, 2002

                           ABERCROMBIE & FITCH CO.


                           By /s/ SETH R. JOHNSON
                              --------------------------------------------------
                              Seth R. Johnson,
                              Executive Vice President - Chief Operating Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2002.

         Signature                       Title
         ---------                       -----

/s/ MICHAEL S. JEFFRIES*           Chairman of the Board of Directors and
-------------------------          Chief Executive Officer
Michael S. Jeffries

/s/ SETH R. JOHNSON                Executive Vice President - Chief Operating
-------------------------          Officer and Director
Seth R. Johnson

/s/ RUSSELL M. GERTMENIAN*         Director
--------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                Director
-------------------------
John A. Golden

/s/ ARCHIE M. GRIFFIN*             Director
-------------------------
Archie M. Griffin

/s/ JOHN W. KESSLER*               Director
-------------------------
John W. Kessler

/s/ SAM N. SHAHID*                 Director
-------------------------
Sam N. Shahid

/s/ KATHRYN D. SULLIVAN, Ph.D.*    Director
-------------------------------
Kathryn D. Sullivan, Ph.D.


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By   /s/ SETH R. JOHNSON
     --------------------------------------
     Seth R. Johnson
     Attorney-in-fact

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    _________



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002


                                    _________



                             ABERCROMBIE & FITCH CO.
             (Exact name of registrant as specified in its charter)


                                    _________


                                    EXHIBITS

                                    _________




================================================================================

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.      Document
-----------      ------------------------------

    3.4          Amended and Restated Bylaws of A&F, effective January 31, 2002.

    10.4         Abercrombie & Fitch Co. 2002 Stock Option Plan For Associates.

    10.9 Replacement Promissory Note, dated January 1, 2002, issued by Michael S. Jeffries to A&F.

    21           Subsidiaries of the Registrant.

    23           Consent of Independent Accountants.

    24           Powers of Attorney.