Form 10-Q
period 2002-05-04
ABERCROMBIE & FITCH CO /DE/
filed 2002-05-31
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002
                               -----------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     31-1469076
-------------------------------                         ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     6301 Fitch Path, New Albany, OH         43054
           -----------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code   (614) 283-6500
                                                   -------------------

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock                          Outstanding at May 28, 2002
-------------------------------                ---------------------------------
        $.01 Par Value                                   99,073,347 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information

    Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
             Thirteen Weeks Ended
                   May 4, 2002 and May 5, 2001 ....................................      3

         Condensed Consolidated Balance Sheets
                  May 4, 2002 and February 2, 2002 ................................      4

         Condensed Consolidated Statements of Cash Flows
             Thirteen Weeks Ended
                  May 4, 2002 and May 5, 2001 .....................................      5

         Notes to Condensed Consolidated Financial Statements .....................      6

         Report of Independent Accountants ........................................     10

    Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ...................     11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........     17

Part II. Other Information

    Item 1.  Legal Proceedings ....................................................     18

    Item 4.  Submission of Matters to a Vote of Security Holders ..................     19

    Item 6.  Exhibits and Reports on Form 8-K .....................................     21

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                        -----------------------

                                                         May 4,          May 5,
                                                          2002            2001
                                                        --------       --------
NET SALES                                               $312,792       $263,680

    Cost of Goods Sold, Occupancy and Buying Costs       198,363        165,840
                                                        --------       --------

GROSS INCOME                                             114,429         97,840

    General, Administrative and Store Operating
      Expenses                                            77,442         65,777
                                                        --------       --------

OPERATING INCOME                                          36,987         32,063

    Interest Income, Net                                    (872)        (1,720)
                                                        --------       --------

INCOME BEFORE INCOME TAXES                                37,859         33,783

    Provision for Income Taxes                            14,570         13,180
                                                        --------       --------

NET INCOME                                              $ 23,289       $ 20,603
                                                        ========       ========
NET INCOME PER SHARE:
    Basic                                               $   0.24       $   0.21
                                                        ========       ========

    Diluted                                             $   0.23       $   0.20
                                                        ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                 99,023         99,011
                                                        ========       ========

    Diluted                                              102,130        102,885
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                               May 4,          February 2,
                                                                                2002              2002
                                                                           ------------       -----------
                                                                            (Unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
    Cash and Equivalents                                                    $   225,977        $  167,664
    Marketable Securities                                                        15,000            71,220
    Receivables                                                                  16,245            20,456
    Inventories                                                                 117,166           108,876
    Store Supplies                                                               22,280            21,524
    Other                                                                        15,343            15,455
                                                                           ------------       -----------

TOTAL CURRENT ASSETS                                                            412,011           405,195

PROPERTY AND EQUIPMENT, NET                                                     382,762           365,112

OTHER ASSETS                                                                        203               239
                                                                           ------------       -----------

TOTAL ASSETS                                                                $   794,976        $  770,546
                                                                           ============       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                        $    29,666        $   31,897
    Accrued Expenses                                                            120,440           109,586
    Income Taxes Payable                                                         10,314            22,096
                                                                           ------------       -----------

TOTAL CURRENT LIABILITIES                                                       160,420           163,579

DEFERRED INCOME TAXES                                                             7,401             1,165

OTHER LONG-TERM LIABILITIES                                                       9,609            10,368

SHAREHOLDERS' EQUITY:
    Common Stock                                                                  1,033             1,033
    Paid-In Capital                                                             142,516           141,394
    Retained Earnings                                                           542,829           519,540
                                                                           ------------       -----------
                                                                                686,378           661,967

    Less:  Treasury Stock, at Average Cost                                      (68,832)          (66,533)
                                                                           ------------       -----------

TOTAL SHAREHOLDERS' EQUITY                                                      617,546           595,434
                                                                           ------------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   794,976        $  770,546
                                                                           ============       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                Thirteen Weeks Ended
                                                              ------------------------

                                                                May 4,       May 5,
                                                                 2002         2001
                                                              ----------   ----------
OPERATING ACTIVITIES:
  Net Income                                                   $  23,289    $  20,603

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                                12,389        8,777
     Noncash Charge for Deferred Compensation                        580        1,229
     Changes in Assets and Liabilities:
        Inventories                                               (8,290)      11,701
        Accounts Payable and Accrued Expenses                      3,849      (11,439)
        Income Taxes                                              (5,599)     (13,920)
        Other Assets and Liabilities                               2,844        1,705
                                                              ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         29,062       18,656
                                                              ----------   ----------

INVESTING ACTIVITIES:
  Capital Expenditures                                           (25,265)     (34,739)
  Proceeds from Maturities of Marketable Securities               56,220            -
                                                              ----------   ----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES              30,955      (34,739)
                                                              ----------   ----------

FINANCING ACTIVITIES:
  Stock Option Exercises and Other                                (1,704)       1,761
                                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   58,313      (14,322)
  Cash and Equivalents, Beginning of Period                      167,664      137,581
                                                              ----------   ----------

CASH AND EQUIVALENTS, END OF PERIOD                            $ 225,977    $ 123,259
                                                              ==========   ==========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Accrual for Construction in Progress                         $   4,774    $   8,470
                                                              ==========   ==========

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

         The condensed consolidated financial statements as of May 4, 2002 and for the thirteen week periods ended May 4, 2002 and May 5, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the "2001 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of May 4, 2002 and for the thirteen week periods ended May 4, 2002 and May 5, 2001 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.       ADOPTION OF ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The standard is effective for the Company's 2002 fiscal year. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 had no impact on the Company's results of operations or its financial position.

         SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," is effective for the Company's 2002 fiscal year. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard had no impact on the Company's results of operations or its financial position.

3.       ISSUANCE OF ACCOUNTING STANDARDS

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds FASB statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. Management anticipates that the adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

4.       EARNINGS PER SHARE

         Weighted Average Shares Outstanding (in thousands):

                                                                         Thirteen Weeks Ended
                                                                      ---------------------------

                                                                         May 4,          May 5,
                                                                          2002            2001
                                                                      -----------      ----------
         Shares of Class A Common Stock issued                            103,300         103,300
         Treasury shares                                                   (4,277)         (4,289)
                                                                      -----------      ----------
         Basic shares                                                      99,023          99,011

         Dilutive effect of options and restricted shares                   3,107           3,874
                                                                      -----------      ----------
         Diluted shares                                                   102,130         102,885
                                                                      ===========      ==========

         Options to purchase 6,102,000 and 5,582,000 shares of Class A Common Stock were outstanding at May 4, 2002 and May 5, 2001, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                                                     May 4,        February 2,
                                                                      2002            2002
                                                                   ----------      -----------
         Property and equipment, at cost                            $ 531,362        $ 501,323
         Accumulated depreciation and amortization                   (148,600)        (136,211)
                                                                   ----------      -----------

         Property and equipment, net                                $ 382,762        $ 365,112
                                                                   ==========      ===========

7.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 4, 2002 and May 5, 2001 approximated $20.2 million and $26.5 million, respectively.

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

         No amounts were outstanding under the Agreement at May 4, 2002 or February 2, 2002.

9.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen weeks ended May 4, 2002 and May 5, 2001 were approximately $.5 million and $.4 million, respectively.

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

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and
Shareholders of Abercrombie & Fitch

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch (the "Company") and its subsidiaries as of May 4, 2002 and the related condensed consolidated statements of income for each of the thirteen-week periods ended May 4, 2002 and May 5, 2001 and the condensed consolidated statements of cash flows for the thirteen-week periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 19, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
May 14, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of the 2002 fiscal year, net sales increased 19% to $312.8 million from $263.7 million a year ago. Operating income improved to $37.0 million in the first quarter of 2002 from $32.1 million in the first quarter of 2001. A&F recorded its 39th consecutive comparative quarter of record earnings as net income increased to $23.3 million in the first quarter of 2002 as compared to $20.6 million last year. Earnings per diluted share were $.23 in the first quarter of 2002 compared to $.20 a year ago.

The following data represents the amounts shown in the Company's condensed consolidated statements of income for the first quarter of the 2002 and 2001 fiscal years expressed as a percentage of net sales:

                                                      Thirteen Weeks Ended
                                                -------------------------------

                                                  May 4, 2002     May 5, 2001
                                                  -----------     -----------

     NET SALES                                       100.0%          100.0%
     Cost of Goods Sold, Occupancy and
        Buying Costs                                  63.4            62.9
                                                     -----           -----

     GROSS INCOME                                     36.6            37.1
     General, Administrative and Store
        Operating Expenses                            24.8            24.9
                                                     -----           -----

     OPERATING INCOME                                 11.8            12.2
     Interest Income, Net                             (0.3)           (0.7)
                                                     -----           -----

     INCOME BEFORE INCOME TAXES                       12.1            12.8
     Provision for Income Taxes                        4.7             5.0
                                                     -----           -----

     NET INCOME                                        7.4%            7.8%
                                                     =====           =====

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week period ended May 4, 2002 to the comparable fiscal 2001 period:

                                      Thirteen        Thirteen
                                    Weeks Ended     Weeks Ended
                                    May 4, 2002     May 5, 2001       % Change
                                   -------------   -------------    ------------
Increase (decrease) in
comparable store sales                     (6)%              2%

Retail sales increase
   attributable to new and
   remodeled stores, magazine,
   catalogue and Web sites                 25%              27%

Retail sales per average gross
   square foot                         $   80           $   88             (9)%

Retail sales per average store
   (thousands)                         $  593           $  707            (16)%

Average store size at end of
   quarter (gross square feet)          7,440            8,045             (8)%

Gross square feet at end of
   quarter (thousands)                  3,772            2,856             32%

Number of stores:

Beginning of year                         491              354
   Opened                                  19                2
   Closed                                  (3)              (1)
                                      -------          -------

End of period                             507              355
                                      =======          =======

Net Sales
---------

Net sales for the first quarter of 2002 increased 19% to $312.8 million from $263.7 million in 2001. The increase was due to the addition of new stores offset by a 6% decline in comparable store sales. The Company continued to utilize certain promotional strategies during the first quarter of 2002 that had been implemented in the fourth quarter of 2001. Although total Company comparable store sales remained negative, the addition of new and noncomparable store sales resulted in an addition to net sales of $60.6 million. The decrease in comparable store sales amounted to a $14.3 million decrease in net sales. Comparable store sales were down in the low-single digits in the women's business for the quarter. Stronger performing categories were skirts, shirts, denim, knits and women's accessories. Men's comparable store sales decreased in the high-single digits for the quarter; however, denim, activewear, underwear and knits performed well. Overall, the women's business accounted for 57% of the total adult business. The kids' business had a comparable store sales decrease in the high-single digits with girls' much stronger than boys'. The newest business, Hollister Co., continues to demonstrate strong customer acceptance. Sales per square foot in the Hollister stores were approximately 80% of the Abercrombie & Fitch adult stores in the same mall. The adult and kids e-commerce business continues to become a larger part of the business as Internet sales grew by over 60% during the first quarter compared to last year. The Company's catalogue, the A&F Quarterly (a catalogue/magazine), and the Company's Web sites accounted for 5.3% of net sales in the first quarter of 2002 as compared to 4.9% last year.

Gross Income
------------

The gross income rate (gross income divided by net sales) decreased to 36.6% during the first quarter of 2002 from 37.1% for the same period in 2001. The decrease was primarily attributable to higher buying and occupancy costs as a percentage of net sales due to the inability to leverage fixed expenses with lower sales volume per average store. Additionally, the markdown rate was slightly higher due to the impact of promotional strategies. The average unit retail price for the quarter was 8% lower than last year in the adult business and 12% lower in kids. These decreases were partially offset by higher initial markup (IMU) and tight control of inventory. The increase in IMU was a result of continued improvement in the sourcing of merchandise. The continued tight control of inventory resulted in inventories being down 19% per gross square foot at quarter-end as compared with last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The general, administrative and store operating expenses rate (general, administrative and store operating expenses divided by net sales) was 24.8% and 24.9% in the first quarter of 2002 and 2001, respectively. The Company continues to tightly control expenses in both the home office and the stores, including limiting headcount additions and reducing store payroll hours. Savings were also recognized in the new distribution center and in the direct business. During the first quarter, productivity in the distribution center, as measured in units processed per labor hour, was over 50% higher than last year. Last year's productivity was somewhat hindered by the move into the new facility last February, and smaller productivity improvement is expected for the balance of the year. In the direct business, fulfillment costs per order were down from last year. During the first quarter of 2002, the transition of the entire direct business to in-house fulfillment was completed. With all e-commerce and retail inventories now located and processed at A&F's own distribution center, orders should be filled more efficiently. As a result, it is expected that costs per order and backorder rates will continue to improve. These savings in general, administrative and store operating expenses were partially offset by marketing costs incurred as part of the Company's promotional strategy.

Operating Income
----------------

The first quarter operating income rate (operating income divided by net sales) was 11.8% in 2002, down from 12.2% for the comparable period in 2001. The decline in operating income rate was the result of a lower gross income rate.

Interest Income/Expense
-----------------------

First quarter 2002 net interest income was $.9 million as compared with net interest income of $1.7 million for the first quarter last year. The decrease in net interest income was primarily due to a decline in interest rates. Additionally, in the first quarter of 2002, cash was primarily invested in tax-free securities bearing a lower interest rate versus last year's commercial paper investments. The tax-free investments lowered the effective tax rate in the first quarter to 38.5%.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                            May 4,        February 2,
                                             2002            2002
                                          ----------      ----------

    Working capital                         $251,591        $241,616
                                          ==========      ==========

    Capitalization:
        Shareholders' equity                $617,546        $595,434
                                          ==========      ==========

Net cash provided by operating activities, the Company's primary resource of liquidity, totaled $29.1 million for the thirteen weeks ended May 4, 2002 versus $18.7 million in the comparable period of 2001. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from increases in accrued expenses and collections of construction allowance receivables. Accrued expenses, primarily compensation and benefits and taxes, other than income, increased as a result of the continued growth and development of the business. Uses of cash primarily consisted of increases in inventories and decreases in income taxes payable. Although inventories were down by 19% per gross square foot at quarter-end, the total inventory balance has increased as a result of a 32% increase in gross square feet. The decrease in income taxes is due to the impact of deferred income taxes during the quarter as differences in tax and book depreciation methods continue to increase.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Captial Expenditures" section below) related primarily to new stores. Cash inflows from investing activities consisted of maturities of marketable securities. As of May 4, 2002, the Company held marketable securities with original maturities of three to four months.

Financing activities consisted primarily of stock option exercises and restricted stock issuances. No shares were repurchased during the first quarters of 2002 and 2001. As of May 4, 2002, A&F was authorized to repurchase up to an additional 1,850,000 shares under the current stock repurchase program.

The Company has available a $150 million syndicated unsecured credit agreement. No amounts are currently outstanding. Additional details regarding the credit agreement can be found in the

Notes to Condensed Consolidated Financial Statements (Note 8).

The Company also has a $75 million facility for trade letters of credit. The trade letters of credit are issued to numerous overseas suppliers and serve as guarantees to the suppliers. As of May 4, 2002, $34.8 million was outstanding under this trade letter of credit facility.

The Company also has standby letters of credit in the aggregate amount of $8.5 million. The beneficiaries, two of the Company's suppliers, have the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiaries have not drawn upon the standby letters of credit.

Store Count and Gross Square Feet
---------------------------------

Store count and gross square footage by division were as follows:

                               May 4, 2002                May 5, 2001
                               -----------                -----------
                         Number of   Gross Square    Number of   Gross Square
                          Stores    Feet (thousands)  Stores    Feet (thousands)
                          ------    ---------------- ---------  ----------------
Abercrombie & Fitch         311          2,815           265         2,445
abercrombie                 153            683            85           380
Hollister Co.                43            274             5            31
                          -----          -----         -----         -----
Total                       507          3,772           355         2,856
                          =====          =====         =====         =====

Capital Expenditures
--------------------

Capital expenditures, net of construction allowances, totaled $25.3 million and $34.7 million for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. Additionally, the noncash accrual for construction in progress increased $4.8 million in 2002 and $8.5 million in 2001. Capital expenditures related to new stores, including the noncash accrual for construction in progress, accounted for approximately $28 million during the first quarter of 2002. The balance of capital expenditures related primarily to improvements in the distribution center.

The Company anticipates spending $95 to $105 million in 2002 for capital expenditures, of which $80 to $90 million will be for new stores construction. The balance of capital expenditures primarily relates to improving the in-store information technology structure and improvements in the distribution center. The Company intends to add approximately 731,000 gross square feet in 2002, which will represent a 20% increase over year-end 2001. It is anticipated the increase will result from the addition of approximately 38 new "Abercrombie & Fitch" stores, 20 "abercrombie" stores and 60 "Hollister Co." stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2002 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores to be opened in 2002 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $125,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores to be opened in 2002 will approximate $750,000 per store, after giving effect to landlord allowances. However, the Company is in the early stages of developing Hollister Co. and, as a result, current average costs for leasehold improvements and furniture and fixtures are not representative of future costs. In addition, inventory purchases are expected to average approximately $200,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available the $150 million credit agreement to support operations.

Critical Accounting Policies and Estimates
------------------------------------------

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (Note 2). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

Inventory Valuation - Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Income Taxes - At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

Recently Adopted Accounting Pronouncements
------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The standard is effective for the Company's 2002 fiscal year. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 had no impact on the Company's results of operations or its financial position.

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," is effective for the Company's 2002 fiscal year. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard had no impact on the Company's results of operations or its financial position.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds FASB statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. Management anticipates that the adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns and consumer preferences; the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war; the impact of competition and pricing; changes in weather patterns; political stability; currency and exchange risks and changes in existing or potential duties, tariffs or quotas; availability of suitable store locations at appropriate terms; ability to develop new merchandise; and ability to hire, train and retain associates.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of May 4, 2002 has not significantly changed since February 2, 2002. A&F's market risk profile as of February 2, 2002 is disclosed in A&F's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in lawsuits arising in the ordinary course of business.

         On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which had sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which added A&F and others as defendants, but did not otherwise significantly alter either the claims alleged or the relief sought by the plaintiffs. A&F joined with other retailer defendants in moving to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The defendants' motion to dismiss was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of settlement as to certain other retailer defendants was also heard the same date. A motion to dismiss the second amended complaint was heard on March 19, 2002. On May 10, 2002, the Court granted in part and denied in part the motion to dismiss the second amended complaint as to the remaining RICO claim and granted the motion to dismiss the second amended complaint as to the Common Law Peonage claim, the Anti-Peonage statutory claim, and the Alien Tort Claims Act claim. The motions for class certification and preliminary approval of settlement as to certain other retailer defendents were also granted.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2002, A&F held its annual meeting of shareholders at Abercrombie & Fitch Headquarters, New Albany, Ohio. At such meeting, Messrs. Russell M. Gertmenian, Archie M. Griffin and Sam N. Shahid, Jr. were reelected to A&F's Board of Directors, each to serve for a three-year term expiring in 2005. The vote on the election of directors was as follows:

                                       For         Withheld     Broker Non-Votes
                                       ---         --------     ----------------
         Russell M. Gertmenian      88,616,642     1,355,010           0

         Archie M. Griffin          89,412,278       559,374           0

         Samuel N. Shahid, Jr.      89,423,401       548,251           0

         The following individuals also continue to serve on the Board of
         Directors: Messrs. John A. Golden, Michael S. Jeffries, Seth R. Johnson and John W. Kessler and Kathryn D. Sullivan, Ph.D.

         The proposal to re-approve the material terms of the performance goals under the Abercrombie & Fitch Co. Incentive Compensation Performance Plan was also approved by the shareholders of A&F. The vote on this proposal was as follows:

                   For          Against        Abstentions      Broker Non-Votes
                   ---          -------        -----------      ----------------
               86,853,280      2,905,167         213,194               11

       Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

3.     Certificate of Incorporation and Bylaws.

         3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

         3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

         3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

         3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

4.     Instruments Defining the Rights of Security Holders.

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

         10.1     Abercrombie & Fitch Co. Incentive Compensation Performance
                  Plan.

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

         10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 3, 2001. (File No. 1-12107)

         10.4 Abercrombie & Fitch Co. 2002 Stock Option Plan for Associates, incorporated by reference to Exhibit 10.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

         10.5 Employment Agreement by and between A&F and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. (File No. 1-12107)

         10.6 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated by reference to
                  Exhibit 10.10 to A&F's Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

         10.7 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

         10.8 Replacement Promissory Note, dated January 1, 2002, issued by Michael S. Jeffries to A&F, incorporated by reference to
                  Exhibit 10.9 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

(b)   Reports on Form 8-K.
      --------------------

       No reports on Form 8-K were filed during the fiscal quarter ended May 4, 2002.

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


Date: May 31, 2002

________________________________

* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.             Document
-----------             ------------------------------------

     10.1               Abercrombie & Fitch Co. Incentive Compensation
                        Performance Plan

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.