Form 10-Q
period 2002-08-03
ABERCROMBIE & FITCH CO /DE/
filed 2002-09-16
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002
                               --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     31-1469076
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


               6301 Fitch Path, New Albany, OH              43054
             ------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code   (614) 283-6500
                                                   ----------------

                                 Not Applicable
  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock                     Outstanding at September 12, 2002
--------------------------               ---------------------------------------
      $.01 Par Value                               97,627,221 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
Part I.  Financial Information

   Item 1. Financial Statements

      Condensed Consolidated Statements of Income
         Thirteen and Twenty-six Weeks Ended
             August 3, 2002 and August 4, 2001.......................................    3

      Condensed Consolidated Balance Sheets
             August 3, 2002 and February 2, 2002.....................................    4

      Condensed Consolidated Statements of Cash Flows
         Twenty-six Weeks Ended
             August 3, 2002 and August 4, 2001.......................................    5

      Notes to Condensed Consolidated Financial Statements...........................    6

      Report of Independent Accountants..............................................   11

   Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition...........................   12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk................   19

   Item 4. Controls and Procedures...................................................   19

Part II. Other Information

   Item 1. Legal Proceedings.........................................................   20

   Item 5. Other Information.........................................................   21

   Item 6. Exhibits and Reports on Form 8-K..........................................   28

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                  Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                             -------------------------------   -------------------------------
                                                                August 3,        August 4,        August 3,        August 4,
                                                                  2002             2001             2002             2001
                                                             --------------   --------------   --------------   --------------
NET SALES                                                          $329,154         $280,116         $641,946         $543,796

         Cost of Goods Sold, Occupancy and Buying Costs             197,280          171,789          395,643          337,629
                                                             --------------   --------------   --------------   --------------

GROSS INCOME                                                        131,874          108,327          246,303          206,167

         General, Administrative and Store Operating
                  Expenses                                           82,304           68,397          159,746          134,174
                                                             --------------   --------------   --------------   --------------

OPERATING INCOME                                                     49,570           39,930           86,557           71,993

         Interest Income, Net                                           731            1,128            1,603            2,848
                                                             --------------   --------------   --------------   --------------

INCOME BEFORE INCOME TAXES                                           50,301           41,058           88,160           74,841

         Provision for Income Taxes                                  19,160           16,020           33,730           29,200
                                                             --------------   --------------   --------------   --------------

NET INCOME                                                         $ 31,141         $ 25,038         $ 54,430         $ 45,641
                                                             ==============   ==============   ==============   ==============

NET INCOME PER SHARE:

         Basic                                                     $   0.32         $   0.25         $   0.55         $   0.46
                                                             ==============   ==============   ==============   ==============
         Diluted                                                   $   0.31         $   0.24         $   0.53         $   0.44
                                                             ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:

         Basic                                                       98,764           99,323           98,894           99,167
                                                             ==============   ==============   ==============   ==============
         Diluted                                                    101,465          104,020          101,879          103,453
                                                             ==============   ==============   ==============   ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                         August 3,        February 2,
                                                           2002              2002
                                                       ------------      ------------
                                                        (Unaudited)
                    ASSETS
                    ------
CURRENT ASSETS:
   Cash and Equivalents                                $    229,034      $    167,664
   Marketable Securities                                          -            71,220
   Receivables                                               13,961            20,456
   Inventories                                              179,562           108,876
   Store Supplies                                            23,348            21,524
   Other                                                     17,674            15,455
                                                       ------------      ------------

TOTAL CURRENT ASSETS                                        463,579           405,195

PROPERTY AND EQUIPMENT, NET                                 401,906           365,112

OTHER ASSETS                                                    147               239
                                                       ------------      ------------

TOTAL ASSETS                                           $    865,632      $    770,546
                                                       ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                    $     58,506      $     31,897
   Accrued Expenses                                         138,925           109,586
   Income Taxes Payable                                      19,639            22,096
                                                       ------------      ------------

TOTAL CURRENT LIABILITIES                                   217,070           163,579

DEFERRED INCOME TAXES                                        12,572             1,165

OTHER LONG-TERM LIABILITIES                                   9,808            10,368

SHAREHOLDERS' EQUITY:
   Common Stock                                               1,033             1,033
   Paid-In Capital                                          142,424           141,394
   Retained Earnings                                        573,970           519,540
                                                       ------------      ------------
                                                            717,427           661,967

   Less:  Treasury Stock, at Average Cost                   (91,245)          (66,533)
                                                       ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                  626,182           595,434
                                                       ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    865,632      $    770,546
                                                       ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                 Twenty-six Weeks Ended
                                                              ----------------------------

                                                              August 3,          August 4,
                                                                2002               2001
                                                              ---------          ---------
OPERATING ACTIVITIES:
  Net Income                                                  $  54,430          $  45,641

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                               26,309             18,685
     Noncash Charge for Deferred Compensation                     1,300              2,466
     Changes in Assets and Liabilities:
        Inventories                                             (70,686)           (36,730)
        Accounts Payable and Accrued Expenses                    40,662             17,792
        Income Taxes                                              8,897            (21,830)
        Other Assets and Liabilities                             (3,729)            (3,594)
                                                              ---------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        57,183             22,430
                                                              ---------          ---------

INVESTING ACTIVITIES:
  Capital Expenditures                                          (44,255)           (70,903)
  Proceeds from Maturities of Marketable Securities              71,220                  -
  Notes Receivable                                                    -               (317)
                                                              ---------          ---------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             26,965            (71,220)
                                                              ---------          ---------

FINANCING ACTIVITIES:
  Stock Option Exercises and Other                                  791              8,615
  Purchases of Treasury Stock                                   (23,569)                 -
                                                              ---------          ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            (22,778)             8,615
                                                              ---------          ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  61,370            (40,175)
  Cash and Equivalents, Beginning of Year                       167,664            137,581
                                                              ---------          ---------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 229,034          $  97,406
                                                              =========          =========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Accrual for Construction in Progress                        $  13,135          $  17,898
                                                              =========          =========
  Construction Allowance Receivables                          $       -          $   4,019
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

     The condensed consolidated financial statements as of August 3, 2002 and for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the "2001 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The condensed consolidated financial statements as of August 3, 2002 and for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of
     Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

     Certain prior period amounts have been reclassified to conform with current year presentation.

2.   ISSUANCES OF ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds Financial Accounting Standards Board ("FASB") Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. Management anticipates that the adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company's results of operations or its financial position.

3.   EARNINGS PER SHARE

     Weighted Average Shares Outstanding (in thousands):

                                                          Thirteen Weeks Ended
                                                          ---------------------
                                                          August 3,   August 4,
                                                            2002        2001
                                                          ---------   ---------
     Shares of Class A Common Stock issued                  103,300     103,300
     Treasury shares                                         (4,536)     (3,977)
                                                          ---------   ---------
     Basic shares                                            98,764      99,323

     Dilutive effect of options and restricted shares         2,701       4,697
                                                          ---------   ---------
     Diluted shares                                         101,465     104,020
                                                          =========   =========

                                                       Twenty-six Weeks Ended
                                                       -----------------------

                                                       August 3,     August 4,
                                                         2002          2001
                                                       ---------     ---------
     Shares of Class A Common Stock issued               103,300       103,300
     Treasury shares                                      (4,406)       (4,133)
                                                       ---------     ---------
     Basic shares                                         98,894        99,167

     Dilutive effect of options and restricted shares      2,985         4,286
                                                       ---------     ---------
     Diluted shares                                      101,879       103,453
                                                       =========     =========


     Options to purchase 9,443,000 and 6,209,000 shares of Class A Common Stock during the thirteen and twenty-six weeks ended August 3, 2002, respectively, and 4,503,000 and 5,610,000 shares during the thirteen and twenty-six weeks ended August 4, 2001, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

     A total of 232,000 and 240,000 restricted shares were issued during the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. The issuances decreased unearned compensation by $6.0 million and $5.3 million in the year-to-date periods of 2002 and 2001, respectively.

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

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (in thousands):

                                                      August 3,    February 2,
                                                        2002          2002
                                                     ----------    -----------
     Property and equipment, at cost                  $ 564,378      $ 501,323
     Accumulated depreciation and amortization         (162,472)      (136,211)
                                                     ----------    -----------

     Property and equipment, net                      $ 401,906      $ 365,112
                                                     ==========    ===========

6.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 3, 2002 and August 4, 2001 approximated $24.4 million and $50.5 million, respectively. Current year payment amounts reflect statutory deferral methods implemented during the current fiscal year.

7.   LONG-TERM DEBT

     The Company entered into a $150 million syndicated unsecured credit agreement (the "Agreement") on April 30, 1998. Borrowings outstanding under the Agreement are due April 30, 2003. The Agreement has several borrowing options, including interest rates that are based on the bank agent's "Alternate Base Rate," a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Agreement are based on the Company's ratio (the "leverage ratio ") of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and currently accrues at .225% of the committed amount per annum. The Agreement contains limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contains financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. No amounts were outstanding under the Agreement at August 3, 2002 or February 2, 2002.

8.   RELATED PARTY TRANSACTIONS

     Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and twenty-six week periods ended August 3, 2002 were approximately $0.5 and $1.0 million, respectively, compared to $0.4 million and $0.8 million for the comparable periods in 2001.

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

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Abercrombie & Fitch

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch (the "Company") and its subsidiaries as of August 3, 2002, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
August 12, 2002

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of the 2002 fiscal year, net sales increased 18% to $329.2 million from $280.1 million a year ago. Operating income improved to $49.6 million in the second quarter of 2002 from $39.9 million in the second quarter of 2001. Net income increased to $31.1 million in the second quarter of 2002 as compared to $25.0 million last year. Earnings per diluted share were $.31 in the second quarter of 2002 compared to $.24 a year ago. Year-to-date earnings per diluted share were $.53 in 2002 compared to $.44 in 2001.

The following data represents the amounts shown in the Company's condensed consolidated statements of income for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001, expressed as a percentage of net sales:

                                                Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                --------------------           ----------------------
                                              August 3,      August 4,       August 3,        August 4,
                                                2002           2001            2002             2001
                                                ----           ----            ----             ----
NET SALES                                      100.0%         100.0%          100.0%           100.0%
Cost of Goods Sold, Occupancy and
  Buying Costs                                  59.9           61.3            61.6             62.1
                                                ----           ----            ----             ----

GROSS INCOME                                    40.1           38.7            38.4             37.9
General, Administrative and Store
  Operating Expenses                            25.0           24.4            24.9             24.7
                                                ----           ----            ----             ----

OPERATING INCOME                                15.1           14.3            13.5             13.2
Interest Income, Net                            (0.2)          (0.4)           (0.2)            (0.5)
                                                ----           ----            ----             ----

INCOME BEFORE INCOME TAXES                      15.3           14.7            13.7             13.8
Provision for Income Taxes                       5.8            5.7             5.3              5.4
                                                ----           ----            ----             ----

NET INCOME                                       9.5%           8.9%            8.5%             8.4%
                                                ====           ====            ====             ====

Financial Summary

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 3, 2002 to the comparable fiscal 2001 periods:

                                                Thirteen Weeks Ended                            Twenty-six Weeks Ended
                                     -----------------------------------------        -----------------------------------------
                                      August 3,       August 4,                        August 3,       August 4,
                                        2002            2001          Change             2002            2001          Change
                                     ----------      ----------     ----------        ----------      ----------     ----------
Comparable store sales                       (5)%            (8)%                             (6)%            (3)%

Retail sales increase                        23%             30%                              24%             28%
  attributable to new and
  remodeled stores, magazine,
  catalogue and Web sites

Retail sales per average gross       $       82      $       90         (9)%          $      161      $      173         (7)%
  square foot

Retail sales per average store       $      607      $      708        (14)%          $    1,195      $    1,369        (13)%
  (thousands)

Average store size at end of              7,386           7,758         (5)%
  quarter (gross square feet)

Gross square feet at end of               3,937           3,142         25%
  quarter (thousands)

Number of stores and
gross square feet by division:
------------------------------

Abercrombie & Fitch:

Stores at beginning of period               311             265                              309             265
  Opened                                      6              16                               10              17
  Closed                                     (1)              -                               (3)             (1)
                                     ----------      ----------                       ----------      ----------

Stores at end of period                     316             281                              316             281
                                     ==========      ==========                       ==========      ==========

Gross square feet (thousands)             2,852           2,565
                                     ==========      ==========

abercrombie:

Stores at beginning of period               153              85                              148              84
   Opened                                     4              27                                9              28
   Closed                                     -               -                                -               -
                                     ----------      ----------                       ----------      ----------

Stores at end of period                     157             112                              157             112
                                     ==========      ==========                       ==========      ==========

Gross square feet (thousands)               701             503
                                     ==========      ==========

Hollister Co.:

Stores at beginning of period                43               5                               34               5
  Opened                                     17               7                               27               7
  Closed                                      -               -                               (1)              -
                                     ----------      ----------                       ----------      ----------

Stores at end of period                      60              12                               60              12
                                     ==========      ==========                       ==========      ==========

Gross square feet (thousands)               384              74
                                     ==========      ==========

Net Sales

Net sales for the second quarter of 2002 increased 18% to $329.2 million from $280.1 million in 2001. The increase was due to the addition of new stores offset by a 5% decline in comparable store sales. The retail environment remained promotional and the Company continued to execute certain promotional strategies throughout the quarter. Although total Company comparable store sales remained negative, the addition of new and noncomparable store sales resulted in an addition to net sales of $60.6 million. The decrease in comparable store sales amounted to a $13.7 million decrease in net sales. Comparable store sales were down in the mid-single digits in the womens business for the quarter. Stronger performing categories were woven shirts, skirts and knit tops. Mens comparable store sales also decreased in the mid-single digits for the quarter. Knits, denim and active wear performed well. Overall, the womens business accounted for 59% of the total adult business. The kids business had a comparable store sales decrease in the low-single digits with girls much stronger than boys. The girls business achieved positive comparable store sales for the quarter. The newest division, Hollister Co., continues to demonstrate strong customer acceptance. Sales per square foot in the Hollister stores were over 80% of the Abercrombie & Fitch stores in the same mall. The adult and kids e-commerce business continued to become a larger part of the business as Internet sales grew by over 40% during the second quarter compared to last year. The Company's catalogue, the A&F Quarterly (a catalogue/magazine), and the Company's Web sites had increased net sales of $2.2 million versus last year and accounted for 4.1% of net sales in the second quarter of 2002 as compared to 4.0% for the same period last year.

Year-to-date net sales were $641.9 million, an increase of 18%, from $543.8 million for the same period in 2001. The sales increase was attributable to the net addition of 128 stores offset by a 6% comparable store sales decrease. The addition of new and noncomparable store sales resulted in an addition to net sales of $120.3 million. The decline in comparable store sales amounted to a $28.1 million decrease in net sales. The womens business had a comparable store sales decrease in the low-single digits with knit tops, shirts, skirts and denim performing well. Comparable store sales decreased in the mid-single digits in the mens business. Stronger performing categories were knits, denim, active wear and accessories. Overall, the womens business was 58% of the total adult business. The kids business had a mid-single digit decline in comparable store sales for the year-to-date period with girls performing better than boys. The girls business had positive comparable store sales for the year-to-date period. Hollister Co. demonstrated strong customer acceptance as sales per square foot in the Hollister stores were over 80% of the Abercrombie & Fitch stores in the same mall. The adult and kids e-commerce businesses grew by over 50% during the year-to-date period compared to last year. The Company' s catalogue, the A&F Quarterly and the Company's Web sites had increased net sales of $5.9 million versus last year and represented 4.7% of 2002 year-to-date net sales as compared to 4.4% last year.

Gross Income

The gross income rate (gross income divided by net sales) increased to 40.1% during the second quarter of 2002 from 38.7% for the same period in 2001. The increase was primarily attributable to higher initial markup (IMU). Continued improvement in the sourcing of merchandise has been an important factor in improving IMU in all three divisions. Partially offsetting the increase in IMU were increased buying and occupancy costs, as a percentage of net sales, and a higher markdown rate. Buying and occupancy costs increased due to the inability to leverage fixed expenses with lower sales volume per average store. The markdown rate increased due to the impact of promotional strategies and the desire to minimize spring carryover inventory. Spring carryover inventory was more than 20% below last year at the end of the second quarter in retail dollars per store.

The 2002 year-to-date gross income rate increased to 38.4% from 37.9% for the comparable period in 2001. The increase was attributable to higher IMU as a result of the aforementioned improved sourcing of merchandise. The increase was partially offset by higher buying and occupancy costs and an increased markdown rate. Buying and occupancy costs increased, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store. The markdown rate increased due to promotional strategies and the desire to end the second quarter in a cleaner position with respect to spring carryover inventory than last year.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 25.0% and 24.4% in the second quarter of 2002 and 2001, respectively. The increase was mostly due to higher incentive compensation costs, reflecting the increase in net income versus last year, and marketing costs incurred as part of the Company's direct mail promotional strategies. These increases were partially offset by reductions in store payroll hours per average store and improvements in distribution and fulfillment costs. During the second quarter, productivity in the distribution center, as measured in units processed per labor hour, was 67% higher than last year. Smaller productivity improvement is expected for the balance of the year as the Company begins to anniversary productivity improvement achieved through the use of a new warehouse management system. In the direct business, fulfillment costs per order have been reduced by over 20% since being brought in-house in mid-April of 2002.

The general, administrative and store operating expense rate was 24.9% and 24.7% for the year-to-date periods in 2002 and 2001, respectively. The increase resulted primarily from increased marketing costs incurred as part of the Company's direct mail promotional strategies. Improvements in distribution center productivity and reduced fulfillment costs helped to partially offset the increased marketing costs.

Operating Income

The second quarter and year-to-date operating income rates (operating income divided by net sales) were 15.1% and 13.5% in 2002, up from 14.3% and 13.2% for the comparable periods in 2001. The increase in operating income rates in these periods was a result of increased gross income rates. Higher general, administrative and store operating expense rates partially offset the increased gross income rates.

Interest Income/Expense

Second quarter and year-to-date net interest income were $0.7 and $1.6 million in 2002 as compared with net interest income of $1.1 and $2.8 million for the second quarter and year-to-date periods last year. The decrease in net interest income was primarily due to a decline in interest rates. Additionally, in the second quarter and year-to-date periods of 2002, cash was primarily invested in tax-free securities bearing a lower interest rate versus last year's commercial paper investments. The tax-free investments lowered the effective tax rates to 38.1% and 38.3% for the second quarter and year-to-date periods of 2002, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                        August 3,              February 2,
                                           2002                   2002
                                      -------------          ---------------

   Working capital                      $246,509                $241,616
                                      =============          ===============

   Capitalization:
      Shareholders' equity              $626,182                $595,434
                                      =============          ===============

Net cash provided by operating activities totaled $57.2 million for the twenty-six weeks ended August 3, 2002 versus $22.4 million in the comparable period of 2001. Current year net income adjusted for depreciation and amortization was the primary source of cash. Additionally, cash was provided from increases in accounts payable, accrued expenses and deferred income tax liabilities. Accounts payable increased as a result of an overall increase in inventories supporting the continued growth of the business. Accrued expenses also increased from the continued growth and development of the business. Specific accounts within accrued expenses that increased were incentive compensation, reflecting the increase in year-to-date net income, and taxes, other than income, consistent with the increase in store openings. Deferred income tax liabilities increased in the current year primarily as a result of increasing differences in tax and book depreciation methods due to the accelerated growth of store openings in the past few years and "bonus" accelerated depreciation allowed under the Job Creation and Worker Assistance Act of 2002. Uses of cash consisted mostly of increases in inventories. Although inventories were down by 9% per gross square foot versus last year at quarter-end, the total inventory balance increased as a result of a 25% increase in gross square feet. Additional uses of cash were directly related to store growth and primarily consisted of increases in capitalized store supplies and prepaid rent related to stores (classified in other current assets).

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

Financing activities during 2002 consisted primarily of the repurchase of 1,000,000 shares of the Company's Class A Common Stock pursuant to a previously authorized stock repurchase program. At its August 2002 Board meeting, the Board of Directors authorized the repurchase of an additional 5,000,000 shares of the Company's Class A Common Stock. This action increased the total number of shares authorized for repurchase to 5,850,000 as of August 3, 2002. In addition to stock repurchases, financing activities also consisted of stock option exercises and restricted stock issuances.

The Company has available a $150 million syndicated unsecured credit agreement. No amounts are currently outstanding. Additional details regarding the credit agreement can be found in the Notes to Condensed Consolidated Financial Statements (Note 7).

The Company also has a $75 million facility for trade letters of credit. The trade letters of credit are issued to numerous overseas suppliers and serve as guarantees to the suppliers. As of August 3, 2002, $44.4 million was outstanding under this trade letter of credit facility.

Capital Expenditures

Capital expenditures, net of construction allowances, totaled $44.3 million and $70.9 million for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. Additionally, the noncash accrual for construction in progress increased $13.1 million in 2002 and $17.9 million in 2001. Capital expenditures related to new stores, including the noncash accrual for construction in progress, accounted for approximately $51 million during the first twenty-six weeks of 2002. The balance of capital expenditures related primarily to improvements in the distribution center.

The Company anticipates spending $105 to $115 million in 2002 for capital expenditures, of which $75 to $85 million will be for new stores. The balance of capital expenditures primarily relates to improving the in-store information technology structure and improvements in and expansion of the distribution center. The Company intends to add approximately 706,000 gross square feet for new stores in 2002, which will represent a 19% increase over year-end 2001. It is anticipated the increase will result from the addition of approximately 33 new "Abercrombie & Fitch" stores, 18 new "abercrombie " stores and 60 new "Hollister Co." stores.

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

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores to be opened in 2002 will approximate $725,000 per store, after giving effect to landlord allowances. However, the Company continues in the early stages of developing Hollister Co. and, as a result, current average costs for leasehold improvements and furniture and fixtures are not representative of future costs. In addition, inventory purchases are expected to average approximately $200,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available the $150 million credit agreement to support operations.

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (Note 2). Additionally, the Company believes that the following policy is critical to the portrayal of the Company's financial condition and results of operations for interim periods.

Income Taxes - At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds Financial Accounting Standards Board ("FASB") Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, " Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. Management anticipates that the adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company's results of operations or its financial position.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of August 3, 2002 has not significantly changed since February 2, 2002. A&F's market risk profile as of February 2, 2002 is disclosed in Item 7A of A&F's Annual Report on Form 10-K for the year then ended.

Item 4. CONTROLS AND PROCEDURES

Since this form 10-Q is being filed for the quarterly period ended August 3, 2002, the disclosure requirements of paragraph (a) of Item 307 of Regulation S-K are not applicable.

There have been no changes in the internal controls of A&F which would require disclosure under paragraph (b) of Item 307 of Regulation S-K.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in lawsuits arising in the ordinary course of business.

        On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which had sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which added A&F and others as defendants, but did not otherwise substantively alter either the claims alleged or the relief sought by the plaintiffs. A&F joined with other retailer defendants in moving to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The defendants' motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of settlement as to certain other retailer defendants was also heard the same date. A motion to dismiss the second amended complaint was heard on March 19, 2002. On May 10, 2002, the Court granted in part and denied in part the motion to dismiss the second amended complaint as to the remaining RICO claim and granted the motion to dismiss the second amended complaint as to the Common Law Peonage claim, the Anti-Peonage statutory claim, and the Alien Tort Claims Act claim. Plaintiffs were given leave to file a third amended complaint. The motions for class certification and preliminary approval of settlement as to certain other retailer defendants were also granted. A third amended complaint was filed on July 25, 2002.

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

Item 5. OTHER INFORMATION

        The following paragraphs provide an updated summary of the material attributes of the capital stock of A&F. The following paragraphs summarize the provisions of A&F's Amended and Restated Certificate of Incorporation, as amended (the " Amended Certificate"), and A&F's Amended and Restated Bylaws (the "Amended Bylaws"), affecting the rights of the holders of capital stock and are qualified in their entirety by reference to the Amended Certificate and the Amended Bylaws, copies of which have been filed with the Securities and Exchange Commission (the "SEC").

        General
        -------

        The authorized capital stock of A&F consists of (a) 256,400,000 shares of Common Stock, $0.01 par value (the "Common Stock"), of which (i) 150,000,000 shares are designated as Class A Common Stock (the "Class A Common Stock") and (ii) 106,400,000 shares are designated as Class B Common Stock (the "Class B Common Stock"); and (b) 15,000,000 shares of Preferred Stock, $0.01 par value (the "Preferred Stock"), of which 100,000 shares are designated as Series A Participating Cumulative Preferred Stock (the "Series A Preferred Stock").

        As of September 12, 2002, 97,627,221 shares of Class A Common Stock were outstanding and there were no shares of Class B Common Stock and no shares of Preferred Stock outstanding. The shares of Class A Common Stock are listed on the New York Stock Exchange.

        Common Stock
        ------------

        Voting Rights

        General. Holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the A&F stockholders. Holders of Class A Common Stock are not entitled to cumulate their votes in the election of directors.

        The A&F stockholders may only take action at an annual or special meeting of the stockholders. Elections of directors are determined by a plurality of the votes cast. Subject to any special voting rights or requirements provided for in the Amended Certificate, in the Amended Bylaws or by law, other matters to be voted upon by A&F stockholders must be approved by a majority in voting interest of the A&F stockholders present in person or by proxy and voting thereon.

        If Class B Common Stock is issued in the future, the holders thereof would be entitled to three votes per share on all matters to be voted upon by the A&F stockholders but would otherwise have identical rights to those of the holders of Class A Common Stock. The Class A Common Stock and the Class B Common Stock would vote as a single class, subject to any voting rights granted to holders of Preferred Stock.

        Special Voting Rights. The Amended Certificate requires the affirmative vote of the holders of not less than 75% of the outstanding shares of A&F entitled to vote thereon in order to adopt amendments to the provisions of the Amended Certificate addressing (a) the manner in which the Amended Bylaws may be amended by the directors or the stockholders;
        (b) the classification of the Board of Directors; (c) the requirement that actions be taken by the stockholders only at a meeting; (d) the factors to be considered by the directors in evaluating significant corporate transactions; (e) the required vote for removal of a director;
        (f) the required vote for amendment of the Amended Certificate or the Amended Bylaws; and (g) the vote required for approval of business combinations with 5% stockholders (which vote must also include the affirmative vote of the holders of not less than 75% of the outstanding shares entitled to vote thereon excluding the 5% stockholder(s) in question). Other amendments to the Amended Certificate must be approved in the manner prescribed by the Delaware General Corporation Law (the "DGCL"). If a proposed amendment to the Amended Certificate would adversely affect the powers, preferences or special rights of the shares of Class A Common Stock or Class B Common Stock, the affirmative vote of not less than 75% of the outstanding shares affected by the proposed amendment, voting as a separate class, would also be required.

        The Amended Certificate also requires the affirmative vote of not less than 75% of the outstanding shares entitled to vote thereon in order for the Amended Bylaws to be amended, altered, repealed or rescinded by the A&F stockholders or any proposed amendment to the Amended Certificate which would contravene any then existing provision of the Amended Bylaws to be adopted by the A&F stockholders.

        Under Article ELEVENTH of the Amended Certificate (the "Supermajority Voting Provisions"), Business Combinations (as defined below) between A&F, or one of its subsidiaries, and an Interested Person (as defined below) require the affirmative vote of not less than 75% of the then outstanding shares of Voting Stock (as defined below) held by stockholders other than the Interested Person, unless the proposed Business Combination has been approved by a majority of the Continuing Directors (as defined below). Such Continuing Director approval may be given either before or after the Interested Person in question achieves that status and if given, the Business Combination will require only the affirmative vote by the A&F stockholders, if any, required by law or otherwise.

        An "Interested Person" for purposes of Article ELEVENTH generally is defined as any person which, together with its affiliates and associates, "beneficially owns" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934 as in effect on August 27, 1996) in the aggregate 5% or more of the outstanding Voting Stock of A&F, as well as any affiliate or associate of that person.

        A "Business Combination" includes: (a) a merger or consolidation involving A&F, or any subsidiary thereof, and an Interested Person; (b) a sale, lease, exchange, transfer or other disposition of (i) a "substantial part" of the assets of A&F or any subsidiary thereof (i.e., assets constituting in excess of 20% of the fair market value of the total consolidated assets of A&F and its subsidiaries as of the end of the then most recent fiscal year) to an Interested Person or (ii) a substantial part of the assets of an Interested Person to A&F, or any subsidiary thereof; (c) the issuance or transfer by A&F, or any subsidiary thereof, of any securities of A&F, or any subsidiary thereof, to an Interested Person; and (d) a reclassification of securities, recapitalization or other comparable transaction involving A&F that would have the effect of increasing the voting power of any Interested Person with respect to the Voting Stock of A&F.

        "Voting Stock" includes the outstanding shares of Common Stock and any outstanding shares of Preferred Stock entitled to vote on each matter as to which holders of Common Stock are entitled to vote.

        A "Continuing Director" is an individual serving as a member of the A&F Board of Directors immediately prior to the time the Interested Person in question acquires that status, or an individual who was elected or appointed to fill a vacancy after such time by a majority of the then-current Continuing Directors.

        Quorum for Meetings of Stockholders. The holders of at least one-third of the voting power of A&F must be present in person or by proxy in order to constitute a quorum at a meeting of the A&F stockholders called by the A&F Board of Directors. Otherwise, the holders of a majority of the voting power of A&F must be present in person or by proxy in order to constitute a quorum.

        Dividends

        Subject to the rights of the holders of Preferred Stock, the holders of Common Stock are entitled to receive dividends when and as declared by the A&F Board of Directors out of the assets of A&F legally available therefor. A Delaware corporation, such as A&F, may generally pay dividends out of its surplus or if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

        Other Rights

        On liquidation, dissolution or winding up of the affairs of A&F, after payment in full of the amounts required to be paid to the holders of Preferred Stock, all holders of Common Stock, regardless of class, are entitled to share ratably in any assets and funds legally available for distribution to the holders of Common Stock.

        No shares of either class of Common Stock are subject to redemption or have preemptive rights to purchase additional shares of Common Stock. Under the DGCL, A&F may generally repurchase shares of Common Stock out of surplus. However, any such repurchase would be subject to the rights of the holders of any outstanding Preferred Stock and any restrictions in A&F's financing agreements.

        Preferred Stock
        ---------------

        Preferred Stock is issuable from time to time in one or more series with such designations, rights, privileges, restrictions and conditions as the A&F Board of Directors may fix and determine. Under the Amended Certificate, the A&F Board of Directors is authorized to determine the voting, dividend, conversion, redemption and liquidation rights, preferences and limitations applicable to each series of Preferred Stock.

        Rights of Holders of Series A Preferred Stock

        As contemplated by the Rights Agreement, dated as of July 16, 1998, as amended by Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, and as supplemented by the Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999 (collectively, the "Rights Agreement"), copies of which have been filed with the SEC, the A&F Board of Directors created the Series A Preferred Stock as evidenced by the Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F, dated July 21, 1998, a copy of which has been filed with the SEC (the "Certificate of Designation"). Series A Preferred Stock would only be issued in accordance with the terms of the Rights Agreement. The number of shares designated as Series A Preferred Stock may be increased or decreased by resolution of the A&F Board of Directors but may not be decreased to a number less than the number of shares then outstanding plus the number of shares issuable upon exercise or conversion of all outstanding rights, options or other A&F securities.

        Voting Rights. In addition to any other voting rights required by the DGCL, the holders of any Series A Preferred Stock which may be issued in the future would be entitled to 2000 votes per share on all matters to be voted upon by the A&F stockholders, subject to anti-dilution adjustments in the event of future changes in A&F's capitalization. The holders of Series A Preferred Stock would vote as a single class with the holders of Common Stock on the matters to be voted upon by the A&F stockholders, except as provided in the Certificate of Designation or by law. The Certificate of Designation specifies rights which holders of Series A Preferred Stock would have to elect two directors if dividends thereon were in arrears in an amount equal to six quarterly dividends.

        The Amended Certificate may not be amended in any manner which would adversely affect the powers, preferences or special rights of the Series A Preferred Stock without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, voting separately as a class.

        Dividend Rights. The holders of any Series A Preferred Stock which may be issued in the future would be entitled to receive, when, as and if declared by the A&F Board of Directors out of funds legally available for the payment of dividends, quarterly dividends payable in cash on the third Monday of February, May, August and November of each year (each date being a "Quarterly Dividend Payment Date") commencing on the first Quarterly Dividend Payment Date after the first issuance of any share of Series A Preferred Stock. The quarterly dividends would be in an amount per share equal to the greater of: (a) $1.00; and (b) subject to anti-dilution adjustments in the event of future changes in A&F's capitalization, the sum of (i) 2000 times the aggregate per share amount of all cash dividends; and (ii) 2000 times the aggregate per share amount of all non-cash dividends (other than dividends payable in Class A Common Stock or subdivisions of the outstanding Common Stock) declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date (or the date of issuance of the Series A Preferred Stock in the case of the first Quarterly Dividend Payment Date). Dividends on the Series A Preferred Stock would be cumulative.

        If dividends payable to holders of Series A Preferred Stock were in arrears, A&F would not be able to declare or pay dividends on the Common Stock, or repurchase any of the Common Stock.

        Other Rights. On liquidation, dissolution or winding up of A&F, before any distribution would be made to holders of Common Stock, the holders of any outstanding Series A Preferred Stock would be entitled to receive an amount per share equal to the greater of: (a) $1.00 per share, plus an amount equal to all accrued and unpaid dividends to the date of payment; and (b) 2000 times the aggregate amount to be distributed per share to holders of Common Stock, subject to anti-dilution adjustments in the event of future changes in A&F's capitalization.

        Outstanding Series A Preferred Stock would not be redeemable.

        If A&F were to enter into any consolidation, merger, combination or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash or any other property, outstanding shares of Series A Preferred Stock would, at the same time, be similarly exchanged for or changed into an amount per share, subject to anti-dilution adjustments in the event of future changes in A&F's capitalization, equal to 2000 times the aggregate amount of the stock, securities, cash or any other property, as the case may be, into which or for which each share of Common Stock had been changed or exchanged.

        Other Provisions Affecting Capital Stock
        ----------------------------------------

        Director Nomination Procedure; Number of Directors; Classified Board

        The Amended Bylaws require that a stockholder nomination for election to the A&F Board of Directors at any annual meeting of stockholders be made in writing and delivered in person or mailed by United States certified mail to the secretary of A&F and received at A&F's principal executive offices not less than 120 nor more than 150 days before the first anniversary date of A&F's proxy statement in connection with the last annual meeting of the A&F stockholders. Each stockholder nomination must contain the following information: (a) the name and address of the nominating stockholder; (b) the name, age, business address and, if known, residence address of the nominee; (c) the principal occupation or employment of the nominee; (d) the class and number of shares of capital stock of A&F beneficially owned by the nominating stockholder (including the name in which the shares are registered) and the nominee; (e) any other information concerning the nominee that would be required to be disclosed in proxy solicitations for elections of directors under the SEC's rules; and (f) a description of any arrangement or understanding between the nominating stockholder and the nominee or any other person providing for the nomination. Each nomination must be accompanied by the written consent of the proposed nominee to be named in the proxy statement and to serve if elected. No person may be elected as a director unless he or she has been nominated by a stockholder in such manner or by the A&F Board of Directors.

        The Amended Bylaws provide that the number of directors on the A&F Board of Directors (exclusive of directors to be elected by the holders of any one or more series of Preferred Stock voting separately as a class or classes) may not be less than four nor more than nine, the exact number to be determined by the affirmative vote of a majority of the whole authorized number of directors.

        The A&F Board of Directors (exclusive of directors to be elected by the holders of any one or more series of Preferred Stock voting separately as a class or classes) is divided into three classes. The number of directors in each class is determined by a formula described in the Amended Certificate. The election of each class of directors constitutes a separate election. Directors generally serve three-year terms or until their earlier resignation, removal from office or death.

        Removal of Directors

        Generally, a director may be removed from office at any annual or special stockholders' meeting only for cause and only upon the affirmative vote of not less than 75% of the outstanding shares of voting stock of A&F entitled to vote on the removal. Directors who are elected by the holders of a class or series of Preferred Stock may only be removed pursuant to the provisions establishing the right to elect those directors.


        Advance Notification of Stockholder Proposals

        The Amended Bylaws provide for an advance notice procedure for stockholder proposals to be considered at annual meetings of stockholders. Notice of the intent to submit a proposal at an annual meeting must be made in writing and delivered in person or mailed by United States certified mail to the secretary of A&F and received at A&F's principal executive offices not less than 120 nor more than 150 days before the first anniversary date of A&F's proxy statement in connection with the last annual meeting of stockholders. Each stockholder notice of intention to submit a proposal at an annual meeting must contain the following information: (i) the name and address of the submitting stockholder; (ii) the class and number of shares of capital stock of A&F beneficially owned by the submitting stockholder (including the name in which the shares are registered); (iii) a representation that the stockholder intends to appear at the annual meeting in person or by proxy to submit the proposal; (iv) any material interest of the submitting stockholder in the proposal; and (v) a brief description of the proposal, including the resolutions to be presented at the annual meeting, and the reasons for conducting the proposed business at the annual meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.   Certificate of Incorporation and Bylaws.

          3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

          3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

          3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to A&F `s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

          3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

4.   Instruments Defining the Rights of Security Holders.

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

          10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002. (File No. 1-12107)

          10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

          10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 3, 2001. (File No. 1-12107)

          10.4 Abercrombie & Fitch Co. 2002 Stock Option Plan for Associates, incorporated by reference to Exhibit 10.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

          10.5 Employment Agreement by and between A&F and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. (File No. 1-12107)

          10.6 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated by reference to Exhibit
               10.10 to A&F's Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

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

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

99.  Additional Exhibits

          99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter ended August 3, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABERCROMBIE & FITCH CO.
                                           (Registrant)



                                        By /s/ Wesley S. McDonald
                                           ----------------------
                                           Wesley S. McDonald,
                                           Vice President - Chief Financial
                                           Officer*


Date: September 16, 2002



* Mr. McDonald has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                 CERTIFICATIONS

     I, Michael S. Jeffries, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abercrombie & Fitch Co.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

                                /s/ Michael S. Jeffries
                                ------------------------------------------------
                                Print Name: Michael S. Jeffries
                                Title: Chairman and Chief Executive Officer



     I, Wesley S. McDonald, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Abercrombie & Fitch Co.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

                                /s/ Wesley S. McDonald
                                ------------------------------------------------
                                Print Name: Wesley S. McDonald
                                Title: Vice President - Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Document
-----------       ----------------------------

    15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

    99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.