Form 10-Q
period 2002-11-02
ABERCROMBIE & FITCH CO /DE/
filed 2002-12-16
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 1-12107

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1469076 (I.R.S. Employer Identification No.)

6301 Fitch Path, New Albany, OH (Address of principal executive offices)	43054 (Zip Code)

Registrant’s telephone number, including area code (614) 283-6500

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒
No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 11, 2002
$.01 Par Value	97,248,530 Shares

ABERCROMBIE & FITCH CO.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
NET SALES	$419,329	$354,473	$1,061,274	$898,269
Cost of Goods Sold, Occupancy and Buying Costs	252,593	211,070	648,234	548,699

GROSS INCOME	166,736	143,403	413,040	349,570
General, Administrative and Store Operating Expenses	90,304	72,511	250,049	206,685

OPERATING INCOME	76,432	70,892	162,991	142,885
Interest Income, Net	866	1,001	2,468	3,849

INCOME BEFORE INCOME TAXES	77,298	71,893	165,459	146,734
Provision for Income Taxes	29,610	28,030	63,340	57,230

NET INCOME	$47,688	$43,863	$102,119	$89,504

NET INCOME PER SHARE:
Basic	$0.49	$0.44	$1.04	$0.90

Diluted	$0.48	$0.43	$1.01	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	97,648	99,201	98,478	99,178

Diluted	99,568	101,692	100,994	102,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

	November 2, 2002	February 2, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$240,076	$167,664
Marketable Securities	5,000	71,220
Receivables	11,433	20,456
Inventories	189,230	108,876
Store Supplies	24,004	21,524
Other	19,860	15,455

TOTAL CURRENT ASSETS	489,603	405,195
PROPERTY AND EQUIPMENT, NET	416,690	365,112
OTHER ASSETS	59	239

TOTAL ASSETS	$906,352	$770,546

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$67,300	$31,897
Accrued Expenses	134,552	109,586
Income Taxes Payable	22,544	22,096

TOTAL CURRENT LIABILITIES	224,396	163,579
DEFERRED INCOME TAXES	16,625	1,165
OTHER LONG-TERM LIABILITIES	10,180	10,368

SHAREHOLDERS’ EQUITY:
Common Stock	1,033	1,033
Paid-In Capital	142,423	141,394
Retained Earnings	621,659	519,540

	765,115	661,967
Less: Treasury Stock, at Average Cost	(109,964)	(66,533)

TOTAL SHAREHOLDERS’ EQUITY	655,151	595,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$906,352	$770,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001
OPERATING ACTIVITIES:
Net Income	$102,119	$89,504
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	40,566	29,196
Noncash Charge for Deferred Compensation	1,651	3,099
Changes in Assets and Liabilities:
Inventories	(80,354)	(32,207)
Accounts Payable and Accrued Expenses	53,258	10,745
Income Taxes	15,964	(7,919)
Other Assets and Liabilities	(6,848)	(7,379)

NET CASH PROVIDED BY OPERATING ACTIVITIES	126,356	85,037

INVESTING ACTIVITIES:
Capital Expenditures	(78,206)	(114,351)
Purchases of Marketable Securities	(5,000)	(31,486)
Proceeds from Maturities of Marketable Securities	71,220	—
Notes Receivable	—	(317)

NET CASH USED FOR INVESTING ACTIVITIES	(11,986)	(146,154)

FINANCING ACTIVITIES:
Stock Option Exercises and Other	733	6,086
Purchases of Treasury Stock	(42,691)	(11,069)

NET CASH USED FOR FINANCING ACTIVITIES	(41,958)	(4,983)

NET INCREASE /(DECREASE) IN CASH AND EQUIVALENTS	72,412	(66,100)
Cash and Equivalents, Beginning of Year	167,664	137,581

CASH AND EQUIVALENTS, END OF PERIOD	$240,076	$71,481

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
Accrual for Construction in Progress	$30,298	$42,273

Construction Allowance Receivable	$5,052	$20,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle.

The condensed consolidated financial statements include the accounts of A&F and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of November 2, 2002 and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the “2001 fiscal year”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The condensed consolidated financial statements as of November 2, 2002 and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for its report on the condensed consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.

Certain prior period amounts have been reclassified to conform with current year presentation.

2.	ISSUANCES OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management of A&F anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds Financial Accounting Standards Board (“FASB”) Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The provisions of this standard related to the rescission of SFAS No. 4, will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of fiscal year 2003. The remaining provisions of this statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

3.	EARNINGS PER SHARE

Weighted Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	November 2, 2002	November 3, 2001
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(5,652)	(4,099)

Basic shares	97,648	99,201
Dilutive effect of options and restricted shares	1,920	2,491

Diluted shares	99,568	101,692

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(4,822)	(4,122)

Basic shares	98,478	99,178
Dilutive effect of options and restricted shares	2,516	3,688

Diluted shares	100,994	102,866

Options to purchase 12,696,000 and 9,051,000 shares of Class A Common Stock during the thirteen and thirty-nine weeks ended November 2, 2002, respectively, and 6,388,000 and 5,599,000 shares during the thirteen and thirty-nine weeks ended November 3, 2001, respectively, were outstanding, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

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

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	November 2, 2002	February 2, 2002
Land	$15,540	$15,414
Building	92,614	91,531
Furniture, Fixtures and Equipment	369,336	303,606
Beneficial Leaseholds	7,349	7,349
Leasehold Improvements	67,674	54,702
Construction in Progress	40,954	28,721

Total	$593,467	$501,323
Less: Accumulated depreciation and amortization	(176,777)	(136,211)

Property and equipment, net	$416,690	$365,112

6.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 2, 2002 and November 3, 2001 approximated $48.0 million and $64.7 million, respectively.

7.	LONG-TERM DEBT

The Company entered into a $150 million syndicated unsecured credit agreement (the “Old Credit Agreement”) on April 30, 1998. Borrowings outstanding under the Old Credit Agreement were to be due April 30, 2003. The Old Credit Agreement had several borrowing options, including interest rates that were based on the agent bank’s “Alternate Base Rate,” a LIBO Rate or a rate submitted under a bidding process. Facility fees payable under the Old Credit Agreement were based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 800% of forward minimum rent commitments to trailing four-quarters EBITDAR and accrued at .225% of the committed amount per annum, as of November 2, 2002. The Old Credit Agreement contained limitations on debt, liens, restricted payments (including dividends), mergers and acquisitions, sale-leaseback transactions, investments, acquisitions, hedging transactions, and transactions with affiliates. It also contained financial covenants requiring a minimum ratio of EBITDAR to interest expense and minimum rent and a maximum leverage ratio. The Old Credit Agreement permitted the Company to enter into agreements outside the Old Credit Agreement for the issuance of up to $75 million in trade letters of credit. No amounts were outstanding under the Old Credit Agreement at November 2, 2002 or February 2, 2002.

8.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services to the Company since 1995. Sam N. Shahid, Jr., who serves on A&F’s Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and thirty-nine week periods ended November 2, 2002 were approximately $0.5 and $1.4 million, respectively, compared to $0.4 and $1.3 million for comparable periods in 2001.

On January 1, 2002, A&F loaned the amount of $4,953,833 to its Chairman of the Board, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provides that such amount is due and payable on December 31, 2002. The outstanding principal under the note will not bear interest as the net sales threshold, per the terms of the note, was met. This note constitutes a replacement of, and substitute for, the replacement promissory note, dated May 18, 2001, in the amount of $4,817,146, which has been cancelled. The replacement promissory note, dated May 18, 2001, constituted a replacement of, and substitute for, the replacement promissory note dated August 28, 2000, in the amount of $4.5 million. The replacement promissory note, dated August 28, 2000, constituted a replacement of, and substitute for, the promissory note dated March 1, 2000 and the replacement promissory note dated May 19, 2000 in the amounts of $1.5 million and $3.0 million, respectively. The replacement promissory note, dated May 19, 2000, constituted a replacement of, and substitute for, the promissory note, dated as of November 17, 1999, in the amount of $1.5 million.

9.	CONTINGENCIES

The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations, cash flows or financial position.

10.	SUBSEQUENT EVENT

The Company entered into a $250 million syndicated unsecured credit agreement (the “New Credit Agreement”) on November 14, 2002 to replace both the Old Credit Agreement and the separate $75 million facility for the issuance of trade letters of credit. The primary purposes of this New Credit Agreement are for trade and stand-by letters of credit and working capital. The New Credit Agreement is due to expire on November 14, 2005. The New Credit Agreement has several borrowing options, including interest rates that are based on the agent bank’s “Alternate Base Rate,” or a LIBO Rate. Facility fees payable under the New Credit Agreement are based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 800% of forward minimum rent commitments to EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The New Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The New Credit Agreement also contains financial covenants requiring a minimum ratio of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio.

Report of Independent Accountants

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. (the “Company”) and its subsidiariesas of November 2, 2002, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001and thecondensed consolidated statement of cash flows for the thirty-nine week periods ended November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
November 8, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of the 2002 fiscal year, net sales increased 18% to $419.3 million from $354.5 million a year ago. Operating income increased to $76.4 million in the third quarter of 2002 from $70.9 million in the third quarter of 2001. Earnings per diluted share were $.48 in the third quarter of 2002, an increase of 12% over the third quarter of 2001. Year-to-date earnings per diluted share were $1.01 in 2002 compared to $.87 in 2001.

The following data represents the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold, Occupancy and Buying Costs	60.2	59.5	61.1	61.1

GROSS INCOME	39.8	40.5	38.9	38.9
General, Administrative and Store Operating Expenses	21.5	20.5	23.6	23.0

OPERATING INCOME	18.2	20.0	15.4	15.9
Interest Income, Net	(0.2)	(0.3)	(0.2)	(0.4)

INCOME BEFORE INCOME TAXES	18.4	20.3	15.6	16.3
Provision for Income Taxes	7.1	7.9	6.0	6.4

NET INCOME	11.4%	12.4%	9.6%	10.0%

Financial Summary

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended November 2, 2002 to the comparable fiscal 2001 periods:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	Change	November 2, 2002	November 3, 2001	Change
Comparable store sales	(5)%	(15)%		(5)%	(8)%
Retail sales increase attributable to new and remodeled stores, magazine, catalogue and web sites	23%	12%		23%	21%
Retail sales per average gross square foot	$100	$104	(4)%	$260	$274	(5)%
Retail sales per average store (thousands)	$735	$797	(8)%	$1,928	$2,134	(10)%
Average store size at end of quarter (gross square feet)	7,339	7,594	(3)%
Gross square feet at end of quarter (thousands)	4,110	3,448	19%
Number of Stores and Gross Square Feet by Division:
Abercrombie & Fitch:
Stores at beginning of period	316	281		309	265
Opened	10	18		20	35
Closed	—	—		(3)	(1)

Stores at end of period	326	299		326	299

Gross square feet (thousands)	2,920	2,718

abercrombie:
Stores at beginning of period	157	112		148	84
Opened	1	21		10	49
Closed	—	—		—	—

Stores at end of period	158	133		158	133

Gross square feet (thousands)	705	593

Hollister Co.:
Stores at beginning of period	60	12		34	5
Opened	16	10		43	17
Closed	—	—		(1)	—

Stores at end of period	76	22		76	22

Gross square feet (thousands)	485	137

Net Sales

Net sales for the third quarter of fiscal 2002 were $419.3 million, an increase of 18% over last year’s third quarter sales of $354.5 million. Comparable store sales decreased 5% for the quarter. By region, comparable store sales were strongest in the Northeast and West and weakest in the Midwest.

Comparable store sales were down in the low single digits in the women’s business for the quarter, and continue to be much stronger than mens. In womens, woven shirts, knit tops, outerwear, pants, jeans and underwear were the strongest performing categories. In mens, polos, denim and accessories were the best performing categories.

Comparable store sales for the kid’s business, abercrombie, declined in the low single digits for the quarter. The girl’s business was stronger than boys and achieved a positive comparable store sales increase for the quarter. Sweats, outerwear, pants, accessories and jeans were the best performing girls categories while denim and knit tops were the best categories in boys.

Hollister Co. continues to demonstrate strong customer acceptance. Sales per square foot in the Hollister stores were 93% of the Abercrombie & Fitch stores in the same malls for the third quarter. The Hollister girl’s business continues to be more significant than guys, representing approximately 65% of the overall business.

The e-commerce businesses continued to become a larger part of the business as internet sales, in both the kid’s and adult businesses, grew by over 50% when the third quarter is compared to last year. The Company’s Catalogue, the A&F Quarterly (a catalogue/magazine), and the Company’s web sites accounted for 4.2% of net sales in the third quarter of 2002 as compared to 3.4% for the same period last year.

Year-to-date net sales increased 18% to $1.061 billion from $898.3 million last year. This sales increase was attributed to the net addition of 106 stores offset by a 5% comparable store sales decrease. By region, comparable store sales were strongest in the Northeast and weakest in the Midwest.

The women’s business had a comparable store sales decline in the low single digits with knit tops, woven shirts, skirts and denim driving the business. Comparable store sales decreased in the high single digits in the men’s business. Stronger performing categories in the men’s business were knit tops, shorts, denim and accessories. Overall, the women’s business was 59% of the total adult business.

The abercrombie comparable store sales decrease was in the mid single digits, as the girl’s business was much stronger than boys. The girl’s business achieved positive comparable store sales for the year-to-date period. Denim, knit tops and skirts were the better performing categories in girls, while denim was the strongest performer in boys.

Hollister Co. demonstrated strong customer acceptance as sales per square foot in Hollister stores were over 85% of the Abercrombie & Fitch stores in the same malls for the year-to-date period.

Net sales from the adult and kid’s e-commerce businesses grew by over 50% during the year-to-date period when compared to last year. The Company’s Catalogue, the A&F Quarterly, and the Company’s web sites represented 4.5% of 2002 net sales as compared to 4.0% last year.

Gross Income

The gross income rate (gross income divided by net sales) for the quarter was 39.8%, down from last year’s rate of 40.5%. The decrease in margin rate resulted largely from an increase in buying and occupancy costs as well as higher markdowns, as a percentage of sales. The increase in buying and occupancy costs reflects the inability to leverage fixed costs such as rent, depreciation and other fixed charges with a comparable store sales decrease. The third quarter markdown rate was higher than last year due to the desire to end the quarter with as minimal as possible back-to-school inventory. As a result, the Company was more aggressive in markdowns of remaining back-to-school merchandise. Also impacting the markdown rate, somewhat, was the continuing use of promotional strategies. In light of the current economic environment, the Company will continue evaluating promotional strategies.

Largely offsetting the increases in occupancy costs and markdown rates was a significant improvement in initial markup (IMU). Continued progress in sourcing of merchandise has been an important factor in improving IMU in all three businesses. Third quarter 2002 inventories were up 4% per gross square foot as compared to last year at cost. The end-of-quarter inventory number was reduced slightly by the West Coast lock out. When the West Coast lock out began, deliveries of important items were switched to air whenever possible. At this point, the Company estimates that incremental air freight costs will negatively affect fourth quarter gross income by $2.0 to $3.0 million.

The 2002 year-to-date gross income rate of 38.9% was flat in relation to the comparable period in 2001. Significant improvement in IMU, as a result of the aforementioned gains made in sourcing merchandise, were offset by higher buying and occupancy costs and an increased markdown rate. Buying and occupancy costs increased, as a percentage of net sales, due to the inability to leverage fixed expenses over retail sales per average store that were lower than last year. The markdown rate increased due to promotional strategies and the desire to end the last two quarters with less carryover inventory than last year.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 21.5% and 20.5% in the third quarter of 2002 and 2001, respectively. The increase in rate versus last year resulted primarily from an increase in store expenses, reflecting the difficulty in leveraging these expenses with negative comparable store sales. Additionally, management reviewed its store supplies capitalization policy and determined certain miscellaneous store supplies should be expensed where previously they had been capitalized. These increases were partially offset by reductions in store payroll hours per average store, holding part-time hourly wage rates flat, and improvements in distribution and fulfillment costs. During the third quarter, productivity in the distribution center, as measured in units processed per labor hour, was 41% higher than last year. For the quarter, 25% more units were processed than last year with fewer labor hours. Smaller productivity improvement is expected for the remainder of the year as the Company begins to anniversary productivity improvement achieved through the use of a new warehouse management system. In the Direct business, fulfillment costs per order have been reduced approximately 30% since being brought in-house in mid-April of 2002.

The general, administrative and store operating expense rate was 23.6% and 23.0% for the year-to-date periods in 2002 and 2001, respectively. The increase resulted primarily from the inability to leverage store expenses with negative comparable store sales and to a lesser extent increased marketing costs incurred as part of the Company’s direct mail promotional strategies. Improvements in distribution center productivity and reduced fulfillment costs helped to partially offset the increases.

Operating Income

The third quarter and year-to-date operating income rates (operating income divided by net sales) were 18.2% and 15.4% in 2002, down from 20.0% and 15.9% for the comparable periods in 2001. The decrease in operating income rate in the third quarter was a result of both a lower gross income rate and a higher general, administrative and store operating expense rate. The decrease in operating income rate year-to-date was due to a higher general, administrative and store operating expense rate.

Interest Income and Income Taxes

Third quarter and year-to-date net interest income were $0.9 and $2.5 million in 2002 as compared with net interest income of $1.0 and $3.8 million for the third quarter and year-to-date periods last year. The decrease in net interest income was primarily due to a decline in interest rates. Additionally, in the third quarter and year-to-date periods of 2002, cash was primarily invested in tax-free securities bearing a lower interest rate versus last year’s commercial paper investments. The tax-free investments lowered the effective tax rate to 38.3% for both the third quarter and year-to-date periods of 2002 versus 39.0% for last year’s comparable periods.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (thousands):

	November 2, 2002	February 2, 2002
Working capital	$265,207	$241,616

Capitalization:
Shareholders’ equity	$655,151	$595,434

Net cash provided by operating activities totaled $126.4 million for the thirty-nine weeks ended November 2, 2002 versus $85.0 million in the comparable period of 2001. Cash was primarily provided by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from increases in accounts payable, accrued expenses and deferred income taxes. Accounts payable increased as a result of an overall increase in inventories supporting the continued growth of the business as well as later deliveries, due to the West Coast lock out.

Accrued expenses also increased consistent with the increase in store openings, specifically salaries, store expenses and taxes other than income. Deferred income taxes increased in the current year primarily as a result of increasing differences between the tax and book depreciation methods due to the accelerated growth of store openings in the past few years and “bonus” accelerated depreciation allowed under the Job Creation and Worker Assistance Act of 2002.

Uses of cash consisted mostly of increases in inventories, which were up 4% per gross square foot versus last year’s third quarter. The Company intends for inventory levels to be up over 20% per gross square foot versus last year by the end of the fourth quarter to help compensate for abnormally low levels at the end of 2001. Additional uses of cash were directly related to store growth and primarily consisted of increases in capitalized store supplies and prepaid rent related to stores (classified in other current assets).

The Company’s operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the “Capital Expenditures” section below) related primarily to new stores. Cash inflows from investing activities consisted of maturities of marketable securities.

Financing activities during 2002 consisted primarily of the repurchase of 1,850,000 shares of the Company’s Class A Common Stock pursuant to a previously authorized stock repurchase program. This repurchase completed the program of repurchasing 6,000,000 shares. At its August 2002 Board meeting, the Board of Directors authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A Common Stock. As of November 2, 2002, the total number of shares authorized for repurchase was 5,000,000. In addition to stock repurchases, financing activities also consisted of stock option exercises and restricted stock issuances.

During the first nine months of 2002, the Company had available a $150 million syndicated unsecured credit agreement. No amounts were outstanding as of November 2, 2002. The Company also had a $75 million facility for trade letters of credit. The trade letters of credit are issued to numerous overseas suppliers and serve as guarantees to the suppliers. As of November 2, 2002, $49.9 million was outstanding under this trade letter of credit facility.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement, which replaced both the then existing credit agreement and the trade letter of credit facility. Letters of credit covering an aggregate amount of approximately $44.2 million were transferred to the new credit agreement as of November 14, 2002. No amounts were outstanding under the old credit agreement to be transferred. Additional details regarding the new credit agreement can be found in the Notes to Condensed Consolidated Financial Statements (Note 10).

Capital Expenditures

Capital expenditures, net of construction allowances and accrued construction in progress, totaled $78.2 million and $114.4 million for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. Additionally, the noncash accrual for construction in progress increased $5.0 million in 2002 and $17.9 million in 2001. Capital expenditures related to new stores, including the noncash accrual for construction in progress, accounted for approximately $79 million during the first thirty-nine weeks of 2002. The balance of capital expenditures related primarily to improvements in the in-store information technology structure and the distribution center.

The Company anticipates spending $105 to $115 million in 2002 for capital expenditures, of which $75 to $85 million will be for new stores. The balance of capital expenditures primarily relates to improving the in-store information technology structure and improvements in and expansion of the distribution center. The Company intends to add approximately 690,000 gross square feet for new stores in 2002, which will represent a 19% increase over year-end 2001. It is anticipated the increase will result from the addition of approximately 34 new “Abercrombie & Fitch” stores, 18 new “abercrombie” stores and 60 new “Hollister Co.” stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2002 will approximate $600,000 per store, after giving effect to landlord allowances. In addition, inventory is expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores to be opened in 2002 will approximate $500,000 per store, after giving effect to landlord allowances. In addition, inventory is expected to average approximately $125,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores to be opened in 2002 will approximate $725,000 per store, after giving effect to landlord allowances. However, the Company continues developing Hollister Co. and, as a result, current average costs for leasehold improvements and furniture and fixtures are not representative of future costs. In addition, inventory is expected to average approximately $200,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has available (effective November 14, 2002) the $250 million credit agreement to support operations.

Critical Accounting Policies and Estimates

The Company’s significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (Note 2). Additionally, the Company believes that the following policies are critical to the portrayal of the Company’s financial condition and results of operations for interim periods.

Inventory Valuation – Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Income Taxes – At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” will be effective for fiscal years beginning after June 15, 2002 (February 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” will be effective for fiscal years beginning after May 15, 2002 (February 2, 2003 for the Company). The standard rescinds Financial Accounting Standards Board (“FASB”) Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The provisions of this standard related to the rescission of SFAS No. 4, will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of fiscal year 2003. The remaining provisions of this statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns and consumer preferences; the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war; the impact of competition and pricing; changes in weather patterns; political stability; currency and exchange risks and changes in existing or potential duties, tariffs or quotas; availability of suitable store locations at appropriate terms; ability to develop new merchandise; and ability to hire, train and retain associates.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F’s financial instruments as of November 2, 2002 has not significantly changed since February 2, 2002. A&F’s market risk profile as of February 2, 2002 is disclosed in Item 7A of A&F’s Annual Report on Form 10-K for the year then ended.

Item 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to the Rule 13a-15 under the Securities Exchange Act of 1934 referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in lawsuits arising in the ordinary course of business.

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which had sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which added A&F and others as defendants, but did not otherwise substantively alter either the claims alleged or the relief sought by the plaintiffs. A&F joined with other retailer defendants in moving to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The defendants’ motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of settlement as to certain other retailer defendants was also heard the same date. A motion to dismiss the second amended complaint was heard on March 19, 2002. On May 10, 2002, the Court granted in part and denied in part the motion to dismiss the second amended complaint as to the remaining RICO claim and granted the motion to dismiss the second amended complaint as to the Common Law Peonage claim, the Anti-Peonage statutory claim, and the Alien Tort Claims Act claim. Plaintiffs were given leave to file a third amended complaint. The motions for class certification and preliminary approval of settlement as to certain other retailer defendants were also granted. A third amended complaint was filed on July 25, 2002. This case was recently submitted to the Court for approval of a settlement which includes A&F. The settlement does not involve any admission of wrong doing and involves no payment by A&F. Conditional approval was granted on October 31, 2002 and the fairness hearing is set for March 20, 2003.

A&F is aware of 20 actions that have been filed against A&F and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F’s Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F’s securities, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. A&F and other defendants filed motions to dismiss the Amended Complaint on February 14, 2001.

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

3.    Certificate of Incorporation and Bylaws.

3.1
Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

3.2
Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

3.3
Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

4.    Instruments Defining the Rights of Security Holders.

4.1
Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., as Borrower, A&F, as Guarantor, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, and Chase Securities, Inc., as Arranger, incorporated by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated May 7, 1998. (File No. 1-12107)

4.2
First Amendment and Waiver, dated as of July 30, 1999, to the Credit Agreement, dated as of April 30, 1998, among Abercrombie & Fitch Stores, Inc., A&F, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, incorporated by reference to Exhibit 4.3 to A&F’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

4.3
Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

4.4
Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

4.5
Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

4.6
Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. (File No. 1-12107)

4.7
Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management, Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, National City Bank, as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

4.8
Guarantee Agreement, dated as of November 14, 2002, among A&F, each direct and indirect subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as administrative agent, incorporated by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

10.    Material Contracts.

10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002. (File No. 1-12107)

10.2
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

10.3
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through November 1, 2001 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001. (File No. 1-12107)

10.4	Abercrombie & Fitch Co. 2002 Stock Option Plan for Associates, incorporated by reference to Exhibit 10.4 to A&F’s Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

10.5
Employment Agreement by and between A&F and Michael S. Jeffries dated as of May 13, 1997 with exhibits and amendment, incorporated by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997. (File No. 1-12107)

10.6
Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated by reference to Exhibit 10.10 to A&F’s Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

10.7	Abercrombie & Fitch, Inc. Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.14 to A&F’s Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

10.8
Replacement Promissory Note, dated January 1, 2002, issued by Michael S. Jeffries to A&F, incorporated by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

99.	Additional Exhibits

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

A&F filed a Current Report on Form 8-K dated September 13, 2002 reporting under “Item 9. Regulation FD Disclosure” that each of the Principal Executive Officer and the Principal Financial Officer had submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO. (Registrant)

By:	/s/ Wesley S. McDonald
Wesley S. McDonald Vice President – Chief Financial Officer*

Date: December 16, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and Ihave disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002	/s/ Michael S. Jeffries
Printed Name: Michael S. Jeffries
Title: Chairman and Chief Executive Officer

CERTIFICATIONS

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002	/s/ Wesley S. McDonald
Printed Name: Wesley S. McDonald
Title: Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002