Form 10-K
period 2003-02-01
ABERCROMBIE & FITCH CO /DE/
filed 2003-04-17
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   -----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to __________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                31-1469076
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


6301 Fitch Path, New Albany, Ohio                          43054
----------------------------------------            ---------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (614) 283-6500
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                 Name of each exchange on which registered
         -------------------                                 -----------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

Aggregate market value of the registrant's Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant as of August 3, 2002: $2,011,542,267.
                                 ---------------

Number of shares outstanding of the registrant's common stock as of March 27, 2003: 97,773,670 shares of Class A Common Stock.
      ----------

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL.

Abercrombie & Fitch Co., a Delaware corporation ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie and Hollister Co. brands. As of February 1, 2003, the Company operated 597 stores in the United States.

A&F's Internet Web site is www.abercrombie.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate A&F's Web site into this Annual Report on Form 10-K). Since November 15, 2002, A&F has made available free of charge, on its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

DESCRIPTION OF OPERATIONS.

General.

The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear. Famous for outfitting the safaris of Teddy Roosevelt and Ernest Hemingway and the expeditions of Admiral Byrd to the North and South Poles, Abercrombie & Fitch goods were renowned for their durability and dependability - and Abercrombie & Fitch placed a premium on complete customer satisfaction with each item sold. In 1992, a new management team began repositioning Abercrombie & Fitch as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22-year-old college students. In reestablishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

In 1997, the Company introduced the A&F Quarterly (a catalogue/magazine), which is a lifestyle magazine focused on the college experience, and subsequently added a catalogue format. The Company launched a web-based store featuring lifestyle pieces, such as AFTV, located at its Internet Web site, www.abercrombie.com, in 1998. Products comparable to those carried at Abercrombie & Fitch stores can be purchased through the Quarterly, the catalogue, and on its Web site.

The Company launched abercrombie, which targets 7 to 14-year-old boys and girls, in 1998. These stores offer fashion-oriented casual apparel in the tradition of Abercrombie & Fitch style and quality. A lifestyle web-based store located at www.abercrombiekids.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form 10-K) was introduced in 2000, where products comparable to those carried at abercrombie can be purchased on-line.

The Hollister Co. brand was launched in 2000. Hollister Co. is a West Coast oriented lifestyle brand targeted at 14 to 17-year-old high school guys and girls, at lower price points than Abercrombie & Fitch. Hollister Co. has established a lifestyle Internet Web site at www.hollisterco.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form

10-K) but, as yet, no merchandise is available through the Web site. Merchandise is planned to be available by July 2003.

At the end of fiscal year 2002, the Company operated 597 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:



   Fiscal        Beginning
    Year          of Year       Opened      Closed      End of Year
    ----          -------       ------      ------      -----------
    1998            156            41         (1)           196
    1999            196            54          -            250
    2000            250           104          -            354
    2001            354           138         (1)           491
    2002            491           112         (6)           597

Financial Information about Segments.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company determined its operating segments on the same basis that is used internally to evaluate performance and allocate resources. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie and Hollister Co., have been aggregated and are reported as one reportable segment. The Company aggregates the operating segments because they meet the aggregation criteria set forth in SFAS No. 131. Operating segments may be aggregated if they are similar in each of the following areas: economic characteristics, nature of products, nature of production processes, distribution method and nature of regulatory environment.

Further information on the reportable segment and operating segments of the Company may be found in ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Suppliers.

During fiscal year 2002, the Company purchased merchandise from approximately 186 suppliers and factories located throughout the world. In fiscal year 2002, the Company sourced approximately 9% of its apparel through Koos Manufacturing, 8% through Direct Source Industries and 6% through Wooliston Garment, Inc. In addition to purchases from Koos Manufacturing, Direct Source Industries and Wooliston Garment, Inc., the Company purchased merchandise directly in foreign markets with other vendors. Additional merchandise was purchased in the domestic market, some of which is manufactured overseas. Excluding purchases from Koos Manufacturing, Direct Source Industries and Wooliston Garment, Inc., no more than 5% of the merchandise purchased by the Company originated from any single manufacturer. The Company pursues a global sourcing strategy that includes relationships with vendors in over 40 countries. Any event causing a sudden disruption in these sourcing operations, either political or financial, could have an adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

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

Seasonal Business.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas selling periods. During fiscal year 2002, the highest inventory level approximated $221.5 million at the November 2002 month-end and the lowest inventory level approximated $132.2 million at the February 2002 month-end.

Store Operations and Expansion.

The Company's stores and point-of-sale marketing are designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that is consistent with the Abercrombie & Fitch, abercrombie or Hollister lifestyle.

The Company's sales associates, or brand representatives, are a central element in creating the entertaining, yet comfortable, atmosphere of the stores. In addition to providing a high level of customer service, the brand representatives reflect the casual, energetic attitude of the brand and culture.

The Company maintains a uniform appearance throughout its store base, for each concept, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that dictate fixture and merchandise placement to ensure uniform execution of the merchandising strategy at the store level. Standardization, by concept, of store design and merchandise presentation also creates a cost savings in store furnishings, maximizes usage and productivity of selling space and allows the Company to efficiently open new stores.

Trademarks.

The Abercrombie & Fitch, abercrombie and Hollister Co. trademarks, and certain other trademarks, either have been registered or are the subject of pending trademark applications with the United States Patent and Trademark Office and with registries of many foreign countries. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

Other Information.

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

COMPETITION.

The sale of apparel and personal care products through retail stores, catalogues and e-commerce is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, store location, selection and quality are the principal competitive factors in retail store sales and on-line sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On March 28, 2003, the Company employed approximately 22,000 associates (none of whom were party to a collective bargaining agreement), approximately 18,700 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

The Company believes its relationship with associates is good.

ITEM 2.       PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in New Albany, Ohio and owned by the Company.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2003 and 2015.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by the tenant.

As of February 1, 2003, the Company's 597 stores were located in 48 states and the District of Columbia as follows:

Alabama - 13                    Hawaii - 1               Massachusetts - 18       New Mexico - 2           South Dakota - 1
Arizona - 11                    Idaho - 1                Michigan - 24            New York - 33            Tennessee - 15
Arkansas - 4                    Illinois - 33            Minnesota - 11           North Carolina - 20      Texas - 43
California - 53                 Indiana - 19             Mississippi - 5          North Dakota - 1         Utah - 4
Colorado - 11                   Iowa - 3                 Missouri - 15            Ohio - 30                Vermont - 2
Connecticut - 11                Kansas - 7               Montana - 2              Oklahoma - 8             Virginia - 15
Delaware - 1                    Kentucky - 10            Nebraska - 4             Oregon - 4               Washington - 15
District of Columbia - 2        Louisiana - 11           Nevada - 4               Pennsylvania - 27        West Virginia - 1
Florida - 26                    Maine - 3                New Hampshire - 4        Rhode Island - 3         Wisconsin - 13
Georgia - 22                    Maryland - 7             New Jersey - 18          South Carolina - 6

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business.

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which added A&F and others as defendants, but did not otherwise substantively alter either the claims alleged or the relief sought by the plaintiffs. A&F joined with other retailer defendants in moving to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the District of the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The defendants' motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of settlement as to certain other retailer defendants was also heard the same date. A motion to dismiss the second amended complaint was heard on March 19, 2002. On May 10, 2002, the Court granted in part and denied in part the motion to dismiss the second amended complaint as to the remaining RICO claim and granted the motion to dismiss the second amended complaint as to the Common Law Peonage claim, the Anti-Peonage statutory claim, and the Alien Tort Claims Act claim. Plaintiffs were given leave to file a third amended complaint. The motions for class certification and preliminary approval of settlement as to certain other retailer defendants were also granted. A third amended complaint was filed on July 25, 2002. This case was recently submitted to the Court for approval of a settlement that includes A&F. The settlement does not involve any admission of wrongdoing and involves no payment by A&F. Conditional approval was granted on October 31,

2002 and the fairness hearing was on March 22, 2003. There has been no ruling on the fairness hearing as of the date of this Annual Report on Form 10-K.

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

A&F is aware of three actions that have been filed where a purported class of employees and former employees of the Company allege that the Company required its associates to wear a "uniform" which in two of the three actions is allegedly in violation of California law. These two complaints were served on February 4, 2003 and February 10, 2003 in the Superior Courts of San Francisco County and Los Angeles County, respectively. In the third action, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the "uniform," which when purchased, allegedly drove associates' wages below the federal minimum wage. In each claim, the plaintiff, on behalf of his or her class, seeks injunctive relief and economic, liquidated damages in an unspecified amount.

A&F believes that the actions against it are without merit and intends to defend vigorously against them. However, A&F does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

In addition, the United States Securities and Exchange Commission (the "SEC") initiated a formal investigation regarding trading in the securities of A&F and the disclosure of sales forecasts in October 1999, and the Ohio Division of Securities requested information from A&F regarding these same matters. A&F was notified on April 3, 2003 that the SEC investigation has been terminated and no enforcement action has been recommended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 27, 2003.

Michael S. Jeffries, 58, has been Chairman and Chief Executive Officer of A&F since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer of A&F. Mr. Jeffries has also been a director of A&F since 1996.

Seth R. Johnson, 49, has been Executive Vice President-Chief Operating Officer of A&F since February 2000. Prior thereto, Mr. Johnson had been Vice President-Chief Financial Officer of A&F since 1992. Mr. Johnson has been a director of A&F since 1998.

Diane Chang, 47, has been Senior Vice President-Sourcing of A&F since February 2000. Prior thereto, she held the position of Vice President-Sourcing of A&F from May 1998 to February 2000 and for six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President-Manufacturing at J. Crew, Inc, a clothing retailer.

Leslee K. O'Neill, 42, has been Senior Vice President-Planning & Allocation of A&F since February 2000. Prior thereto, Ms. O'Neill held the position of Vice President-Planning & Allocation of A&F from February 1994 to February 2000.

Wesley S. McDonald, 40, has been Vice President-Chief Financial Officer of A&F since June 2000. Prior thereto, Mr. McDonald held a variety of positions in finance and distribution at Target Corporation, a general merchandise retailer, from 1988 to May 2000. His last position at Target Corporation was Director-Information Systems Finance and Administration.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Messrs. Jeffries and Johnson, pursuant to employment agreements.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A&F's Class A Common Stock is traded on the New York Stock Exchange under the symbol "ANF." The following is a summary of the high and low sales prices of A&F's Class A Common Stock as reported on the New York Stock Exchange for the 2002 and 2001 fiscal years:

                                                  Sales Price
                                  --------------------------------------------

                                         High                     Low
                                  --------------------    --------------------

2002 Fiscal Year
------------------------------
4th Quarter                              $27.84                  $17.76
3rd Quarter                              $25.18                  $15.92
2nd Quarter                              $33.00                  $20.51
1st Quarter                              $33.30                  $23.04

2001 Fiscal Year
------------------------------
4th Quarter                              $30.40                  $18.06
3rd Quarter                              $38.50                  $16.21
2nd Quarter                              $47.50                  $33.10
1st Quarter                              $37.90                  $26.28

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

On March 27, 2003, there were approximately 5,000 shareholders of record. However, when including active associates who participate in A&F's stock purchase plan, associates who own shares through A&F-sponsored retirement plans and others holding shares in broker accounts under street name, A&F estimates the shareholder base at approximately 55,000.

ITEM 6.  SELECTED FINANCIAL DATA.

                               ABERCROMBIE & FITCH

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)


FISCAL YEAR                                    2002           2001          2000*          1999           1998
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                                     $1,595,757     $1,364,853    $1,237,604     $1,030,858       $805,180
--------------------------------------------------------------------------------------------------------------------
Gross Income                                    $656,049       $558,034      $509,375       $450,383       $331,354
--------------------------------------------------------------------------------------------------------------------
Operating Income                                $312,617       $271,458      $253,652       $242,064       $166,958
--------------------------------------------------------------------------------------------------------------------
Operating Income as a
   Percentage of Net Sales                         19.6%          19.9%         20.5%          23.5%          20.7%
--------------------------------------------------------------------------------------------------------------------
Net Income                                      $194,935       $168,672      $158,133       $149,604       $102,062
--------------------------------------------------------------------------------------------------------------------
Net Income as a
   Percentage of Net Sales                         12.2%          12.4%         12.8%          14.5%          12.7%
--------------------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (1)
Net Income Per Basic Share                         $1.99          $1.70         $1.58          $1.45           $.99
--------------------------------------------------------------------------------------------------------------------
Net Income Per Diluted Share                       $1.94          $1.65         $1.55          $1.39           $.96
--------------------------------------------------------------------------------------------------------------------
Weighted Average Diluted Shares
   Outstanding                                   100,631        102,524       102,156        107,641        106,202
--------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                                    $994,822       $770,546      $589,577       $458,166       $319,161
--------------------------------------------------------------------------------------------------------------------
Return on Average Assets                             22%            25%           30%            38%            41%
--------------------------------------------------------------------------------------------------------------------
Capital Expenditures                             $92,976       $126,515      $153,481        $73,377        $37,483
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                         -              -             -              -              -
--------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                            $749,527       $595,434      $422,700       $311,094       $186,105
--------------------------------------------------------------------------------------------------------------------
Return on Average Shareholders' Equity               29%            33%           43%            60%            83%
--------------------------------------------------------------------------------------------------------------------
Comparable Store Sales Increase
(Decrease)                                          (5%)           (9%)          (7%)            10%            35%
--------------------------------------------------------------------------------------------------------------------
Retail Sales Per Average Gross Square
   Foot                                             $379           $401          $474           $505           $476
--------------------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                          597            491           354            250            196
--------------------------------------------------------------------------------------------------------------------
Gross Square Feet                              4,358,000      3,673,000     2,849,000      2,174,000      1,791,000
--------------------------------------------------------------------------------------------------------------------
Number of Associates                              22,000         16,700        13,900         11,300          9,500
--------------------------------------------------------------------------------------------------------------------

*Fifty-three week fiscal year.

(1) Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the fourth quarter of the 2002 fiscal year were $534.5 million, an increase of 15% from $466.6 million for the fourth quarter of 2001. Operating income for the fourth quarter of 2002 was $149.6 million compared to $128.6 million in 2001. A&F recorded its 42nd consecutive comparable quarter of record earnings as net income increased to $92.8 million in the fourth quarter of 2002 as compared to $79.2 million in 2001. Earnings per diluted share for the fourth quarter of 2002 were $.93, up 19% from $.78 in 2001.

Net sales for the 2002 fiscal year reached $1.6 billion, an increase of 17% over fiscal 2001 net sales of $1.4 billion. Operating income for the 2002 fiscal year increased 15% to $312.6 million from $271.5 million in fiscal 2001. Net income per diluted share was $1.94 for the 2002 fiscal year compared to $1.65 in 2001, an increase of 18%.

The following data represent the Company's consolidated statements of income for the last 3 fiscal years expressed as a percentage of net sales:


                                                      2002               2001                2000
                                                      ----               ----                ----

NET SALES                                            100.0%             100.0%              100.0%
Cost of Goods Sold, Occupancy and Buying
    Costs                                             58.9               59.1                58.8
                                                     -----              -----               -----

GROSS INCOME                                          41.1               40.9                41.2
General, Administrative and Store Operating
    Expenses                                          21.5               21.0                20.7
                                                     -----              -----               -----

OPERATING INCOME                                      19.6               19.9                20.5
Interest Income, Net                                  (0.2)              (0.4)               (0.6)
                                                     -----              -----               -----

INCOME BEFORE INCOME TAXES                            19.8               20.3                21.1
Provision for Income Taxes                             7.6                7.9                 8.3
                                                     -----              -----               -----

NET INCOME                                            12.2               12.4                12.8
                                                     =====              =====               =====


FINANCIAL SUMMARY


The following summarized financial data compares the 2002 fiscal year to the comparable periods for 2001 and 2000:

                                                                                            % Change
                                                                                  -----------------------------
                                          2002           2001           2000        2001-2002      2000-2001
                                      -------------  -------------  -----------  --------------  --------------
Net sales (millions)                    $1,595.8       $1,364.9       $1,237.6           17%             10%
Decrease in comparable
  store sales                                 (5%)           (9%)           (7%)
Retail sales increase attributable
  to new and remodeled stores,
  magazine, catalogue and Web sites           22%            19%            27%
Retail sales per average gross
  square foot                               $379           $401           $474           (5%)           (15%)
Retail sales per average store
  (thousands)                             $2,797         $3,095         $3,944          (10%)           (22%)
Average store size at year-end
  (gross square feet)                      7,300          7,480          8,047           (2%)            (7%)
Gross square feet at year-end
  (thousands)                              4,358          3,673          2,849           19%             29%

Number of stores and gross square feet by concept:

Abercrombie & Fitch:
   Stores at beginning of period             309            265            215
         Opened                               33             45             50
         Closed                               (2)            (1)             -
                                     ------------    -----------     ----------
   Stores at end of period                   340            309            265
                                     ============    ===========     ==========

   Gross square feet (thousands)           3,036          2,798          2,443
                                     ============    ===========     ==========

abercrombie:
   Stores at beginning of period             148             84             35
         Opened                               19             64             49
         Closed                               (3)             -              -
                                     ------------    -----------     ----------
   Stores at end of period                   164            148             84
                                     ============    ===========     ==========

   Gross square feet (thousands)             727            662            375
                                     ============    ===========     ==========

Hollister Co.:
   Stores at beginning of period              34              5              -
         Opened                               60             29              5
         Closed                               (1)             -              -
                                     ------------    -----------     ----------
   Stores at end of period                    93             34              5
                                     ============    ===========     ==========

   Gross square feet (thousands)             595            213             31
                                     ============    ===========     ==========

NET SALES

Fourth Quarter 2002

Net sales for the fourth quarter of fiscal 2002 were $534.5 million, up 15% over 2001's fourth quarter net sales of $466.6 million. Comparable store sales decreased 4% for the quarter.

By merchandise concept, comparable store sales ("comps"), defined as sales in stores that have been open for at least one year, for the quarter were as follows: Abercrombie & Fitch's comps declined in the mid-single digits, with womens posting a positive comp and mens a negative comp. Comps for the kids' business, abercrombie, were similar to the adult business with girls posting a positive comp increase during the quarter and boys a negative comp. Comps in Hollister were positive in double digits.

By regions, comps were strongest in the West and weakest in the Midwest.

Given continued uncertainty in the economy, the Company entered the fourth quarter of fiscal 2002 with an approach designed to protect both the bottom line and the aspirational quality of the brands. The Company continued to strategically use direct mail and bounce-back promotions, but, overall, a much less aggressive approach to promotions was undertaken compared to 2001.

The pre-Christmas selling environment was very challenging and, as expected, comp store sales were negative for the fourth quarter prior to Christmas. Comps improved significantly after Christmas, resulting in a flat comp for December 2002. January 2003 comps were positive 3%, which reflected strong sales of winter clearance, and positive results from the initial spring assortment.

From a merchandising standpoint, womens continued to outperform mens. Key classifications in womens during the quarter included woven shirts, knit tops, outerwear, pants, sweats and underwear. Mens continued to be difficult and there remained no solid trend industry-wide. However, knit tops and woven shirts performed well during the quarter.

As for the kids' business, knit tops, sweats, woven tops, pants and outerwear performed very well in girls. In boys, denim and sweats performed best. As in the adult business, boys continued to be difficult.

In Hollister, girls continued to be more significant than guys, representing approximately 65% of the overall business. For the quarter, the best performing girls classifications were woven shirts, knit tops, sweats, skirts and denim. In guys, denim, knit tops, graphic t-shirts, sweatshirts and accessories performed best.

Sales in the e-commerce business grew by over 25% during the fourth quarter of fiscal 2002 as compared to 2001. The Company remains on track to add a Hollister e-commerce business for back-to-school 2003. The direct business (which includes the Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites) accounted for 5.0% of net sales in the fourth quarter of 2002 as compared to 4.5% in 2001.

Fourth Quarter 2001

Fourth quarter 2001 net sales increased 6% to $466.6 million from $439.4 million in 2000. The increase was due to the addition of new stores offset by a 9% decline in comps as compared with the previous year's 13-week period ended February 3, 2001. The fourth quarter of 2001 was highly promotional and a number of promotional strategies, including direct mail, bouncebacks and selective price point reductions, were employed to improve the sales trend from the third quarter 2001.

By merchandise concept, Abercrombie & Fitch's comps declined in the high-single digits with women's comps roughly flat for the quarter while men's comps were negative double digits. Comps for our kids' business followed a similar trend to the adult business with girls' comps much stronger than boys' comps.

By regions, comps were strongest in the Northeast and the West Coast and weakest in the Southeast and Midwest.

From a merchandising standpoint, womens outperformed mens and generated strong comp increases in denim, graphic tees and skirts. Newer women's classifications, such as gymwear and lingerie performed well. Mens was difficult with no solid industry-wide trend. Similar to womens, men's denim consistently performed well and comps were strong through Christmas. However, men's outerwear and sweater classifications had significant decreases.

In the kids' business, strong girls' categories were denim, skirts, knits and accessories while sweaters and outerwear classifications were weak. Boys' strong classifications were knits and denim.

In the adult e-commerce business, sales grew by over 27% during the fourth quarter of 2001 compared to 2000. The Company's catalogue, the A&F Quarterly and the Company's Web sites accounted for 4.5% of net sales in the fourth quarter of 2001 as compared to 5.0% in 2000. The decrease is primarily due to the Company not producing an A&F Quarterly in the fourth quarter of 2001.

Fiscal 2002

Net sales for fiscal year 2002 reached $1.6 billion, up 17% over fiscal year 2001. The sales increase was attributable to the net addition of 106 stores offset by a 5% comparable store sales decrease. The decline in comps was primarily due to the weak performance in both the mens and boys. Men's comps decreased in low-double digits for fiscal year 2002 while boys' comps decreased in the mid-teens. For Spring 2003, the Company continues to maintain a cautious approach in mens, focusing on delivering more new items more frequently. The men's assortment for spring features a "vintage look" which is emphasized in washes, colors and marketing. As in mens, a cautious approach will be maintained in boys.

Overall, the women's and girls' businesses continued to increase in share of the total business and accounted for greater than 57% of the adult and kids' businesses, respectively, in fiscal year 2002. For the year, women's comps were negative low-single digits while girls' comps were positive mid-single digits. The Company will continue to focus on providing more frequent newness in both womens and girls in 2003. Items will flow into the stores faster and remain in stores for a shorter time period. This strategy gives the customer more new items without an increase in inventory investment.

Hollister continued to perform well. For fiscal year 2002, sales per square foot in Hollister stores were approximately 86% of the sales per square foot in Abercrombie & Fitch stores in the same malls.

The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.7% of 2002 net sales compared to 4.2% in 2001.

Fiscal 2001

Net sales for the 2001 fiscal year increased 10% to $1.36 billion from $1.24 billion in 2000. The sales increase was attributable to the net addition of 137 stores offset by a 9% comparable store sales decrease. The decline in comps was largely due to continued weakness in mens. Men's comps decreased in the high-teens for the year; however, denim, knits and gymwear performed well.

Comps were up in the mid-single digits in womens for the 2001 fiscal year. The strongest performing categories were denim, knits, skirts, gymwear and women's accessories. Overall, womens increased as a percentage of the overall business. In fiscal 2001, womens accounted for 55% of the total adult business.

In 2001, the kids' business had a mid-teen decline in comparable store sales for the year with girls performing better than boys. As in the adult business, girls outperformed boys.

For the 2001 fiscal year, sales per square foot in Hollister stores were approximately 75% of the sales per square foot in Abercrombie & Fitch stores in the same malls.

The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.2% of fiscal 2001 net sales compared to 3.8% of 2000 net sales. Operating improvements in e-commerce fulfillment helped reduce the number of backorders, increasing sales by improving in-stocks. The Company produced only three A&F Quarterly's in fiscal 2001 versus four in 2000, dampening the increase over the prior year in the direct business.

GROSS INCOME

Fourth Quarter 2002

The gross income rate (gross income divided by net sales) for the fourth quarter of fiscal year 2002 was 45.5%, up 80 basis points from last year's rate of 44.7%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by an increase in buying and occupancy costs, as a percent of sales.

Continued progress in sourcing has been an important factor in improving the IMU in all three concepts. The Company continued to make progress increasing the IMU in Hollister, where IMU improved over 700 basis points versus the fourth quarter of 2001.

Additionally, the Company's less aggressive approach to promotions during the fourth quarter of fiscal 2002 resulted in selling at higher average retail prices compared to the fourth quarter of 2001.

The increase in buying and occupancy costs, as a percent of sales, reflected the inability to leverage fixed costs such as rent, depreciation and other real estate related charges with a comp store decrease.

The Company ended the fourth quarter of 2002 with inventories up 12% per gross square foot versus the fourth quarter of 2001 at cost.

Fourth Quarter 2001

The gross income rate during the fourth quarter of 2001 was 44.7%, down from 46.2% for the same period in 2000. The decrease was primarily due to an increase in the markdown rate, attributable to the expected higher level of promotional business. The planned promotional strategies for the quarter resulted in selling at lower average retail prices. For the quarter, average unit retail prices decreased in the low-double digits.

Additionally, buying and occupancy costs, expressed as a percentage of net sales, increased as a result of the inability to leverage fixed expenses with lower sales volume per average store. These decreases were partially offset by higher IMU and tight control of inventory. The increase in IMU was a result of continued improvement in the sourcing of merchandise, particularly in womens.

The tight control of inventory resulted in inventories being down 30% per gross square foot at year-end 2001 as compared with year-end 2000. These low levels of inventory provided downside profit protection as season-end merchandise was significantly lower on a per square foot basis in the fourth quarter of 2001 as compared to the same period in 2000.

Fiscal 2002

For fiscal 2002, the gross income rate was 41.1% versus 40.9% in 2001. The increase was driven by improvements in IMU that were almost fully offset by increased buying and occupancy costs, as a percentage of sales.

Tight control of inventory also protected gross income as the Company chased inventory through most of the first half of 2002.

Fiscal 2001

For the 2001 fiscal year, the gross income rate decreased to 40.9% from 41.2% in 2000. The decrease was primarily attributable to higher buying and occupancy costs. Buying and occupancy costs increased, as a percentage of net sales, due to the deleveraging created by the decrease in comparable store sales. The decrease was almost entirely offset by higher IMU as a result of continued improvements in sourcing merchandise that reduced costs. The other factors in protecting gross income were tight control of inventory, which resulted in disciplined markdown control, and lower inventory shrinkage as a result of the Company's continued emphasis on in-store operational controls.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

Fourth Quarter 2002

The fourth quarter 2002 general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 17.5% compared to 17.1% in the fourth quarter of 2001. The increase in rate versus 2001 resulted primarily from an increase in home office expenses, largely due to higher bonuses resulting from improved financial performance.

During the fourth quarter of 2002, store payroll hours were reduced by 9% per average Abercrombie & Fitch adult store and 3% per average kids store. Store hours are managed on a weekly basis in order to match hours with sales volume. The control of payroll hours helped mitigate the effect of negative comps on the store expense rate.

Efficiencies were also recognized in the distribution center and in the direct business. During the fourth quarter of fiscal 2002, productivity, as measured in units processed per labor hour, was 39% higher than the fourth quarter of 2001. For the quarter, more units were processed than the comparable period in 2001 with 20% fewer labor hours.

In the fourth quarter of 2002, fulfillment costs per order in the direct business were down by over 19% compared to the fourth quarter of 2001.

Fourth Quarter 2001

The fourth quarter 2001 general, administrative and store operating expense rate improved to 17.1% as compared to 17.9% in the fourth quarter of 2000. The Company continued to tightly control expenses in both the stores and the home office. These cost controls included limiting headcount additions, reducing home office travel and store payroll hours, and decreasing relocation and recruiting expenses.

Savings were also recognized in the new distribution center and in the direct business. During the fourth quarter 2001, productivity in the distribution center, as measured in units processed per labor hour, was over 50% higher than fourth quarter 2000. In the direct business, fulfillment costs per order were down by over 10%. These savings in general, administrative and store operating expenses were partially offset by marketing costs incurred as part of the promotional strategy implemented during the fourth quarter of 2001.

Fourth quarter 2000's general, administrative and store operating expenses were unfavorably affected by one-time expenses related to the move to the new distribution center and home office and the inclusion of a 14th week in the fourth quarter of 2000.

Fiscal 2002

The full year general, administrative and store operating expense rate in 2002 was 21.5% versus 21.0% in 2001. The 2002 rate increase resulted from an increase in store expenses, as a percentage of sales, due to the inability to leverage fixed costs on a comp store sales decrease, as well as higher legal and incentive compensation expenses.

Fiscal 2001

The full year general, administrative and store operating expense rate in 2001 was 21.0% versus 20.7% in 2000. The rate increase in 2001 was primarily due to the inability to leverage fixed expenses as a result of the decrease in sales volume per average store. The increase was partially offset by the Company's focus on discretionary expense controls.

OPERATING INCOME

Fourth Quarter 2002

The operating income rate (operating income divided by net sales) was 28.0% for the fourth quarter of fiscal 2002 compared to 27.6% for the same period in 2001. Less aggressive promotional activities and higher average selling prices increased the gross income rate in the current year's fourth quarter. This improvement was offset somewhat by a higher general, administrative and store operating expense rate.

Fiscal 2002

The operating income rate for the fiscal year 2002 was 19.6% versus 19.9% in fiscal year 2001. The decline was attributable to a higher general, administrative and store operating expense rate due to the inability to leverage fixed costs on a comp store decrease. The increased expense rate was partially offset by a gross income rate increase.

Fourth Quarter 2001 and Fiscal 2001

The operating income rate was 27.6% and 19.9% for the fourth quarter and fiscal year of 2001, respectively, compared to 28.2% and 20.5% for the same periods in 2000. The decline in operating income rate in these periods was primarily due to lower gross income percentages resulting from planned promotional strategies executed in the fourth quarter of 2001. Lower general, administrative and store operating expenses, expressed as a percentage of net sales, partially offset the lower gross income rate in the fourth quarter of 2001. For the year, higher general, administrative and store operating expenses, expressed as a percentage of net sales, added to the decrease in operating income rate.

INTEREST INCOME AND INCOME TAXES

Fourth quarter and year-to-date net interest income were $1.3 and $3.8 million in 2002 as compared with net interest income of $1.2 and $5.1 million for the comparable periods in 2001. The decrease in net interest income in the year-to-date period was a result of the Company's strategy at the beginning of 2002 to invest cash in tax-free securities due to the decline in short-term market interest rates. Previously, the Company primarily invested in the commercial paper market.

The tax-free investments contributed to a lower effective tax rate of 38.5% and 38.4% for the fourth quarter and year-to-date periods of 2002 as compared to 39.0% for both of 2001's comparable periods.

Net interest income was $1.2 million in the fourth quarter of 2001 and $5.1 million for the 2001 fiscal year compared with net interest income of $2.5 million and $7.8 million for the corresponding periods in 2000. The decrease in net interest income for both the quarter and the year was due to the decline in market interest rates. Net interest income in 2001 and 2000 was primarily from short-term investments.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                        2002            2001            2000
                                                   --------------- ---------------  -------------
Working capital                                          $389,686        $241,616       $146,939
                                                   =============== ===============  =============

Capitalization
     Shareholders' equity                                $749,527        $595,434       $422,700
                                                   =============== ===============  =============

The Company considers the following to be measures of liquidity and capital resources:

                                                       2002             2001            2000
                                                   --------------  ---------------  --------------
Current ratio (current assets divided by current         2.84             2.48            1.94
    liabilities)

Operating cash flow (in thousands)                   $293,146         $233,202        $151,189
                                                   ==============  ===============  ==============


Net cash provided by operating activities is the Company's primary source of liquidity and has grown steadily the past three years from $151.2 million in 2000 to $233.2 million in 2001 to $293.1 million in 2002. Current year net income adjusted for depreciation and amortization was the primary source of cash.

Additionally, in 2002, cash was provided from increases in accounts payable and accrued expenses and income taxes payable.

Accounts payable increased in 2002 due to both the increased level of inventory and timing of payments versus 2001.

Accrued expenses increased in 2002 due to the following: higher incentive compensation expenses, resulting from the Company's improved financial performance; higher store expenses and gift card liability, consistent with the increase in store openings; and higher legal expenses.

The increase in income taxes payable in the current year was due primarily to a change in the methodology being used to make estimated tax payments throughout 2002. This methodology was modified to more closely reflect interim liabilities under the annualization method. In addition, the favorable impact of the Company's stock-based compensation was significantly reduced reflecting the lower stock prices during 2002 as compared to 2001.

Net deferred income taxes increased in 2002 primarily as a result of increasing differences between book and tax depreciation methods due to the accelerated growth of store openings the past few years and "bonus" accelerated depreciation allowed under the Job Creation and Worker Assistance Act of 2002.

Inventories increased $35.3 million during 2002 and represented the primary use of cash. Inventories at fiscal 2002 year-end were 12% higher on a gross square foot basis versus fiscal 2001 year-end.

Other uses of cash were directly related to store growth and primarily consisted of increases in capitalized store supplies and prepaid rent related to stores (classified in other current assets).

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows related to investing activities were primarily for capital expenditures (see the discussion in the "Capital Expenditures" section below) related to new stores (net of construction allowances) with approximately $20 million invested in information technology and distribution center projects. Investing activities also included purchases and maturities of marketable securities. As of February 1, 2003, the Company held marketable securities with original maturities of three to five months. The decrease in note receivable resulted from the repayment of a promissory note by the Chairman (see Note 9 to the Consolidated Financial Statements).

Financing activities during 2002, 2001 and 2000 consisted primarily of the repurchase of 1,850,000 shares, 600,000 shares, and 3,550,000 shares, respectively, of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs.

The 2002 repurchase completed a previously authorized 6,000,000 share repurchase program. At its August 2002 Board meeting, the Board of Directors authorized the repurchase of an additional 5,000,000 shares of the Company's Class A Common Stock. As of February 1, 2003, the total number of shares authorized and available for repurchase was 5,000,000. In addition to stock repurchases, financing activities also consisted of stock option exercises and restricted stock issuances.

During the first nine months of 2002, the Company had available a $150 million syndicated unsecured credit agreement. The Company also had a $75 million facility for trade letters of credit. The trade letters of credit were issued to numerous overseas suppliers and served as guarantees to the suppliers.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "New Credit Agreement"), which replaced both the then existing credit agreement (the "Old Credit Agreement") and the trade letter of credit facility. Additional details regarding the New Credit Agreement can be found in the Notes to Consolidated Financial Statements (see Note 8).

Letters of credit totaling approximately $41.8 million were outstanding under the New Credit Agreement at February 1, 2003. Letters of credit totaling approximately $49.9 million were outstanding under the trade letter of credit facility at February 2, 2002. No borrowings were outstanding under the New Credit Agreement at February 1, 2003 or under the Old Credit Agreement at February 2, 2002.

The Company has standby letters of credit in the amount of $4.7 million that expire in one year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

As of February 1, 2003, the Company was committed to noncancelable leases with remaining terms of one to fourteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (dollars in thousands):

                                       Payments Due by Period
                                       ----------------------
Total                 Less than 1 Year           1-3 Years               4-5 Years             After 5 Years
-----                 ----------------           ---------               ---------             -------------
$889,328                  $120,313                $352,910                $186,434                $229,671

STORES AND GROSS SQUARE FEET

Store count and gross square footage by concept were as follows:

                                       February 1, 2003                    February 2, 2002
                                       ----------------                    ----------------
                                  Number of      Gross Square        Number of       Gross Square
                                   Stores       Feet (millions)       Stores        Feet (millions)
                                   ------       ---------------       ------        ---------------
Abercrombie & Fitch                 340            3,036               309             2,798
abercrombie                         164              727               148               662
Hollister Co.                        93              595                34               213
                                  -----           ------             -----            ------
Total                               597            4,358               491             3,673
                                  -----           ------             -----            ------

CAPITAL EXPENDITURES

Capital expenditures, net of construction allowances, totaled $93.0 million, $126.5 million and $153.5 million for 2002, 2001 and 2000, respectively. Additionally, the noncash accrual for construction in progress decreased $12.7 million in 2002 and increased $1.0 million and $9.5 million in 2001 and 2000, respectively. Capital expenditures in 2002 related to new store construction with approximately $20 million invested in information technology and distribution center projects. Capital expenditures in 2001 and 2000 related to the construction of a new office and distribution center, including the noncash accrual for construction in progress, accounted for approximately $17 million and $92 million of total capital expenditures in 2001 and 2000, respectively. The office and distribution center were completed in 2001. The balance of capital expenditures related primarily to new stores.

The Company anticipates spending $120 to $130 million in 2003 for capital expenditures, of which $70 to $80 million will be for new stores construction. The balance of expenditures primarily relates to improving the in-store information technology structure, which should be complete for back-to-school, and distribution center expansion. In addition, the Company has begun construction planning for additional home office space to accommodate the growth of Hollister.

The Company intends to add approximately 726,000 gross square feet for the three concepts in 2003, which will represent a 17% increase over year-end 2002. It is anticipated the increase will result from the addition of approximately 30 new Abercrombie & Fitch stores, 10 new abercrombie stores and 70 new Hollister Co. stores. Additionally, the Company plans to remodel 10 Abercrombie & Fitch stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened in 2003 will approximate $630,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $330,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened in 2003 will approximate $485,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores opened in 2003 will approximate $650,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $230,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its credit agreement to support operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

The Company's significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2). The Company believes that the following policies are most critical to the portrayal of the Company's financial condition and results of operations.

Revenue Recognition - The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

Inventory Valuation - Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At A&F, the averaging is determined at the stock keeping unit (SKU) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. The Company further reduces inventory by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines. Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that this inventory valuation method provides a conservative inventory valuation as it preserves the cost-to-retail relationship in ending inventory.

Property and Equipment - Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc., "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

Income Taxes - Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company's operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management's judgment of the expected tax liabilities within the various taxing jurisdictions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The standard was effective February 3, 2002 for the Company. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 did not have an impact on the Company's results of operations or its financial position in 2002.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was effective February 2, 2003 for the Company. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was effective February 3, 2002 for the Company. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or its financial position in 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," that requires recognition of a liability (at fair value) for guarantee contracts that have any of the following characteristics:

    - Contracts that contingently require the guarantor to make payments based on changes in an underlying, as defined by SFAS No. 133;
    - Contracts that contingently require the guarantor to make payments based on another entity's failure to perform under an obligating agreement;
    -    Indemnification agreements;
    -    Indirect guarantees of the indebtedness of others.

In addition to the disclosures required by current GAAP related to guarantees, this interpretation requires additional disclosures including:

    -    Details about the nature of the guarantee;
    -    The maximum potential amount of future payments (undiscounted);
    - The current carrying amount of the liability for guarantor's obligation under the guarantee;
    -    The nature of any recourse provisions.

Guarantees issued or modified after December 31, 2002 must follow the new accounting. The disclosure requirements were effective for the 2002 financial statements and did not have an impact on the Company's results of operations or its financial position in 2002. The recognition provisions will be adopted by the Company in 2003 and are not expected to have a significant impact on the Company's financial statements.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was effective February 2, 2003 for the Company. The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The provisions of this standard related to the rescission of SFAS No. 4 are in effect in 2003. The remaining provisions of the statement were adopted by the Company for transactions occurring after May 15, 2002.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that choose to adopt the accounting provisions of FASB No. 123, "Accounting for Stock-Based Compensation," will be permitted to select from three transition methods (prospective, modified prospective, and retroactive restatement).

Companies that choose not to adopt the accounting provisions of FASB No. 123 will be affected by the new disclosure requirements of FASB No. 148. The new disclosures include tabular presentation of the following information for all periods presented:

    1.   Net income and EPS (basic and diluted), as reported;
    2. Compensation expense (if any), net of tax, included in reported net income;
    3. Compensation expense that would have been included in net income had the company adopted the accounting provisions of FASB No. 123 for all awards granted, modified or settled since December 15, 1994;
    4.   Pro forma net income and earnings per share.

The transition and annual disclosure provisions of FASB No. 148 are effective for the 2002 financial statements. The new interim disclosure provisions are effective in the first quarter of 2003.

Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) For Cash Consideration Received from a Vendor," addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have an impact on the Company's financial position or results of operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-K or otherwise made by management: changes in consumer spending patterns and consumer preferences; the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war; the impact of competition and pricing; changes in weather patterns; market price of key raw materials; ability to source product from its global supplier base; political stability; currency and exchange risks and changes in existing or potential duties, tariffs or quotas; availability of suitable store locations at appropriate terms; ability to develop new merchandise; and ability to hire, train and retain associates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash and equivalents in financial instruments with original maturities of 90 days or less. The Company also holds marketable securities with original maturities of three to five months. These financial instruments bear interest at fixed rates and are subject to interest rate risk through lost income should interest rates increase. The Company does not enter into financial instruments for trading purposes.

As of February 1, 2003, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that a hypothetical adverse change of 10% in interest rates would have a material affect on the Company's financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME


(Thousands except per share amounts)

                                                                             2002           2001           2000
                                                                         -------------  -------------  -------------

NET SALES                                                                  $1,595,757     $1,364,853     $1,237,604

     Cost of Goods Sold, Occupancy and Buying Costs                           939,708        806,819        728,229
                                                                         -------------  -------------  -------------

GROSS INCOME                                                                  656,049        558,034        509,375

     General, Administrative and Store Operating Expenses                     343,432        286,576        255,723
                                                                         -------------  -------------  -------------

OPERATING INCOME                                                              312,617        271,458        253,652

     Interest Income, Net                                                      (3,768)        (5,064)        (7,801)
                                                                         -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                                                    316,385        276,522        261,453

     Provision for Income Taxes                                               121,450        107,850        103,320
                                                                         -------------  -------------  -------------

NET INCOME                                                                   $194,935       $168,672       $158,133
                                                                         =============  =============  =============

NET INCOME PER SHARE:
     BASIC                                                                      $1.99          $1.70          $1.58
                                                                         =============  =============  =============

     DILUTED                                                                    $1.94          $1.65          $1.55
                                                                         =============  =============  =============


                   The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS

(Thousands)
                                                                                February 1,           February 2,
                                                                                   2003                  2002
                                                                              ----------------      ----------------
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                                                               $391,035              $167,664
  Marketable Securities                                                                10,000                71,220
  Receivables                                                                          10,462                20,456
  Inventories                                                                         144,218               108,876
  Store Supplies                                                                       25,671                21,524
  Other                                                                                19,770                15,455
                                                                              ----------------      ----------------
TOTAL CURRENT ASSETS                                                                  601,156               405,195

PROPERTY AND EQUIPMENT, NET                                                           392,941               365,112

OTHER ASSETS                                                                              725                   239
                                                                              ----------------      ----------------

TOTAL ASSETS                                                                         $994,822              $770,546
                                                                              ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                                    $50,153               $31,897
  Accrued Expenses                                                                    120,438               109,586
  Income Taxes Payable                                                                 40,879                22,096
                                                                              ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                             211,470               163,579

DEFERRED INCOME TAXES                                                                  20,781                 1,165

OTHER LONG-TERM LIABILITIES                                                            13,044                10,368

SHAREHOLDERS' EQUITY:
  Common Stock - $.01 par value: 150,000,000 shares authorized, 97,268,877 and 98,871,478 shares outstanding at February 1, 2003 and February 2,
      2002, respectively                                                                1,033                 1,033
  Paid-In Capital                                                                     142,577               141,394
  Retained Earnings                                                                   714,475               519,540
                                                                              ----------------      ----------------

                                                                                      858,085               661,967
   Less:  Treasury Stock, at Average Cost                                           (108,558)              (66,533)
                                                                              ----------------      ----------------

TOTAL SHAREHOLDERS' EQUITY                                                            749,527               595,434
                                                                              ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $994,822              $770,546
                                                                              ================      ================

                   The accompanying Notes are an integral part
                  of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (Thousands)
                                               Common Stock
                                         -------------------------
                                                                                                Treasury          Total
                                             Shares        Par       Paid-In      Retained     Stock, at      Shareholders'
                                          Outstanding     Value      Capital      Earnings    Average Cost       Equity
                                         --------------- --------- ------------ ------------- -------------  ----------------
Balance, January 29, 2000                       102,004    $1,033     $147,305      $192,735     $(29,979)          $311,094
Purchase of Treasury Stock                       (3,550)        -            -             -      (43,929)           (43,929)
Net Income                                            -         -            -       158,133             -           158,133
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -          462             -             -               462
Stock Options, Restricted Stock
     and Other                                      342         -      (11,277)            -         8,217            (3,060)
                                         --------------- --------- ------------ ------------- -------------  ----------------

Balance, February 3, 2001                        98,796    $1,033     $136,490      $350,868      $(65,691)         $422,700
Purchase of Treasury Stock                         (600)        -            -             -       (11,069)          (11,069)
Net Income                                            -         -            -       168,672             -           168,672
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -        5,056             -             -             5,056
Stock Options, Restricted Stock
     and Other                                      677         -         (152)            -        10,227            10,075
                                         --------------- --------- ------------ ------------- -------------  ----------------

Balance, February 2, 2002                        98,873    $1,033     $141,394      $519,540      $(66,533)         $595,434
Purchase of Treasury Stock                       (1,850)        -            -             -       (42,691)          (42,691)
Net Income                                            -         -            -       194,935             -           194,935
Tax Benefit from Exercise of Stock
    Options and Vesting of Restricted
    Stock                                             -         -          164             -             -               164
Stock Options, Restricted Stock
     and Other                                      246         -        1,019             -           666             1,685
                                         --------------- --------- ------------ ------------- -------------  ----------------

Balance, February 1, 2003                        97,269    $1,033     $142,577      $714,475    $(108,558)          $749,527
                                         =============== ========= ============ ============= =============  ================

                   The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Thousands)
                                                          2002          2001           2000
                                                       ----------   -----------    ---------
OPERATING ACTIVITIES:
Net income                                               $194,935     $168,672     $158,133

  Impact of Other Operating Activities on Cash Flows:
      Depreciation and Amortization                        56,925       41,155       30,731
      Noncash Charge for Deferred Compensation              2,295        3,936        4,340
      Changes in Assets and Liabilities:
         Inventories                                      (35,342)      12,121      (45,735)
         Accounts Payable and Accrued Expenses             41,766        5,272       21,626
         Income Taxes                                      38,235       13,787       (8,420)
         Other Assets and Liabilities                      (5,668)     (11,741)      (9,486)
                                                        ---------    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 293,146      233,202      151,189
                                                        ---------    ---------    ---------

INVESTING ACTIVITIES:
  Capital Expenditures                                    (92,976)    (126,515)    (153,481)
  Proceeds from Maturities of Marketable Securities        61,220          -         45,601
  Purchase of Marketable Securities                           -        (71,220)         -
  Collection (Issuances) of Note Receivable                 4,954         (454)      (3,000)
                                                        ---------    ---------    ---------

NET CASH USED FOR INVESTING ACTIVITIES                    (26,802)    (198,189)    (110,880)
                                                        ---------    ---------    ---------

FINANCING ACTIVITIES:
  Purchase of Treasury Stock                              (42,691)     (11,069)     (43,929)
  Other Changes in Shareholders' Equity                      (282)       6,139       (6,707)
                                                        ---------    ---------    ---------

NET CASH USED FOR FINANCING ACTIVITIES                    (42,973)      (4,930)     (50,636)
                                                        ---------    ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS           223,371       30,083      (10,327)
Cash and Equivalents, Beginning of Year                   167,664      137,581      147,908
                                                        ---------    ---------    ---------

CASH AND EQUIVALENTS, END OF YEAR                        $391,035     $167,664     $137,581
                                                        =========    =========    =========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Construction Allowance Receivables                       $8,778      $14,030       $8,668
                                                        =========    =========    =========
  Accrual for Construction in Progress                    $12,680      $25,338      $24,371
                                                        =========    =========    =========

                  The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               ABERCROMBIE & FITCH

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       Abercrombie & Fitch Co. ("A&F"), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.

       The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, A&F and its wholly-owned subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of A&F. All significant intercompany balances and transactions have been eliminated in consolidation.

       FISCAL YEAR

       The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2002 and 2001 represent the fifty-two week periods ended February 1, 2003 and February 2, 2002. The results for fiscal year 2000 represent the fifty-three week period ended February 3, 2001.

       CASH AND EQUIVALENTS

       Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days.

       MARKETABLE SECURITIES

       All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At February 1, 2003, the Company held investments in marketable securities that were classified as held to maturity based on the Company's positive intent and ability to hold the securities to maturity. Primarily all securities held by the Company at February 1, 2003 were municipal debt securities that mature within one year and are stated at amortized cost that approximates market value.

       INVENTORIES

       Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method.

       STORE SUPPLIES

       The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. Subsequent shipments are expensed except for new merchandise presentation programs, which are capitalized.

       PROPERTY AND EQUIPMENT

       Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 10-15 years for leasehold improvements and 3-10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores as of the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc. "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

       SHAREHOLDERS' EQUITY

       At February 1, 2003 and February 2, 2002, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 97.3 million and 98.9 million shares were outstanding at February 1, 2003 and February 2, 2002, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at February 1, 2003 or February 2, 2002. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 13 for information about Preferred Stock Purchase Rights.

       Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

       REVENUE RECOGNITION

       The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

       CATALOGUE AND ADVERTISING COSTS

       Costs related to the A&F Quarterly, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred. Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed when the photographs or publications first appear. Catalogue and advertising costs amounted to $33.4 million in 2002, $30.7 million in 2001 and $30.4 million in 2000.

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

       STOCK-BASED COMPENSATION

       The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options had been determined based on the estimated fair value of options granted in 2002, 2001 and 2000, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:


        (Thousands except per share amounts)
                                                                  ---------------   ---------------    ---------------
                                                                       2002              2001               2000
                                                                  ---------------   ---------------    ---------------
        Net income:
             As reported                                                $194,935          $168,672           $158,133

             Stock-based compensation expense included in
               reported net income, net of tax                             1,414             2,401              2,626

             Stock-based compensation expense determined under
               fair value based method, net of tax(1)
                                                                         (25,979)          (22,453)           (21,706)
                                                                  ---------------   ---------------    ---------------

             Pro forma                                                  $170,370          $148,620           $139,053
                                                                  ===============   ===============    ===============

        Basic earnings per share:
             As reported                                                   $1.99             $1.70              $1.58
             Pro forma                                                     $1.74             $1.50              $1.39

        Diluted earnings per share:
             As reported                                                   $1.94             $1.65              $1.55
             Pro forma                                                     $1.73             $1.48              $1.38


              (1) Includes stock-based compensation expense related to
                  restricted share awards actually recognized in earnings in each period presented.

       The pro forma effect on net income for 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to May 19, 1998.

       The weighted-average fair value of all options granted during fiscal 2002, 2001 and 2000 was $12.07, $14.96 and $8.90, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which are included in the pro forma results above. For purposes of the valuation the following weighted-average assumptions were used: no expected dividends in 2002, 2001 and 2000; price volatility of 53% in 2002, 54% in 2001 and 50% in 2000; risk-free interest rates of 4.3%, 4.7% and 6.2% in 2002, 2001 and 2000, respectively; assumed forfeiture rates of 15% in 2002 and 2001 and 10% in 2000; and expected lives of 5 years in 2002, 2001 and 2000.

       EARNINGS PER SHARE

       Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted shares.

        Weighted-Average Shares Outstanding (thousands):

                                                                         2002           2001          2000
                                                                       ----------    -----------    ----------
        Shares of common stock issued                                    103,300        103,300       103,300
        Treasury shares                                                  (5,129)        (4,198)       (3,239)
                                                                       ----------    -----------    ----------
        Basic shares                                                      98,171         99,102       100,061

        Dilutive effect of options and restricted shares                   2,460          3,422         2,095
                                                                       ----------    -----------    ----------
        Diluted shares                                                   100,631        102,524       102,156
                                                                       ==========    ===========    ==========

       Options to purchase 9,218,000, 5,630,000 and 9,100,000 shares of Class A Common Stock were outstanding at year-end 2002, 2001 and 2000, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

       RECLASSIFICATIONS

       Certain amounts have been reclassified to conform to current year presentation. The amounts reclassified did not have an effect on the Company's results of operations or shareholders' equity.

3.     ISSUANCES OF ACCOUNTING STANDARDS

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The standard was effective February 3, 2002 for the Company. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 did not have an impact on the Company's results of operations or its financial position in 2002.

       SFAS No. 143, "Accounting for Asset Retirement Obligations," was effective February 2, 2003 for the Company. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

       SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," was effective February 3, 2002 for the Company. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company's results of operations or its financial position in 2002.


       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," that requires recognition of a liability (at fair value) for guarantee contracts that have any of the following characteristics:

           -  Contracts that contingently require the guarantor to make payments based on changes in an underlying, as defined by SFAS No. 133;
           -  Contracts that contingently require the guarantor to make payments based on another entity's failure to perform under an obligating agreement;
           -  Indemnification agreements;
           -  Indirect guarantees of the indebtedness of others.

       In addition to the disclosures required by current GAAP related to guarantees, this interpretation requires additional disclosures including:

           -  Details about the nature of the guarantee;
           -  The maximum potential amount of future payments (undiscounted);
           - The current carrying amount of the liability for the guarantor's obligation under the guarantee;
           -  The nature of any recourse provisions.

       Guarantees issued or modified after December 31, 2002 must follow the new accounting. The disclosure requirements were effective for the 2002 financial statements and did not have an impact on the Company's results of operations or its financial position in 2002. The recognition provisions will be adopted by the Company in 2003 and are not expected to have a significant impact on the Company's financial statements.

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was effective February 2, 2003 for the Company. The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies FASB Statement No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. The provisions of this standard related to the rescission of SFAS No. 4 are in effect in 2003. The remaining provisions of the statement were adopted by the Company for transactions occurring after May 15, 2002.



       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.


       SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that choose to adopt the accounting provisions of FASB No. 123, "Accounting for Stock-Based Compensation," will be permitted to select from three transition methods (prospective, modified prospective, and retroactive restatement).

       Companies that choose not to adopt the accounting provisions of FASB No. 123 will be affected by the new disclosure requirements of FASB No. 148. The new disclosures include tabular presentation of the following information for all periods presented:

           1. Net income and earnings per share (basic and diluted), as reported;
           2. Compensation expense (if any), net of tax, included in reported net income;
           3. Compensation expense that would have been included in net income had the Company adopted the accounting provisions of FASB No. 123 for all awards granted, modified or settled since December 15, 1994;
           4.   Pro forma net income and earnings per share.

       The transition and annual disclosure provisions of FASB No. 148 are effective for the 2002 financial statements. The new interim disclosure provisions are effective in the first quarter of 2003.

       Emerging Issues Task Force ("EITF") Issue 02-16, "Accounting by a Customer (Including a Reseller) For Cash Consideration Received from a Vendor," addresses the accounting treatment for cash vendor allowances received. The adoption of EITF Issue 02-16 in 2003 did not have an impact on the Company's financial position or results of operations.

4.     PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consisted of (thousands):

                                                                                   2002                2001
                                                                              ----------------     -------------
       Land                                                                           $15,450           $15,414
       Building                                                                        92,680            91,531
       Furniture, fixtures and equipment                                              386,289           316,035
       Beneficial leaseholds                                                            7,349             7,349
       Leasehold improvements                                                          46,969            42,273
       Construction in progress                                                        36,905            28,721
                                                                              ----------------     -------------
            Total                                                                    $585,642          $501,323

       Less:  Accumulated depreciation and amortization                               192,701           136,211
                                                                              ----------------     -------------

       Property and equipment, net                                                   $392,941          $365,112
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

       A summary of rent expense follows (thousands):

                                                           2002                  2001                  2000
                                                    -------------------    -----------------    -------------------
       Store rent:
            Fixed minimum                                     $105,751              $83,608                $65,716
            Contingent                                           4,886                4,897                  7,079
                                                    -------------------    -----------------    -------------------
       Total store rent                                       $110,637              $88,505                $72,795

       Buildings, equipment and other                            1,133                1,566                  2,777
                                                    -------------------    -----------------    -------------------

       Total rent expense                                     $111,770              $90,071                $75,572
                                                    ===================    =================    ===================

       At February 1, 2003, the Company was committed to noncancelable leases with remaining terms of one to fourteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

                              2003                             $120,313
                              2004                              121,316
                              2005                              118,695
                              2006                              112,899
                              2007                               99,381
                              Thereafter                        316,724

6.     ACCRUED EXPENSES

       Accrued expenses consisted of the following (thousands):

                                                                         2002              2001
                                                                    ---------------    -------------
       Unredeemed gift card revenue                                        $23,454          $17,031
       Rent and landlord charges                                            18,465           16,247
       Compensation and benefits                                            15,857            9,492
       Accrual for construction in progress                                 12,680           25,338
       Catalogue and advertising costs                                       9,701           11,178
       Taxes, other than income                                              5,512            3,552
       Other                                                                34,769           26,748
                                                                    ---------------    -------------
            Total                                                         $120,438         $109,586
                                                                    ===============    =============

7.       INCOME TAXES

       The provision for income taxes consisted of (thousands):

                                                            2002                  2001                 2000
                                                     -------------------    -----------------    ------------------
       Currently Payable:
            Federal                                             $90,069              $80,126               $80,856
            State                                                12,034               14,567                18,403
                                                     -------------------    -----------------    ------------------
                                                               $102,103              $94,693               $99,259
                                                     -------------------    -----------------    ------------------

       Deferred:
            Federal                                              17,699               11,133                 2,814
            State                                                 1,648                2,024                 1,247
                                                     -------------------    -----------------    ------------------
                                                                $19,347              $13,157                $4,061
                                                     -------------------    -----------------    ------------------

       Total provision                                         $121,450             $107,850              $103,320
                                                     ===================    =================    ==================

       A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                                2002                 2001               2000
                                                          ------------------    ---------------    ----------------
       Federal income tax rate                                        35.0%              35.0%               35.0%
       State income tax, net of Federal income
            tax effect                                                 3.5%               3.9%                4.1%
       Other items, net                                               (0.1)%              0.1%                0.4%
                                                          ------------------    ---------------    ----------------

       Total                                                          38.4%              39.0%               39.5%
                                                          ==================    ===============    ================

       Income taxes payable included net current deferred tax assets of $6.0 million and $4.9 million at February 1, 2003 and February 2, 2002, respectively.

       Under a tax sharing arrangement with The Limited, who owned 84.2% of the outstanding Common Stock through May 19, 1998, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its separate taxable income at the estimated annual effective tax rate for periods prior to May 19, 1998. Amounts paid to The Limited totaled $1.4 million, $20 thousand and $829 thousand in 2002, 2001 and 2000, respectively. Amounts paid directly to taxing authorities were $82.3 million, $94.3 million and $111.7 million in 2002, 2001 and 2000, respectively. The amount paid to The Limited during 2002 constituted a final tax sharing payment pursuant to an agreement to terminate the tax sharing agreement entered into with The Limited as of May 19, 1998. As a result, the Company has been indemnified by the Limited for any federal, state or local income taxes asserted with respect to The Limited for all periods prior to May 19, 1998.

       The effect of temporary differences which give rise to deferred income tax assets (liabilities) was as follows (thousands):

                                                     2002            2001
                                                 ------------    ------------
         Deferred tax assets:
             Deferred compensation                    $8,113          $8,833
             Accrued expenses                          6,754           7,216
             Inventory                                 2,960           1,747
             Rent                                      1,314           1,525
             Other                                       124             139
                                                 ------------    ------------
                 Total deferred tax assets            19,265          19,460
                                                 ------------    ------------

         Deferred tax liabilities:
             Property and equipment                  (25,954)         (8,307)
             Store supplies                           (8,061)         (7,417)
                                                 ------------    ------------
                 Total deferred tax liabilities      (34,015)        (15,724)
                                                 ------------    ------------

         Net deferred income tax assets
         (liabilities)                              $(14,750)         $3,736
                                                 ============    ============

       No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

8.     LONG-TERM DEBT

       The Company entered into a $250 million syndicated unsecured credit agreement (the "New Credit Agreement") on November 14, 2002 to replace both a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement") and a separate $75 million facility for the issuance of trade letters of credit. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit and working capital. The New Credit Agreement is due to expire on November 14, 2005. The New Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternate Base Rate," or a LIBO Rate. Facility fees payable under the New Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The New Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The New Credit Agreement also contains financial covenants requiring a minimum ratio of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio. Letters of credit totaling approximately $41.8 million were outstanding under the New Credit Agreement at February 1, 2003. Letters of credit totaling approximately $49.9 million were outstanding under the $75 million facility for the issuance of trade letters of credit at February 2, 2002. No borrowings were outstanding under the New Credit Agreement at February 1, 2003 or under the Old Credit Agreement at February 2, 2002.

9.     RELATED PARTY TRANSACTIONS

       Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during fiscal years 2002, 2001 and 2000 were approximately $1.9 million, $1.8 million and $1.7 million, respectively. These amounts do not include reimbursements to Shahid & Company, Inc. for expense incurred while performing these services.

       On January 1, 2002, A&F loaned the amount of $4,953,833 to its Chairman, a major shareholder of A&F, pursuant to the terms of a replacement promissory note, which provided that such amount was due and payable on December 31, 2002. The outstanding principal under the note did not bear interest as the net sales threshold, per the terms of the note, was met. This note was paid in full by the Chairman on December 31, 2002.

       This note constituted a replacement of, and substitute for, several promissory notes dated from November 17, 1999 through May 18, 2001.

10.    STOCK OPTIONS AND RESTRICTED SHARES

       Under A&F's stock plans, associates and non-associate directors may be granted up to a total of 21.4 million restricted shares and options to purchase A&F's common stock at the market price on the date of grant. In 2002, associates of the Company were granted options covering approximately 3.5 million shares, with vesting periods from four to five years. Options covering a total of 44,000 shares were granted to non-associate directors in 2002, all of which vest over four years. All options have a maximum term of ten years.


                                    Options Outstanding at February 1, 2003

                         Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------        ---------------------------------

                                         Weighted-
                                          Average          Weighted-                                Weighted-
    Range of                             Remaining          Average                                  Average
    Exercise             Number         Contractual         Exercise               Number          Exercisable
     Prices            Outstanding          Life             Price              Exercisable           Price
-----------------    ---------------   ---------------    -------------        ---------------    --------------
    $8 - $23               4,304,000        5.2              $12.98                 2,575,000        $12.01
    $23 - $38              6,596,000        7.7              $26.40                 1,713,000        $26.29
    $38 - $52              5,159,000        6.5              $43.54                   268,000        $41.19
-----------------    ---------------   ---------------    -------------        ---------------    --------------
    $8 - $52              16,059,000        6.6              $28.31                 4,556,000        $19.10
=================    ===============   ===============    =============        ===============    ==============

     A summary of option activity for 2002, 2001 and 2000 follows:



                                   ----------------------------  ----------------------------  -----------------------------
                                              2002                          2001                           2000
                                   ----------------------------  ----------------------------  -----------------------------
                                                    Weighted-                     Weighted-                      Weighted-
                                                     Average                       Average                        Average
                                       Shares     Option Price      Shares      Option Price      Shares       Option Price
                                   -------------- -------------  -------------- -------------  --------------  -------------
Outstanding at beginning of year      12,961,000        $28.65      12,994,000        $28.01      12,809,000         $28.03
Granted                                3,583,000         26.53         648,000         29.38       1,414,000          17.25
Exercised                                (93,000)        16.44        (521,000)        15.00        (193,000)         14.57
Canceled                                (392,000)        26.31        (160,000)        24.09      (1,036,000)         16.06
                                   --------------  ------------  --------------  ------------  --------------  -------------
Outstanding at end of year            16,059,000        $28.31      12,961,000        $28.65      12,994,000         $28.01
                                   ==============  ============  ==============  ============  ==============  =============

Options exercisable at year-end        4,556,000        $19.10       3,065,000        $18.49       2,164,000         $16.13
                                   ==============  ============  ==============  ============  ==============  =============

       A total of 1,046,000, 19,000 and 102,000 restricted shares were granted in 2002, 2001 and 2000, respectively, with a total market value at grant date of $28.0 million, $.6 million and $2.3 million, respectively. Of the restricted shares granted in 2002, 1,000,000 shares were awarded to the Company's Chairman, which become vested on December 31, 2008 provided the Chairman remains continuously employed by the Company through such date. The remaining restricted share grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted shares is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted share awards amounted to $2.3 million, $3.9 million and $4.3 million in 2002, 2001 and 2000, respectively.

11.    RETIREMENT BENEFITS

       The Company participates in a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $5.6 million in 2002, $3.9 million in 2001 and $3.0 million in 2000.

       Effective February 2, 2003, the Company established a Supplemental Executive Retirement Plan to provide additional retirement income to its Chairman. Subject to service requirements, the Chairman will receive a monthly prorated share of his final average compensation (as defined in the Plan) for life.

12.    CONTINGENCIES

       The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

       The Company has standby letters of credit in the amount of $4.7 million that expire in 1 year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

       The Company enters into agreements with professional services firms, in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnifications.

13.    PREFERRED STOCK PURCHASE RIGHTS

       On July 16, 1998, A&F's Board of Directors declared a dividend of .50 of a Series A Participating Cumulative Preferred Stock Purchase Right (Right) for each outstanding share of Class A Common Stock, par value $.01 per share (Common Stock), of A&F. The dividend was paid to shareholders of record on July 28, 1998. Shares of Common Stock issued after July 28, 1998 and prior to the Distribution Date described below will be issued with a Right attached. Under certain conditions, each whole Right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an initial price of $250. The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired beneficial ownership of 20% or more of A&F's outstanding shares of Common Stock and become an "Acquiring Person" (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine before any person has become an Acquiring Person) after commencement of a tender or exchange offer which would result in a person or group beneficially owning 20% or more of A&F's outstanding Common Stock. The Rights are not exercisable until the Distribution Date.

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

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial results for 2002 and 2001 follow (thousands except per share amounts):

       2002 Quarter                                First            Second              Third           Fourth
       -------------------------------------    -------------    --------------     --------------   --------------
       Net sales                                    $312,792          $329,154           $419,329         $534,482
       Gross income                                  114,429           131,874            166,736          243,010
       Net income                                     23,289            31,141             47,687           92,818
       Net income per basic share                       $.24              $.32               $.49             $.95
       Net income per diluted share                     $.23              $.31               $.48             $.93


       2001 Quarter                                First            Second              Third           Fourth
       -------------------------------------    -------------    --------------     --------------   --------------
       Net sales                                    $263,680          $280,116           $354,473         $466,584
       Gross income                                   97,840           108,327            143,403          208,464
       Net income                                     20,603            25,038             43,863           79,168
       Net income per basic share                       $.21              $.25               $.44             $.80
       Net income per diluted share                     $.20              $.24               $.43             $.78

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Abercrombie & Fitch Co:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Columbus, Ohio
February 18, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in A&F's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2003 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of A&F is set forth under the captions "ELECTION OF DIRECTORS - Business Experience", " - Executive Officers", and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of A&F is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. No disclosure is required to be made under Item 405 of Regulation S-K.

ITEM 11.      EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "PRINCIPAL HOLDERS OF SHARES" and "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" in the Proxy Statement and is incorporated herein by reference.

Abercrombie & Fitch Co. ("A&F") has three equity compensation plans under which its shares of Class A Common Stock, $0.01 par value ("Common Stock"), are authorized for issuance to eligible directors, officers and employees in exchange for consideration in the form of goods or services: (i) the 1996 Stock Option and Performance Incentive Plan (1998 Restatement) (the "1998 Associates Plan"); (ii) the 1996 Stock Plan for Non-Associate Directors (1998 Restatement) (the "Non-Associate Directors Plan"); and (iii) the 2002 Stock Option Plan for Associates (the "2002 Associates Plan"). The 1998 Associates Plan and the Non-Associate Directors Plan have been approved by the stockholders of A&F while the 2002 Associates Plan has not.

The following table summarizes equity compensation plan information for the 1998 Associates Plan and the Non-Associate Directors Plan as a group and for the 2002 Associates Plan, in each case as of February 1, 2003.


                                                                                                NUMBER OF SHARES OF
                                                                                                COMMON STOCK
                                                                                                REMAINING AVAILABLE
                                                 NUMBER OF SHARES OF                            FOR FUTURE ISSUANCE
                                                 COMMON STOCK                                   UNDER EQUITY
                                                 TO BE ISSUED UPON      WEIGHTED-AVERAGE        COMPENSATION PLANS
                                                 EXERCISE OF            EXERCISE PRICE OF       (EXCLUDING SHARES
                                                 OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    REFLECTED IN
                                                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COLUMN (a))
                                                         (a)*                  (b)*                     (c)*
                                                 --------------------   ---------------------   --------------------
PLAN CATEGORY
Equity compensation plans approved by
stockholders                                     13,656,546(1)          $28.80(2)                 549,783(3)
Equity compensation plans not approved by
stockholders                                      3,488,053             $26.53                  1,511,947
Total                                            17,144,599             $28.34                  2,061,730

-----------------

*Reflects adjustments for changes in A&F's capitalization.

(1) Includes 12,321,376 shares of Common Stock issuable upon exercise of options granted under the 1998 Associates Plan, 69,489 shares of Common Stock issuable upon vesting of awards of restricted shares of Common Stock granted under the 1998 Associates Plan, 250,000 shares of Common Stock issuable upon exercise of options granted under the Non-Associate Directors Plan and 15,681 shares of Common Stock reflecting share equivalents attributable to compensation deferred by non-associate directors participating in A&F's Directors' Deferred Compensation Plan and distributable in the form of shares of Common Stock under the Non-Associate Directors Plan. Also includes the right of Michael S. Jeffries to receive 1,000,000 shares of Common Stock as a career share award under the 1998 Associates Plan in accordance with the terms of his amended and restated employment agreement dated as of January 30, 2003. This award vests December 31, 2008 if Mr. Jeffries remains employed with A&F. A pro rata portion of the award may vest earlier upon Mr. Jeffries' death or permanent and total disability or termination of his employment by A&F without cause or by Mr. Jeffries with good reason and will vest in full upon a change of control of A&F. Mr. Jeffries will not receive any of the shares of Common Stock subject to the career share award until after the award has vested and the delivery date specified in the amended and restated employment agreement occurred.
(2) Represents weighted-average exercise price of options outstanding under the 1998 Associates Plan and the Non-Associate Directors Plan.
(3) Includes 491,902 shares of Common Stock remaining available for future issuance under the 1998 Associates Plan (no more than 189,172 of which may be the subject of awards which are not options or stock appreciation rights) and 57,881 shares of Common Stock remaining available for future issuance under the Non-Associate Directors Plan, in each case excluding the shares of Common Stock shown in footnote (1).

2002 STOCK OPTION PLAN FOR ASSOCIATES

In January 2002, the Board of Directors of A&F adopted the 2002 Associates Plan, which is administered by the Compensation Committee. The 2002 Associates Plan reserves for issuance up to 5,000,000 shares of Common Stock of A&F upon the exercise of non-qualified stock options ("NSOs") granted and to be granted under the 2002 Associates Plan. Shares of Common Stock issuable upon the exercise of NSOs will be made available from shares currently held or subsequently acquired by A&F as treasury shares. The number of shares of Common Stock authorized for issuance under the 2002 Associates Plan and the number of shares subject to previously granted but unexercised NSOs will be subject to adjustment for any future stock splits, stock dividends or other changes in A&F's corporate structure affecting the shares of Common Stock.

Eligibility for Participation

Associates of A&F and its subsidiaries who are selected by the Compensation Committee are eligible to participate in the 2002 Associates Plan. No NSOs may be granted under the 2002 Associates Plan to outside directors.

Terms of NSOs

The exercise price of NSOs granted under the 2002 Associates Plan has been and will be equal to 100% of the fair market value of A&F's Common Stock on the grant date. Payment of the exercise price may be made in cash, or at the discretion of the Compensation Committee, shares of Common Stock already owned by the option holder. Each NSO has and will have a term of ten years from its grant date. The Compensation Committee will determine the vesting schedule for each NSO at the time of grant and may accelerate the exercisability of any NSO at any time. The NSOs become fully exercisable in the event of defined changes of control of A&F. If an option holder's employment is terminated by reason of total disability, the NSOs may thereafter be exercised in full for the first nine months that the option holder receives benefits under A&F's long-term disability program, subject to their stated term. If an option holder's employment is terminated by reason of death, the NSOs may thereafter be exercised in full for a period of one year after the date of the option holder's death or any other period which the Compensation Committee determines, subject to their stated term. If an option holder's employment is terminated for any other reason, any exercisable NSOs held by the option holder at the date of termination may be exercised for the period specified in the option agreement or as otherwise determined by the Compensation Committee. At the discretion of the Compensation Committee, the NSOs may have a tax withholding feature.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" "- Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.      CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, A&F management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation to ensure that material information relating to the Company is made known to them, particularly during the period for which this Annual Report on Form 10-K has been prepared. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)(1) List of Financial Statements.

       The following consolidated financial statements of Abercrombie & Fitch and the related notes are filed as a part of this report pursuant to ITEM 8:

       Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

       Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.

       Consolidated Statements of Shareholders' Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

       Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

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

       (a)(3) List of Exhibits.

3.     Certificate of Incorporation and Bylaws

       3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996. (File No. 1-12107)

       3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

       3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

       3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

4.     Instruments Defining the Rights of Security Holders.

       4.1 Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., as Borrower, Abercrombie & Fitch Co., as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent and Lead Arranger (the "Credit Agreement"), incorporated herein by reference to
                  Exhibit 4.1 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

       4.2 Guarantee Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Co., each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co., and National City Bank, as administrative agent for the Lenders party to the Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

       4.3 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

       4.4 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

       4.5 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

       4.6 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarter ended August 4, 2001. (File No. 1-12107)

10.    Material Contracts.

       10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002. (File No. 1-12107)

       10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25,
                  1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

       10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

       10.4 Abercrombie & Fitch Co. 2002 Stock Option Plan for Associates, incorporated herein by reference to Exhibit 10.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

       10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between Abercrombie & Fitch Co. and Michael
                  S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

       10.6 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated herein by reference to Exhibit 10.10 to A&F's Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423).

       10.7 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.14 to A&F's Annual Report on Form 10-K for the year ended January 30, 1999. (File No. 1-12107)

       10.8 Replacement Promissory Note, dated January 1, 2002, issued by Michael S. Jeffries to A&F, incorporated herein by reference to Exhibit 10.9 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

       10.9 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly know as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001.

21.    Subsidiaries of the Registrant.

23.    Consent of Independent Accountants.

24.    Powers of Attorney.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

       On November 27, 2002, A&F filed a Current Report on Form 8-K dated November 26, 2002, reporting under "Item 5. Other Events and Regulation FD Disclosure," that A&F and its subsidiary Abercrombie & Fitch Management Co. ("A&F Management") had entered into a new Credit Agreement on November 14, 2002, among A&F Management, as Borrower, A&F as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent and Lead Arranger.

       On February 12, 2003, A&F filed a Current Report on Form 8-K dated February 11, 2003, reporting under "Item 9. Regulation FD Disclosure," that, on January 30, 2003, A&F had entered into an Amended and Restated Employment Agreement with Michael S. Jeffries, the Chairman and Chief Executive Officer of A&F.

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

Date:    April 17, 2003
                                ABERCROMBIE & FITCH CO.

                                By  /s/ WESLEY S. MCDONALD
                                    -------------------------------
                                     Wesley S. McDonald,
                                     Vice President - Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2003.

         Signature                                   Title
         ---------                                   -----

/s/ MICHAEL S. JEFFRIES*                             Chairman, Chief Executive Officer and Director
------------------------------------
Michael S. Jeffries

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

/s/ RUSSELL M. GERTMENIAN*                           Director
--------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                                  Director
------------------------------------
John A. Golden

/s/ ARCHIE M. GRIFFIN*                               Director
------------------------------------
Archie M. Griffin

/s/ JOHN W. KESSLER*                                 Director
------------------------------------
John W. Kessler

/s/ SAM N. SHAHID*                                   Director
------------------------------------
Sam N. Shahid, Jr.

/s/ KATHRYN D. SULLIVAN, Ph.D.*                      Director
-------------------------------
Kathryn D. Sullivan, Ph.D.

/s/ WESLEY S. MCDONALD                               Vice President - Chief Financial Officer (Principal
------------------------------------                 Financial and Accounting Officer)
Wesley S. McDonald

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By       /s/ WESLEY S. MCDONALD
         ----------------------
         Wesley S. McDonald
         Attorney-in-fact

                                 CERTIFICATIONS

I, Michael S. Jeffries, certify that:

1.     I have reviewed this annual report on Form 10-K of Abercrombie & Fitch
       Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003          /s/ Michael S. Jeffries
                              -------------------------------------------------
                              Printed Name: Michael S.  Jeffries
                              Title:  Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Wesley S. McDonald, certify that:

1.     I have reviewed this annual report on Form 10-K of Abercrombie & Fitch
       Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003      /s/ Wesley S. McDonald
                          ---------------------------------------------------
                          Printed Name: Wesley S. McDonald
                          Title:  Vice President and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003


                                    ---------



                             ABERCROMBIE & FITCH CO.
             (Exact name of registrant as specified in its charter)


                                    ---------


                                    EXHIBITS

                                    ---------

                                  EXHIBIT INDEX




Exhibit No.              Document
-----------              ----------------------------------------------------------------

    10.3                 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate
                         Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999).

    10.9                 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001.

    21                   Subsidiaries of the Registrant.

    23                   Consent of Independent Accountants.

    24                   Powers of Attorney.

    99.1                 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to
                         Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002.

