Form 10-Q
period 2003-05-03
ABERCROMBIE & FITCH CO /DE/
filed 2003-06-12
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to __________________


                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      31-1469076
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            6301 Fitch Path, New Albany, OH                 43054
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (614) 283-6500

                                 Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] [No]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock                            Outstanding at May 30, 2003
-------------------------                       --------------------------------
    $.01 Par Value                                    97,638,333 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
Part I. Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 3, 2003 and May 4, 2002...................................   3

         Condensed Consolidated Balance Sheets
                  May 3, 2003 and February 1, 2003..............................   4

         Condensed Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 3, 2003 and May 4, 2002...................................   5

         Notes to Condensed Consolidated Financial Statements...................   6

         Report of Independent Accountants......................................  12

     Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition.................  13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  20

     Item 4. Controls and Procedures............................................  21

Part II. Other Information

     Item 1. Legal Proceedings..................................................  22

     Item 4. Submission of Matters to a Vote of Security Holders................  23

     Item 5. Other Matters......................................................  23

     Item 6. Exhibits and Reports on Form 8-K...................................  24

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                      Thirteen Weeks Ended
                                                                     ----------------------
                                                                       May 3,       May 4,
                                                                        2003         2002
                                                                     ---------    ---------

NET SALES                                                            $ 346,722    $ 312,792

  Cost of Goods Sold, Occupancy and Buying Costs                       218,534      198,363
                                                                     ---------    ---------

GROSS INCOME                                                           128,188      114,429

  General, Administrative and Store Operating Expenses                  87,898       77,442
                                                                     ---------    ---------

OPERATING INCOME                                                        40,290       36,987

  Interest Income, Net                                                    (991)        (872)
                                                                     ---------    ---------

INCOME BEFORE INCOME TAXES                                              41,281       37,859

  Provision for Income Taxes                                            15,730       14,570
                                                                     ---------    ---------

NET INCOME                                                           $  25,551    $  23,289
                                                                     =========    =========

NET INCOME PER SHARE:
  BASIC                                                              $    0.26    $    0.24
                                                                     =========    =========

  DILUTED                                                            $    0.26    $    0.23
                                                                     =========    =========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  BASIC                                                                 97,634       99,023
                                                                     =========    =========

  DILUTED                                                               99,835      102,130
                                                                     =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                                     May 3,      February 1,
                                                                      2003          2003
                                                                  -----------    -----------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                                            $   409,924    $   391,035
  Marketable Securities                                                     -         10,000
  Receivables                                                           7,550         10,462
  Inventories                                                         145,719        144,218
  Store Supplies                                                       26,462         25,671
  Other                                                                19,562         19,770
                                                                  -----------    -----------

TOTAL CURRENT ASSETS                                                  609,217        601,156

PROPERTY AND EQUIPMENT, NET                                           408,759        392,941

OTHER ASSETS                                                              665            725
                                                                  -----------    -----------
TOTAL ASSETS                                                      $ 1,018,641    $   994,822
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                $    40,535    $    50,153
  Accrued Expenses                                                    136,011        120,438
  Income Taxes Payable                                                 17,890         40,879
                                                                  -----------    -----------

TOTAL CURRENT LIABILITIES                                             194,436        211,470

DEFERRED INCOME TAXES                                                  23,715         20,781

OTHER LONG-TERM LIABILITIES                                            13,432         13,044

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value: 150,000,000 shares
    authorized, 98,003,864 and 97,268,877 shares outstanding at
    May 3, 2003 and February 1, 2003, respectively                      1,033          1,033
  Paid-In Capital                                                     144,100        142,577
  Retained Earnings                                                   740,026        714,475
                                                                  -----------    -----------
                                                                      885,159        858,085
  Less:  Treasury Stock, at Average Cost                              (98,101)      (108,558)
                                                                  -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                            787,058        749,527
                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,018,641    $   994,822
                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                            Thirteen Weeks Ended
                                                          ------------------------
                                                            May 3,         May 4,
                                                             2003           2002
                                                          ---------      ---------
OPERATING ACTIVITIES:
  Net income                                              $  25,551      $  23,289

  Impact of Other Operating Activities on Cash Flows:
      Depreciation and Amortization                          15,896         12,389
      Noncash Charge for Deferred Compensation                1,282            580
      Changes in Assets and Liabilities:
         Inventories                                         (1,501)        (8,290)
         Accounts Payable and Accrued Expenses               (6,941)         3,849
         Income Taxes                                       (16,937)        (5,599)
         Other Assets and Liabilities                        (1,734)         2,844
                                                          ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    15,616         29,062
                                                          ---------      ---------
INVESTING ACTIVITIES:
  Capital Expenditures                                      (16,374)       (25,265)
  Proceeds from Maturities of Marketable Securities          10,000         56,220
                                                          ---------      ---------

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES         (6,374)        30,955
                                                          ---------      ---------
FINANCING ACTIVITIES:
  Stock Option Exercises and Other                            9,647         (1,704)
                                                          ---------      ---------

NET INCREASE IN CASH AND EQUIVALENTS                         18,889         58,313
Cash and Equivalents, Beginning of Year                     391,035        167,664
                                                          ---------      ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 409,924      $ 225,977
                                                          =========      =========
SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Construction Allowance Receivables                      $   4,226      $  10,519
                                                          =========      =========
  Accrual for Construction in Progress                    $  23,509      $  30,112
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

         The condensed consolidated financial statements include the accounts of A&F. All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of May 3, 2003 and for the thirteen week periods ended May 3, 2003 and May 4, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of May 3, 2003 and for the thirteen week periods ended May 3, 2003 and May 4, 2002 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.       ADOPTION OF ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was effective February 2, 2003 for the Company. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of SFAS No. 143 had no impact on the Company's results of operations or its financial position.

         SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement).

         Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions are effective for the first quarter of 2003 and have been adopted by the Company (see Note 3).

3.       STOCK-BASED COMPENSATION

         The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense in the first quarters of 2003 and 2002 related to options had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

         (Thousands except per share amounts)

                                                                                  Thirteen Weeks Ended
                                                                               ---------------------------
                                                                                May 3,             May 4,
                                                                                 2003               2002
                                                                               --------           --------
         Net income:
            As reported                                                        $ 25,551           $ 23,289

            Stock-based compensation expense included in reported net
              income, net of tax                                                    794                357

            Stock-based compensation expense determined under fair value
              based method, net of tax(1)                                        (6,355)            (6,498)
                                                                               --------           --------

            Pro forma                                                          $ 19,990           $ 17,147
                                                                               ========           ========
         Basic earnings per share:
            As reported                                                        $   0.26           $   0.24
            Pro forma                                                          $   0.20           $   0.17

         Diluted earnings per share:
            As reported                                                        $   0.26           $   0.23
            Pro forma                                                          $   0.20           $   0.17

(1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented.

         The pro forma effect on net income for the first quarters of 2003 and 2002 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made subsequent to May 19, 1998.

         The weighted-average fair value of all options granted during the first quarter of 2003 and fiscal 2002 was $13.91 and $12.07, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which is included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: no expected dividends in 2003 and 2002; price volatility of 63% in 2003 and 53% in 2002; risk-free interest rates of 2.9% in 2003 and 4.3% in 2002; assumed forfeiture rates of 23% and 15% in 2003 and 2002; and expected lives of 4 years in 2003 and 2002.

4.       EARNINGS PER SHARE

         Weighted-Average Shares Outstanding (in thousands):

                                                                                 Thirteen Weeks Ended
                                                                              --------------------------
                                                                               May 3,             May 4,
                                                                                2003               2002
                                                                              -------            -------
         Shares of Class A Common Stock issued                                103,300            103,300
         Treasury shares                                                       (5,666)            (4,277)

                                                                              -------            -------
         Basic shares                                                          97,634             99,023

         Dilutive effect of options and restricted shares                       2,201              3,107
                                                                              -------            -------
         Diluted shares                                                        99,835            102,130
                                                                              =======            =======

         Options to purchase 5,762,000 and 6,102,000 shares of Class A Common Stock were outstanding at May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                                               May 3,        February 1,
                                                                2003            2003
                                                             ----------      ----------
         Property and equipment, at cost                     $  615,179      $  585,642
         Accumulated depreciation and amortization             (206,420)       (192,701)
                                                             ----------      ----------

         Property and equipment, net                         $  408,759      $  392,941
                                                             ==========      ==========

7.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 3, 2003 and May 4, 2002 approximated $33.0 million and $20.2 million, respectively.

8.       LONG-TERM DEBT

         The Company entered into a $250 million syndicated unsecured credit agreement (the "New Credit Agreement") on November 14, 2002 to replace both a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement") and a separate $75 million facility for the issuance of trade letters of credit. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit and working capital. The New Credit Agreement is due to expire on November 14, 2005. The New Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternative Base Rate," or a LIBO Rate. Facility fees payable under the New Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The New Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The New Credit Agreement also contains financial covenants requiring a minimum ratio of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio.

         Letters of credit totaling approximately $39.1 million were outstanding under the New Credit Agreement at May 3, 2003. Letters of credit totaling approximately $34.8 million were outstanding under the $75 million facility for the issuance of trade letters of credit at May 4, 2002. No borrowings were outstanding under the New Credit Agreement at May 3, 2003 or under the Old Credit Agreement at May 4, 2002.

9.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen weeks ended May 3, 2003 and May 4, 2002 were approximately $.5 million in both periods.

10.      CONTINGENCIES

         The Company is involved in a number of legal proceedings. Although it is not possible to predict with any certainty the eventual outcome of any legal proceedings, it is the opinion of management that the ultimate resolution of these matters will not have a material impact on the Company's results of operations, cash flows or financial position.

         The Company has standby letters of credit in the amount of $4.7 million that expire during the 2003 fiscal year but automatically renew for a period of one year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition into bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

         The Company enters into agreements with professional services firms, in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnifications.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. (the "Company") and its subsidiaries as of May 3, 2003 and the related condensed consolidated statements of income for each of the thirteen-week periods ended May 3, 2003 and May 4, 2002 and the condensed consolidated statements of cash flows for the thirteen-week periods ended May 3, 2003 and May 4, 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 1, 2003, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 1, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
May 13, 2003

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first quarter of the 2003 fiscal year, net sales increased 11% to $346.7 million from $312.8 million in the first quarter of 2002. Operating income improved to $40.3 million in the first quarter of 2003 from $37.0 million in the first quarter of 2002. A&F recorded its 43rd consecutive comparable quarter of record earnings as net income increased to $25.6 million in the first quarter of 2003 as compared to $23.3 million in the first quarter of 2002. Earnings per diluted share were $.26 in the first quarter of 2003 compared to $.23 in the first quarter of 2002.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the first quarter of the 2003 and 2002 fiscal years expressed as a percentage of net sales:

                                        Thirteen Weeks Ended
                                     ---------------------------
                                     May 3, 2003     May 4, 2002
                                     -----------     -----------
NET SALES                               100.0%          100.0%
Cost of Goods Sold, Occupancy and
  Buying Costs                           63.0            63.4
                                        -----           -----

GROSS INCOME                             37.0            36.6
General, Administrative and Store
  Operating Expenses                     25.4            24.8
                                        -----           -----

OPERATING INCOME                         11.6            11.8
Interest Income, Net                     (0.3)           (0.3)
                                        -----           -----

INCOME BEFORE INCOME TAXES               11.9            12.1
Provision for Income Taxes                4.5             4.7
                                        -----           -----

NET INCOME                                7.4%            7.4%
                                        =====           =====

Financial Summary

The following summarized financial and statistical data compares the thirteen week period ended May 3, 2003 to the comparable fiscal 2002 period:

                                                           THIRTEEN             THIRTEEN
                                                          WEEKS ENDED          WEEKS ENDED
                                                          MAY 3, 2003          MAY 4, 2002            % CHANGE
                                                          -----------          -----------            --------
Increase (decrease) in
comparable store sales                                           (6)%                 (6)%

Retail sales increase
   attributable to new and
   remodeled stores, magazine,
   catalogue and Web sites                                       17%                  25%

Retail sales per average gross
   square foot                                             $     76             $     80                 (5)%

Retail sales per average store
   (thousands)                                             $    551             $    593                 (7)%

Average store size at end of
   quarter (gross square feet)                                7,296                7,440                 (2)%

Gross square feet at end of
   quarter (thousands)                                        4,392                3,772                 16%

Number of Stores and Gross Square Feet by Concept:

Abercrombie & Fitch:
   Stores at beginning of period                                340                  309
         Opened                                                   3                    4
         Closed                                                  (1)                  (2)
                                                           --------             --------
   Stores at end of period                                      342                  311

   Gross square feet (thousands)                              3,053                2,815
                                                           ========             ========
abercrombie:
    Stores at beginning of period                               164                  148
         Opened                                                   1                    5
         Closed                                                   -                    -
                                                           --------             --------
   Stores at end of period                                      165                  153

   Gross square feet (thousands)                                731                  683
                                                           ========             ========
Hollister Co.:
   Stores at beginning of period                                 93                   34
         Opened                                                   2                   10
         Closed                                                   -                   (1)
                                                           --------             --------
    Stores at end of period                                      95                   43

    Gross square feet (thousands)                               608                  274
                                                           ========             ========

Net Sales

Net sales for the first quarter of 2003 increased 11% to $346.7 million from $312.8 million for the first quarter of 2002. The increase was due to the addition of new stores offset by a 6% decline in comparable store sales ("comps"), defined as sales in stores that have been open for at least one year.

By merchandise concept, comps for the quarter were as follows: Abercrombie & Fitch's comps declined slightly above the Company's average, with womens posting a positive comp and mens a negative comp. Comps for the kids' business, abercrombie, were similar to the adult business with girls posting a positive comp in the mid-single digits during the quarter and boys a negative comp. Comps in Hollister were double-digit positive and both girls and guys were positive.

By regions, comps were strongest in the West and weakest in the Midwest.

Given continued uncertainty in the economy, the Company entered the first quarter of fiscal 2003 maintaining a conservative approach to managing the business. This strategy was designed to protect both the bottom line and the aspirational quality of the brands. Overall, the Company took a much less aggressive approach to promotions compared to the first quarter of 2002.

From a merchandising standpoint, womens continued to outperform mens. Key classifications in womens during the quarter included pants, skirts, shorts and woven shirts. Mens continued to be difficult and there remained no solid fashion trend industry-wide. However, woven shirts and graphic t-shirts performed well during the quarter in mens.

In the kids' business, knit tops, woven tops, skirts and shorts performed very well in girls. Boys continued to be difficult.

In Hollister, girls continued to be more significant than guys, representing approximately 69% of the overall business. For the quarter, the best performing girls' classifications were woven shirts, knit tops, skirts and pants. In guys, woven shirts, graphic t-shirts, shorts and accessories performed best.

Sales in the adult and kids e-commerce business grew by approximately 14% during the first quarter of fiscal 2003 as compared to 2002. The Company remains on track to add a Hollister e-commerce business for back-to-school 2003. The direct business (which includes the Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites) accounted for 4.7% and 5.3% of net sales in the first quarter of each 2003 and 2002, respectively.

Gross Income

The gross income rate (gross income divided by net sales) for the first quarter of fiscal year 2003 was 37.0%, up 40 basis points from last year's rate of 36.6%. The increase in gross income rate resulted largely from an increase in initial markup (IMU) and a lower markdown rate, partially offset by an increase in buying and occupancy costs, as a percent of sales.

Continued progress in sourcing has been an important factor in improving the IMU in all three concepts. The Company continued to make progress increasing the IMU in Hollister, where IMU improved over 500 basis points versus the first quarter of 2002.

The markdown rate was lower for the first quarter of 2003 than the first quarter of 2002 due to the Company's decision to have fewer in-store promotions and to not anniversary first quarter 2002's direct mail promotions.

The increase in buying and occupancy costs, as a percent of net sales, reflected the inability to leverage fixed costs such as rent, depreciation and other real estate related charges due to a comp store decrease.

The Company ended the first quarter of 2003 with inventories up 7% per gross square foot versus the first quarter of 2002 at cost.

General, Administrative and Store Operating Expenses

The first quarter 2003 general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 25.4% compared to 24.8% in the first quarter of 2002. The increase in rate, versus 2002, resulted primarily from an increase in store expenses as a percentage of net sales due to the inability to leverage payroll due to lower sales per average store.

During the first quarter of 2003, store payroll hours were reduced by 1% per average Abercrombie & Fitch adult store but increased by 1% per average kids store. Store payroll hours were increased in Hollister reflecting the strong increase in volume per store. The control of payroll hours helped mitigate the effect of negative comps on the store expense rate.

Efficiencies were recognized in the distribution center and in the direct business. During the first quarter of fiscal 2003, productivity, as measured in units processed per labor hour in the distribution center, was 38% higher than the first quarter of 2002. This improvement was on top of a 50% improvement in the first quarter of 2002 compared to the first quarter of 2001. For the quarter, more units were processed than the comparable period in 2002 with 24% fewer labor hours.

In the first quarter of 2003, fulfillment costs per order in the direct business were down by over 30% compared to the first quarter of 2002.

Operating Income

The operating income rate (operating income divided by net sales) was 11.6% for the first quarter of fiscal 2003 compared to 11.8% for the same period in 2002. The decline is primarily due to higher general, administrative and store operating expenses partially offset by the gross income rate increase.

Interest Income and Income Tax Expense

First quarter net interest income was $1.0 million in 2003 as compared with net interest income of $0.9 million for the comparable period in 2002.

The effective tax rate for the first quarter of 2003 was 38.1% as compared to 38.5% for 2002's comparable period. The reduction in the rate was primarily due to greater use of tax-free investments in the first quarter of 2003 as compared to the first quarter of 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                   May 3,                  February 1,
                                    2003                      2003
                                 ----------                ----------
Working capital                  $  414,781                $  389,686
                                 ==========                ==========
Capitalization:
  Shareholders' equity           $  787,058                $  749,527
                                 ==========                ==========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $15.6 million for the thirteen weeks ended May 3, 2003 versus $29.1 million in the comparable period of 2002. Cash was provided primarily by current year net income adjusted for depreciation and amortization.

Uses of cash primarily consisted of increased cash outflows in income taxes payable and accounts payable and accrued expenses.

The use of cash related to income taxes was due to the change in methodology used to make estimated tax payments during 2002. This change affected the timing of payments relating to 2002. This was partially offset by an increase in deferred income taxes during the quarter primarily due to differences in tax and book depreciation methods.

A use of cash also resulted from the decrease in accounts payable, which was primarily due to the timing of payments. This was partially offset by increases in accrued expenses, such as payroll and property taxes, related primarily to the growth in the store base.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Captial Expenditures" section below) related primarily to new stores. Cash inflows from investing activities consisted of maturities of marketable securities. As of May 3, 2003, the Company held no marketable securities with original maturities of greater than 90 days.

Financing activities consisted primarily of stock option exercises and restricted stock issuances. No shares were repurchased during the first quarter of 2003 or 2002. As of May 3, 2003, A&F was authorized to repurchase up to 5,000,000 shares under the current stock repurchase program.

In the first quarter of 2002, the Company had available a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement"). The Company also had a $75 million facility for trade letters of credit.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "New Credit Agreement"), which replaced both the Old Credit Agreement and the trade letter of credit facility. Additional details regarding the New Credit Agreement can be found in the Notes to Condensed Consolidated Financial Statements (Note 8).

Letters of credit totaling approximately $39.1 million were outstanding under the New Credit Agreement at May 3, 2003. Letters of credit totaling approximately $34.8 million were outstanding under the trade letter of credit facility at May 4, 2002. No borrowings were outstanding under either the New Credit Agreement at May 3, 2003 or the Old Credit Agreement at May 4, 2002.

The Company has standby letters of credit in the amount of $4.7 million that expire during the 2003 fiscal year but automatically renew for a period of one year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition into bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by concept were as follows:

                                    May 3, 2003                   May 4, 2002
                                    -----------                   -----------
                            Number of    Gross Square     Number of     Gross Square
                             Stores    Feet (thousands)    Stores     Feet (thousands)
                            ---------  ----------------   ---------   ----------------
Abercrombie & Fitch           342           3,053            311           2,815
abercrombie                   165             731            153             683
Hollister Co.                  95             608             43             274
                              ---           -----            ---           -----
Total                         602           4,392            507           3,772
                              ===           =====            ===           =====

Capital Expenditures

The cash outlay for capital expenditures totaled $16.4 million and $25.3 million for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The noncash accrual for construction in progress increased $10.8 million in the first quarter of 2003 and $4.8 million in the first quarter of 2002. Capital expenditures related to new stores, including the noncash accrual for construction in progress, accounted for approximately $16 million during the first quarter of 2003. The balance of capital expenditures related primarily to improvements in the distribution center and information technology expenditures for a new point of sale system.

The Company anticipates spending $120 to $130 million in 2003 for capital expenditures, of which $70 to $80 million will be for new stores construction. The balance of capital expenditures primarily relates to infrastructure investments. The Company intends to add approximately 726,000 gross square feet in 2003, which will represent a 17% increase over year-end 2002. It is anticipated the increase will result from the addition of approximately 20 new Abercrombie & Fitch stores, 10 new abercrombie stores and 80 new Hollister Co. stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores to be opened in 2003 will approximate $630,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $330,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores to be opened in 2003 will approximate $485,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister Co. stores to be opened in 2003 will approximate $650,000 per store, after giving effect to landlord allowances. In addition, inventory purchases are expected to average approximately $230,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its credit agreement to support operations.

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (Note 2). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

Inventory Valuation - Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Income Taxes - At the end of each interim period, the Company makes its best estimate of the base effective tax rate expected to be applicable for the full fiscal year. This base rate is adjusted on a quarterly basis for the effect of the tax-free investments.

Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was effective February 2, 2003 for the Company. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset.

Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of SFAS No. 143 had no impact on the Company's results of operations or its financial position.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement).

Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions are effective for the first quarter of 2003 and have been adopted by the Company (Note 3).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of May 3, 2003 has not significantly changed since February 1, 2003. A&F's market risk profile as of February 1, 2003 is disclosed in Item 7A - Quantitative and Qualitative Disclosures about Market Risk of A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, A&F management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation to ensure that material information relating to the Company is made known to them, particularly during the period for which this Quarterly Report on Form 10-Q has been prepared. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is a defendant in lawsuits arising in the ordinary course of business.

On January 13, 1999, a complaint was filed against many national retailers in the United States District Court for the Central District of California. The complaint (1) purported to be filed on behalf of a class of unnamed garment workers, (2) related to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company, some of which have sold goods to the Company, and (3) sought injunctive, unspecified monetary damages and other relief. On September 29, 1999, the action was transferred to the United States District Court for the District of Hawaii. Thereafter, the plaintiffs moved for leave to amend their complaint to add A&F and others as additional defendants. That motion was granted and, on April 28, 2000, an amended complaint was filed which added A&F and others as defendants, but did not otherwise substantively alter either the claims alleged or the relief sought by the plaintiffs. A&F joined with other retailer defendants in moving to dismiss the amended complaint. Certain of the other defendants also moved to transfer the action to Saipan. On June 23, 2000, the District Court of Hawaii ordered the case to be transferred to the United States District Court for the Northern Mariana Islands. Plaintiffs filed a Petition for Writ of Mandamus challenging the transfer and on March 22, 2001, the Ninth Circuit Court of Appeals issued an order denying the Petition for Writ of Mandamus, thus allowing the case to be transferred to the United States District Court for the Northern Mariana Islands. The defendants' motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was denied in part and granted in part on November 26, 2001. As to the partial granting of the motion, the Court also granted the plaintiffs leave to amend to cure any pleading defects in a second amended complaint. Plaintiffs filed their motion for class certification on December 13, 2001 and their second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, on December 17, 2001. The motion for class certification was heard on February 14, 2002. The motion for preliminary approval of settlement as to certain other retailer defendants was also heard the same date. A motion to dismiss the second amended complaint was heard on March 19, 2002. On May 10, 2002, the Court granted in part and denied in part the motion to dismiss the second amended complaint as to the remaining RICO claim and granted the motion to dismiss the second amended complaint as to the Common Law Peonage claim, the Anti-Peonage statutory claim, and the Alien Tort Claims Act claim. Plaintiffs were given leave to file a third amended complaint. The motions for class certification and preliminary approval of settlement as to certain other retailer defendants were also granted. A third amended complaint was filed on July 25, 2002. On April 24, 2003, the United States District Court for the Northern Mariana Islands entered a Final Judgment and Order of Dismissal approving settlement and dismissing the action against the Company with prejudice.

A&F is aware of 20 actions that have been filed against A&F and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch

Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F's securities, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. A&F and other defendants filed motions to dismiss the Amended Complaint on February 14, 2001.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, A&F held its annual meeting of shareholders at Abercrombie & Fitch Headquarters, 6301 Fitch Path, New Albany, Ohio. At such meeting, Messrs. Michael S. Jeffries and John W. Kessler were re-elected to A&F's Board of Directors, each to serve for a three-year term expiring in 2006. The vote on the election of directors was as follows:

                                For              Withheld       Broker Non-Votes
                             ----------         ----------      ----------------
Michael S. Jeffries          85,303,761          5,968,222             0

John W. Kessler              55,832,297         35,512,526             0

The following individuals also continue to serve on the Board of Directors:
Messrs. Russell M. Gertmenian, John A. Golden, Archie M. Griffin, Seth R. Johnson and Sam N. Shahid, Jr. and Ms. Kathryn D. Sullivan, Ph.D.

Item 5.  OTHER INFORMATION

The Abercrombie & Fitch Co. Savings and Retirement Plan (the "401(k) Plan") was subject to a "blackout period," as defined in Regulation BTR - Blackout Trading Restriction, because of the transfer in the administration of the 401(k) Plan from Merrill Lynch to Fidelity Investments. The blackout period commenced on April 4, 2003 (at 4:00 p.m. EST) and ended May 5, 2003. During the blackout period, participants in the 401(k) Plan were unable to change the amount of their payroll deductions, request distributions or modify their investment elections.

The shares of Class A Common Stock of A&F, which constitute the only outstanding equity securities of A&F, were subject to the blackout period. A&F's executive officers and directors were subject to the trading prohibitions imposed by
Section 306(a) of the Sarbanes-Oxley Act of

2002 in respect of the Class A Common Stock (and derivative securities related to the Class A Common Stock).

The person designated by A&F to respond to inquiries about the blackout period was Scott Sterling, Sr. Director of Compensation and Benefits, c/o Abercrombie & Fitch Co., 6301 Fitch Path, New Albany, Ohio 43054, telephone number (614) 283-6831.

Because A&F was involved in determining the blackout period, no notification was required to be given of the blackout period from the administrator of the 401(k) Plan to A&F, as required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974.

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

                  10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the year ended January 29, 2000. (File No. 1-12107)

                  10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the year ended February 1, 2003. (File No. 1-12107)

                  10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003).

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

                  10.7 Abercrombie & Fitch Co. Directors' Deferred Compensation Plan (as amended and restated May 22,
                           2003).

                  10.8 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement
                           Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit
                           10.9 to A&F's Annual Report on Form 10-K for the year ended February 1, 2003. (File No. 1-12107)

                  10.9 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors.

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On February 12, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated February 11, 2003, reporting under "Item 9. Regulation FD Disclosure," that on January 30, 2003, A&F had entered into an Amended and Restated Employment Agreement with Michael S. Jeffries, the Chairman and Chief Executive Officer of A&F.

     On May 8, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated May 8, 2003, reporting under "Item 9. Regulation FD Disclosure," that on May 8, 2003, A&F issued a new release reporting net sales for the four-week period ended May 3, 2003 and the fiscal year-to-date.

     On May 13, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated May 13, 2003, reporting under "Item 9. Regulation FD Disclosure," (which information was also deemed provided under "Item 12. Results of Operations and Financial Condition") that on May 13, 2003, A&F issued a news release reporting earnings for the fiscal quarter ended May 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABERCROMBIE & FITCH CO.
                                            (Registrant)

                                          By /S/ Wesley S. McDonald
                                             -------------------------------
                                             Wesley S. McDonald,
                                             Vice President and Chief
                                             Financial Officer*

Date: June 12, 2003

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003                 /S/ Michael S. Jeffries
                                    --------------------------------------------
                                    Printed Name: Michael S. Jeffries
                                    Title:  Chairman and Chief Executive Officer

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003             /S/ Wesley S. McDonald
                                ------------------------------------------------
                                Printed Name: Wesley S. McDonald
                                Title:  Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                            Document
-----------   -------------------------------------------------------------
   10.4       Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as
              amended and restated May 22, 2003).

   10.7       Abercrombie & Fitch Co. Directors' Deferred Compensation Plan
              (as amended and restated May 22, 2003).

   10.9       Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate
              Directors.

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