Form 10-Q
period 2003-08-02
ABERCROMBIE & FITCH CO /DE/
filed 2003-09-12
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 1-12107

                            ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    6301 Fitch Path, New Albany, OH                        43054
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (614) 283-6500

                                 Not Applicable
 -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock                  Outstanding at September 5, 2003
------------------------                ----------------------------------
     $.01 Par Value                              96,696,893 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
Part I. Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen and Twenty-Six Weeks Ended
                  August 2, 2003 and August 3, 2002...............................................             3

         Condensed Consolidated Balance Sheets
                  August 2, 2003 and February 1, 2003.............................................             4

         Condensed Consolidated Statements of Cash Flows
              Twenty-Six Weeks Ended
                  August 2, 2003 and August 3, 2002...............................................             5

         Notes to Condensed Consolidated Financial Statements.....................................             6

         Report of Independent Accountants ........................................................           12

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................            13

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................            22

     Item 4.   Controls and Procedures............................................................            23

Part II. Other Information

     Item 1.   Legal Proceedings..................................................................            24

     Item 6.   Exhibits and Reports on Form 8-K...................................................            25

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                   Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                               -----------------------------     -----------------------------
                                                                 August 2,        August 3,        August 2,        August 3,
                                                                   2003             2002             2003             2002
                                                               ------------     ------------     ------------     ------------
NET SALES                                                      $    355,719     $    329,154     $    702,442     $    641,946

     Cost of Goods Sold, Occupancy and Buying Costs                 211,386          197,280          429,921          395,643
                                                               ------------     ------------     ------------     ------------
GROSS INCOME                                                        144,333          131,874          272,521          246,303

     General, Administrative and Store Operating
         Expenses                                                    88,716           82,304          176,614          159,746
                                                               ------------     ------------     ------------     ------------
OPERATING INCOME                                                     55,617           49,570           95,907           86,557

     Interest Income, Net                                              (861)            (731)          (1,852)          (1,603)
                                                               ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                                           56,478           50,301           97,759           88,160

     Provision for Income Taxes                                      21,660           19,160           37,390           33,730
                                                               ------------     ------------     ------------     ------------
NET INCOME                                                     $     34,818     $     31,141     $     60,369     $     54,430
                                                               ============     ============     ============     ============
NET INCOME PER SHARE:

     BASIC                                                     $       0.36     $       0.32     $       0.62     $       0.55
                                                               ============     ============     ============     ============
     DILUTED                                                   $       0.35     $       0.31     $       0.60     $       0.53
                                                               ============     ============     ============     ============
WEIGHTED-AVERAGE SHARES OUTSTANDING:

     BASIC                                                           97,186           98,764           97,410           98,894
                                                               ============     ============     ============     ============
     DILUTED                                                        100,128          101,465          100,542          101,879
                                                               ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                                                  August 2,          February 1,
                                                                                    2003                2003
                                                                                -------------       ------------
ASSETS                                                                          (Unaudited)

CURRENT ASSETS:
  Cash and Equivalents                                                          $     385,187       $    391,035
  Marketable Securities                                                                     -             10,000
  Receivables                                                                          11,520             10,462
  Inventories                                                                         199,581            144,218
  Store Supplies                                                                       28,515             25,671
  Other                                                                                20,612             19,770
                                                                                -------------       ------------

TOTAL CURRENT ASSETS                                                                  645,415            601,156

PROPERTY AND EQUIPMENT, NET                                                           426,191            392,941

OTHER ASSETS                                                                              607                725
                                                                                -------------       ------------
TOTAL ASSETS                                                                    $   1,072,213       $    994,822
                                                                                =============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                              $      79,746       $     50,153
  Accrued Expenses                                                                    143,811            120,438
  Income Taxes Payable                                                                 25,798             40,879
                                                                                -------------       ------------

TOTAL CURRENT LIABILITIES                                                             249,355            211,470

DEFERRED INCOME TAXES                                                                  28,872             20,781

OTHER LONG-TERM LIABILITIES                                                            16,351             13,044

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value: 150,000,000 shares authorized,
      96,438,443 and 97,268,877 shares outstanding at August 2, 2003 and
      February 1, 2003, respectively                                                    1,033              1,033
  Paid-In Capital                                                                     142,952            142,577
  Retained Earnings                                                                   774,844            714,475
                                                                                -------------       ------------
                                                                                      918,829            858,085
  Less: Treasury Stock, at Average Cost   .                                          (141,194)          (108,558)
                                                                                -------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                                            777,635            749,527
                                                                                -------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   1,072,213       $    994,822
                                                                                =============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                    Twenty-Six Weeks Ended
                                                                                    ----------------------
                                                                                August 2,            August 3,
                                                                                  2003                 2002
                                                                                ---------            ---------
OPERATING ACTIVITIES:
  Net income                                                                    $  60,369            $  54,430

  Impact of Other Operating Activities on Cash Flows:
      Depreciation and Amortization                                                31,462               26,309
      Noncash Charge for Deferred Compensation                                      2,669                1,300
      Changes in Assets and Liabilities:
         Inventories                                                              (55,363)             (70,686)
         Accounts Payable and Accrued Expenses                                     34,165               40,662
         Income Taxes                                                              (1,572)               8,897
         Other Assets and Liabilities                                                (192)              (3,729)
                                                                                ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          71,538               57,183
                                                                                ---------            ---------
INVESTING ACTIVITIES:
  Capital Expenditures                                                            (49,323)             (44,255)
  Proceeds from Maturities of Marketable Securities                                10,000               71,220
                                                                                ---------            ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                              (39,323)              26,965
                                                                                ---------            ---------
FINANCING ACTIVITIES:
  Stock Option Exercises and Other                                                 13,183                  791
  Purchases of Treasury Stock                                                     (51,246)             (23,569)
                                                                                ---------            ---------
NET CASH USED FOR FINANCING ACTIVITIES                                          $ (38,063)           $ (22,778)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (5,848)              61,370
Cash and Equivalents, Beginning of Year                                           391,035              167,664
                                                                                ---------            ---------
CASH AND EQUIVALENTS, END OF PERIOD                                             $ 385,187            $ 229,034
                                                                                =========            =========
SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Construction Allowance Receivables                                            $   9,550            $   8,317
                                                                                =========            =========
  Accrual for Construction in Progress                                          $  29,196            $  13,135
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

         The condensed consolidated financial statements as of August 2, 2003 and for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The condensed consolidated financial statements as of August 2, 2003 and for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

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

         Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of 2003 and have been adopted by the Company (see Note 3).

         Emerging Issues Task Force ("EITF") 03-03 issued "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," which discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus will be effective for new insurance contracts entered into beginning with the third quarter of fiscal 2003. The Company is in the process of evaluating the impact of this issue.

3.       STOCK-BASED COMPENSATION

         The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options for the thirteen and twenty-six week periods ended August 2, 2003, and August 3, 2002 had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

(Thousands except per share amounts)

                                                                   Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                               ---------------------------       --------------------------
                                                                August 2,        August 3,        August 2,       August 3,
                                                                  2003             2002             2003            2002
                                                               ----------       ----------       ----------       ---------
Net income:
     As reported                                               $   34,818       $   31,141       $   60,369       $  54,430

     Stock-based compensation expense included in
     reported net income, net of tax                                  854              446            1,649             801

     Stock-based compensation expense determined under
     fair value based method, net of tax(1)                        (6,507)          (6,872)         (12,862)        (13,370)
                                                               ----------       ----------       ----------       ---------
     Pro forma                                                 $   29,165       $   24,715       $   49,156       $  41,861
                                                               ==========       ==========       ==========       =========
Basic earnings per share:
     As reported                                               $     0.36       $     0.32       $     0.62       $    0.55
     Pro forma                                                 $     0.30       $     0.25       $     0.50       $    0.42

Diluted earnings per share:
     As reported                                               $     0.35       $     0.31       $     0.60       $    0.53
     Pro forma                                                 $     0.29       $     0.25       $     0.50       $    0.42

(1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented.

         The pro forma effect on net income for the second quarters of fiscal 2003 and fiscal 2002 is not representative of the pro forma effect on net income in future years because it takes into consideration pro forma compensation expense related only to those grants made through the second quarter of fiscal 2003.

         The weighted-average fair value of all options granted during the second quarter of fiscal 2003 and fiscal 2002 was $13.98 and $12.07, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which is included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: no expected dividends in 2003 and 2002; price volatility of 63% in 2003 and 53% in 2002; risk-free interest rates of 2.9% in 2003 and 4.3% in 2002; assumed forfeiture rates of 23% and 15% in 2003 and 2002, respectively; and expected lives of 4 years in 2003 and 2002.

4.       EARNINGS PER SHARE

         Weighted-Average Shares Outstanding (in thousands):

                                                                   Thirteen Weeks Ended
                                                                   --------------------
                                                                 August 2,      August 3,
                                                                   2003           2002
                                                                 --------       ---------
Shares of Class A Common Stock issued                             103,300        103,300
Treasury shares                                                    (6,114)        (4,536)
                                                                  -------        -------
Basic shares                                                       97,186         98,764
Dilutive effect of options and restricted shares                    2,942          2,701
                                                                  -------        -------
Diluted shares                                                    100,128        101,465
                                                                  =======        =======

                                                                  Twenty-Six Weeks Ended
                                                                  ----------------------
                                                                 August 2,      August 3,
                                                                   2003           2002
                                                                 --------       ---------
Shares of Class A Common Stock issued                             103,300        103,300
Treasury shares                                                    (5,890)        (4,406)
                                                                  -------        -------
Basic shares                                                       97,410         98,894
Dilutive effect of options and restricted shares                    3,132          2,985
                                                                  -------        -------
Diluted shares                                                    100,542        101,879
                                                                  =======        =======

         Options to purchase 6,035,217 and 5,760,715 shares of Class A Common Stock during the thirteen and twenty-six weeks ended August 2, 2003, respectively, and 9,443,000 and 6,209,000 shares during the thirteen and twenty-six weeks ended August 3, 2002, respectively, were outstanding but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):

                                                                 August 2,      February 1,
                                                                   2003            2003
                                                                ----------      -----------
Property and equipment, at cost                                 $ 639,466       $  585,642
Accumulated depreciation and amortization                        (213,275)        (192,701)
                                                                ---------       ----------
Property and equipment, net                                     $ 426,191       $  392,941
                                                                =========       ==========

7.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 2, 2003 and August 3, 2002 approximated $39.6 million and $24.4 million, respectively.

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

         Letters of credit totaling approximately $56 million were outstanding under the New Credit Agreement at August 2, 2003. Letters of credit totaling approximately $44 million were outstanding under the $75 million facility for the issuance of trade letters of credit at August 3, 2002. No borrowings were outstanding under the New Credit Agreement at August 2, 2003 or under the Old Credit Agreement at August 3, 2002.

9.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 were approximately $0.5 million and $1.0 million, respectively, in both periods. These amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

10.      CONTINGENCIES

         The Company is involved in a number of legal proceedings. The Company accrues amounts related to legal matters if reasonably estimable.
         The Company does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

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

         The Company enters into agreements with professional services firms, in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnification agreements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. (the "Company") and its subsidiaries as of August 2, 2003 and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 1, 2003, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
August 12, 2003

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the second quarter of the 2003 fiscal year, net sales increased 8% to $355.7 million from $329.2 million in the second quarter of 2002. Operating income improved to $55.6 million in the second quarter of 2003 from $49.6 million in the second quarter of 2002. A&F recorded its 44th consecutive comparable quarter of record earnings as net income increased to $34.8 million in the second quarter of 2003 as compared to $31.1 million in the second quarter of 2002. Earnings per diluted share were $.35 in the second quarter of 2003 compared to $.31 in the second quarter of 2002.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and twenty-six week periods ending August 2, 2003, and August 3, 2002, expressed as a percentage of net sales:

                                           Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                      -----------------------------      ---------------------------
                                        August 2,        August 3,        August 2,       August 3,
                                          2003             2002             2003            2002
                                      ------------     ------------      -----------     -----------
NET SALES                                100.0%           100.0%           100.0%          100.0%
Cost of Goods Sold, Occupancy and
 Buying Costs                             59.4             59.9             61.2            61.6
                                       -------            -----           ------           -----

GROSS INCOME                              40.6             40.1             38.8            38.4
General, Administrative and Store
 Operating Expenses                       24.9             25.0             25.1            24.9
                                       -------            -----           ------           -----

OPERATING INCOME                          15.6             15.1             13.7            13.5
Interest Income, Net                      (0.2)            (0.2)            (0.3)           (0.2)
                                       -------            -----           ------           -----

INCOME BEFORE INCOME TAXES                15.9             15.3             13.9            13.7
Provision for Income Taxes                 6.1              5.8              5.3             5.3
                                       -------            -----           ------           -----

NET INCOME                                 9.8%             9.5%             8.6%            8.5%
                                       =======            =====           ======           =====

Financial Summary

The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended August 2, 2003 to the comparable fiscal 2002 periods:

                                             Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                      ----------------------------------       --------------------------------
                                      August 2,      August 3,                 August 2,     August 3,
                                        2003           2002       Change         2003          2002      Change
                                      --------       --------     ------       --------      --------    ------
Decrease in comparable store
 sales                                       (8)%           (5)%                      (7)%          (6)%

Retail sales increase
 attributable to new and
 remodeled stores, magazine,
 catalogue and Web sites                     16%            23%                       16%           24%

Retail sales per average gross
 square foot                          $      76      $      82     (7)%        $     151     $     161    (6)%

Retail sales per average store
 (thousands)                          $     554      $     607     (9)%        $   1,097     $   1,195    (8)%

Average store size at end of
 quarter (gross square feet)              7,261          7,386     (2)%

Gross square feet at end of
 quarter (thousands)                      4,538          3,937     15%

Number of stores and
 gross square feet by concept:

Abercrombie & Fitch:

   Stores at beginning of period            342            311                       340           309
      Opened                                  6              6                         9            10
      Closed                                 (2)            (1)                       (3)           (3)
                                      ---------      ---------                 ---------     ---------

   Stores at end of period                  346            316                       346           316
                                      =========      =========                 =========     =========

   Gross square feet at end of
      period (thousands)                  3,082          2,852
                                      =========      =========

abercrombie:

   Stores at beginning of period            165            153                       164           148
      Opened                                  2              4                         3             9
      Closed                                  -              -                         -             -
                                      ---------      ---------                 ---------     ---------

   Stores at end of period                  167            157                       167           157
                                      =========      =========                 =========     =========

   Gross square feet at end of
      period (thousands)                    739            701
                                      =========      =========

Hollister Co.:

   Stores at beginning of period             95             43                        93            34
      Opened                                 17             17                        19            27
      Closed                                  -              -                         -            (1)
                                      ---------      ---------                 ---------     ---------

   Stores at end of period                  112             60                       112            60
                                      =========      =========                 =========     =========

   Gross square feet at end of
      period (thousands)                    717            384
                                      =========      =========

Net Sales

Second Quarter 2003

Net sales for the second quarter of 2003 were $355.7 million, up 8% over last year's second quarter net sales of $329.2 million. The increase was due to the addition of new stores offset by an 8% decline in comparable store sales ("comps"), defined as sales in stores that have been open for at least one year.

By merchandise concept, Hollister continued to show strong momentum, achieving high-teen positive comps for the quarter. Comps were positive in both mens and womens in Hollister. Second quarter comps for Abercrombie & Fitch were negative in the low-double-digits largely due to a continuing very difficult men's business. Comps in the abercrombie kids' business, during the second quarter, were slightly negative overall, with girls positive and boys negative.

By region, second quarter comps were strongest on the West Coast and in Florida and weakest in the Midwest.

The Company's strategy of protecting the brand image resulted in no direct mail promotions during the second quarter of 2003. This was opposed to last year's second quarter where a significant amount of direct mail was used to drive the back-to-school business. The strategy improved merchandise margins and average retail selling prices during the second quarter of 2003 as compared to the second quarter of 2002, but at the expense of comps and transactions per store. For the Abercrombie & Fitch adult business, the average dollar sale increased 6% in the second quarter of 2003 compared to the second quarter of 2002, with transactions per average store down 15%.

From a merchandising standpoint, womens and girls continued to drive the business across all three concepts and represented approximately 64% of total net sales for the second quarter of 2003. In Abercrombie & Fitch, women's bottoms continued to perform well with strong comps in pants, skirts and shorts. The better performing categories for mens were woven shirts, t-shirts and personal care.

In the kids' business, woven tops, skirts, sweats and pants were the strongest girls' classifications during the second quarter. In boys, graphic t-shirts and shorts performed well.

In Hollister, the best performing girls' classifications during the second quarter were graphic knits, skirts, woven shirts and sweats. In guys, woven shirts, graphic t-shirts, pants and shorts performed very well.

Sales from the e-commerce business grew by approximately 43% during the second quarter of 2003 as compared to the second quarter of 2002. The Company launched the Hollister e-commerce site at the beginning of July 2003. The direct business, which includes the Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites, accounted for 4.5% and 4.1% of net sales in the second quarter of each of 2003 and 2002, respectively.

Year-to-Date 2003

Year-to-date net sales in 2003 were $702.4 million, an increase of 9%, from $641.9 million for the same period in 2002. The net sales increase was attributable to the net addition of 92 stores offset by a 7% comparable store sales decrease.

Year-to-date comps by merchandise concept were as follows: Abercrombie & Fitch comps declined in high-single digits while the kids' business had a mid-single-digit decline. Hollister year-to-date comps were positive high-teens.

The women's business in each concept continued to be more significant than mens. Year-to-date, womens and girls represented approximately 64% of net sales for each of the Abercrombie & Fitch and kids' businesses. Womens had a low-single-digit decline in comps year-to-date while girls had positive mid-single-digit comps. Hollister girls represented 68% of year-to-date net sales and had positive comps in the mid-twenties.

The e-commerce business (including the Hollister e-commerce site) grew by approximately 27% during the year-to-date period as compared to last year. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.6% of 2003 year-to-date net sales as compared to 4.7% last year.

Gross Income

Second Quarter 2003

The gross income rate (gross income divided by net sales) increased to 40.6% during the second quarter of 2003 from 40.1% for the same period in 2002. The increase largely resulted from higher initial markup (IMU) and a slightly lower markdown rate, partially offset by an increase in buying and occupancy costs, as a percentage of net sales.

The Company continued to make progress in sourcing merchandise which resulted in IMU improvement in all three concepts. Improvement was most dramatic in Hollister and kids.

The increase in buying and occupancy costs, as a percentage of net sales, reflects the inability to leverage fixed costs such as rent, depreciation and other real estate related charges with a comp store decrease.

The markdown rate for the second quarter of 2003 was lower than the same period last year due to tight control of inventory levels and a reduced level of promotional activity. This year, the Company did not anniversary a direct mail promotion that had a significant impact on July and early August 2002 business for Abercrombie & Fitch and abercrombie.

The Company ended the second quarter of 2003 with inventories at cost down 4% per gross square foot versus the second quarter of 2002.

Year-to-Date 2003

The year-to-date gross income rate increased to 38.8% from 38.4% for the comparable period in 2002. The increase was attributable to an increase in IMU and a lower markdown rate, partially offset by an increase in buying and occupancy costs, as a percentage of net sales.

The aforementioned improved sourcing of merchandise has been an important factor in improving the IMU in all three concepts. Improvement was most dramatic in Hollister and kids.

The markdown rate was lower for the year-to-date 2003 than the comparable period in 2002 due to the Company's decision to have fewer in-store promotions and to not anniversary the 2002 year-to-date direct mail promotions.

Buying and occupancy costs year-to-date increased over the comparable period in 2002, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store.

General, Administrative and Store Operating Expenses

Second Quarter 2003

The general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 24.9% in the second quarter of 2003 compared to 25.0% in last year's second quarter. The improvement reflects lower expenses for incentive compensation, marketing and the distribution center. Offsetting these improvements were higher store and legal expenses.

Marketing expenses for the second quarter of 2003 dropped, as a percentage of net sales, versus last year due to savings in printing and postage costs resulting from the elimination of second quarter and back-to-school direct mail campaigns.

Incentive compensation expense was reduced in the second quarter of 2003 versus the comparable period last year as the rate of growth in net income was less than what was achieved in last year's second quarter.

The distribution center continued to make a major contribution to the Company's success in expense control. During the second quarter of 2003, distribution center productivity, as measured in units processed per labor hour, was 29% higher than the comparable period last year. This was on top of more than a 50% improvement in the second quarter of 2002 compared to the second quarter of 2001. For the quarter, a similar number of units were processed with 25% fewer labor hours than the comparable period in 2002.

During the quarter, average payroll hours were reduced by 6% per store in Abercrombie & Fitch and 3% in abercrombie. These cuts did not fully offset the comps decrease resulting in an overall increase of store expenses as a percentage of net sales.

Legal expenses for the second quarter of 2003 increased versus the comparable period last year as the Company reserved expected defense costs for pending litigation. The incremental impact of these legal charges, as compared to the prior year, was approximately $.02 in earnings per share for the second quarter of 2003.

Year-to-Date 2003

The general, administrative and store operating expense rate was 25.1% and 24.9% for the year-to-date periods in 2003 and 2002, respectively.

The increased rate in 2003 resulted primarily from a drop in sales per average store that could not be fully offset by lower payroll hours per average store. Additionally, legal expenses increased in the 2003 year-to-date period compared to 2002 due to the previously mentioned reserves for pending litigation. Partially offsetting these costs were improvements in distribution center productivity, reduced fulfillment costs and reduced marketing expenses, as a percentage of net sales, due to savings from the lack of direct mail campaigns in 2003.

Operating Income

The second quarter and year-to-date operating income rates (operating income divided by net sales) were 15.6% and 13.7% in 2003, up from 15.1% and 13.5% for the comparable periods in 2002. The increase in operating income rates in these periods was a result of increased gross income rates. A slightly lower general, administrative and store operating expense rate in the second quarter of 2003, versus the same period in 2002, also contributed to the second quarter operating income rate increase. Higher general, administrative and store operating expense rates in the 2003 year-to-date period, compared to the same period in 2002, partially offset the 2003 increased gross income rate.

Interest Income and Income Tax Expense

Second quarter and year-to-date net interest income was $0.9 million and $1.9 million, respectively, in 2003 as compared to net interest income of $0.7 million and $1.6 million, respectively, for the second quarter and year-to-date periods last year. The Company continued to invest in tax-free securities.

The effective tax rate for the second quarter was 38.4% as compared to 38.1% for 2002's comparable period. Enacted state tax legislation in several states was the primary cause of the rate increase. Year-to-date 2003, the effective tax rate was 38.2% compared with 38.3% in the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                       August 2,          August 3,
                                                         2003               2002
                                                      -----------       ------------
Working capital                                       $   396,060       $    246,509
                                                      ===========       ============

Capitalization:
   Shareholders' equity                               $   777,635       $    626,182
                                                      ===========       ============

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $71.5 million for the twenty-six weeks ended August 2, 2003 versus $57.2 million in the comparable period of 2002. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from increases in accounts payable and accrued expenses.

Accounts payable increased as a result of the overall increase in inventories supporting the continued growth of the business. The Company ended the second quarter 2003 with inventories down 4% per gross square foot compared to last year's second quarter and intends to remain conservative in future inventory commitments.

Accrued expenses also increased for items such as payroll and property taxes related to the continued growth and development of the business. In addition, legal expenses increased as the Company reserved expected defense costs for pending litigation.

Uses of cash consisted mostly of increases in inventory. Although inventories were down on a gross square footage basis to last year at quarter end, the total inventory balance increased as a result of a 15% increase in gross square feet.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores. Cash inflows from investing activities consisted of maturities of marketable securities. As of August 2, 2003, the Company held no marketable securities with original maturities of greater than 90 days.

Financing activities consisted primarily of the repurchase of 1.9 million shares of A&F's Class A Common Stock pursuant to a previously authorized stock repurchase program. As of August 2, 2003, there were 3.1 million shares which could still be purchased as part of the 5 million share repurchase authorization. In addition to stock repurchases, financing activities in the second quarter of 2003 consisted of stock option exercises and restricted stock issuances.

In the second quarter of 2002, the Company had available a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement"). The Company also had a $75 million facility for trade letters of credit.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "New Credit Agreement"), which replaced both the Old Credit Agreement and the trade letter of credit facility. Additional details regarding the New Credit Agreement can be found in the Notes to Condensed Consolidated Financial Statements (Note 8).

Letters of credit totaling approximately $56 million were outstanding under the New Credit Agreement at August 2, 2003. Letters of credit totaling approximately $44 million were outstanding under the trade letter of credit facility at August 3, 2002. No borrowings were outstanding under either the New Credit Agreement at August 2, 2003 or the Old Credit Agreement at August 3, 2002.

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

Store Count and Gross Square Feet

Store count and gross square footage by concept were as follows:

                                             August 2, 2003                   August 3, 2002
                                      -----------------------------    -----------------------------
                                      Number of      Gross Square      Number of      Gross Square
                                       Stores      Feet (thousands)     Stores      Feet (thousands)
                                      ---------    ----------------    ---------    ----------------
Abercrombie & Fitch                      346            3,082             316            2,852
abercrombie                              167              739             157              701
Hollister Co.                            112              717              60              384
                                         ---            -----             ---            -----
Total                                    625            4,538             533            3,937
                                         ===            =====             ===            =====

Capital Expenditures

The cash outlay for capital expenditures totaled $49.3 million and $44.3 million for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. The noncash accrual for construction in progress increased $16.5 million in 2003 and $13.1 million in 2002. The majority of capital expenditures related to new stores during the first twenty-six weeks of 2003. The balance of capital expenditures related primarily to the construction of additional home office space to accommodate the growth of Hollister, improvements in the distribution center and information technology expenditures for a new point of sale system.

The Company anticipates spending $120 to $125 million in 2003 for capital expenditures, of which $65 to $70 million will be for new store construction. The balance of capital expenditures primarily relates to infrastructure investments. The Company intends to add approximately 719,000 gross square feet in 2003, which will represent a 16% increase over year-end 2002. It is anticipated the increase will result from the addition of approximately 19 new Abercrombie & Fitch stores, 9 new abercrombie stores and 80 new Hollister Co. stores.

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

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under the New Credit Agreement to support operations.

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

Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of 2003 and have been adopted by the Company (see Note 3).

Emerging Issues Task Force ("EITF") 03-03 issued "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," which discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus will be effective for new insurance contracts entered into beginning with the third quarter of fiscal 2003. The Company is in the process of evaluating the impact of this issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of August 2, 2003 has not significantly changed since February 1, 2003. A&F's market risk profile as of February 1, 2003 is disclosed in Item 7A - Quantitative and Qualitative Disclosures about Market Risk of A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of A&F management, including the principal executive officer and principal financial officer, A&F has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, A&F's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to A&F and its consolidated subsidiaries is made known to them, particularly during the period for which A&F's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were served on February 4, 2003 and February 10, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003 and the parties are in the process of discovery. The Stevenson case has been abated (i.e., stayed) pending the outcome of the Solis case. Jadii Mohme v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 28, 2003 in the Illinois Circuit Court of St. Clair County. Shelby Port v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. In Michael Gualano v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. An answer was filed in the Gualano case on May 22, 2003 and the parties are in the process of discovery.

Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages.

A&F is aware of two actions that have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as "non-exempt" employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002 and the parties are in the process of discovery. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. A&F filed a motion to dismiss the Mitchell case on July 28, 2003, which is pending.

A&F believes that these actions are without merit and intends to defend vigorously against them. However, A&F does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

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

                  10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 3, 2003. (File No. 1-12107)

                  10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

                  10.6 Employment Agreement by and between A&F and Seth R. Johnson dated as of December 5, 1997, incorporated herein by reference to Exhibit 10.10 to A&F's Amendment No. 4 to Form S-4 Registration Statement filed on April 14, 1998 (Registration No. 333-46423)

                  10.7 Abercrombie & Fitch Co. Directors' Deferred Compensation Plan (as amended and restated May 22,
                           2003), incorporated herein by reference to Exhibit
                           10.7 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 3, 2003. (File No. 1-12107)

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

                  10.9 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarter ended May 3, 2003. (File No. 1-12107)

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Accountants.

31.1     Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2     Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)

(b)  Reports on Form 8-K.

     On May 8, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated May 8, 2003, reporting under "Item 9. Regulation FD Disclosure," that on May 8, 2003, A&F issued a news release reporting net sales for the four-week period ended May 3, 2003 and the fiscal year-to-date.

     On May 13, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated May 13, 2003, reporting under "Item 9. Regulation FD Disclosure," (which information was also deemed provided under "Item 12. Results of Operations and Financial Condition") that on May 13, 2003, A&F issued a news release reporting earnings for the fiscal quarter ended May 3, 2003.

     On June 5, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated June 5, 2003, reporting under "Item 9. Regulation FD Disclosure" that on June 5, 2003, A&F issued a news release reporting net sales for the four-week period ended May 31, 2003 and the fiscal year-to-date.

     On July 10, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated July 10, 2003, reporting under "Item 9. Regulation FD Disclosure" that on July 10, 2003, A&F issued a news release reporting net sales for the five-week period ended July 5, 2003 and the fiscal year-to-date.

     On July 11, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated July 11, 2003, reporting under "Item 9. Regulation FD Disclosure" that on July 11, 2003, A&F issued a news release announcing the election of James B. Bachmann and Lauren J. Brisky to the Board of Directors of A&F.

     On July 23, 2003, A&F filed information with the SEC on a Current Report on Form 8-K dated July 22, 2003, reporting under "Item 5. Other Events and Regulation FD Disclosure," that on July 22, 2003, A&F issued a news release announcing that Wesley S. McDonald had resigned his position as the Vice President-Chief Financial Officer of A&F.

     On August 7, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated August 7, 2003, reporting under "Item 9. Regulation FD Disclosure," that on August 7, 2003, A&F issued a news release reporting net sales for the four-week period ended August 2, 2003 and the fiscal year-to-date.

     On August 12, 2003, A&F furnished information to the SEC on a Current Report on Form 8-K dated August 12, 2003, reporting under "Item 12. Results of Operations and Financial Condition" that on August 12, 2003, A&F issued a news release reporting earnings for the fiscal quarter ended August 2, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABERCROMBIE & FITCH CO.
                                         (Registrant)

                                       By  /S/ Seth R. Johnson
                                          --------------------------------------
                                          Seth R. Johnson
                                          Executive Vice President-
                                          Chief Operating Officer*

Date: September 11, 2003

* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

EXHIBIT INDEX

Exhibit No.                                    Document
-----------              -----------------------------------------------------
   15                    Letter re: Unaudited Interim Financial Information to
                         Securities and Exchange Commission re: Inclusion of
                         Report of Independent Accountants.

   31.1                  Rule 13a-14(a)/15d-14(a) Certification (Principal
                         Executive Officer)

   31.2                  Rule 13a-14(a)/15d-14(a) Certification (Principal
                         Financial Officer)

   32                    Section 1350 Certifications (Principal Executive
                         Officer and Principal Financial Officer)