Form 10-Q
period 2003-11-01
ABERCROMBIE & FITCH CO /DE/
filed 2003-12-12
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003
                               ----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------


                         Commission file number 1-12107
                                                -------

                             ABERCROMBIE & FITCH CO.
             -----------------------------------------------------
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
                                                   -----------------------------

                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock                     Outstanding at December 8, 2003
----------------------------            ----------------------------------------
      $.01 Par Value                               96,465,749 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen and Thirty-Nine Weeks Ended
                  November 1, 2003 and November 2, 2002......................3

         Condensed Consolidated Balance Sheets
                  November 1, 2003 and February 1, 2003......................4

         Condensed Consolidated Statements of Cash Flows
              Thirty-Nine Weeks Ended
                  November 1, 2003 and November 2, 2002......................5

         Notes to Condensed Consolidated Financial Statements................6

         Report of Independent Accountants..................................12

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............13

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...23

     Item 4.   Controls and Procedures......................................24

Part II. Other Information

     Item 1.   Legal Proceedings............................................25

     Item 6.   Exhibits and Reports on Form 8-K.............................27

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                      Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                     -----------------------           --------------------------
                                                     November 1,    November 2,        November 1,    November 2,
                                                         2003          2002                2003           2002
                                                     -----------    -----------        -----------    -----------

NET SALES                                            $444,979          $419,329       $1,147,421        $1,061,274

  Cost of Goods Sold, Occupancy and Buying Costs      261,114           252,593          691,035           648,234
                                                     --------          --------       ----------        ----------
GROSS INCOME                                          183,865           166,736          456,386           413,040

  General, Administrative and Store Operating
    Expenses                                          102,415            90,304          279,030           250,049
                                                     --------          --------       ----------        ----------

OPERATING INCOME                                       81,450            76,432          177,356           162,991

  Interest Income, Net                                   (757)             (866)          (2,610)           (2,468)
                                                     --------          --------       ----------        ----------

INCOME BEFORE INCOME TAXES                             82,207            77,298          179,966           165,459

  Provision for Income Taxes                           31,750            29,610           69,140            63,340
                                                     --------          --------       ----------        ----------
NET INCOME                                            $50,457           $47,688         $110,826          $102,119
                                                     ========          ========       ==========        ==========

NET INCOME PER SHARE:

BASIC                                                   $0.52             $0.49            $1.14             $1.04
                                                     ========          ========       ==========        ==========
DILUTED                                                 $0.51             $0.48            $1.11             $1.01
                                                     ========          ========       ==========        ==========
WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                                  96,407            97,648           97,076            98,478
                                                     ========          ========       ==========        ==========
DILUTED                                                99,102            99,568          100,095           100,994
                                                     ========          ========       ==========        ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                                       November 1,           February 1,
                                                                           2003                 2003
                                                                       -----------           -----------
ASSETS                                                                 (Unaudited)

CURRENT ASSETS:
   Cash and Equivalents                                                  $431,603              $420,063
   Marketable Securities                                                        -                10,000
   Receivables                                                              4,597                10,572
   Inventories                                                            212,291               143,306
   Store Supplies                                                          28,990                25,671
   Other                                                                   23,246                19,770
                                                                       ----------            ----------

TOTAL CURRENT ASSETS                                                      700,727               629,382

PROPERTY AND EQUIPMENT, NET                                               458,950               392,941

OTHER ASSETS                                                                  596                   725
                                                                       ----------            ----------

TOTAL ASSETS                                                           $1,160,273            $1,023,048
                                                                       ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                      $106,925               $79,291
   Accrued Expenses                                                       156,091               119,526
   Income Taxes Payable                                                    26,426                40,879
                                                                       ----------            ----------

TOTAL CURRENT LIABILITIES                                                 289,442               239,696

DEFERRED INCOME TAXES                                                      30,505                20,781

OTHER LONG-TERM LIABILITIES                                                19,253                13,044

SHAREHOLDERS' EQUITY:
   Class A Common Stock - $.01 par value: 150,000,000 shares
       authorized, 96,326,761 and 97,268,877 shares outstanding
       at November 1, 2003 and February 1, 2003, respectively               1,033                 1,033
   Paid-In Capital                                                        140,687               142,577
   Retained Earnings                                                      825,301               714,475
                                                                       ----------            ----------
                                                                          967,021               858,085
      Less:  Treasury Stock, at Average Cost                             (145,948)             (108,558)
                                                                       ----------            ----------

TOTAL SHAREHOLDERS' EQUITY                                                821,073               749,527
                                                                       ----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,160,273            $1,023,048
                                                                       ==========            ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                             Thirty-Nine Weeks Ended
                                                                             -----------------------
                                                                             November 1,    November 2,
                                                                              2003              2002
                                                                          -------------     -------------
OPERATING ACTIVITIES:
    Net Income                                                                $110,826          $102,119

    Impact of Other Operating Activities on Cash Flows:
       Depreciation and Amortization                                            47,894            40,566
       Noncash Charge for Deferred Compensation                                  4,083             1,651
    Changes in Assets and Liabilities:
        Inventories                                                            (68,985)          (80,354)
        Accounts Payable and Accrued Expenses                                   38,680            54,288
        Income Taxes                                                             4,776            15,964
        Other Assets and Liabilities                                               167            (6,848)
                                                                          -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      137,441           127,386
                                                                          -------------     -------------

INVESTING ACTIVITIES:
    Capital Expenditures                                                       (83,631)          (78,206)
    Purchases of Marketable Securities                                               -            (5,000)
    Proceeds from Maturities of Marketable Securities                           10,000            71,220
                                                                          -------------     -------------

NET CASH USED FOR INVESTING ACTIVITIES                                         (73,631)          (11,986)
                                                                          -------------     -------------

FINANCING ACTIVITIES:
    Change in Cash Overdraft                                                    (1,686)           (1,030)
    Stock Option Exercises and Other                                            18,162               733
    Purchases of Treasury Stock                                                (68,746)          (42,691)
                                                                          -------------     -------------

NET CASH USED FOR FINANCING ACTIVITIES                                         (52,270)          (42,988)

NET INCREASE IN CASH AND EQUIVALENTS                                            11,540            72,412
    Cash and Equivalents, Beginning of Year                                    420,063           167,664
                                                                          -------------     -------------

CASH AND EQUIVALENTS, END OF PERIOD                                           $431,603          $240,076
                                                                          =============     =============

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
    Construction Allowance Receivables                                          $3,187            $5,052
                                                                          =============     =============
    Accrual for Construction in Progress                                       $37,601           $30,298
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

     The condensed consolidated financial statements as of November 1, 2003 and for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The condensed consolidated financial statements as of November 1, 2003 and for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 included herein have been reviewed by the independent accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of
     Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

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

     Emerging Issues Task Force ("EITF") Issue No. 03-08, "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus was effective for new insurance contracts entered into beginning with the third quarter of fiscal 2003. The Company has evaluated the impact of this issue and concluded that there was no effect to the financial statements.

3.   STOCK-BASED COMPENSATION

     The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options for the thirteen and thirty-nine week periods ended November 1, 2003, and November 2, 2002 had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

(Thousands except per share amounts)


                                                          Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                       ---------------------------      ----------------------------
                                                       November 1,     November 2,      November 1,      November 2,
                                                           2003            2002             2003             2002
                                                       -----------     -----------      -----------      -----------
Net income:
    As reported                                           $50,457          $47,688         $110,826         $102,119

    Stock-based compensation expense included in
    reported net income, net of tax                           868              217            2,515            1,020

    Stock-based compensation expense determined
    under fair value based method, net of tax(1)           (6,557)          (6,643)         (19,418)         (20,300)
                                                          -------          -------          -------          -------
    Pro forma                                             $44,768          $41,261          $93,923          $82,840
                                                          =======          =======          =======          =======
    Basic earnings per share:
      As reported                                           $0.52            $0.49            $1.14            $1.04
      Pro forma                                             $0.46            $0.42            $0.97            $0.84
    Diluted earnings per share:
      As reported                                           $0.51            $0.48            $1.11            $1.01
      Pro forma                                             $0.46            $0.42            $0.95            $0.83



          (1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented.

     The weighted-average fair value of all options granted during the third quarter of fiscal 2003 and fiscal 2002 were $14.35 and $12.07, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used: no expected dividends in 2003 and 2002; price volatility of 62% in 2003 and 53% in 2002; risk-free interest rates in the range of 2.9% to 3.2% in 2003 and 4.3% in 2002; assumed forfeiture rates of 23% and 15% in 2003 and 2002, respectively; and expected lives of 4 years in 2003 and 2002.

4.   EARNINGS PER SHARE

Weighted-Average Shares Outstanding (in thousands):

                                                                   Thirteen Weeks Ended
                                                            ----------------------------------
                                                            November 1,            November 2,
                                                               2003                    2002
                                                            -----------            -----------

Shares of Class A Common Stock issued                          103,300                103,300
Treasury shares                                                 (6,893)                (5,652)
                                                               -------                -------
Basic shares                                                    96,407                 97,648

Dilutive effect of options and restricted shares                 2,695                  1,920
                                                               -------                -------
Diluted shares                                                  99,102                 99,568
                                                               =======                =======


                                                                 Thirty-Nine Weeks Ended
                                                            ----------------------------------
                                                            November 1,            November 2,
                                                               2003                    2002
                                                            -----------            -----------

Shares of Class A Common Stock issued                          103,300                103,300
Treasury shares                                                 (6,224)                (4,822)
                                                               -------                -------
Basic shares                                                    97,076                 98,478
Dilutive effect of options and restricted shares                 3,019                  2,516
                                                               -------                -------
Diluted shares                                                 100,095                100,994
                                                               =======                =======



     Options to purchase 6,019,000 and 6,005,000 shares of Class A Common Stock during the thirteen and thirty-nine weeks ended November 1, 2003, respectively, and 12,696,000 and 9,051,000 shares during the thirteen and thirty-nine weeks ended November 2, 2002, respectively, were outstanding but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (in thousands):

                                                November 1,       November 2,
                                                    2003              2002
                                                -----------       -----------
Property and equipment, at cost                   $ 686,879         $ 593,467
Accumulated depreciation and amortization          (227,929)         (176,777)
                                                -----------       -----------
Property and equipment, net                       $ 458,950         $ 416,690
                                                ===========       ===========


7.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 1, 2003 and November 2, 2002 approximated $64.7 million and $48.0 million, respectively.

8.   LONG-TERM DEBT

     The Company entered into a $250 million syndicated unsecured credit agreement (the "New Credit Agreement") on November 14, 2002 to replace both a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement") and a separate $75 million facility for the issuance of trade letters of credit. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit and working capital. The New Credit Agreement is due to expire on November 14, 2005. The New Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternative Base Rate," or a LIBO Rate. Facility fees payable under the New Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to EBITDAR (as defined in the New Credit Agreement) for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The New Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The New Credit Agreement also contains financial covenants requiring a minimum ratio of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio.

     Letters of credit totaling approximately $62.3 million were outstanding under the New Credit Agreement at November 1, 2003. Letters of credit totaling approximately $49.9 million were outstanding under the $75 million facility for the issuance of trade letters of credit at November 2, 2002. No borrowings were outstanding under the New Credit Agreement at November 1, 2003 or under the Old Credit Agreement at November 2, 2002.

9.   RELATED PARTY TRANSACTIONS

     Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and thirty-nine weeks ended November 1, 2003 were approximately $0.5 million and $1.5 million, respectively. These amounts were approximately the same for the comparable periods in 2002. The amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

10.  CONTINGENCIES

     The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business. Certain suits concern issues such as discriminatory hiring practices, overtime compensation, and allegations that associates are required to wear and pay for a "uniform." The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. The Company does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain.

     The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the third quarter of fiscal 2004. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

     The Company enters into agreements with professional services firms, in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnification agreements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. (the "Company") and its subsidiaries as of November 1, 2003 and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 1, 2003, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of February 1, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
November 11, 2003

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the third quarter of the 2003 fiscal year, net sales increased 6% to $445.0 million from $419.3 million in the third quarter of 2002. Operating income improved to $81.5 million in the third quarter of 2003 from $76.4 million in the third quarter of 2002. Net income increased to $50.5 million in the third quarter of 2003 as compared to $47.7 million in the third quarter of 2002. Net income per diluted share was $.51 in the third quarter of 2003 compared to $.48 in the third quarter of 2002.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and thirty-nine week periods ending November 1, 2003, and November 2, 2002, expressed as a percentage of net sales:


                                          Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                      ----------------------------   ----------------------------
                                      November 1,      November 2,   November 1,      November 2,
                                         2003             2002          2003             2002
                                      -----------      -----------   -----------      -----------
NET SALES                                100.0%           100.0%        100.0%           100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                            58.7             60.2          60.2             61.1
                                      -----------      -----------   -----------      -----------

GROSS INCOME                               41.3             39.8          39.8             38.9
General, Administrative and Store
   Operating Expenses                      23.0             21.5          24.3             23.6
                                      -----------      -----------   -----------      -----------

OPERATING INCOME                           18.3             18.2          15.5             15.4
Interest Income, Net                       (0.2)            (0.2)         (0.2)            (0.2)
                                      -----------      -----------   -----------      -----------

INCOME BEFORE INCOME TAXES                 18.5             18.4          15.7             15.6
Provision for Income Taxes                  7.1              7.1           6.0              6.0
                                      -----------      -----------   -----------      -----------

NET INCOME                                11.3%            11.4%          9.7%             9.6%
                                      ===========      ===========   ===========      ===========


Financial Summary

The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended November 1, 2003 to the comparable fiscal 2002 periods:


                                                   Thirteen Weeks Ended                        Thirty-Nine Weeks Ended
                                         -----------------------------------------    -----------------------------------------
                                         November 1,    November 2,                    November 1,   November 2,
                                            2003           2002           Change          2003            2002          Change
                                         -----------    -----------    -----------    -----------    -----------    -----------
Decrease in comparable store                  (9)%           (5)%                           (8)%            (5)%
    sales

Retail sales increase                          15%            23%                            16%             23%
    attributable to new and
    remodeled stores, magazine,
    catalogue and Web sites

Retail sales per average gross                $91           $100              (9)%         $241            $260             (7)%
    square foot

Retail sales per average store               $659           $735             (10)%       $1,748          $1,928             (9)%
    (thousands)

Average store size at end of                7,233          7,339              (1)%
    quarter (gross square feet)

Gross square feet at end of                 4,709          4,110               15%
    quarter (thousands)

Number of stores and
gross square feet by concept:

Abercrombie & Fitch:

   Stores at beginning of period              346            316                            340             309
    Opened                                      6             10                             14              20
    Closed                                      -              -                             (2)             (3)
                                            -----          -----                         ------          ------
   Stores at end of period                    352            326                            352             326
                                            =====          =====                         ======          ======
   Gross square feet at end of
      period (thousands)                    3,128          2,920
                                            =====          =====
abercrombie:

   Stores at beginning of period              167            157                            164             148
    Opened                                      3              1                              6              10
    Closed                                      -              -                              -               -
                                            -----          -----                         ------          ------
   Stores at end of period                    170            158                            170             158
                                            =====          =====                         ======          ======
   Gross square feet at end of
      period (thousands)                      753            705
                                            =====          =====
Hollister:

   Stores at beginning of period              112             60                             93              34
    Opened                                     17             16                             36              43
    Closed                                      -              -                              -              (1)
                                            -----          -----                         ------          ------
   Stores at end of period                    129             76                            129              76
                                            =====          =====                         ======          ======
   Gross square feet at end of
      period (thousands)                      828            485
                                            =====          =====


Net Sales

Third Quarter 2003

Net sales for the third quarter of 2003 were $445.0 million, an increase of 6% over last year's third quarter net sales of $419.3 million. The increase was due to the addition of new stores offset by a 9% decline in comparable store sales ("comps"), defined as sales in stores that have been open for at least one year.

By merchandise concept, third quarter comps for Abercrombie & Fitch adult stores declined in the low-double digits, primarily due to the men's business remaining difficult. Comps in the abercrombie kids' business, during the third quarter, were negative in mid-single digits, with girls positive and boys negative. Hollister comps increased in high-single digits during the third quarter. Women's and girls' comps were significantly stronger than mens and boys in each concept for the third quarter.

By region, third quarter comps were strongest on the West Coast, in Florida and in the New York metropolitan area. Comps were weakest in the Midwest region.

The Company continued its strategy to be non-promotional to protect the brand image. This strategy improved merchandise margins and average retail selling price during the third quarter of 2003 as compared to the third quarter of 2002, but at the expense of comps and transactions per store. For Abercrombie & Fitch, the average dollar sale increased 3% in the third quarter of 2003 compared to the third quarter of 2002, with transactions per average store down 15%. For abercrombie, the average dollar sale remained flat in the third quarter of 2003 as compared to last year's third quarter while transactions per average store declined 4%. Hollister's average dollar sale increased 9% in the third quarter of 2003 compared to the third quarter of 2002, while transactions per average store were flat.

From a merchandising standpoint, in Abercrombie & Fitch, women's knits, fleece and skirts have been consistently strong categories. The men's business remains tough as strong categories such as woven shirts and polos have not been able to offset weakness in other categories.

In the abercrombie kids' business, girls had a mid-single positive comp for the third quarter and had good performance in both the tops and bottoms categories. The boys' business has been difficult. The best performing categories in boys were graphic t-shirts and shorts.

In Hollister, girls continued to drive the business during the third quarter and both tops and bottoms categories performed well. In guys, woven shirts, graphic t-shirts and shorts were the best performing categories.

Sales from the e-commerce business grew by approximately 50% during the third quarter of 2003 as compared to the third quarter of 2002. The Company launched the Hollister e-commerce site at the beginning of July 2003. The direct business, which includes the Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites, accounted for 5.5% and 4.2% of net sales in the third quarter of 2003 and 2002, respectively.

Year-to-Date 2003

Year-to-date net sales in 2003 were $1.147 billion, an increase of 8% from $1.061 billion for the same period in 2002. The net sales increase was attributable to the net addition of 91 stores offset by an 8% comparable store sales decrease.

Year-to-date comps by merchandise concept were as follows: Abercrombie & Fitch comps declined in low-double digits while the abercrombie kids' business had a mid-single digit decline. Hollister year-to-date comps were in the positive low-double digits.

The women's business in each concept continued to be more significant than mens. Year-to-date, womens and girls represented approximately 64% of net sales for each of the Abercrombie & Fitch and abercrombie kids' businesses. Womens had a low-single digit decline in comps year-to-date while girls had positive mid-single digit comps. Hollister girls represented 68% of year-to-date net sales and had positive comps in the high teens.

The e-commerce business (including the Hollister e-commerce site) grew by approximately 36% during the year-to-date period as compared to last year. The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.9% of 2003 year-to-date net sales as compared to 4.5% last year.

Gross Income

Third Quarter 2003

The gross income rate (gross income divided by net sales) increased to 41.3% during the third quarter of 2003 from 39.8% for the same period in 2002. The increase largely resulted from higher initial markup (IMU) and an improved markdown rate, partially offset by an increase in buying and occupancy costs, as a percentage of net sales.

The Company continued to make progress in sourcing merchandise which resulted in IMU improvement in all three concepts. Improvement was most dramatic in Hollister and abercrombie where IMU increased by over 300 basis points in the third quarter of 2003 compared to the third quarter of 2002.

The increase in buying and occupancy costs, as a percentage of net sales, reflected the inability to leverage fixed costs such as rent, depreciation and other real estate related charges due to a comp store decrease.

The markdown rate for the third quarter of 2003 was lower than the same period last year due to tight control of inventory levels and a reduced level of promotional activity. This year, the Company did not anniversary direct mail or bounce-back promotions that occurred in early August and September 2002 for Abercrombie & Fitch and abercrombie.

Year-to-Date 2003

The year-to-date gross income rate increased to 39.8% from 38.9% for the comparable period in 2002. The increase was attributable to an increase in IMU and a lower markdown rate, partially offset by an increase in buying and occupancy costs, as a percentage of net sales.

As previously mentioned, improved sourcing has been an important factor in improving the IMU in all three concepts. Improvement was most dramatic in Hollister and abercrombie.

The markdown rate was lower for year-to-date 2003 than the comparable period in 2002 due to the Company's decision to have fewer promotions and to not anniversary many of the 2002 year-to-date promotions.

Buying and occupancy costs year-to-date increased over the comparable period in 2002, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store.

General, Administrative and Store Operating Expenses

Third Quarter 2003

The general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 23.0% in the third quarter of 2003 compared to 21.5% in last year's third quarter. The increase in rate versus last year resulted from an inability to get sufficient leverage to offset the comp decrease, primarily in store payroll where average payroll hours per store were relatively flat during the third quarter compared to last year.

During the third quarter, productivity in the distribution center, as measured in units processed per labor hour, was 45% higher than last year. This was on top of a 41% improvement in the third quarter of 2002 as compared to 2001. For the third quarter of 2003, more units were processed with 8% fewer labor hours when compared to the third quarter of 2002.

Year-to-Date 2003

The general, administrative and store operating expense rate was 24.3% and 23.6% for the year-to-date periods in 2003 and 2002, respectively.

The increased rate in 2003 resulted primarily from a drop in sales per average store that could not be fully offset by lower expenses per average store in areas such as packaging, supplies and credit card fees. Additionally, legal expenses increased in the 2003 year-to-date period compared to 2002 as the Company reserved expected defense costs for pending litigation. Partially offsetting these costs were improvements in distribution center productivity, reduced fulfillment costs and reduced marketing expenses, as a percentage of net sales, due to savings from the lack of direct mail campaigns in 2003.

Operating Income

The third quarter and year-to-date operating income rates (operating income divided by net sales) were 18.3% and 15.5% in 2003, up from 18.2% and 15.4% for the comparable periods in 2002. The increases in operating income rates in these periods were a result of increased gross income rates, partially offset by higher general, administrative and store operating expense rates in these periods.

Interest Income and Income Tax Expense

Third quarter and year-to-date net interest income was $0.8 million and $2.6 million, respectively, in 2003 as compared to net interest income of $0.9 million and $2.5 million, respectively, for the third quarter and year-to-date periods last year. The Company continued to invest in tax-free securities.

The effective tax rate for the third quarter was 38.6% as compared to 38.3% for the 2002 comparable period. Enacted state tax legislation in several states was the primary cause of the rate increase. Year-to-date 2003, the effective tax rate was 38.4% compared with 38.3% in the same period last year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                          November 1,        November 2,
                                             2003               2002
                                          -----------        -----------
Working capital                             $411,285           $265,207
                                          ===========        ===========
Capitalization:
  Shareholders' equity                      $821,073           $655,151
                                          ===========        ===========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $137.4 million for the thirty-nine weeks ended November 1, 2003 versus $127.4 million in the comparable period of 2002. Cash was provided primarily by current year net income adjusted for depreciation and amortization. Additionally, cash was provided from increases in accounts payable and accrued expenses.

Accounts payable increased as a result of the overall increase in inventories supporting the continued growth of the business. The Company ended the third quarter 2003 with inventories down 2% per gross square foot compared to last year's third quarter and intends to remain conservative in future inventory commitments.

Accrued expenses also increased for items such as payroll and store marketing related to the continued growth and development of the business. In addition, legal expenses increased as the Company reserved expected defense costs for pending litigation.

Uses of cash consisted mostly of increases in inventory. Although inventories were down on a gross square footage basis compared to last year at quarter end, the total inventory balance increased as a result of a 15% increase in gross square feet.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores. Cash inflows from investing activities consisted of maturities of marketable securities. As of November 1, 2003, the Company held no marketable securities with original maturities of greater than 90 days.

Financing activities for year-to-date 2003 consisted primarily of the repurchase of 2.5 million shares of A&F's Class A Common Stock at an average cost of $27.03 pursuant to a previously authorized stock repurchase program. As of November 1, 2003, there were approximately 2.5 million shares which could still be purchased as part of the 5 million share repurchase authorization. In addition to stock repurchases, financing activities in the third quarter of 2003 consisted of stock option exercises and overdrafts. These overdrafts at quarter end have been reclassified in the balance sheet from cash to more appropriately be reflected as liabilities.

In the third quarter of 2002, the Company had available a $150 million syndicated unsecured credit agreement (the "Old Credit Agreement"). The Company also had a $75 million facility for trade letters of credit.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "New Credit Agreement"), which replaced both the Old Credit Agreement and the trade letter of credit facility. Additional details regarding the New Credit Agreement can be found in the Notes to Condensed Consolidated Financial Statements (Note 8).

Letters of credit totaling approximately $62.3 million were outstanding under the New Credit Agreement at November 1, 2003. Letters of credit totaling approximately $49.9 million were outstanding under the trade letter of credit facility at November 2, 2002. No borrowings were outstanding under either the New Credit Agreement at November 1, 2003 or the Old Credit Agreement at November 2, 2002.

The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the third quarter of fiscal 2004. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by concept were as follows:


                             November 1, 2003                      November 2, 2002
                    ----------------------------------     ---------------------------------
                       Number of        Gross Square         Number of        Gross Square
                         Stores       Feet (thousands)         Stores       Feet (thousands)
                     -------------    ----------------     -------------    ----------------
Abercrombie & Fitch       352              3,128                326               2,920
abercrombie               170               753                 158                705
Hollister                 129               828                  76                485
                     -------------    ----------------     -------------    ----------------
Total                     651              4,709                560               4,110
                     =============    ================     =============    ================


Capital Expenditures

The cash outlay for capital expenditures totaled $83.6 million and $78.2 million for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The noncash accrual for construction in progress increased $24.9 million in 2003 and $5.0 million in 2002. The majority of capital expenditures related to new stores during the first thirty-nine weeks of 2003. The balance of capital expenditures related primarily to the completion of the home office expansion project, improvements in the distribution center and information technology expenditures for a new point of sale system which was completely rolled-out to all stores during the third quarter of 2003.

The Company anticipates spending $115 to $120 million in 2003 for capital expenditures, of which $65 to $75 million will be for new store construction. The balance of capital expenditures primarily relates to the previously mentioned infrastructure investments. The Company intends to add approximately 696,000 gross square feet in 2003, which will represent a 16% increase over year-end 2002. The increase will result from the addition of 19 new Abercrombie & Fitch stores, 9 new abercrombie stores and 79 new Hollister Co. stores.

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

Inventory Valuation - Inventory valuation at the end of first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Income Taxes - At the end of each interim period, the Company makes its best estimate of the base effective tax rate expected to be applicable for the full fiscal year. This base rate is adjusted on a quarterly basis for the effect of the tax-free investments.

Recently Adopted Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue No. 03-08, "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus was effective for new insurance contracts entered into beginning with the third quarter of fiscal 2003. The Company has evaluated the impact of this issue and concluded that there is no effect to the financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns and consumer preferences; the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war; the impact of competition and pricing; changes in weather patterns; market price of key raw materials; ability to source product from its global supplier base; litigation; political stability; currency and exchange risks and changes in existing or potential duties, tariffs or quotas; availability of suitable store locations at appropriate terms; ability to develop new merchandise; and ability to hire, train and retain associates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of A&F's financial instruments as of November 1, 2003 has not significantly changed since February 1, 2003. A&F's market risk profile as of February 1, 2003 is disclosed in "Item 7A -- Quantitative and Qualitative Disclosures about Market Risk" of A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of A&F management, including the principal executive officer and principal financial officer, A&F has evaluated the effectiveness of A&F's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, A&F's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to A&F and its consolidated subsidiaries is made known to them, particularly during the period for which A&F's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no changes during the period covered by this Quarterly Report on Form 10-Q in A&F's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, A&F's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in lawsuits arising in the ordinary course of business.

A&F is aware of 20 actions that have been filed against A&F and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F's securities, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. A&F and other defendants filed motions to dismiss the Amended Complaint on February 14, 2001. On November 14, 2003, the motions to dismiss the Amended Complaint were denied.

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were filed on February 10, 2003 and February 4, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003. Pursuant to a Petition for Coordination, the Solis and the Stevenson cases were coordinated by order issued November 17, 2003. Jadii Mohme
v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 28, 2003 in the Illinois Circuit Court of St. Clair County. A first amended complaint was filed in the Mohme case on September 10, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Mohme case on September 26, 2003. The parties are in the process of discovery. Shelby Port v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. That motion is pending. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. A first amended complaint was filed in the Zemany case on September 9, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." The defendant filed Preliminary Objections (similar to a motion to dismiss) in the Zemany case on October 22, 2003. A second amended complaint was filed November 10, 2003, adding some factual allegations aimed at correcting some deficiencies noted in the defendant's Preliminary Objections. Defendant refiled the Preliminary Objections in the Zemany case on November 14, 2003, which are pending.

In Michael Gualano v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of all part-time associates nationwide under the Fair Labor Standards Act. A first amended complaint was filed in the Gualano case on September 9, 2003, to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Gualano case on or about September 24, 2003 and the parties are in the process of discovery.

A&F is aware of two actions that have been filed on behalf of purported classes alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. Defendants filed an answer to the amended complaint in the Gonzalez case on or about September 11, 2003. The parties are in the process of discovery. A&F is aware that Brandy Hawk v. Abercrombie & Fitch Co. was filed on or about November 19, 2003 in the United States District Court for the District of New Jersey. The plaintiff alleges, on behalf of her purported class, that she was discriminated against in hiring decisions due to her race. Although plaintiff does not allege that she personally was discriminated against based on national origin, she alleges that other members of the purported class were discriminated against based on national origin. The plaintiff seeks, on behalf of her purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages.

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

          3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999. (File No. 1-12107)

          3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the year ended February 2, 2002. (File No. 1-12107)

          3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003

          3.6 Amended and Restated Bylaws of A&F (reflecting amendments through July 10, 2003) [for SEC reporting compliance purposes only]

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

          31.1 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

          31.2 Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

          32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)

          (b)  Reports on Form 8-K.
               --------------------

               On October 22, 2003, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the October 20, 2003 submission of her resignation as an A&F director by Kathryn D. Sullivan, Ph.D.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABERCROMBIE & FITCH CO.
                                              (Registrant)



                                          By  /S/ Seth R. Johnson
                                             ----------------------------------
                                             Seth R. Johnson
                                             Executive Vice President -
                                             Chief Operating Officer*


Date: December 11, 2003



* Mr. Johnson has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX




  Exhibit No.  Document
  -----------  -----------------------------------------

      3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003

      3.6 Amended and Restated Bylaws of A&F (reflecting amendments through July 10, 2003) [for SEC reporting compliance purposes only]

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