Form 10-K
period 2004-01-31
ABERCROMBIE & FITCH CO /DE/
filed 2004-04-14
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        31-1469076
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6301 Fitch Path, New Albany, Ohio                            43054
----------------------------------------               -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the registrant's Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant as of August 1, 2003: $3,050,347,857.

Number of shares outstanding of the registrant's common stock as of March 26, 2004: 94,445,669 shares of Class A Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL.

Abercrombie & Fitch Co., a Delaware corporation ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie and Hollister brands. As of January 31, 2004, the Company operated 700 stores in the United States.

A&F's Web site is www.abercrombie.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate A&F's Web site into this Annual Report on Form 10-K). A&F makes available free of charge, on or through its Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

DESCRIPTION OF OPERATIONS.

General.

The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear. Famous for outfitting the safaris of Teddy Roosevelt and Ernest Hemingway and the expeditions of Admiral Byrd to the North and South Poles, Abercrombie & Fitch goods were renowned for their durability and dependability - and Abercrombie & Fitch placed a premium on complete customer satisfaction with each item sold. In 1992, a new management team began repositioning Abercrombie & Fitch as a more fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students. In reestablishing the Abercrombie & Fitch brand, the Company combined its historical image for quality with a new emphasis on casual American style and youthfulness.

In 1997, the Company introduced the A&F Quarterly (a catalogue/magazine), which was a lifestyle magazine focused on the college experience, and subsequently added a catalogue format. The A&F Quarterly has been discontinued and the Company is re-evaluating its advertising strategy. The Company launched a web-based store featuring lifestyle pieces, such as AFTV, located at its Web site, www.abercrombie.com, in 1998. Products comparable to those carried at Abercrombie & Fitch stores can also be purchased through its Web site.

The Company launched abercrombie, which targets 7 to 14 year-old boys and girls, in 1998. These stores offer fashion-oriented casual apparel in the tradition of Abercrombie & Fitch style and quality. A lifestyle web-based store located at www.abercrombiekids.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form 10-K) was introduced in 2000, where products comparable to those carried at abercrombie stores can be purchased on-line.

The Hollister brand was launched in 2000. Hollister is a West Coast oriented lifestyle brand targeted at 14 to 17-year-old high school guys and girls, at lower price points than Abercrombie & Fitch. Hollister has established a lifestyle Web site at www.hollisterco.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form 10-K) and since back-to-school 2003, products comparable to those carried at Hollister stores can be purchased on-line.

The Company recently announced plans for a new lifestyle brand that will target an older customer than its current brands and expects to open four test stores in August 2004.

At the end of fiscal year 2003, the Company operated 700 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

   Fiscal         Beginning                           End
    Year           of Year      Opened    Closed    of Year
--------------    ----------    ------    ------    -------
     1999            196           54        -        250

     2000            250          104        -        354

     2001            354          138       (1)       491

     2002            491          112       (6)       597

     2003            597          107       (4)       700

Financial Information about Segments.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company determined its operating segments on the same basis that is used internally to evaluate performance and allocate resources. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie and Hollister, have been aggregated and are reported as one reportable segment. The Company aggregates the operating segments because they meet the aggregation criteria set forth in SFAS No. 131. Operating segments may be aggregated if they are similar in each of the following areas: economic characteristics, nature of products, nature of production processes, distribution method and nature of regulatory environment.

Suppliers.

During fiscal year 2003, the Company purchased merchandise from approximately 210 factories and suppliers located throughout the world. In fiscal year 2003, the Company sourced approximately 9% of its apparel through Direct Source (Far
East) Ltd. In addition to purchases from Direct Source (Far East) Ltd., the Company purchased merchandise directly in foreign markets from other vendors. Additional merchandise was purchased in the domestic market, some of which has been manufactured overseas. Excluding purchases from Direct Source (Far East) Ltd., no more than 5% of the merchandise purchased by the Company during fiscal year 2003 originated from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in over 30 countries. Any event causing a sudden disruption in these sourcing operations, either political or financial, could have an adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

Distribution and Merchandise Inventory.

Substantially all of the merchandise and related materials for the Company's stores are shipped to its distribution center in New Albany, Ohio where the merchandise is received and inspected. Merchandise and related materials are then distributed to the Company's stores using contract carriers.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid inventory turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

Seasonal Business.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas selling periods. During fiscal year 2003, the highest inventory level approximated $227.3 million at the November 2003 month-end and the lowest inventory level approximated $162.5 million at the February 2003 month-end.

Store Operations.

The Company's stores and point-of-sale marketing are designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that is consistent with the Abercrombie & Fitch, abercrombie or Hollister lifestyle.

The Company's sales associates, or brand representatives, are a central element in creating the entertaining, yet comfortable, atmosphere of the stores. In addition to providing a high level of customer service, brand representatives reflect the casual, energetic attitude of the brand and culture.

The Company maintains a uniform appearance throughout its store base, for each concept, in terms of merchandise display and location on the selling floor. Store managers receive detailed store plans that dictate fixture and merchandise placement to ensure uniform execution of the merchandising strategy at the store level. Standardization, by concept, of store design and merchandise presentation also creates cost savings in store furnishings, maximizes usage and productivity of selling space and allows the Company to efficiently open new stores.

Trademarks.

The Abercrombie & Fitch, abercrombie and Hollister Co. trademarks, and certain other trademarks, either have been registered or are the subject of pending trademark registration applications with the United States Patent and Trademark Office and with registries of many foreign countries. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

Other Information.

Additional information about the Company's business, including its revenues and profits for the last three fiscal years, plus gross square footage is set forth under the caption "ITEM 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

COMPETITION.

The sale of apparel and personal care products through retail stores and e-commerce is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, store location, selection and quality are the principal competitive factors in retail store sales and on-line sales.

The Company is unable to reasonably estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On March 26, 2004, the Company employed approximately 30,200 associates (none of whom were party to a collective bargaining agreement), approximately 26,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

The Company believes its relationship with associates is good. However, in the normal course of business, the Company is party to lawsuits involving a small number of its former and current associates.

RISK FACTORS.

The following risk factors should be read in connection with evaluating the Company's business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could have a material adverse effect on the Company's business.

The Loss of the Services of Key Personnel Could Have a Material Adverse Effect on Business.

The Company's executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company's brands. The unexpected loss of the services of one or more of these individuals could adversely affect the Company.

Business Could Suffer As a Result of a Manufacturer's Inability to Produce Merchandise on Time and to Specifications.

The Company does not own or operate any manufacturing facilities and therefore depends upon independent third parties for the manufacture of all its merchandise. The Company uses both domestic and international manufacturers to produce its merchandise. The inability of a manufacturer to ship orders in a timely manner or meet the Company's quality standards could cause delivery date requirements to be missed, which could result in lost sales.

Business Could Suffer if a Manufacturer Fails to Use Acceptable Labor Practices.

The Company's sourcing agents and independent manufacturers are required to operate in compliance with all applicable laws and regulations. While the Company's vendor operating guidelines promote ethical business practices and Company representatives periodically visit and monitor the operations of the independent manufacturers, the Company does not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage the Company's reputation. Any of these, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Business is Subject to Risks Associated with Importing Products.

The Company sources the majority of its merchandise from outside the United States through arrangements with approximately 210 foreign manufacturers located throughout the world. Risks inherent in importing merchandise include:

         - quotas imposed by bilateral textile agreements;

         - changes in social, political and economic conditions which could result in the disruption of trade from the countries in which manufacturers or suppliers are located;

         - the imposition of additional regulations relating to imports;

         - the imposition of additional duties, taxes and other charges on imports; and

         - foreign currency fluctuations.

The Company's Success Depends on its Ability to Respond to Constantly Changing Fashion Trends and Consumer Demands.

The Company's success depends on its ability to create and define fashion products, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. The merchandise must appeal to each brand's corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The Company cannot guarantee that it will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. Any failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of the merchandise resulting in missed opportunities. If that occurs, the Company may need to rely on markdowns to sell through the excess, slow-moving inventory, which may have a material adverse effect on the Company's financial condition and results of operations. At the same time, management's focus on tight inventory control may result, from time to time, in lost sales due to an inadequate supply of products to meet consumer demand.

A Downturn in the United States Economy May Affect Consumer Spending Habits.

Consumer purchases of discretionary items and retail products, including the Company's products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economy may adversely affect the Company's sales. The current economic conditions have and may continue to adversely affect consumer spending and sales of the Company's products.

The Company Relies on a Single Distribution Center.

The Company operates one distribution center to receive, store and distribute merchandise to all of its stores and fulfill e-commerce sales. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on the Company's financial condition and results.

The Outcome of Litigation Could Have a Material Adverse Effect on Business.

The Company is involved, from time to time, in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company. However, management's assessment of the Company's current litigation could change in light of the discovery of facts with respect to legal actions pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation.

Any one of the factors described above could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in New Albany, Ohio and owned by the Company.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates, principally between 2004 and 2016.

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

As of January 31, 2004, the Company's 700 stores were located in 49 states and the District of Columbia as follows:

Alabama                 13    Kentucky          10    North Dakota       1
Alaska                   1    Louisiana         14    Ohio              33
Arizona                 13    Maine              3    Oklahoma          10
Arkansas                 4    Maryland           6    Oregon             5
California              69    Massachusetts     17    Pennsylvania      34
Colorado                11    Michigan          29    Rhode Island       3
Connecticut             14    Minnesota         17    South Carolina     6
Delaware                 1    Mississippi        5    South Dakota       2
District of Columbia     1    Missouri          22    Tennessee         17
Florida                 35    Montana            2    Texas             51
Georgia                 25    Nebraska           4    Utah               5
Hawaii                   1    Nevada             5    Vermont            2
Idaho                    1    New Hampshire      5    Virginia          19
Illinois                37    New Jersey        21    Washington        17
Indiana                 20    New Mexico         3    West Virginia      3
Iowa                     3    New York          36    Wisconsin         15
Kansas                   7    North Carolina    22

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business.

A&F is aware of 20 actions that have been filed against A&F and certain of its officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F's Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F's securities, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the "Amended Complaint") in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. A&F and other defendants filed motions to dismiss the Amended Complaint on February 14, 2001. On November 14, 2003, the motions to dismiss the Amended Complaint were denied. On December 2, 2003, A&F moved for reconsideration or reargument of the November 14, 2003 order denying the motions to dismiss. The motions for reconsideration or reargument were fully briefed and submitted to the Court on January 9, 2004. The motions were denied on February 23, 2004.

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were filed on February 10, 2003 and February 4, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003. Pursuant to a Petition for Coordination, the Solis and the Stevenson cases were coordinated by order issued November 17, 2003. Jadii Mohme
v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 18, 2003 in the Illinois Circuit Court of St. Clair County. A first amended complaint was filed in the Mohme case on September 10, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Mohme case on September 26, 2003. The parties are in the process of discovery. Shelby Port v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. That motion is pending. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. A first amended complaint was filed in the Zemany case on September 9, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." A second amended complaint was filed November 10, 2003, adding some factual allegations. Defendant filed an answer to the second amended complaint on January 22, 2004.

In Michael Gualano v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of all part-time associates nationwide under the Fair Labor Standards Act. A first amended complaint was filed in the Gualano case on September 9, 2003, to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Gualano case on or about September 24, 2003, and the parties are in the process of discovery.

A&F is aware of two actions that have been filed on behalf of purported classes alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. A second amended complaint, which added two additional plaintiffs, was filed on or about January 9, 2004. Defendant filed an answer to the second amended complaint on or about January 26, 2004. The parties are in the process of discovery. A&F is aware that Brandy Hawk v. Abercrombie & Fitch Co. was filed on or about November 19, 2003 in the United States District Court for the District of New Jersey. The plaintiff alleged, on behalf of her purported class, that she was discriminated against in hiring decisions due to her race. The Hawk matter was voluntarily dismissed without prejudice on or about December 5, 2003. In addition, the EEOC is conducting nationwide investigations relating to allegations of discrimination based on race, national origin and gender.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 26, 2004.

Michael S. Jeffries, 59, has been Chairman and Chief Executive Officer of A&F since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer of A&F. Mr. Jeffries has also been a director of A&F since 1996.

Seth R. Johnson, 50, has been Executive Vice President-Chief Operating Officer of A&F since February 2000. Prior thereto, Mr. Johnson had been Vice President-Chief Financial Officer of A&F since 1992. Mr. Johnson has been a director of A&F since 1998.

Diane Chang, 48, has been Senior Vice President-Sourcing of A&F since February 2000. Prior thereto, she held the position of Vice President-Sourcing of A&F from May 1998 to February 2000 and for six and one-half years prior thereto, Ms. Chang held the position of Senior Vice President-Manufacturing at J. Crew, Inc, a clothing retailer.

Carole L. Kerner, 51, was named Senior Vice President-General Merchandise Manager for the new lifestyle brand of the Company in June 2003 after working for the Company as an employee since September 2002. Prior thereto, Ms. Kerner held the position of President at Donna Karan and DKNY womens apparel, a clothing retailer, from June 1998 to September 2002.

David L. Leino, 40, has been Senior Vice President-Stores of A&F since February 2000. Prior thereto, Mr. Leino held the position of Vice President-Stores of A&F from February 1996 to February 2000.

Leslee K. O'Neill, 43, has been Senior Vice President-Planning and Allocation of A&F since February 2000. Prior thereto, Ms. O'Neill held the position of Vice President-Planning & Allocation of A&F from February 1994 to February 2000.

Susan J. Riley, 45, was named Senior Vice President-Chief Financial Officer of A&F in February 2004. Prior thereto, Ms. Riley held the position of Chief Financial Officer at The Mount Sinai Medical Center in New York from August 2002 to November 2003, at The Dial Corporation, a consumer products company, from August 1997 to August 2000 and at Tambrands Inc, a personal care products company, from December 1995 to July 1997. Prior to becoming Chief Financial Officer at Tambrands Inc., Ms. Riley served in a variety of financial positions of increasing responsibility from 1987 to 1995. Her background also includes experience as Vice President and Treasurer of Colgate-Palmolive Company, a consumer products company, where she served from January 2001 to August 2002.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F's Class A Common Stock is traded on the New York Stock Exchange under the symbol "ANF." The following is a summary of the high and low sales prices of A&F's Class A Common Stock as reported on the New York Stock Exchange for the 2003 and 2002 fiscal years:

                        Sales Price
                    ------------------
                      High        Low
                    -------    -------
2003 Fiscal Year
  4th Quarter       $ 29.82    $ 23.49
  3rd Quarter       $ 31.47    $ 26.77
  2nd Quarter       $ 32.80    $ 26.14
  1st Quarter       $ 33.11    $ 26.98

2002 Fiscal Year
  4th Quarter       $ 27.90    $ 17.76
  3rd Quarter       $ 25.18    $ 15.57
  2nd Quarter       $ 33.00    $ 20.51
  1st Quarter       $ 33.30    $ 23.04

A&F has not paid dividends on its shares of Class A Common Stock in the past. In February 2004, the Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. The first quarterly dividend, of $0.125 per share, was paid on March 30, 2004 to stockholders of record as of March 9, 2004.

On March 26, 2004, there were approximately 5,000 shareholders of record. However, when including active associates who participate in A&F's stock purchase plan, associates who own shares through A&F-sponsored retirement plans and others holding shares in broker accounts under street name, A&F estimates the shareholder base at approximately 52,000.

The SEC recently amended Item 5 of Form 10-K to add the requirement that a registrant furnish the information required by Item 703 of SEC Regulation S-K for any repurchase of shares made in a month within the fourth quarter of the fiscal year covered by the Form 10-K. Although compliance with this new disclosure requirement is not required in a Form 10-K for a fiscal year ending prior to March 15, 2004, A&F has voluntarily included the following table in order to provide information regarding A&F's purchases of its Class A Common Stock during the three fiscal months ended January 31, 2004:

                                                          Total Number of         Maximum Number
                          Total Number      Average     Shares Purchased as     of Shares that May
                            of Shares     Price Paid     Part of Publicly        Yet be Purchased
        Period              Purchased      per Share     Announced Program     under the Program(1)
----------------------    ------------    ----------    -------------------    --------------------
November 2 through 29,
2003                                 -    $        -                      -               2,459,000
November 30, 2003
through January 3,
2004                                 -    $        -                      -               2,459,000
January 4 through 31,
2004                         1,860,000       $ 25.21              1,860,000                 599,000
                          ------------    ----------    -------------------    --------------------
  Total                      1,860,000       $ 25.21              1,860,000                 599,000
                          ============    ==========    ===================    ====================

         (1) The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under the Company's publicly announced stock repurchase program.

On August 8, 2002, A&F announced the authorization of the repurchase of 5,000,000 shares of Class A Common Stock, in addition to the 850,000 shares then remaining available under the authorization to repurchase 6,000,000 shares announced on February 14, 2000, for a total of 5,850,000 shares authorized for repurchase as of August 8, 2002. This stock repurchase authorization will expire once A&F has repurchased that number of shares representing the number authorized for repurchase. Repurchases may be made in open market transactions or through privately negotiated transactions. As of January 31, 2004, A&F had the authority to still repurchase an aggregate of 599,000 shares of Class A Common Stock under this stock repurchase authorization.

ITEM 6. SELECTED FINANCIAL DATA.

                               ABERCROMBIE & FITCH

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)

         FISCAL YEAR               2003            2002          2001           2000*          1999
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net Sales                       $ 1,707,810    $ 1,595,757    $ 1,364,853    $ 1,237,604    $ 1,030,858
-------------------------------------------------------------------------------------------------------
Gross Income                    $   717,398    $   656,049    $   558,034    $   509,375    $   450,383
-------------------------------------------------------------------------------------------------------
Operating Income                $   331,634    $   312,617    $   271,458    $   253,652    $   242,064
-------------------------------------------------------------------------------------------------------
Operating Income as a
  Percentage of Net Sales              19.4%          19.6%          19.9%          20.5%          23.5%
-------------------------------------------------------------------------------------------------------
Net Income                      $   205,102    $   194,935    $   168,672    $   158,133    $   149,604
-------------------------------------------------------------------------------------------------------
Net Income as a Percentage
  of Net Sales                         12.0%          12.2%          12.4%          12.8%          14.5%
-------------------------------------------------------------------------------------------------------
PER SHARE RESULTS (1)
Net Income Per Basic Share      $      2.12    $      1.99    $      1.70    $      1.58    $      1.45
-------------------------------------------------------------------------------------------------------
Net Income
  Per Diluted Share             $      2.06    $      1.94    $      1.65    $      1.55    $      1.39
-------------------------------------------------------------------------------------------------------
Weighted Average Diluted
  Shares Outstanding                 99,580        100,631        102,524        102,156        107,641
-------------------------------------------------------------------------------------------------------
OTHER FINANCIAL INFORMATION
Total Assets                    $ 1,199,163    $ 1,023,048    $   795,527    $   607,793    $   476,317
-------------------------------------------------------------------------------------------------------
Return on Average Assets                 18%            21%            24%            29%            38%
-------------------------------------------------------------------------------------------------------
Capital Expenditures            $    99,128    $    92,976    $   126,515    $   153,481    $    73,377
-------------------------------------------------------------------------------------------------------
Long-Term Debt                            -              -              -              -              -
-------------------------------------------------------------------------------------------------------
Shareholders'  Equity           $   871,257    $   749,527    $   595,434    $   422,700    $   311,094
-------------------------------------------------------------------------------------------------------
Return on Average
  Shareholders' Equity                   25%            29%            33%            43%            60%
-------------------------------------------------------------------------------------------------------
Comparable Store Sales
  Increase (Decrease)                    (9%)           (5%)           (9%)           (7%)           10%
-------------------------------------------------------------------------------------------------------
Retail Sales Per Average
  Gross Square Foot             $       345    $       379    $       401    $       474    $       505
-------------------------------------------------------------------------------------------------------
STORES AND ASSOCIATES AT END
OF YEAR
Total Number of Stores Open             700            597            491            354            250
-------------------------------------------------------------------------------------------------------
Gross Square Feet                 5,021,000      4,358,000      3,673,000      2,849,000      2,174,000
-------------------------------------------------------------------------------------------------------
Number of Associates                 30,200         22,000         16,700         13,900         11,300
-------------------------------------------------------------------------------------------------------

* Fifty-three week fiscal year

(1) Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the fourth quarter of the 2003 fiscal year were $560.4 million, an increase of 5% from $534.5 million for the fourth quarter of the 2002 fiscal year. Operating income for the fourth quarter of the 2003 fiscal year was $154.3 million compared to $149.6 million in the 2002 fiscal year. Net income increased to $94.3 million in the fourth quarter of fiscal 2003 as compared to $92.8 million in the 2002 fiscal year. Net income per diluted share for the fourth quarter of the 2003 fiscal year was $.96, up 3% from $.93 in the 2002 fiscal year.

Net sales for the 2003 fiscal year were $1.7 billion, an increase of 7% over the 2002 fiscal year net sales of $1.6 billion. Operating income for the 2003 fiscal year increased 6% to $331.6 million from $312.6 million for the 2002 fiscal year. Net income per diluted share was $2.06 for the 2003 fiscal year compared to $1.94 in the 2002 fiscal year, an increase of 6%.

During the 2003 fiscal year, the Company continued its growth strategy by opening 19 Abercrombie & Fitch stores, 9 abercrombie stores and 79 Hollister stores, for a total of 107 stores. Sales productivity of these new store openings continues to be high. During the fourth quarter of the 2003 fiscal year, the new stores in all three concepts opened during the past 12 months averaged approximately the same sales per square foot as the existing store base.

The following data represent the Company's consolidated statements of income for the last three fiscal years, expressed as a percentage of net sales:

                                      2003      2002      2001
                                     ------    ------    ------
NET SALES                             100.0%    100.0%    100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                        58.0      58.9      59.1
                                     ------    ------    ------

GROSS INCOME                           42.0      41.1      40.9
General, Administrative and Store
   Operating Expenses                  22.6      21.5      21.0
                                     ------    ------    ------

OPERATING INCOME                       19.4      19.6      19.9
Interest Income, Net                   (0.2)     (0.2)     (0.4)
                                     ------    ------    ------

INCOME BEFORE INCOME TAXES             19.6      19.8      20.3
Provision for Income Taxes              7.6       7.6       7.9
                                     ------    ------    ------

NET INCOME                             12.0      12.2      12.4
                                     ======    ======    ======

FINANCIAL SUMMARY

The following summarized financial data compares the 2003 fiscal year to the comparable periods for 2002 and 2001:

                                                                                 Change
                                                                         ----------------------
                                       2003        2002        2001      2002-2003    2001-2002
                                     --------    --------    --------    ---------    ---------
Net sales (millions)                 $  1,708    $  1,596    $  1,365            7%          17%

Decrease in comparable store
    sales                                  (9)%        (5)%        (9)%

Retail sales increase
    attributable to new and
    remodeled stores, magazine,
    catalogue and Web sites                16%         22%         19%

Retail sales per average gross       $    345    $    379    $    401           (9)%         (5)%
    square foot

Retail sales per average store       $  2,494    $  2,797    $  3,095          (11)%        (10)%
    (thousands)

Average store size at year-end          7,173       7,300       7,480           (2)%         (2)%
    (gross square feet)

Gross square feet at year-end           5,021       4,358       3,673           15%          19%
    (thousands)

Number of stores and gross square
feet by concept:

Abercrombie & Fitch:

   Stores at beginning of period          340         309         265
      Opened                               19          33          45
      Closed                               (2)         (2)         (1)
                                     --------    --------    --------
   Stores at end of period                357         340         309
                                     ========    ========    ========
   Gross square feet
     (thousands)                        3,154       3,036       2,798
                                     ========    ========    ========

abercrombie:

   Stores at beginning of period          164         148          84
      Opened                                9          19          64
      Closed                               (2)         (3)          -
                                     --------    --------    --------
   Stores at end of period                171         164         148
                                     ========    ========    ========
   Gross square feet
      (thousands)                         753         727         662
                                     ========    ========    ========
Hollister:

   Stores at beginning of period           93          34           5
      Opened                               79          60          29
      Closed                                -          (1)          -
                                     --------    --------    --------
   Stores at end of period                172          93          34
                                     ========    ========    ========
   Gross square feet
      (thousands)                       1,114         595         213
                                     ========    ========    ========

NET SALES

Fourth Quarter 2003

Net sales for the fourth quarter of the 2003 fiscal year were $560.4 million, up 5% over last year's fourth quarter net sales of $534.5 million. Comparable store sales, defined as sales in stores that have been open for at least one year, decreased 11% for the quarter.

By merchandise concept, comparable store sales ("comps") for the quarter were as follows: Abercrombie & Fitch's comps declined 14% with mens comps declining in the low twenties and womens declining by a high-single digit percentage. In abercrombie, the kids' business, comps decreased 7% with girls achieving a low-single digit positive comp increase and boys comps declining in the low twenties. In Hollister, comps were flat when compared to last year for the quarter. Hollister girls comps were a positive low-single digit for the fourth quarter, while guys comps were a negative mid-single digit.

On a regional basis, comp store results across all three concepts were strongest along the East Coast and in the West and weakest in the Midwest. Stores located in Florida, Southern California and the New York metropolitan area had the best comp performance.

From a promotional standpoint, the Company used direct mail promotions during the fourth quarter of the 2003 fiscal year to drive business between Thanksgiving and Christmas, but did not anniversary the 2002 fourth quarter issuance of a bounce-back coupon. Also, the Company did not repeat a 15%-off bag stuffer coupon that impacted late December and January business in fiscal 2002. Overall, the Company sought to have a less promotional look to the stores in the 2003 fiscal year.

From a merchandising standpoint, womens continued to outperform mens. In Abercrombie & Fitch, womens had strong comp store increases in the fourth quarter in knits, fleece and skirts. Weak classifications included woven shirts and outerwear. The men's business continued to be difficult. However, graphic t-shirts and woven shirts were classifications that had comp increases while the sweater and outerwear classifications had significant decreases.

In the kids' business, for the quarter, knits, sweats and pants had strong comp store increases in girls, which were somewhat offset by weak business in sweaters, shirts, outerwear and gymwear. Boys graphic tees, woven shirts and accessories had comp increases, but these increases were not sufficient to offset other weaker performing classifications.

In Hollister, girls also achieved stronger comps than guys. In girls, sweats, skirts, pants and denim had significant comp store increases during the quarter, while comps in the sweater and outerwear classifications declined. In guys, woven shirts, denim and sweats had positive comp store increases. However, the sweater, knit tops and outerwear classifications had significant declines.

Sales in the e-commerce business grew by over 42% during the fourth quarter of the 2003 fiscal year as compared to the same period during the 2002 fiscal year. The Company added a Hollister e-commerce business during back-to-school 2003. The direct to consumer business (which includes the Company's catalogue, the A&F Quarterly (a catalogue/magazine) and the Company's Web sites) accounted for 6.0% of net sales in the fourth quarter of the 2003 fiscal year as compared to 5.0% in the fourth quarter of fiscal 2002.

Fiscal 2003

Net sales for the 2003 fiscal year reached $1.7 billion, up 7% over the 2002 fiscal year. The sales increase was attributable to the net addition of 103 stores partially offset by a 9% comparable store sales decrease.

By merchandise concept, comps for the 2003 fiscal year were as follows:
Abercrombie & Fitch's comps declined 11% with mens comps declining low twenties and womens comps declining mid-single digits. abercrombie comps declined 6% with girls achieving a mid-single digit positive comp store increase and boys posting a negative comp in the high teens. Overall, the women's and girls' businesses continued to increase in share of the total business and accounted for approximately 63% of the adult and kids' businesses in the 2003 fiscal year. Hollister comps for the 2003 fiscal year were a positive 7%, with girls comps positive in low double digits and guys slightly negative.

During the year, Hollister continued to gain in productivity relative to Abercrombie & Fitch. For the 2003 fiscal year, sales per square foot in Hollister stores were approximately 113% of the sales per square foot of Abercrombie & Fitch stores in the same malls.

For the 2003 fiscal year, e-commerce sales grew by approximately 39% as compared to the 2002 fiscal year. The Company's catalogue, the A&F Quarterly, and the Company's Web sites represented 5.3% of net sales for the 2003 fiscal year compared to 4.7% in the 2002 fiscal year.

Current Trends and Outlook

The Company experienced double digit comp store increases each year from the 1996 fiscal year to the 1999 fiscal year, reaching sales per gross square foot of $505 in fiscal 1999, a level significantly higher than most of its competitors. The Company believes that the comp store decreases since then reflect both a difficult retail environment and a normalization of the Company's sales per square foot relative to its competition. The Company achieved positive comp store increases in January and February 2004 and while March 2004 comps were down slightly, the Company is encouraged by this improvement in trend. Although the Company is confident that comps will improve in the future, due to the uncertain competitive and economic environment, it cannot predict whether this will occur in the 2004 fiscal year or any subsequent year.

Driving top line revenue will be the Company's priority in the 2004 fiscal year and the Company has made a number of organizational changes intended to strengthen the design and merchandising groups. Additionally, changes have been made in the Company's marketing strategies. The A&F Quarterly has been discontinued and the Company plans to use a variety of marketing vehicles (including lifestyle only direct mail and national magazine advertising) in the future. In addition to emphasizing top line growth, management will focus on strong operational controls which have been an important factor in the Company's success.

Fourth Quarter 2002

Net sales for the fourth quarter of the 2002 fiscal year were $534.5 million, up 15% over 2001's fourth quarter net sales of $466.6 million. Comparable store sales decreased 4% for the quarter.

By merchandise concept, comps for the quarter were as follows: Abercrombie & Fitch's comps declined 5%, with womens achieving positive low-single digit comps and mens a mid-teen negative comp. Comps for abercrombie declined 4%, with girls achieving a high-single digit positive comp during the quarter and boys a negative high-teen comp. Comps in Hollister were a positive 16%, with girls achieving low twenties positive comps and guys a high-single digit positive comp. By region, comps were strongest in the West and weakest in the Midwest.

Given continued uncertainty in the economy, the Company entered the fourth quarter of the 2002 fiscal year with an approach designed to protect both the bottom line and the aspirational quality of the brands. The Company continued to strategically use direct mail and bounce-back promotions, but, overall, a much less aggressive approach to promotions was undertaken as compared to the 2001 fiscal year.

The pre-Christmas selling environment was very challenging and, as expected, comps were negative for the fourth quarter prior to Christmas. Comps improved significantly after Christmas, resulting in a flat comp for December 2002. January 2003 comps were positive 3%, which reflected strong sales of winter clearance, and positive results from the initial Spring assortment.

From a merchandising standpoint, womens continued to outperform mens. Key classifications in womens during the quarter included woven shirts, knit tops, outerwear, pants, sweats and underwear. Mens continued to be difficult and there remained no solid trend industry-wide. Knit tops and woven shirts performed well during the quarter.

As for the kids' business, knit tops, sweats, woven tops, pants and outerwear performed very well in girls. In boys, denim and sweats performed best. As in the adult men's business, boys continued to be difficult.

In Hollister, girls continued to be more significant than guys, representing approximately 65% of the overall business. For the quarter, the best performing girls classifications were woven shirts, knit tops, sweats, skirts and denim. In guys, denim, knit tops, graphic t-shirts, sweatshirts and accessories performed best.

Sales in the e-commerce business grew by over 25% during the fourth quarter of the 2002 fiscal year as compared to the fourth quarter of the 2001 fiscal year. The direct to consumer business (which includes the Company's catalogue, the A&F Quarterly and the Company's Web sites) accounted for 5.0% of net sales in the fourth quarter of the 2002 fiscal year as compared to 4.5% in the 2001 fiscal year.

Fiscal 2002

Net sales for the 2002 fiscal year reached $1.6 billion, up 17% over the 2001 fiscal year. The sales increase was attributable to the net addition of 106 stores offset by a 5% comparable store sales decrease.

By merchandise concept, Abercrombie & Fitch comps declined 6%, abercrombie comps declined 4% and Hollister comps increased 10%. The decline in comps was primarily due to the weak performance in both mens and boys. Mens comps decreased in low-double digits for the 2002 fiscal year while boys comps decreased in the mid-teens. Overall, the women's and girls' businesses continued to increase in share of the total business and accounted for approximately 57% of the adult and kids' businesses in the 2002 fiscal year. For the year, womens comps were negative low-single digits while girls comps were positive mid-single digits.

Hollister continued to perform well. For the 2002 fiscal year, sales per square foot in Hollister stores were approximately 86% of the sales per square foot of Abercrombie & Fitch stores in the same malls.

The Company's catalogue, the A&F Quarterly and the Company's Web sites represented 4.7% of the 2002 fiscal year net sales compared to 4.2% in the 2001 fiscal year.

GROSS INCOME

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Fourth Quarter 2003

Gross income for the fourth quarter of the 2003 fiscal year was $261.0 million compared to $243.0 million in the 2002 fiscal year. The gross income rate (gross income divided by net sales) for the fourth quarter of the 2003 fiscal year was 46.6%, up 110 basis points from last year's rate of 45.5%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate and an increase in buying and occupancy costs as a percent of net sales.

Continued progress in sourcing efficiency has been an important factor in improving IMU and profit. The Company continued to make progress increasing IMU in the Hollister and abercrombie business, where IMU improved over 400 basis points versus the fourth quarter of the 2002 fiscal year for both concepts. All three concepts are operating at very similar margins, both in IMU and merchandise margin.

The increase in buying and occupancy costs, as a percent of net sales, reflected the inability to leverage fixed costs, such as rent, depreciation and other real estate related charges, with a comp store decrease.

The markdown rate, as a percentage of net sales, exceeded last year for the quarter due to the weaker than expected pre-Christmas business resulting in aggressive markdowns in the back half of January.

The Company conservatively managed its inventory and despite negative comps ended the fourth quarter of the 2003 fiscal year with inventories, at cost, up 3% per gross square foot versus the fourth quarter of the 2002 fiscal year.

Fiscal 2003

For the 2003 fiscal year, gross income increased to $717.4 million from $656.0 million in the 2002 fiscal year. The gross income rate in the 2003 fiscal year was 42.0% versus 41.1% in the 2002 fiscal year. The increase was driven by improvements in IMU that were partially offset by increased buying and occupancy costs as a percentage of net sales.

Buying and occupancy costs increased over last year, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store.

Fourth Quarter 2002

Gross income for the fourth quarter of the 2002 fiscal year was $243.0 million compared to $208.5 million in the same period in the 2001 fiscal year. The gross income rate for the fourth quarter of the 2002 fiscal year was 45.5%, up 80 basis points from the 2001 fiscal year rate of 44.7%. The increase in the gross income rate resulted largely from an increase in IMU, partially offset by an increase in buying and occupancy costs, as a percent of net sales.

Continued progress in sourcing was an important factor in improving IMU in all three concepts. The Company continued to make progress increasing IMU in Hollister, where IMU improved over 700 basis points in the fourth quarter of the 2002 fiscal year versus the fourth quarter of the 2001 fiscal year. Additionally, the Company's less aggressive approach to promotions during the fourth quarter of the 2002 fiscal year resulted in selling at higher average retail prices compared to the fourth quarter of the 2001 fiscal year.

The increase in buying and occupancy costs, as a percent of net sales, reflected the inability to leverage fixed costs, such as rent, depreciation and other real estate related charges, with a comp store decrease.

The Company ended the fourth quarter of the 2002 fiscal year with inventories, at cost, up 12% per gross square foot versus the fourth quarter of the 2001 fiscal year.

Fiscal 2002

Gross income for the 2002 fiscal year was $656.0 million compared to $558.0 million in the 2001 fiscal year. The gross income rate was 41.1% in the 2002 fiscal year versus 40.9% in the 2001 fiscal year. The increase was driven by improvements in IMU that were almost fully offset by increased buying and occupancy costs, as a percentage of net sales.

Gross income was also protected as a result of strong inventory management through most of the first half of the 2002 fiscal year.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

Fourth Quarter 2003

General, administrative and store operating expenses during fourth quarter of the 2003 fiscal year were $106.7 million compared to $93.4 million during the same period in the 2002 fiscal year. The fourth quarter of the 2003 fiscal year general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 19.0% compared to 17.5% in the fourth quarter of the 2002 fiscal year. The increase in rate versus the 2002 fiscal year reflects a loss of leverage due to the double-digit drop in comps partially offset by lower bonuses and efficiencies in store operations, distribution center operations and the direct to consumer business.

During the fourth quarter of the 2003 fiscal year, store payroll hours were reduced by 2% per average Abercrombie & Fitch adult store and wages, in all three concepts, were held relatively flat. Store hours are managed on a weekly basis in order to match hours with sales volume. Overall, store expenses grew at approximately the same rate as the Company's square footage growth during the fourth quarter.

The distribution center achieved record level productivity during the fourth quarter of the 2003 fiscal year. Productivity, as measured in units processed per labor hour, was 18% higher than the fourth quarter of the 2002 fiscal year. This increase was on top of a 39% increase last year and a 50% increase two years ago.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $5.5 million for the fourth quarter of the 2003 fiscal year compared to $4.9 million for the fourth quarter of the 2002 fiscal year.

Fiscal 2003

Full year general, administrative and store operating expenses were $385.8 million in the 2003 fiscal year versus $343.4 million in the 2002 fiscal year. The general, administrative and store operating expense rate in the 2003 fiscal year was 22.6% versus 21.5% in the 2002 fiscal year. The increased rate in the 2003 fiscal year resulted primarily from a drop in comps that could not be offset by lower variable expenses per average store. In addition, legal expense increased in the 2003 fiscal year compared to the 2002 fiscal year as the Company reserved expected defense costs for pending litigation. Partially offsetting these costs were improvements in distribution center productivity, reduced expenses per order in the direct to consumer business and reduced marketing expenses, as a percentage of net sales, due to savings from fewer direct mail campaigns in the 2003 fiscal year. Productivity at the distribution center, as measured in units processed per labor hour, was 31% higher during the 2003 fiscal year than during the 2002 fiscal year.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $19.3 million in the 2003 fiscal year compared to $19.9 million in the 2002 fiscal year.

Fourth Quarter 2002

For the fourth quarter of the 2002 fiscal year, general, administrative and store operating expenses were $93.4 million compared to $79.9 million in fourth quarter of the 2001 fiscal year. The general, administrative and store operating expense rate was 17.5% compared to 17.1% in the same period the prior year. The increase in rate versus the 2001 fiscal year resulted primarily from an increase in home office expenses, largely due to higher bonuses resulting from improved financial performance.

During the fourth quarter of the 2002 fiscal year, store payroll hours were reduced by 9% per average Abercrombie & Fitch adult store and 3% per average kids store. The control of payroll hours helped mitigate the effect of negative comps on the store operating expense rate.

Efficiencies were also recognized in the distribution center and in the direct to consumer business. Productivity, as measured in units processed per labor hour, was 39% higher during the fourth quarter of the 2002 fiscal year than the fourth quarter of the 2001 fiscal year. For the quarter, more units were processed than the comparable period in the 2001 fiscal year with 20% fewer labor hours.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $4.9 million for the fourth quarter of the 2002 fiscal year compared to $4.9 million for the fourth quarter of the 2001 fiscal year.

Fiscal 2002

The general, administrative and store operating expenses for the 2002 fiscal year were $343.4 million compared to $286.6 million in the 2001 fiscal year. The full year general, administrative and store operating expense rate in the 2002 fiscal year was 21.5% versus 21.0% in the 2001 fiscal year. The 2002 fiscal year rate increase resulted from an increase in store expenses, as a percentage of sales, due to the inability to leverage fixed costs on a comp store sales decrease, as well as higher legal and incentive compensation expenses. Productivity at the distribution center, as measured in units processed per labor hour, was 46% higher during the 2002 fiscal year than during the 2001 fiscal year.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $19.9 million in the 2002 fiscal year versus $19.5 million the 2001 fiscal year.

OPERATING INCOME

Fourth Quarter 2003

Operating income for the fourth quarter of the 2003 fiscal year increased to $154.3 million from $149.6 million in the 2002 fiscal year fourth quarter. The operating income rate (operating income divided by net sales) was 27.5% for the fourth quarter of the 2003 fiscal year compared to 28.0% for the fourth quarter of the 2002 fiscal year. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, reduced the operating income rate in the current year's fourth quarter. This decline was partially offset by higher merchandise margins during the quarter.

Fiscal 2003

For the 2003 fiscal year, operating income was $331.6 million compared to $312.6 million for the 2002 fiscal year. The operating income rate for the 2003 fiscal year was 19.4% versus 19.6% in the 2002 fiscal year. The decline was attributable to a higher general, administrative and store operating expense rate due to the inability to leverage fixed costs on a comp store decrease. The increased expense rate was partially offset by a gross income rate increase.

Fourth Quarter 2002 and Fiscal 2002

Operating income for the fourth quarter of the 2002 fiscal year increased to $149.6 million from $128.6 million during the same period in the 2001 fiscal year. The operating income rate was 28.0% for the fourth quarter of the 2002 fiscal year compared to 27.6% for the fourth quarter in the 2001 fiscal year. The increase in the operating income rate was due to a higher gross income rate partially offset by a higher general, administrative and store operating expense rate.

In the 2002 fiscal year, the operating income was $312.6 million compared to $271.5 million in the 2001 fiscal year. The operating income rates for same time periods were 19.6% versus 19.9%. The decline was attributable to a higher general, administrative and store operating expense rate due to the inability to leverage fixed costs on a comp store decrease. The increased expense rate was partially offset by a gross income rate increase.

INTEREST INCOME AND INCOME TAXES

Fourth quarter and year-to-date net interest income for the 2003 fiscal year were $1.1 million and $3.7 million, respectively, as compared with net interest income of $1.3 million and $3.8 million, respectively, for the comparable periods in the 2002 fiscal year. The decline in the 2003 fiscal year fourth quarter net interest income was due to lower interest rates. The Company continued to invest in tax-free securities.

Fourth quarter and year-to-date net interest income were $1.3 million and $3.8 million, respectively, in the 2002 fiscal year as compared with net interest income of $1.2 million and $5.1 million, respectively, for the comparable periods in the 2001 fiscal year. The decrease in net interest income in the year-to-date period was a result of the Company's strategy, at the beginning of the 2002 fiscal year, to invest cash in tax-free securities due to the decline in short-term market interest rates. The investment in tax-free securities lowered the Company's effective tax rate. Previously, the Company primarily invested in the commercial paper market.

The effective tax rates for the fourth quarter and year-to-date periods of the 2003 fiscal year were 39.3% and 38.8%, respectively, as compared to 38.5% and 38.4%, respectively, for the comparable periods in the 2002 fiscal year.

FINANCIAL CONDITION

Continued growth in net income and cash on hand has afforded the Company financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. Furthermore, the Company expects that cash from operating activities will fund the dividend announced in February 2004. The Board of Directors will review and approve the appropriateness of future dividend amounts. A summary of the Company's working capital (current assets less current liabilities) position and capitalization follows (in thousands):

                            2003         2002         2001
                          ---------    ---------    ---------
Working capital           $ 472,653    $ 384,094    $ 241,616
                          =========    =========    =========
Capitalization:
  Shareholders' equity    $ 871,257    $ 749,527    $ 595,434
                          =========    =========    =========

The Company considers the following to be measures of liquidity and capital resources:

                                           2003          2002        2001
                                         ---------    ---------    ---------
Current ratio (current assets divided
by current liabilities)                       2.69         2.57         2.48
                                         =========    =========    =========
Net cash provided by operating
activities (in thousands)                $ 281,896    $ 293,146    $ 233,202
                                         =========    =========    =========

The decrease in cash provided by operating activities in the 2003 fiscal year from the 2002 fiscal year was primarily driven by an increase in inventories not offset by commensurate increases in net income, accounts payable and accrued expenses. Inventories increased from the net addition of 103 stores representing an increase of 663,000 gross square feet in 2003. Inventories at fiscal year-end were 3% higher on a gross square foot basis than at the end of the 2002 fiscal year.

The increase in cash from operating activities from the 2002 fiscal year from the 2001 fiscal year was primarily from increases in accounts payable and accrued expenses, and income taxes payable. Accounts payable increased in the 2002 fiscal year due to both the increased level of inventory and timing of payments. Accrued expenses increased in the 2002 fiscal year primarily due to higher store expenses, consistent with the increase in store openings. The increase in income taxes payable was driven by higher pre-tax income and timing of payments.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows during the 2003 fiscal year related to investing activities were primarily for capital expenditures (see the discussion in the "Capital Expenditures" section below) related to new stores (net of construction allowances) with approximately $35 million invested in the completion of the home office expansion, improvements in the distribution center and information technology expenditures for a new point-of-sale system. This system was completely rolled-out to all stores during the third quarter of the 2003 fiscal year.

Financing activities during the 2003, 2002 and 2001 fiscal years consisted primarily of the repurchase of 4,401,000 shares, 1,850,000 shares, and 600,000 shares, respectively, of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs.

The 2003 repurchase leaves 599,000 shares remaining as of January 31, 2004 of the 5,000,000 share repurchase authorized by the Board of Directors during its August 2002 Board meeting. In addition to stock repurchases, financing activities also consisted of stock option exercises, restricted stock issuances and overdrafts. These overdrafts are outstanding checks reclassified from cash to accounts payable.

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "Credit Agreement"), which replaced both the then existing $150 million syndicated unsecured credit agreement and a $75 million trade letter of credit facility. Additional details regarding the Credit Agreement can be found in the Notes to Consolidated Financial Statements (see Note 8).

Letters of credit totaling approximately $42.8 million and $41.8 million were outstanding under the Credit Agreement at January 31, 2004 and February 1, 2003, respectively. No borrowings were outstanding under the Credit Agreement at January 31, 2004 or February 1, 2003.

The Company has standby letters of credit in the amount of $4.7 million that expire during the 2004 fiscal year but automatically renew for a period of one year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company does not have any off-balance sheet arrangements or debt obligations. As of January 31, 2004, the Company's contractual obligations were as follows:

                                                          Payments due by period (thousands)
                                                 ----------------------------------------------------
                                                 Less than 1                              More than 5
   Contractual Obligations           Total           year       1-3 years    3-5 years       years
------------------------------    -----------    -----------    ---------    ---------    -----------
Operating Leases                  $ 1,002,720    $   141,338    $ 278,417    $ 232,628    $   350,337
Purchase Obligations and Other        143,600        143,600            -            -              -
                                  -----------    -----------    ---------    ---------    -----------
Total                             $ 1,146,320    $   284,938    $ 278,417    $ 232,628    $   350,337
                                  ===========    ===========    =========    =========    ===========

The majority of the Company's contractual obligations are made up of operating leases for its stores (see Note 5 of the Notes to Consolidated Financial Statements). The purchase obligations and other category represents purchase orders for merchandise to be delivered during Spring 2004, preventive maintenance contracts for the 2004 fiscal year and letters of credit outstanding as of January 31, 2004 (see Note 8 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET

Store count and gross square footage by concept were as follows:

                             January 31, 2004               February 1, 2003
                       ----------------------------    ----------------------------
                         Number       Gross Square       Number      Gross Square
                       of Stores    Feet (thousands)   of Stores    Feet (thousands)
                       ---------    ---------------    ---------    ---------------
Abercrombie & Fitch          357              3,154          340              3,036
abercrombie                  171                753          164                727
Hollister                    172              1,114           93                595
                       ---------    ---------------    ---------    ---------------
Total                        700              5,021          597              4,358
                       =========    ===============    =========    ===============

CAPITAL EXPENDITURES

Capital expenditures, net of construction allowances, totaled $99.1 million, $93.0 million and $126.5 million for the 2003, 2002 and 2001 fiscal years, respectively. Additionally, the non-cash accrual for construction in progress increased $18.6 million in the 2003 fiscal year, decreased $12.7 million in the 2002 fiscal year and increased $1.0 million the 2001 fiscal year. Capital expenditures in the 2003 fiscal year related primarily to new store construction in addition to approximately $35.0 million of the total capital expenditures invested in the home office expansion, distribution center projects and a new point-of-sale system. Capital expenditures in the 2002 fiscal year related primarily to new store construction with approximately $20.0 million invested in information technology and distribution center projects. Capital expenditures in the 2001 fiscal year related primarily to new store construction. Approximately $17.0 million of the total capital expenditure in the 2001 fiscal year related to the construction of a new office and distribution center. The office and distribution center were completed in the 2001 fiscal year.

The Company anticipates spending $110.0 million to $120.0 million in the 2004 fiscal year for capital expenditures, of which $85.0 million to $95.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

The Company intends to add approximately 745,000 gross square feet in the 2004 fiscal year, which will represent a 15% increase over year-end 2003. It is anticipated the increase will result from the addition of approximately 15 new Abercrombie & Fitch stores, 10 new abercrombie stores and 85 new Hollister stores. In addition, the Company recently announced plans for a new lifestyle brand that will target an older customer than its current brands. The Company expects to open four test stores in August 2004. Additionally, the Company plans to remodel 10 to 15 Abercrombie & Fitch stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $550,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $450,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $115,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $590,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $215,000 per store.

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

Revenue Recognition - The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

Inventory Valuation - Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit ("SKU") level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. The Company further reduces inventory by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines.

Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.

Property and Equipment - Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, 10 to 15 years for leasehold improvements and 3 to 10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc., "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

Contingencies - In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management's judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted SFAS No. 146 in first quarter of the 2003 fiscal year and adoption did not have an impact on the Company's results of operations or its financial position.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement). Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of the 2003 fiscal year and have been adopted by the Company (see Note 2 of the Notes to Consolidated Financial Statements).

EITF Issue No. 03-08, "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus was effective for new insurance contracts entered into beginning with the third quarter of the 2003 fiscal year. The Company has evaluated the impact of this issue and concluded that there was no effect on the consolidated financial statements.

EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received From a Vendor." The issue provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF Issue No. 02-16 was effective for fiscal years beginning after December 15, 2002. The Company has evaluated the impact of this issue and concluded that there was no effect on the consolidated financial statements.

In November 2002, the Financial Accounting Standards Board ("FASB"), issued
FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted FIN 45 at the beginning of the 2003 fiscal year. The adoption did not have an effect on the consolidated financial statements.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 , in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Annual Report on Form 10-K or otherwise made by management:

         - changes in consumer spending patterns and consumer preferences;

         - the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

         - the impact of competition and pricing;

         - changes in weather patterns;

         - postal rate increases and changes;

         - paper and printing costs;

         - market price of key raw materials;

         - ability to source product from its global supplier base;

         - political stability;

         - currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

         - availability of suitable store locations at appropriate terms;

         - ability to develop new merchandise; and

         - ability to hire, train and retain associates.

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds marketable securities with original maturities less than one year. These financial instruments bear interest at fixed rates and are subject to interest rate risk through lost income should interest rates increase. The Company does not enter into financial instruments for trading purposes.

As of January 31, 2004, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that an adverse change in interest rates would have a material affect on the Company's financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

                                                          2003           2002           2001
                                                      -----------    -----------    -----------
NET SALES                                             $ 1,707,810    $ 1,595,757    $ 1,364,853

    Cost of Goods Sold, Occupancy and Buying Costs        990,412        939,708        806,819
                                                      -----------    -----------    -----------
GROSS INCOME                                              717,398        656,049        558,034

    General, Administrative and Store Operating
    Expenses                                              385,764        343,432        286,576
                                                      -----------    -----------    -----------
OPERATING INCOME                                          331,634        312,617        271,458

    Interest Income, Net                                   (3,708)        (3,768)        (5,064)
                                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                335,342        316,385        276,522

    Provision for Income Taxes                            130,240        121,450        107,850
                                                      -----------    -----------    -----------
NET INCOME                                            $   205,102    $   194,935    $   168,672
                                                      ===========    ===========    ===========
NET INCOME PER SHARE:
   BASIC                                              $      2.12    $      1.99    $      1.70
                                                      ===========    ===========    ===========
   DILUTED                                            $      2.06    $      1.94    $      1.65
                                                      ===========    ===========    ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                                     January 31,     February 1,
                                                                        2004            2003
                                                                     -----------     -----------
ASSETS

CURRENT ASSETS:
     Cash and Equivalents                                            $   511,073     $   420,063
     Marketable Securities                                                10,000          10,000
     Receivables                                                           7,197          10,572
     Inventories                                                         170,703         143,306
     Store Supplies                                                       29,993          25,671
     Other                                                                23,689          19,770
                                                                     -----------     -----------
TOTAL CURRENT ASSETS                                                     752,655         629,382

PROPERTY AND EQUIPMENT, NET                                              445,956         392,941

OTHER ASSETS                                                                 552             725
                                                                     -----------     -----------
TOTAL ASSETS                                                         $ 1,199,163     $ 1,023,048
                                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Outstanding Checks                         $    91,364     $    79,291
     Accrued Expenses                                                    138,232         119,526
     Income Taxes Payable                                                 50,406          46,471
                                                                     -----------     -----------

TOTAL CURRENT LIABILITIES                                                280,002         245,288

DEFERRED INCOME TAXES                                                     19,516          15,189

OTHER LONG-TERM LIABILITIES                                               28,388          13,044

SHAREHOLDERS' EQUITY:
     Class A Common Stock - $.01 par value: 150,000,000 shares
         authorized, 94,607,499 and 97,268,877 shares outstanding
         at January 31, 2004 and February 1, 2003, respectively            1,033           1,033
     Paid-In Capital                                                     139,139         142,577
     Retained Earnings                                                   919,577         714,475
                                                                     -----------     -----------
                                                                       1,059,749         858,085
        Less: Treasury Stock, at Average Cost                           (188,492)       (108,558)
                                                                     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                               871,257         749,527
                                                                     -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,199,163     $ 1,023,048
                                                                     ===========     ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands)

                                                     Common Stock                               Treasury Stock
                                                ----------------------                        ------------------     Total
                                                   Shares                Paid-In   Retained           At Average  Shareholders'
                                                Outstanding  Par Value   Capital   Earnings   Shares     Cost        Equity
                                                -----------  ---------  ---------  ---------  ------  ----------  -------------
Balance, February 3, 2001                            98,796  $   1,033  $ 136,490  $ 350,868   4,504  $  (65,691) $     422,700

Purchase of Treasury Stock                             (600)         -          -          -     600     (11,069)       (11,069)

Net Income                                                -          -          -    168,672       -           -        168,672

Tax Benefit from Exercise of Stock Options and
Vesting of Restricted Stock                               -          -      5,056          -       -           -          5,056

Stock Options, Restricted Stock and Other               677          -       (152)         -    (678)     10,227         10,075
                                                -----------  ---------  ---------  ---------  ------  ----------  -------------
Balance, February 2, 2002                            98,873  $   1,033  $ 141,394  $ 519,540   4,426  $  (66,533) $     595,434

Purchase of Treasury Stock                           (1,850)         -          -          -   1,850     (42,691)       (42,691)

Net Income                                                -          -          -    194,935       -           -        194,935

Tax Benefit from Exercise of Stock Options and
Vesting of Restricted Stock                               -          -        164          -       -           -            164

Stock Options, Restricted Stock and Other               246          -      1,019          -    (245)        666          1,685
                                                -----------  ---------  ---------  ---------  ------  ----------  -------------
Balance, February 1, 2003                            97,269  $   1,033  $ 142,577  $ 714,475   6,031  $ (108,558) $     749,527

Purchase of Treasury Stock                           (4,401)         -          -          -   4,401    (115,670)      (115,670)

Net Income                                                -          -          -    205,102       -           -        205,102

Tax Benefit from Exercise of Stock Options and
Vesting of Restricted Stock                               -          -      9,505          -       -           -          9,505

Stock Options, Restricted Stock and Other             1,739          -    (12,943)         -  (1,740)     35,736         22,793
                                                -----------  ---------  ---------  ---------  ------  ----------  -------------
Balance, January 31, 2004                            94,607  $   1,033  $ 139,139  $ 919,577   8,692  $ (188,492) $     871,257
                                                ===========  =========  =========  =========  ======  ==========  =============

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

                                                            2003          2002          2001
                                                          ---------     ---------     ---------
OPERATING ACTIVITIES:
   Net Income                                             $ 205,102     $ 194,935     $ 168,672

   Impact of Other Operating Activities on Cash Flows:
      Depreciation and Amortization                          66,604        56,925        41,155
      Non-cash Charge for Deferred Compensation               5,310         2,295         3,936
      Deferred Taxes                                          7,308        21,213        (3,849)
      Non-Cash Charge for Asset Impairment                        -         1,251             -
   Changes in Assets and Liabilities:
      Inventories                                           (27,397)      (34,430)       11,734
      Accounts Payable and Accrued Expenses                   5,761        40,964         5,659
      Income Taxes                                           10,459        17,022        17,636
      Other Assets and Liabilities                            8,749        (7,029)      (11,741)
                                                          ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   281,896       293,146       233,202
                                                          ---------     ---------     ---------

INVESTING ACTIVITIES:
   Capital Expenditures                                     (99,128)      (92,976)     (126,515)
   Purchases of Marketable Securities                       (10,000)      (10,000)      (71,220)
   Proceeds from Maturities of Marketable Securities         10,000        71,220             -
   Collection (Issuances) of Notes Receivable                     -         4,954          (454)
                                                          ---------     ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                      (99,128)      (26,802)     (198,189)
                                                          ---------     ---------     ---------
FINANCING ACTIVITIES:
   Change in Outstanding Checks                               4,145         4,047         6,765
   Purchases of Treasury Stock                             (115,670)      (42,691)      (11,069)
   Stock Option Exercises and Other                          19,767          (282)        6,139
                                                          ---------     ---------     ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        (91,758)      (38,926)        1,835
                                                          ---------     ---------     ---------

NET INCREASE IN CASH AND EQUIVALENTS                         91,010       227,418        36,848
   Cash and Equivalents, Beginning of Year                  420,063       192,645       155,797
                                                          ---------     ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 511,073     $ 420,063     $ 192,645
                                                          =========     =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
   Construction Allowance Receivables                     $   5,730     $   8,778     $  14,030
                                                          =========     =========     =========
   Accrual for Construction in Progress                   $  31,269     $  12,680     $  25,338
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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of A&F and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2003, 2002, and 2001 represent the fifty-two week periods ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

         CASH AND EQUIVALENTS

         Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days. Outstanding checks at year end are reclassified in the balance sheet from cash to accounts payable to be reflected as liabilities. At fiscal year end 2003 and 2002, the outstanding checks reclassified were $33.2 million and $29.0 million, respectively.

         MARKETABLE SECURITIES

         All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At January 31, 2004, the Company held investments in marketable securities that were classified as held-to-maturity based on the Company's positive intent and ability to hold the securities to maturity. Primarily all securities held by the Company at January 31, 2004 were municipal debt securities that mature within one year and are stated at amortized cost that approximates market value.

         INVENTORIES

         Inventories are principally valued at the lower of average cost or market, on a first-in-first-out basis, utilizing the retail method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.

         The fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The Company further reduces inventory at season end by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines. Additionally, inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total season. Further, as part of inventory valuation, inventory shrinkage estimates are made, based on historical trends, that reduce the inventory value for lost or stolen items.

         The markdown reserve was $4.7 million and $6.8 million at January 31, 2004 and February 1, 2003, respectively. The shrink reserve was $3.3 million and $11.5 million at January 31, 2004 and February 1, 2003, respectively.

         STORE SUPPLIES

         The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. Subsequent shipments are expensed except for new merchandise presentation programs, which are capitalized.

         PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, 10 to 15 years for leasehold improvements and 3 to 10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores as of the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc., "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

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

         SHAREHOLDERS' EQUITY

         At January 31, 2004 and February 1, 2003, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 94.6 million and 97.3 million shares were outstanding at January 31, 2004 and February 1, 2003, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 31, 2004 or February 1, 2003. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 13 for information about Preferred Stock Purchase Rights.

         Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

         REVENUE RECOGNITION

         The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

         COST OF GOODS SOLD, OCCUPANCY AND BUYING COSTS

         The following expenses are included as part of Cost of Goods Sold, Occupancy and Buying Costs: landed cost of merchandise, freight, payroll and related costs associated with merchandise procurement, inspection costs, store rents and other real estate costs, store asset depreciation, inventory shrink, and catalogue production and mailing costs.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

         General, Administrative and Store Operating Expenses include distribution center costs including receiving and warehouse costs, store payroll and expenses, home office payroll and expenses (not related to merchandise procurement) and advertising.

         CATALOGUE AND ADVERTISING COSTS

         Costs related to the A&F Quarterly, a catalogue/magazine, primarily consist of catalogue production and mailing costs and are expensed as incurred as a component of "Cost of Goods Sold, Occupancy and Buying Costs." Advertising costs consist of in-store photographs and advertising in selected national publications and are expensed as part of "General, Administrative and Store Operating Expenses" when the photographs or publications first appear. Catalogue and advertising costs, which include photo shoot costs, amounted to $33.6 million in 2003, $33.4 million in 2002 and $30.7 million in 2001.

         STORE PREOPENING EXPENSES

         Pre-opening expenses related to new store openings are charged to operations as incurred.

         DESIGN AND DEVELOPMENT COSTS

         Costs to design and develop the Company's merchandise are expensed as incurred and are reflected as a component of "Cost of Goods Sold, Occupancy and Buying Costs."

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The recorded values of current assets and current liabilities, including receivables, marketable securities and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

         STOCK-BASED COMPENSATION

         The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options had been determined based on the estimated fair value of options granted in 2003, 2002 and 2001, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

(Thousands except per share amounts)

                                                            2003           2002            2001
                                                        -----------     -----------     -----------
Net income:

  As reported                                           $   205,102     $   194,935     $   168,672

  Stock-based compensation expense included in
  reported net income, net of tax                             3,250           1,414           2,401

  Stock-based compensation expense determined
  under fair value based method, net of tax(1)              (28,261)        (28,184)        (22,453)
                                                        -----------     -----------     -----------

  Pro forma                                             $   180,091     $   168,165     $   148,620
                                                        ===========     ===========     ===========

  Basic earnings per share:
     As reported                                        $      2.12     $      1.99     $      1.70
     Pro forma                                          $      1.86     $      1.71     $      1.50

  Diluted earnings per share:
     As reported                                        $      2.06     $      1.94     $      1.65
     Pro forma                                          $      1.83     $      1.68     $      1.48

(1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented.

         The weighted-average fair value of all options granted during the 2003, 2002 and 2001 fiscal years was $14.05, $12.07 and $14.96, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which are included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: no expected dividends in the 2003, 2002 and 2001 fiscal years; price volatility of 64% in the 2003 fiscal year, 53% in the 2002 fiscal year and 54% in the 2001 fiscal year; risk-free interest rates of 2.5%, 4.3% and 4.7% in the 2003, 2002 and 2001 fiscal years, respectively; assumed forfeiture rates of 23% in the 2003 fiscal year and 15% in the 2002 and 2001 fiscal years; and vesting lives of 4 years in the 2003 and 2002 fiscal years and 5 years in the 2001 fiscal year.

         EARNINGS PER SHARE

         Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted shares.

         Weighted-Average Shares Outstanding (in thousands):

                                                      2003         2002         2001
                                                    --------     --------     --------
Shares of Class A Common Stock issued                103,300      103,300      103,300
Treasury shares                                       (6,467)      (5,129)      (4,198)
                                                    --------     --------     --------
Basic shares                                          96,833       98,171       99,102

Dilutive effect of options and restricted shares       2,747        2,460        3,422
                                                    --------     --------     --------
Diluted shares                                        99,580      100,631      102,524
                                                    ========     ========     ========

         Options to purchase 6,151,000, 9,218,000 and 5,630,000 shares of Class A Common Stock were outstanding at year-end 2003, 2002 and 2001, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)" SFAS No. 146 also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted SFAS No. 146 in first quarter of the 2003 fiscal year and adoption did not have an impact on the Company's results of operations or its financial position.

         SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement). Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of 2003 and have been adopted by the Company (see Note 2).

         EITF Issue No. 03-08, "Accounting for Claims-Made Insurance and Retroactive Insurance Contracts by the Insured Entity," discusses the accounting implications of retroactive and prospective claims-made insurance policies. The consensus reached was that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. This consensus was effective for new insurance contracts entered into beginning with the third quarter of the 2003 fiscal year. The Company has evaluated the impact of this issue and concluded that there was no effect on the financial statements.

         EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received From a Vendor." The issue provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF Issue No. 02-16 was effective for fiscal years beginning after December 15, 2002. The Company has evaluated the impact of this issue and concluded that there was no effect on the financial statements.

         In November 2002, the Financial Accounting Standards Board, FASB, issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted FIN 45 at the beginning of the 2003 fiscal year. The adoption did not have an effect on the financial statements.

4.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of (thousands):

                                                     2003        2002
                                                   --------    --------
Land                                               $ 15,985    $ 15,949
Building                                            110,726      92,680
Furniture, fixtures and equipment                   469,135     394,276
Leasehold improvements                               46,586      52,293
Construction in progress                             27,901      23,095
Beneficial leaseholds                                 5,839       7,349
                                                   --------    --------
   Total                                           $676,172    $585,642

Less: Accumulated depreciation and amortization     230,216     192,701
                                                   --------    --------

Property and equipment, net                        $445,956    $392,941
                                                   ========    ========

5.       LEASED FACILITIES AND COMMITMENTS

         Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

         A summary of rent expense follows (thousands):

                                    2003        2002        2001
                                  --------    --------    --------
Store rent:
   Fixed minimum                  $121,547    $105,751    $ 83,608
   Contingent                        5,194       4,886       4,897
                                  --------    --------    --------
Total store rent                  $126,741    $110,637    $ 88,505

Buildings, equipment and other       1,219       1,133       1,566
                                  --------    --------    --------

Total rent expense                $127,960    $111,770    $ 90,071
                                  ========    ========    ========

At January 31, 2004, the Company was committed to noncancelable leases with remaining terms of one to thirteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

2004            $ 141,338
2005              142,266
2006              136,151
2007              122,478
2008              110,150
Thereafter        350,337

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following (thousands):

                                                     2003        2002
                                                   --------    --------
Accrual for construction in progress               $ 31,269    $ 12,680
Current portion of unredeemed gift card revenue      20,417      23,454
Rent and landlord charges                            17,689      18,465
Compensation and benefits                            14,589      15,857
Catalogue and advertising costs                      14,183       9,701
Legal                                                 9,248       5,136
Store accruals                                        6,671      10,773
Other                                                24,166      23,460
                                                   --------    --------
   Total                                           $138,232    $119,526
                                                   ========    ========

7.       INCOME TAXES

         The provision for income taxes consisted of (thousands):

                        2003        2002        2001
                      --------    --------    --------
Currently Payable:
 Federal              $101,692    $ 88,238    $ 79,691
 State                  18,248      13,865      15,002
                      --------    --------    --------
                      $119,940    $102,103    $ 94,693
                      --------    --------    --------

Deferred:
 Federal              $  8,748    $ 16,727    $ 11,133
 State                   1,552       2,620       2,024
                      --------    --------    --------
                      $ 10,300    $ 19,347    $ 13,157
                      --------    --------    --------

Total provision       $130,240    $121,450    $107,850
                      ========    ========    ========

         A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                        2003         2002         2001
                                                      --------     --------     --------
Federal income tax rate                                   35.0%        35.0%        35.0%
State income tax, net of Federal income tax effect         3.8          3.5          3.9
Other items, net                                           0.0         (0.1)         0.1
                                                      --------     --------     --------
Total                                                     38.8%        38.4%        39.0%
                                                      ========     ========     ========

         Income taxes payable included net current deferred tax assets of $3.5 million and $6.5 million at January 31, 2004 and February 1, 2003, respectively.

         Under a tax sharing arrangement with The Limited, which owned 84.2% of the outstanding Common Stock through May 19, 1998, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its separate taxable income at the estimated annual effective tax rate for periods prior to May 19, 1998. In 2002, a final tax sharing payment was made to The Limited pursuant to an agreement to terminate the tax sharing agreement. As a result, the Company has been indemnified by The Limited for any federal, state or local taxes asserted with respect to The Limited for all periods prior to May 19, 1998. Amounts paid to The Limited totaled $1.4 million and $ 20 thousand in 2002 and 2001, respectively.

         Amounts paid directly to taxing authorities were $113.0 million, $82.3 million, and $94.3 million in 2003, 2002, and 2001, respectively.

         The effect of temporary differences which give rise to deferred income tax assets (liabilities) was as follows (thousands):

                                          2003         2002
                                        ---------    ---------
Deferred tax assets:
    Deferred compensation                $ 10,208     $  8,182
    Accrued expenses                        5,736        6,724
    Rent                                    4,125        1,523
    Inventory                               1,717        2,960
    Other, net                                  0          124
                                        ---------    ---------
      Total deferred tax assets          $ 21,786     $ 19,513
                                        ---------    ---------

Deferred tax liabilities:
    Property and equipment              ($ 28,396)   ($ 20,135)
    Store supplies                         (9,384)      (8,061)
                                        ---------    ---------
      Total deferred tax liabilities    ($ 37,780)   ($ 28,196)
                                        ---------    ---------

Net deferred income tax liabilities     ($ 15,994)   ($  8,683)
                                        =========    =========

         No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

8.       LONG-TERM DEBT

         The Company entered into a $250 million syndicated unsecured credit agreement (the "Credit Agreement") on November 14, 2002 to replace both a $150 million syndicated unsecured credit agreement and a separate $75 million facility for the issuance of trade letters of credit. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement is due to expire on November 14, 2005. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternate Base Rate," or a LIBO Rate. Facility fees payable under the Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The Credit Agreement also contains financial covenants requiring a minimum ratio, on a consolidated basis, of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio. Letters of credit totaling approximately $42.8 million and $41.8 million were outstanding under the Credit Agreement at January 31, 2004 and at February 1, 2003. No borrowings were outstanding under the Credit Agreement at January 31, 2004 or February 1, 2003.

9.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the 2003, 2002 and 2001 fiscal years were approximately $2.0 million, $1.9 million and $1.8 million, respectively. These amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

         On January 1, 2002, A&F loaned $4,953,833 to its Chairman, pursuant to the terms of a replacement promissory note, which provided that such amount was due and payable on December 31, 2002. The outstanding principal under the note did not bear interest as the net sales threshold, per the terms of the note, was met. This note was paid in full by the Chairman on December 31, 2002. This note constituted a replacement of, and substitute for, several promissory notes dated from November 17, 1999 through May 18, 2001.

10.      STOCK OPTIONS AND RESTRICTED SHARES

         Under the Company's stock plans, associates and non-associate directors may be granted up to a total of 24.0 million restricted shares and options to purchase A&F's common stock at the market price on the date of grant. In 2003, associates of the Company were granted options covering approximately 552,000 shares, with a vesting period of four years. Options covering a total of 84,000 shares were granted to non-associate directors in 2003. Options covering 64,000 of these shares vest over four years. Options covering the remaining 20,000 shares vest on the first anniversary of the grant date. All options have a maximum term of ten years.

                                                         Options Exercisable at
      Options Outstanding at January 31, 2004               January 31, 2004
---------------------------------------------------    --------------------------
                             Weighted-
                             Average      Weighted-                    Weighted-
Range of                    Remaining      Average                      Average
Exercise       Number      Contractual    Exercise       Number       Exercisable
 Prices     Outstanding        Life         Price      Exercisable       Price
--------    -----------    -----------    ---------    -----------    -----------
$ 8-$23       2,691,000            4.3    $   13.50      1,618,000    $     13.86
$23-$38       7,039,000            6.9    $   26.50      3,094,000    $     26.17
$38-$51       5,131,000            5.4    $   43.54      1,479,000    $     43.25
-------     -----------    -----------    ---------    -----------    -----------
$ 8-$51      14,861,000            5.9    $   30.03      6,191,000    $     27.04
=======     ===========    ===========    =========    ===========    ===========

         A summary of option activity for 2003, 2002 and 2001 follows:

                                               2003                            2002                           2001
                                    ---------------------------    ---------------------------    ---------------------------
                                                    Weighted-                      Weighted-                      Weighted-
                                                     Average                        Average                        Average
                                       Shares      Option Price       Shares      Option Price       Shares      Option Price
                                    -----------    ------------    -----------    ------------    -----------    ------------
Outstanding at beginning of year     16,059,000    $      28.31     12,961,000    $      28.65     12,994,000    $      28.01
Granted                                 636,000           27.89      3,583,000           26.53        648,000           29.38
Exercised                            (1,586,000)          12.39        (93,000)          16.44       (521,000)          15.00
Canceled                               (248,000)          27.04       (392,000)          26.31       (160,000)          24.09
                                    -----------    ------------    -----------    ------------    -----------    ------------
Outstanding at end of year           14,861,000    $      30.03     16,059,000    $      28.31     12,961,000    $      28.65
                                    ===========    ============    ===========    ============    ===========    ============

Options exercisable at year-end       6,191,000    $      27.04      4,556,000    $      19.10      3,065,000    $      18.49
                                    ===========    ============    ===========    ============    ===========    ============

         A total of 78,000, 1,046,000 and 19,000 restricted shares were granted in 2003, 2002 and 2001, respectively, with a total market value at grant date of $2.1 million, $28.0 million and $.6 million, respectively. Of the restricted shares granted in 2002, 1,000,000 shares were awarded to the Company's Chairman, which become vested on December 31, 2008 provided the Chairman remains continuously employed by the Company through such date. The remaining restricted share grants generally vest either on a graduated scale over four years or 100% at the end of a fixed vesting period, principally five years. The market value of restricted shares is being amortized as compensation expense over the vesting period, generally four to five years. Compensation expenses related to restricted share awards amounted to $5.3 million, $2.3 million and $3.9 million in 2003, 2002 and 2001, respectively.

11.      RETIREMENT BENEFITS

         The Company maintains a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $6.4 million in 2003, $5.6 million in 2002 and $3.9 million in 2001.

         Effective February 2, 2003, the Company established a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement income to its Chairman. Subject to service requirements, the Chairman will receive a monthly prorated share of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Amended and Restated Employment Agreement, dated as of January 30, 2003, between the Company and its Chairman.

12.      CONTINGENCIES

         The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

         In 2003, five actions were filed under various states' laws on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. Two of the actions have been ordered coordinated. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. For certain of the cases, the parties are in the process of discovery. In other cases, answers have been filed. In one case, the Company has filed a motion to dismiss and that motion is pending.

         In 2003, an action was filed in which the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of all part-time associates nationwide under the Fair Labor Standards Act. The parties are in the process of discovery.

         In 2003, two actions were filed on behalf of purported classes alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. One of the actions was voluntarily dismissed. Additionally, the EEOC has under taken an investigation into these allegations. The plaintiffs in the action seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages . The parties are in the process of discovery.

         In each of 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. The Company has filed a motion to dismiss in one of the cases and that motion is pending. In the other case, the parties are in the process of discovery.

         The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. The Company does not believe it is feasible to predict the outcome of these proceedings. The timing of the final resolution of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for these legal proceedings.

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

13.      PREFERRED STOCK PURCHASE RIGHTS

         On July 16, 1998, A&F's Board of Directors declared a dividend of .50 of a Series A Participating Cumulative Preferred Stock Purchase Right (Right) for each outstanding share of Class A Common Stock, par value $.01 per share (Common Stock), of A&F. The dividend was paid to shareholders of record on July 28, 1998. Shares of Common Stock issued after July 28, 1998 and prior to the Distribution Date described below will be issued with a Right attached. Under certain conditions, each whole Right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an initial exercise price of $250. The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired beneficial ownership of 20% or more of A&F's outstanding shares of Common Stock and become an "Acquiring Person" (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer which, if consummated, would result in a person or group beneficially owning 20% or more of A&F's outstanding Common Stock. The Rights are not exercisable until the Distribution Date.

         In the event that any person becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain affiliated persons) will be entitled to purchase, upon exercise of the Right, shares of Common Stock having a market value two times the exercise price of the Right. At any time after any person becomes an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares), A&F's Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person and certain affiliated persons) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right. In the event that, at any time following the Share Acquisition Date, A&F is involved in a merger or other business combination transaction in which A&F is not the surviving corporation, the Common Stock is exchanged for other securities or assets or 50% or more of the assets or earning power of A&F and its subsidiaries, taken as a whole, is sold or transferred, the holder of a Right will be entitled to buy, for the exercise price of the Rights, the number of shares of common stock of the other party to the business combination or sale which at the time of such transaction will have a market value of two times the exercise price of the Right.

         The Rights, which do not have any voting rights, expire on July 16, 2008, and may be redeemed by A&F at a price of $.01 per whole Right at any time before a person becomes an Acquiring Person.

         Rights holders have no rights as a shareholder of A&F, including the right to vote and to receive dividends.

14.      SUBSEQUENT EVENTS

         On February 17, 2004, the Company announced that its Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. The first quarterly payment, of $0.125 per share, was paid on March 30, 2004 to stockholders of record as of March 9, 2004.

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial results for 2003 and 2002 follow (thousands except per share amounts):

2003 Quarter                      First        Second       Third        Fourth
----------------------------   ----------   ----------   ----------   ----------
Net sales                      $  346,722   $  355,719   $  444,979   $  560,389
Gross income                      128,188      144,333      183,865      261,012
Operating income                   40,290       55,617       81,450      154,278
Net income                         25,551       34,818       50,457       94,277
Net income per basic share     $     0.26   $     0.36   $     0.52   $     0.98
Net income per diluted share   $     0.26   $     0.35   $     0.51   $     0.96

2003 Quarter                      First        Second       Third        Fourth
----------------------------   ----------   ----------   ----------   ----------
Net sales                      $  312,792   $  329,154   $  419,329   $  534,482
Gross income                      114,429      131,874      166,736      243,010
Operating income                   36,987       49,570       76,432      149,628
Net income                         23,289       31,141       47,687       92,818
Net income per basic share     $     0.24   $     0.32   $     0.49   $     0.95
Net income per diluted share   $     0.23   $     0.31   $     0.48   $     0.93

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 17, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Senior Vice President - Chief Financial Officer (the principal financial officer) of Abercrombie & Fitch Co. ("A&F"), A&F's management has evaluated the effectiveness of A&F's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, A&F's Chairman and Chief Executive Officer and A&F's Senior Vice President - Chief Financial Officer have concluded that:

    - information required to be disclosed by A&F in this Annual Report on Form 10-K would be accumulated and communicated to A&F's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

    - information required to be disclosed by A&F in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    - A&F's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to A&F and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of A&F, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in A&F's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F's fiscal quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, A&F's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors," "- Security Ownership of Directors and Management," "- Meetings of and Communications with the Board," and "- Committees of the Board" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in A&F's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2004 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors," "- Executive Officers", and "- Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of A&F is included in this Annual Report on Form 10-K under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. Information regarding beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "PRINCIPAL HOLDERS OF SHARES
- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Information concerning A&F's Audit Committee is set forth under the captions "ELECTION OF DIRECTORS - Committees of the Board - Audit Committee" and "- Nominees and Directors" in the Proxy Statement and is incorporated herein by reference.

Information concerning the nomination process for director candidates is set forth under the captions "ELECTION OF DIRECTORS - Committees of the Board - Nominating and Board Governance Committee" and "ELECTION OF DIRECTORS - Nominating Procedures" in the Proxy Statement and is incorporated herein by reference.

A&F's Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Board Governance Committee as well as Corporate Governance Guidelines, in each case as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

In accordance with the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, the Board of Directors of A&F has adopted a Code of Business Conduct and Ethics covering the directors, officers and associates (employees) of A&F, including A&F's Chairman and Chief Executive Officer (the principal executive officer) and Senior Vice President - Chief Financial Officer (the principal financial and accounting officer). As required by the applicable rules of the SEC and the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, A&F intends to disclose the following on the "Corporate Governance" page of its Web site located at www.abercrombie.com within the required time period following their occurrence: (A) the nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to A&F's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the "code of ethics" definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to A&F's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Board Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted on the "Corporate Governance" page of A&F's Web site located at www.abercrombie.com. Interested persons may also obtain copies of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Board Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to Abercrombie & Fitch Co. at 6301 Fitch Path, New Albany, Ohio 43054, Attention: Investor Relations. In addition, a copy of A&F's Code of Business Conduct and Ethics is being filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and "- Security Ownership of Directors and Management" in the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "PRINCIPAL HOLDERS OF SHARES," "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Summary Compensation Table," "- Compensation of Directors" and "- Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference.

Abercrombie & Fitch Co. ("A&F") has four equity compensation plans under which its shares of Class A Common Stock, $0.01 par value ("Common Stock"), are authorized for issuance to eligible directors, officers and employees in exchange for consideration in the form of goods or services: (i) the 1996 Stock Option and Performance Incentive Plan (1998 Restatement) (the "1998 Associates Plan"); (ii) the 1996 Stock Plan for Non-Associate Directors (1998 Restatement) (the "1998 Non-Associate Directors Plan"); (iii) the 2002 Stock Plan for Associates (the "2002 Associates Plan"); and (iv) the 2003 Stock Plan for Non-Associate Directors (the "2003 Non-Associate Directors Plan"). Any shares of Common Stock distributable in respect of amounts deferred by non-associate directors of A&F under the Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") will be distributed under the 2003 Non-Associate Directors Plan in respect of deferred compensation allocated to non-associate directors' stock accounts under the Deferred Compensation Plan on or after May 22, 2003 and under the 1998 Non-Associate Directors Plan in respect of deferred compensation allocated to non-associate directors' stock accounts under the Deferred Compensation Plan prior to May 22, 2003. The 1998 Associates Plan and the 1998 Non-Associate Directors Plan have been approved by the stockholders of A&F while the 2002 Associate Plan, the 2003 Non-Associate Directors Plan and the Deferred Compensation Plan have not. The 1998 Non-Associate Directors Plan was terminated as of May 22, 2003 in respect of future grants pf options and issuances and distributions of shares of Common Stock other than issuances of shares of Common Stock upon exercise of options granted under the 1998 Non-Associate Directors Plan which remained outstanding as of May 21, 2003 and issuances and distributions of shares of Common Stock in respect of deferred compensation allocated to accounts under the Deferred Compensation Plan as of May 21, 2003.

The following table summarizes equity compensation plan information for the 1998 Associates Plan and the 1998 Non-Associate Directors Plan as a group and for the 2002 Associates Plan and the 2003 Non-Associate Directors Plan as a group, in each case as of January 31, 2004.

                                                                                                NUMBER OF SHARES
                                                                                                OF COMMON STOCK
                                                                                                   REMAINING
                                                 NUMBER OF SHARES                                AVAILABLE FOR
                                                  OF COMMON STOCK           WEIGHTED-           FUTURE ISSUANCE
                                                 TO BE ISSUED UPON      AVERAGE EXERCISE          UNDER EQUITY
                                                    EXERCISE OF             PRICE OF              COMPENSATION
                                                    OUTSTANDING            OUTSTANDING          PLANS (EXCLUDING
                                                 OPTIONS, WARRANTS      OPTIONS, WARRANTS       SHARES REFLECTED
                                                    AND RIGHTS             AND RIGHTS            IN COLUMN (a))
PLAN CATEGORY                                          (a)*                   (b)*                    (c)*
-------------                                    -----------------      -----------------       ----------------
Equity compensation plans approved by
stockholders                                     12,027,078 (1)           $ 31.22(2)                 606,787 (3)

Equity compensation plans not approved by
stockholders                                      3,958,119 (4)           $ 26.71(5)               3,551,864 (6)

Total                                            15,985,197               $ 30.02                  4,158,651

-----------------

*Reflects adjustments for changes in A&F's capitalization.

(1) Includes 10,616,748 shares of Common Stock issuable upon exercise of options granted under the 1998 Associates Plan, 102,830 shares of Common Stock issuable upon vesting of awards of restricted shares of Common Stock granted under the 1998 Associates Plan, 290,000 shares of Common Stock issuable upon exercise of options granted under the 1998 Non-Associate Directors Plan and 17,500 shares of Common Stock reflecting share equivalents attributable to compensation deferred by non-associate directors participating in the Deferred Compensation Plan and distributable in the form of shares of Common Stock under the 1998 Non-Associate Directors Plan. Also includes the right of Michael S. Jeffries to receive 1,000,000 shares of Common Stock as a career share award under the 1998 Associates Plan in accordance with the terms of his Amended and Restated Employment Agreement, dated as of January 30, 2003. This award vests December 31, 2008 if Mr. Jeffries remains employed with A&F. A pro rata portion of the award may vest earlier upon Mr. Jeffries' death or permanent and total disability or termination of his employment by A&F without cause or by Mr. Jeffries with good reason and will vest in full upon a change of control of A&F. Mr. Jeffries will not receive any of the shares of Common Stock subject to the career share award until after the award has vested and the delivery date specified in the Amended and Restated Employment Agreement occurred.

(2) Represents weighted-average exercise price of options outstanding under the 1998 Associates Plan and the 1998 Non-Associate Directors Plan and weighted-average price of share equivalents attributable to compensation deferred by non-associate directors participating in the Deferred Compensation Plan distributable in the form of shares of Common Stock under the 1998 Non-Associate Directors Plan.

(3) Includes 594,725 shares of Common Stock remaining available for future issuance under the 1998 Associates Plan (no more than 195,592 of which may be the subject of awards which are not options or stock appreciation rights) and 12,062 shares of Common Stock remaining available for future issuance under the 1998 Non-Associate Directors Plan, in each case excluding the shares of Common Stock shown in footnote (1).

(4) Includes 3,914,026 shares of Common Stock issuable upon exercise of options granted under the 2002 Associates Plan, 40,000 shares of Common Stock issuable upon exercise of options granted under the 2003 Non-Associate Directors Plan and 4,093 shares of Common Stock reflecting share equivalents attributable to compensation deferred by non-associate directors participating in the Deferred Compensation Plan distributable in the form of shares of Common Stock under the 2003 Non-Associate Directors Plan.

(5) Represents weighted-average exercise price of options outstanding under the 2002 Associates Plan and the 2003 Non-Associate Directors Plan and weighted-average price of share equivalents attributable to compensation deferred by non-associate directors participating in the Deferred Compensation Plan distributable in the form of shares of Common Stock under the 2003 Non-Associate Directors Plan.

(6) Includes 3,045,957 shares of Common Stock remaining available for the future issuance under the 2002 Associates Plan and 505,907 shares of Common Stock remaining available for future issuance under the 2003 Non-Associate Directors Plan, in each case excluding shares of Common Stock shown in footnote (4).

2002 STOCK PLAN FOR ASSOCIATES

The 2002 Associates Plan, which was adopted in January 2002 and amended and restated May 22, 2003 by the Board of Directors of A&F, is administered by the Compensation Committee of the Board. The 2002 Associates Plan permits A&F to provide equity-based awards in the form of non-qualified stock options ("NSOs"), restricted shares of Common Stock ("Restricted Shares") and stock units, each representing the right to receive one share of Common Stock ("Stock Units" and, collectively with NSOs and Restricted Shares, "Awards").

Shares Subject to the Plan

The maximum number of shares of Common Stock which may be delivered to participants under the 2002 Associates Plan is 7,000,000 shares of Common Stock, subject to adjustment as described below. Shares of Common Stock to be delivered under the 2002 Associates Plan will be shares currently held or subsequently acquired by A&F as treasury shares. The number of shares of Common Stock authorized for delivery under the 2002 Associates Plan, the number of shares subject to outstanding Awards, the respective exercise price, number of shares and other limitations applicable to outstanding Awards and any other factors, limits or terms affecting outstanding Awards, will be appropriately adjusted for any future stock split, stock dividend, recapitalization, merger, consolidation, combination, spin-off, distribution of assets to stockholders, exchange of shares or other similar corporate change affecting the shares of Common Stock. Shares attributable to Awards which have not been fully exercised or vested prior to termination for any reason or which have been surrendered or cancelled without the delivery of shares and Restricted Shares which have been forfeited to A&F will be available for subsequent grants under the 2002 Associates Plan. If any shares covered by an Award are not delivered because the Award is settled in cash or used to satisfy any applicable tax withholding obligation, those shares will not be deemed to have been delivered under the 2002 Associates Plan for purposes of determining the maximum number of shares of Common Stock available for delivery. If the exercise price of any NSO granted under the 2002 Associates Plan is satisfied by tendering already owned shares, only the number of shares issued net of the shares tendered will be deemed delivered under the 2002 Associates Plan for purposes of determining the maximum number of shares of Common Stock available for delivery.

Eligibility for Participation

Associates of A&F and its subsidiaries who are selected by the Compensation Committee are eligible to participate in the 2002 Associates Plan.

Terms of NSOs

The Compensation Committee selects the individuals to whom NSOs are granted and determines the terms and conditions of the NSOs granted. The exercise price of NSOs granted under the 2002 Associates Plan has been and will be equal to 100% of the fair market value of A&F's Common Stock on the grant date. Payment of the exercise price may be made in cash or shares of Common Stock already owned by the option holder. Each NSO has and will have a term of ten years from its grant date. The Compensation Committee will determine the vesting schedule for each NSO at the time of grant and may accelerate the exercisability of any NSO at any time. The NSOs become fully exercisable in the event of defined changes of control of A&F. If an option holder's employment is terminated by reason of total disability, the NSOs may thereafter be exercised in full for the first nine months that the option holder receives benefits under A&F's long-term disability program, subject to the stated term of the NSOs. If an option holder's employment is terminated by reason of death, the NSOs may thereafter be exercised in full for a period of one year after the date of the option holder's death or any other period which the Compensation Committee determines, subject to the stated term of the NSOs. If an option holder's employment is terminated for any other reason, any vested NSOs held by the option holder at the date of termination may be exercised for the period specified in the option agreement or as otherwise determined by the Compensation Committee, subject to the stated term of the NSOs. At the discretion of the Compensation Committee, NSOs may have a tax withholding feature. NSOs are not transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

Terms of Restricted Shares

The Compensation Committee will determine the individuals to whom Restricted Shares are granted. At the time a grant of Restricted Shares is made, the Compensation Committee will determine the duration of the period (the "Restricted Period") during which, and the conditions under which, the Restricted Shares will vest. Unless the Compensation Committee determines otherwise, either at the time of grant or any time thereafter, holders of Restricted Shares will not have the right to vote the Restricted Shares or receive any dividends with respect to them. All restrictions and conditions applicable to outstanding Restricted Shares will lapse in the event of defined changes of control of A&F. If the employment of the holder of Restricted Shares is terminated by reason of total disability or death, all applicable restrictions and conditions will lapse. If the holder of Restricted Shares retires, the Compensation Committee may shorten or terminate the applicable Restricted Period or waive any other applicable restrictions or conditions. If the employment of the holder of Restricted Shares is terminated for any other reason prior to the expiration or termination of the applicable Restricted Period and the satisfaction of any other applicable conditions, unless the Compensation Committee otherwise provides, the Restricted Shares will be forfeited. At the discretion of the Compensation Committee, Restricted Shares may have a tax withholding feature. Restricted Shares are not transferable except pursuant to a qualified domestic relations order.

Terms of Stock Units

The Compensation Committee selects the individuals to whom Stock Units are granted under the 2002 Associates Plan. Each Stock Unit represents the right to receive one share of Common Stock, subject to the terms and conditions set by the Compensation Committee. When Stock Units are granted, the Compensation Committee will determine the conditions under which the Stock Unit will vest. Stock

Units are not transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. Stock Units will vest in full in the event of defined changes of control of A&F or upon the death or total disability of the holder of the Stock Units. If the employment of the holder of Stock Units is terminated for any other reason, unless the Compensation Committee otherwise provides, any unvested Stock Units will be forfeited. At the discretion of the Compensation Committee, Stock Units may have a tax withholding feature.

Term of the Plan

The 2002 Associates Plan will terminate on January 30, 2012, unless the Plan is terminated earlier by A&F's Board of Directors or by exhaustion of the shares of Common Stock available for delivery.

2003 STOCK PLAN FOR NON-ASSOCIATE DIRECTORS

The 2003 Non-Associate Directors Plan, which was adopted by the Board of Directors of A&F on May 22, 2003, is administered by the Board of Directors. The 2003 Non-Associate Directors Plan permits A&F to provide equity-based Awards in the form of NSOs, Restricted Shares and Stock Units to directors of A&F who are not associates of A&F or any of its affiliates ("non-associate directors"). In addition, any shares of Common Stock distributable in respect of deferred compensation allocated to the stock accounts of non-associate directors under the Deferred Compensation Plan, described below, on or after May 22, 2003, will be deemed to have been delivered under the 2003 Non-Associate Directors Plan.

Shares Subject to the Plan

The maximum number of shares of Common Stock which may be delivered to participants under the 2003 Non-Associate Directors Plan is 550,000 shares of Common Stock, subject to adjustment as described below. Shares of Common Stock to be delivered under the 2003 Non-Associate Directors Plan will be shares currently held or subsequently acquired by A&F as treasury shares. The number of shares of Common Stock authorized for delivery under the 2003 Non-Associate Directors Plan, the number of shares subject to outstanding Awards, the respective exercise price, number of shares and other limitations applicable to outstanding or subsequently issuable Awards and any other factors, limits or terms affecting outstanding or subsequently issuable Awards, will be appropriately adjusted for any future stock split, stock dividend, recapitalization, merger, consolidation, combination, spin-off, distribution of assets to stockholders, exchange of shares or other similar corporate change affecting the shares of Common Stock. Shares attributable to Awards which have not been fully exercised or vested prior to termination for any reason or which have been surrendered or cancelled without the delivery of shares and Restricted Shares which have been forfeited to A&F will be available for subsequent grants under the 2003 Non-Associate Directors Plan. If any shares covered by an Award are not delivered because the Award is settled in cash or used to satisfy any applicable tax withholding obligation, those shares will not be deemed to have been delivered under the 2003 Non-Associate Directors Plan for purposes of determining the maximum number of shares of Common Stock available for delivery. If the exercise price of any NSO granted under the 2003 Non-Associate Directors Plan is satisfied by tendering already owned shares, only the number of shares issued net of the shares tendered will be deemed delivered under the 2003 Non-Associate Directors Plan for purposes of determining the maximum number of shares of Common Stock available for delivery.

Eligibility for Participation

Only non-associate directors of A&F are eligible to receive grants of Awards under the 2003 Non-Associate Directors Plan.

Terms of NSOs

On the first business day of each of the second fiscal quarter and the fourth fiscal quarter of each fiscal year of A&F, beginning after May 22, 2003, each individual then serving as a non-associate director has been and will be automatically granted an NSO to purchase 2,500 shares of Common Stock. Each NSO so granted vests in full on the first anniversary of the grant date, subject to continued service as a director of A&F. The Board of Directors may grant NSOs to non-associate directors in addition to the automatic grants described above. The Board of Directors determines the non-associate directors to whom discretionary NSOs are granted, the grant date of each discretionary NSO, the number of shares covered by each discretionary NSO and the date(s) when each discretionary NSO will become exercisable.

The exercise price of NSOs granted under the 2003 Non-Associate Directors Plan has been and will be equal to 100% of the fair market value of A&F's Common Stock on the grant date. Payment of the exercise price may be made in cash or shares of Common Stock already owned by the option holder. The NSOs become fully exercisable in the event of defined changes of control of A&F or upon the death or total disability of a non-associate director. The NSOs remain exercisable until the earlier of (a) the tenth anniversary of the grant date or (b) one year after the non-associate director ceases to be a member of A&F's Board of Directors. At the discretion of the Board of Directors, NSOs may have a tax withholding feature. NSOs are not transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

Terms of Restricted Shares

The Board of Directors may grant Restricted Shares to non-associate directors subject to such restrictions, conditions and other terms as the Board determines. At the time a grant of Restricted Shares is made, the Board of Directors will determine the duration of the Restricted Period during which, and the conditions under which, the Restricted Shares will vest. Holders of Restricted Shares will not have the right to vote the Restricted Shares or receive any dividends with respect to them. All restrictions and conditions applicable to outstanding Restricted Shares will lapse in the event of defined changes of control of A&F. If a non-associate director's service as a director of A&F is terminated by reason of total disability or death, all restrictions and conditions applicable to the Restricted Shares will lapse. If a non-associate director's service as a director of A&F is terminated for any other reason prior to the expiration or termination of the applicable Restricted Period and the satisfaction of any other applicable conditions, the Restricted Shares will be forfeited. At the discretion of the Board of Directors, Restricted Shares may have a tax withholding feature. Restricted Shares are not transferable except pursuant to a qualified domestic relations order.

Terms of Stock Units

On the first business day of each fiscal year of A&F, beginning after May 22, 2003, each non-associate director then serving has been and will continue to be granted Stock Units representing the right to receive that number of shares of Common Stock which equals the number determined by dividing (i) $60,000 by (ii) the average of the closing sale prices of a share of Common Stock on NYSE during the 20-trading-day period immediately preceding the grant date. Each Stock Unit so granted will vest in full on the first anniversary of the grant date, subject to continued service as a director. The Board of Directors may grant Stock Units to non-associate directors in addition to the automatic grants described above and will determine the conditions under which those discretionary Stock Units will vest. Stock Units are not transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. Stock Units will vest in full in the event of defined changes of control of A&F or upon the death or total disability of the holder of the Stock Units. If a non-associate director's service as a director of A&F is terminated for any other reason, any unvested Stock Units will be forfeited. At the discretion of the Board of Directors, Stock Units may have a tax withholding feature.

Term of Plan

The 2003 Non-Associate Directors Plan will continue in effect until May 22, 2013, unless the Plan is earlier terminated by exhaustion of the shares of Common Stock available for delivery.

DIRECTORS' DEFERRED COMPENSATION PLAN

A&F has maintained the Deferred Compensation Plan since October 1, 1998. The Deferred Compensation Plan was amended and restated May 22, 2003. Voluntary participation in the Deferred Compensation Plan allows a non-associate director of A&F to defer all or a part of his or her quarterly retainers, meeting fees and stock-based incentives (including NSOs, Restricted Shares and Stock Units), including federal income tax thereon. The deferred compensation is credited to a stock account where it is converted into a share equivalent. Stock-based incentives deferred pursuant to the Deferred Compensation Plan are credited as shares of Common Stock. Amounts otherwise payable in cash are converted into a share equivalent based on the fair market value of the Company's Common Stock on the date the amounts are credited to the non-associate director's stock account. Cash dividends will be credited on the shares of Common Stock credited to a non-associate director's stock account and converted into a share equivalent. Each non-associate director's only right with respect to his or her stock account (and the amounts allocated thereto) will be to receive distribution of the amount in the non-associate director's stock account in accordance with the terms of the Deferred Compensation Plan. Distribution of the deferred amount is made in the form of a single lump sum transfer of the whole shares of Common Stock represented by the share equivalent in the non-associate director's stock account (plus cash representing the value of fractional shares) or annual installments in accordance with the election made by the non-associate director. Shares of Common Stock will be distributed under the 2003 Non-Associate Directors Plan in respect of deferred compensation allocated to non-associate directors' stock accounts on or after May 22, 2003 and under the 1998 Non-Associate Directors Plan in respect of deferred compensation allocated to non-associate directors' stock accounts prior to May 22, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors" and "
- Compensation Committee Interlocks and Insider Participation" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding A&F's pre-approval policy and services rendered by A&F's principal independent auditors is set forth under the captions "AUDIT COMMITTEE MATTERS - Pre-approval Policy" and "- Fees of Independent Auditors" in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) List of Financial Statements.

         The following consolidated financial statements of Abercrombie & Fitch and the related notes are filed as a part of this Annual Report on Form 10-K in ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

         Consolidated Balance Sheets as of January 31, 2004 and February 1,
         2003.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

         Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

         (a)(2) List of Financial Statement Schedules.

         All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

         (a)(3) List of Exhibits.

         3.       Certificate of Incorporation and Bylaws

                  3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to
                           Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996. (File No. 1-12107)

                  3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. (File No. 1-12107)

                  3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

                  3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit
                           3.4 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. (File No. 1-12107)

                  3.5      Certificate regarding adoption of amendment to
                           Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

                  3.6 Amended and Restated Bylaws of A&F (reflecting amendments through July 10, 2003) [for SEC reporting compliances purposes only], incorporated herein by reference to Exhibit 3.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

         4.       Instruments Defining the Rights of Security Holders.

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

                  4.2 Guarantee Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Co., each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co., and National City Bank, as administrative agent for the Lenders party to the Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

                  4.3 First Amendment and Waiver, dated as of January 26, 2004, to the Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., Abercrombie & Fitch Co., the Lenders party thereto and National City Bank, as Administrative Agent.

                  4.4 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to
                           Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

                  4.5 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

                  4.6 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

                  4.7 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001. (File No. 1-12107)

         10.      Material Contracts.

                  10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to
                           Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002. (File No. 1-12107)

                  10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. (File No. 1-12107)

                  10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

                  10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

                  10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

                  10.6 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan (as amended and restated May 22,
                           2003), incorporated herein by reference to Exhibit
                           10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

                  10.7 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly know as the Abercrombie & Fitch Co. Supplemental Retirement
                           Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit
                           10.9 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

                  10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

         14.      Code of Business Conduct and Ethics.

         21.      Subsidiaries of the Registrant.

         23.      Consent of Independent Auditors.

         24.      Powers of Attorney.

         31.1     Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                  Officer)

         31.2     Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
                  Officer)

         32. Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

                  (b)      Reports on Form 8-K.

                           A&F did not file any Current Reports on Form 8-K during the quarterly period ended January 31, 2004.

                           On February 23, 2004, A&F filed a Current Report on Form 8-K dated February 23, 2004, reporting under "Item 5. Other Events and Regulation FD Disclosure," that Susan J. Riley had been named Senior Vice President - Chief Financial Officer of A&F.

                  (c)      Exhibits.

                           The exhibits to this Annual Report on Form 10-K are listed in Item 15(a)(3) above.

                  (d)      Financial Statement Schedules.

                           Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ABERCROMBIE & FITCH CO.

Date: April 14, 2004                                 By /s/ SUSAN J. RILEY
                                                        ------------------------
                                                        Susan J. Riley,
                                                        Senior Vice President-
                                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2004.

         Signature                                                          Title
         ---------                                                          -----
/s/ MICHAEL S. JEFFRIES                              Chairman, Chief Executive Officer and Director
------------------------------------
Michael S. Jeffries

/s/ SETH R. JOHNSON*                                 Executive Vice President - Chief Operating Officer
------------------------------------                 and Director
Seth R. Johnson

/s/ JAMES B. BACHMANN*                               Director
----------------------
James B. Bachmann

/s/ LAUREN J. BRISKY*                                Director
---------------------
Lauren J. Brisky

/s/ RUSSELL M. GERTMENIAN*                           Director
------------------------------------
Russell M. Gertmenian

/s/ JOHN A. GOLDEN*                                  Director
------------------------------------
John A. Golden

/s/ ARCHIE M. GRIFFIN*                               Director
------------------------------------
Archie M. Griffin

/s/ JOHN W. KESSLER*                                 Director
------------------------------------
John W. Kessler

/s/ EDWARD F. LIMATO*                                Director
------------------------------------
Edward F. Limato

/s/ SAM N. SHAHID, JR*                               Director
------------------------------------
Sam N. Shahid, Jr.

/s/ SUSAN J. RILEY                                   Senior Vice President-Chief Financial Officer (Principal
------------------------------------                 Financial and Accounting Officer)
Susan J. Riley

*The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By /s/ SUSAN J. RILEY
   ---------------------------
   Susan J. Riley
   Attorney-in-fact

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                    ________




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004



                                    ________




                             ABERCROMBIE & FITCH CO.
             (Exact name of registrant as specified in its charter)



                                    ________




                                    EXHIBITS



                                    ________





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.                                  Document
-----------                                  --------
    4.3           First Amendment and Waiver, dated as of January 26, 2004, to the Credit Agreement, dated as of November 14, 2002, among
                  Abercrombie & Fitch Management Co., Abercrombie & Fitch Co.,
                  the Lenders party thereto and National City Bank, as
                  Administrative Agent

    14            Code of Business Conduct and Ethics

    21            Subsidiaries of the Registrant

    23            Consent of Independent Auditors

    24            Powers of Attorney

    31.1          Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                  Officer)

    31.2          Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
                  Officer)

    32            Section 1350 Certification (Principal Executive Officer and
                  Principal Financial Officer)