Form 10-Q
period 2004-05-01
ABERCROMBIE & FITCH CO /DE/
filed 2004-06-09
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                     --------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock                 Outstanding at June 4, 2004
      --------------------                 ---------------------------
         $.01 Par Value                         94,893,462 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 1, 2004 and May 3, 2003......................................................         3

         Condensed Consolidated Balance Sheets
                  May 1, 2004 and January 31, 2004.................................................         4

         Condensed Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 1, 2004 and May 3, 2003......................................................         5

         Notes to Condensed Consolidated Financial Statements......................................         6

         Report of Independent Registered Public Accounting Firm...................................        12

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................        13

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................        24

     Item 4.   Controls and Procedures.............................................................        25

Part II. Other Information

     Item 1.   Legal Proceedings...................................................................        26

     Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities.............................................................        28

     Item 4.   Submission of Matters to a Vote of Security Holders.................................        29

     Item 6.   Exhibits and Reports on Form 8-K....................................................        30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                           Thirteen Weeks Ended
                                                       ----------------------------
                                                       May 1, 2004      May 3, 2003
                                                       -----------      -----------
NET SALES                                              $   411,930      $   346,722

   Cost of Goods Sold, Occupancy and Buying Costs          246,340          218,534
                                                       -----------      -----------
GROSS INCOME                                               165,590          128,188

   General, Administrative and Store Operating
   Expenses                                                118,269           87,898
                                                       -----------      -----------
OPERATING INCOME                                            47,321           40,290

   Interest Income, Net                                       (985)            (991)
                                                       -----------      -----------
INCOME BEFORE INCOME TAXES                                  48,306           41,281

   Provision for Income Taxes                               18,630           15,730
                                                       -----------      -----------
NET INCOME                                             $    29,676      $    25,551
                                                       ===========      ===========
NET INCOME PER SHARE:

BASIC                                                  $      0.31      $      0.26
                                                       ===========      ===========
DILUTED                                                $      0.31      $      0.26
                                                       ===========      ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                                       94,709           97,634
                                                       ===========      ===========
DILUTED                                                     96,872           99,835
                                                       ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                                      May 1,        January 31,
                                                                      2004             2004
                                                                   -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                                             $   527,355      $   511,073
  Marketable Securities                                                 10,000           10,000
  Receivables                                                           13,286            7,197
  Inventories                                                          132,268          170,703
  Store Supplies                                                        30,370           29,993
  Other                                                                 24,612           23,689
                                                                   -----------      -----------
TOTAL CURRENT ASSETS                                                   737,891          752,655

PROPERTY AND EQUIPMENT, NET                                            450,154          445,956

OTHER ASSETS                                                               496              552
                                                                   -----------      -----------
TOTAL ASSETS                                                       $ 1,188,541      $ 1,199,163
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable & Outstanding Checks                            $    67,764      $    91,364
  Accrued Expenses                                                     157,165          138,232
  Income Taxes Payable                                                  25,581           50,406
                                                                   -----------      -----------
TOTAL CURRENT LIABILITIES                                              250,510          280,002

DEFERRED INCOME TAXES                                                   22,717           19,516

OTHER LONG-TERM LIABILITIES                                             27,034           28,388

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value: 150,000,000 shares
      authorized, 94,788,337 and 94,607,499 shares outstanding
      at May 1, 2004 and January 31, 2004, respectively                  1,033            1,033
  Paid-In Capital                                                      138,144          139,139
  Retained Earnings                                                    937,389          919,577
                                                                   -----------      -----------
                                                                     1,076,566        1,059,749
     Less:  Treasury Stock, at Average Cost                           (188,286)        (188,492)
                                                                   -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                             888,280          871,257
                                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,188,541      $ 1,199,163
                                                                   ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                               Thirteen Weeks Ended
                                                            --------------------------
                                                              May 1,          May 3,
                                                               2004            2003
                                                            ----------      ----------
OPERATING ACTIVITIES:
  Net Income                                                $   29,676      $   25,551

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                              19,285          15,896
     Noncash Charge for Deferred Compensation                    1,893           1,282
     Deferred Taxes                                               (929)          7,529
  Changes in Assets and Liabilities:
      Inventories                                               38,435          (2,413)
      Accounts Payable and Accrued Expenses                      8,808          (6,139)
      Income Taxes                                             (15,695)        (24,466)
      Other Assets and Liabilities                             (11,246)         (1,624)
                                                            ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       70,227          15,616
                                                            ----------      ----------
INVESTING ACTIVITIES:
  Capital Expenditures                                         (32,801)        (16,374)
  Purchases of Marketable Securities                           (10,000)              -
  Proceeds from Maturities of Marketable Securities             10,000          10,000
                                                            ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES                         (32,801)         (6,374)
                                                            ----------      ----------
FINANCING ACTIVITIES:
  Change in Cash Overdraft                                      (1,918)         (7,249)
  Purchases of Treasury Stock                                  (18,634)              -
  Dividends Paid                                               (11,865)              -
  Stock Option Exercises and Other                              11,273           9,647
                                                            ----------      ----------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES           (21,144)          2,398

NET INCREASE IN CASH AND EQUIVALENTS                            16,282          11,640
  Cash and Equivalents, Beginning of Year                      511,073         420,063
                                                            ----------      ----------
CASH AND EQUIVALENTS, END OF PERIOD                         $  527,355      $  431,703
                                                            ==========      ==========
SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Change in Construction Allowance Receivables              $    3,799      $    4,512
                                                            ==========      ==========
  Change in Accrual for Construction in Progress           ($   11,877)     $   10,829
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

      The condensed consolidated financial statements as of May 1, 2004 and for the thirteen week periods ended May 1, 2004 and May 3, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      The condensed consolidated financial statements as of May 1, 2004 and for the thirteen week periods ended May 1, 2004 and May 3, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of
      Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.    STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -an Amendment of FASB Statement No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options for the thirteen week periods ended May 1, 2004, and May 3, 2003 had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

      (Thousands except per share amounts)

                                                           Thirteen Weeks Ended
                                                       ----------------------------
                                                       May 1, 2004      May 3, 2003
                                                       -----------      -----------
Net income:

   As reported                                         $    29,676      $    25,551

   Stock-based compensation expense included in
   reported net income, net of tax                           1,162              794

   Stock-based compensation expense determined
   under fair value based method, net of tax(1)             (6,171)          (6,885)
                                                       -----------      -----------
   Pro forma                                           $    24,667      $    19,460
                                                       ===========      ===========
   Basic earnings per share:

        As reported                                    $      0.31      $      0.26
        Pro forma                                      $      0.26      $      0.20

   Diluted earnings per share:

        As reported                                    $      0.31      $      0.26
        Pro forma                                      $      0.26      $      0.20

(1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented.

      The weighted-average fair value of all options granted during the first quarter of fiscal 2004 and fiscal 2003 were $12.64 and $13.91, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used: a 1.43% dividend yield in 2004 and no expected dividends in 2003; price volatility of 60% in 2004 and 63% in 2003; risk-free interest rates of 2.6% in 2004 and 2.9% in 2003; assumed forfeiture rates of 23% in 2004 and 2003, and expected lives of 4 years in 2004 and 2003.

3.    EARNINGS PER SHARE

      Weighted-Average Shares Outstanding (in thousands):

                                                       May 1, 2004      May 3, 2003
                                                       -----------      -----------
Shares of Class A Common Stock issued                      103,300          103,300
Treasury shares                                             (8,591)          (5,666)
                                                       -----------      -----------
Basic shares                                                94,709           97,634

Dilutive effect of options and restricted shares             2,163            2,201
                                                       -----------      -----------
Diluted shares                                              96,872           99,835
                                                       ===========      ===========

      Options to purchase 5,580,000 and 5,762,000 shares of Class A Common Stock during the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively, were outstanding but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

      The inventory reserve for markdowns and valuations was $18.2 million, $4.7 million, and $16.8 million at May 1, 2004, January 31, 2004, and May 3, 2003, respectively. The shrink reserve was $10.9 million, $3.3 million, and $11.7 million at May 1, 2004, January 31, 2004, and May 3, 2003, respectively. These inventory valuations are seasonal and the amounts at the end of the first quarter of 2004 and 2003 reflect adjustments for inventory markdowns for the total selling season. The inventory valuations at January 31, 2004 reflect adjustments for inventory markdowns for the end of the fall season.

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (in thousands):

                                                         May 1,         January 31,
                                                          2004             2004
                                                       -----------      -----------
Property and equipment, at cost                        $   686,941      $   676,172
Accumulated depreciation and amortization                 (236,787)        (230,216)
                                                       -----------      -----------
Property and equipment, net                            $   450,154      $   445,956
                                                       ===========      ===========

6.    INCOME TAXES

      The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 2004 and May 3, 2003, approximated $35.1 million and $33.0 million, respectively.

7.    LONG-TERM DEBT

      The Company entered into a $250 million syndicated unsecured credit agreement (the "Credit Agreement") on November 14, 2002. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement is due to expire on November 14, 2005. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternate Base Rate," or a LIBO Rate. Facility fees payable under the Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The Credit Agreement also contains financial covenants requiring a minimum ratio, on a consolidated basis, of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio.

      Letters of credit totaling approximately $31.7 million and $39.1 million were outstanding under the Credit Agreement at May 1, 2004 and at May 3, 2003, respectively. No borrowings were outstanding under the Credit Agreement at May 1, 2004 and at May 3, 2003.

8.    RELATED PARTY TRANSACTIONS

      Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen week periods ended May 1, 2004 and May 3, 2003 were approximately $0.6 million and $0.5 million, respectively. The amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

9.    CONTINGENCIES

      The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

      In 2003, five actions were filed under various states' laws on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. Two of the actions have been ordered coordinated. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. For certain of the cases, the parties are in the process of discovery. In one case, the Company has filed a motion to dismiss; while in all other cases, answers have been filed.

      In 2003, an action was filed in which the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of all part-time associates nationwide under the Fair Labor Standards Act. The parties are in the process of discovery.

      In each of 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. The Company has filed a motion to dismiss in one of the cases. In the other case, the parties are in the process of discovery.

      The Company does not believe it is feasible to predict the outcome of the legal proceedings described above and intends to vigorously defend against each of them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

      In 2003, one action was filed on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs in the action seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The parties are in the process of discovery. Additionally, the EEOC is conducting nationwide investigations relating to allegations of discrimination based on race, national origin and gender.

      The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the purported class action employment discrimination suit. The Company does not believe it is feasible to predict the outcome of this proceeding and intends to vigorously defend against it. However, if judgment is rendered in this proceeding which is unfavorable to the Company, the amount could potentially be material to the financial statements.

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

10.   SUBSEQUENT EVENTS

      A&F announced on May 18, 2004, that Seth R. Johnson, Executive Vice President and Chief Operating Officer of A&F, will retire from the Company effective June 18, 2004. Under the terms of the Retirement Agreement (the "Agreement"), the Company will provide retirement benefits equal to his base salary immediately prior to his retirement date, less ordinary and necessary withholding taxes, in weekly installments over the two year period commencing on June 18, 2004 and ending June 18, 2006. In addition to the retirement benefits, the Agreement provides additional consideration in the form of: (a) a pro rata portion of Mr. Johnson's 2004 Incentive Compensation Performance Plan (the "Plan") incentive payment attributable to the period commencing on the first day of fiscal 2004 through June 18, 2004 (to be paid in normal course after calculations are finalized in accordance with the terms of the Plan); (b) a cash payment equal to the market value (at the close of the market on June 18, 2004) of Mr. Johnson's unvested restricted shares; (c) an additional cash payment to be paid on June 20, 2005 equal to the market value as of the close of the market on June 17, 2005 of 25,000 shares of Class A Common Stock of A&F appropriately adjusted for any stock splits or dividends; and (d) an additional cash payment to be paid on June 19, 2006 equal to the market value as of the close of the market on June 16, 2006, of 45,000 shares of Class A Common Stock of A&F appropriately adjusted for any stock splits or dividends. The Company anticipates the aggregate cost of the Agreement will be approximately $5.0 to $5.5 million. On May 28, 2004, the Company announced that Mr. Johnson resigned from the Board of Directors effective July 26, 2004.

      On May 20, 2004 the Company announced the declaration of a quarterly dividend, of $0.125 per share of Class A Common Stock, which will be paid on June 22, 2004 to stockholders of record as of June 1, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 1, 2004, and the related condensed consolidated statements of income for each of the thirteen week periods ended May 1, 2004 and May 3, 2003 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, of shareholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
May 11, 2004

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates three brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, fashion-oriented casual apparel in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; and Hollister, a West Coast oriented lifestyle brand targeted at 14 to 17 year-old high school guys and girls, at lower price points than Abercrombie & Fitch. All three brands also offer Web sites where products comparable to those carried at the corresponding stores can be purchased.

RESULTS OF OPERATIONS

During the first quarter of the 2004 fiscal year, net sales increased 19% to $411.9 million from $346.7 million in the first quarter of 2003. Operating income improved to $47.3 million in the first quarter of 2004 from $40.3 million in the first quarter of 2003. Net income increased to $29.7 million in the first quarter of 2004 compared to $25.6 million in the first quarter of 2003. Net income per diluted share was $.31 in the first quarter of 2004 compared to $.26 in the first quarter of 2003.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen week periods ended May 1, 2004, and May 3, 2003, expressed as a percentage of net sales:

                                        May 1, 2004       May 3, 2003
                                        -----------       -----------
NET SALES                                     100.0%            100.0%

Cost of Goods Sold, Occupancy and
   Buying Costs                                59.8              63.0
                                        -----------       -----------
GROSS INCOME                                   40.2              37.0

General, Administrative and Store
   Operating Expenses                          28.7              25.4
                                        -----------       -----------
OPERATING INCOME                               11.5              11.6

Interest Income, Net                           (0.2)             (0.3)
                                        -----------       -----------
INCOME BEFORE INCOME TAXES                     11.7              11.9

Provision for Income Taxes                      4.5               4.5
                                        -----------       -----------
NET INCOME                                      7.2%              7.4%
                                        ===========       ===========

Financial Summary

The following summarized financial and statistical data compares the thirteen week period ended May 1, 2004 to the comparable period of fiscal 2003:

                                                          Thirteen Weeks Ended
                                                     -----------------------------
                                                     May 1, 2004       May 3, 2003       % Change
                                                     -----------       -----------       --------
Net sales (millions)                                 $       412       $       347             19%

Increase/(decrease) in
    comparable store sales                                     -                (6)%

Retail sales increase
    attributable to new and
    remodeled stores, magazine,
    catalogue and Web sites                                   19%               17%

Retail sales per average gross                       $        76       $        76              -
    square foot

Retail sales per average store                       $       549       $       551              -
    (thousands)

Average store size at period-end                           7,174             7,296             (2)%
    (gross square feet)

Gross square feet at period-end                            5,065             4,392             15%
    (thousands)

Number of stores and gross square feet by brands

Abercrombie & Fitch:

   Stores at beginning of period                             357               340
      Opened                                                   4                 3
      Closed                                                  (2)               (1)
                                                     -----------       -----------
   Stores at end of period                                   359               342
                                                     ===========       ===========
   Gross square feet
      (thousands)                                          3,169             3,053
                                                     ===========       ===========
abercrombie:

   Stores at beginning of period                             171               164
      Opened                                                   1                 1
      Closed                                                  (2)                -
                                                     -----------       -----------
   Stores at end of period                                   170               165
                                                     ===========       ===========
   Gross square feet
      (thousands)                                            750               731
                                                     ===========       ===========
Hollister:

   Stores at beginning of period                             172                93
      Opened                                                   5                 2
      Closed                                                   -                 -
                                                     -----------       -----------
   Stores at end of period                                   177                95
                                                     ===========       ===========
   Gross square feet
      (thousands)                                          1,146               608
                                                     ===========       ===========

Net Sales

Net sales for the first quarter of 2004 were $411.9 million, an increase of 19% over last year's first quarter net sales of $346.7 million. Comparable store sales, defined as sales in stores that have been open for at least one year, were flat for the quarter.

By merchandise brand, comparable store sales for the quarter versus the same quarter last year were as follows: Abercrombie & Fitch declined 2% with both mens and womens comparable store sales declining by a low single-digit percentage. In abercrombie, comparable store sales decreased 1% with girls comparable store sales achieving a mid-single digit positive increase and boys declining in the mid-teens. In Hollister, comparable store sales increased by 9% with both girls and guys achieving a positive high-single digit increase for the quarter.

On a regional basis, comparable store sales results were strongest in the West and Southeast and weakest in the Midwest. Stores located in Florida, Southern California and the New York metropolitan area had the best comparable store sales performance.

In Abercrombie & Fitch, womens had comparable store sales increases in the first quarter versus the comparable quarter last year in skirts and denim, which were offset by decreases in shorts and graphic knits. The men's business improved during the first quarter compared to the fiscal 2003 first quarter. Woven shirts and polos had strong comparable store sales increases while graphic t-shirts and shorts declined.

In the kids' business, girls comparable store sales increased during the first quarter of 2004 compared to the same quarter last year in knits, skirts and denim. These increases were somewhat offset by weak sales in graphic tees and shorts. Boys had comparable store sales increases in denim, woven shirts, and accessories, but these increases were not sufficient to offset other weaker performing categories.

In Hollister, girls also achieved slightly stronger comparable store sales than guys. In girls, tees, skirts and denim had significant comparable store sales increases during the quarter, while comparable store sales in the graphic knits and pants declined. In guys, sports shirts and denim had significant positive comparable store sales increases; however, knit tops and shorts declined.

Sales in the e-commerce business grew by approximately 73% during the first quarter of the 2004 fiscal year compared to the same period during the 2003 fiscal year. The direct to consumer business (which includes the Company's catalogue and the Company's Web sites) accounted for 6.4% of net sales in the first quarter of the 2004 fiscal year compared to 4.7% in the first quarter of fiscal 2003. The first quarter 2004 results include sales from the Hollister Web site that was launched during the 2003 back-to-school period.

Current Trends and Outlook

Although the Company is planning for comparable store sales to continue to improve in the future, it cannot predict whether this will occur in the 2004 fiscal year or any subsequent year due to the uncertain competitive and economic environment.

The Company entered fiscal 2004 with a focus on driving top line revenue. In order to offer customers more new items more frequently and achieve high margins, inventory levels were kept tight in order to turn the inventory faster. The Company also continued to have a less promotional look in the stores. Markdowns were cleared in the normal course of business. During the first quarter, the Company utilized its lifestyle-only direct mail, national magazine ads, and billboards to promote the Abercrombie & Fitch brand. In addition to emphasizing top line growth, management will continue to focus on operational controls which have been an important factor in the Company's success.

Gross Income

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Gross income for the first quarter of the 2004 fiscal year was $165.6 million compared to $128.2 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the first quarter of the 2004 fiscal year was 40.2%, up 320 basis points from last year's rate of 37.0%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate as a percent of net sales. Continued progress in sourcing efficiency has been an important factor in improving IMU. All three brands had IMU improvements in excess of 300 basis points and are operating at similar margins.

The markdown rate, as a percentage of net sales, exceeded last year's rate reflecting the Company's strategy to turn merchandise quickly enabling the addition of more new items to the sales floor.

Due to a combination of the reduced cost in ending inventory from successful sourcing efforts and a shift in the timing of the deliveries, the Company ended the first quarter of the 2004 fiscal year with inventories, at cost, down 21% per gross square foot versus the first quarter of the 2003 fiscal year.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during the first quarter of the 2004 fiscal year were $118.3 million compared to $87.9 million during the same period in the 2003 fiscal year. The first quarter of the 2004 fiscal year general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 28.7% compared to 25.4% in the first quarter of the 2003 fiscal year. The increase in rate versus the 2003 comparable period is primarily due to the following: higher legal expense due to a charge of $ 8.0 million related to expected defense costs in a legal proceeding (see Note 9 of the Notes to Condensed Consolidated Financial Statements); higher home office expenses, largely due to higher bonus accruals resulting from improved financial performance; and higher store expenses due to an increase in aggregate payroll. Wage levels, in all three brands, were held relatively flat compared to first quarter of 2003.

The distribution center achieved record level productivity during the first quarter of the 2004 fiscal year. Productivity, as measured in units processed per labor hour, was 12% higher than the first quarter of the 2003 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $4.5 million for the first quarter of the 2004 fiscal year compared to $4.3 million for the first quarter of the 2003 fiscal year.

Operating Income

Operating income for the first quarter of the 2004 fiscal year increased to $47.3 million from $40.3 million in the 2003 fiscal year first quarter, an increase of 17.4%. The increase was primarily due to sales increases due to new stores and higher gross margin, partially offset by higher home office expenses and store expenses. The operating income rate (operating income divided by net sales) was 11.5% for the first quarter of the 2004 fiscal year compared to 11.6% for the first quarter of the 2003 fiscal year. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, reduced the operating income rate in the first quarter of 2004. This decline was partially offset by higher merchandise margins during the quarter.

Interest Income and Income Tax Expense

First quarter net interest income was $1.0 million in 2004 which was flat versus last year. The Company continued to invest in tax-free securities. The effective tax rate for the first quarter was 38.6% compared to 38.1% for the 2003 comparable period.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or debt obligations. The contractual obligations of the Company as of May 1, 2004 have not significantly changed from the ones disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been changes in the ordinary course of the Company's business during the quarterly period ended May 1, 2004 in the Company's contractual obligations included within both the "operating leases" category and the "purchase obligations and other" category.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                             January 31,
                                           May 1, 2004          2004
                                           -----------       -----------
Working capital                            $   487,381       $   472,653
                                           ===========       ===========
Capitalization:
   Shareholders' equity                    $   888,280       $   871,257
                                           ===========       ===========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $70.2 million for the thirteen weeks ended May 1, 2004 versus $15.6 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization and by decreases in inventories and increases in accrued expenses. Uses of cash primarily consisted of increased cash outflows in income taxes payable, accounts payable and other assets and liabilities.

Inventories decreased as a result of the reduced cost in ending inventory from successful sourcing efforts and a shift in the timing of the deliveries which caused more delivery flow in May versus April compared with last year. As a result, the Company ended the first quarter of 2004 with inventories down 21% per gross square foot compared to last year's first quarter. Accrued expenses also increased for items such as payroll and property taxes, related primarily to the growth in the store base and accrued expenses resulting from an increase in expected defense costs related to pending litigation.

Income taxes payable decreased as a result of payments made during the first quarter and accounts payable decreased as a result of the decrease in inventories. Other assets and liabilities increased primarily as a result of an increase in accounts receivables related to expected proceeds from an insurance claim pertaining to legal expenses.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process. Cash inflows from investing activities consisted of maturities of marketable securities. As of May 1, 2004, the Company held $10.0 million of marketable securities with original maturities of greater than 90 days.

Financing activities for the first quarter of 2004 consisted of the repurchase of 599 thousand shares of A&F's Class A Common Stock at an average cost of $31.11 for a total of $18.6 million pursuant to a previously authorized stock repurchase program. The repurchase during the first quarter completed the 5 million share repurchase authorized by the Board of Directors on August 8, 2002. In addition to stock repurchases, financing activities in the first quarter of 2004 included $11.9 million for the payment of the first quarterly $0.125 dividend on March 30, 2004, $11.3 million received in connection with stock option exercises and $1.9 million for cash overdrafts which are outstanding checks reclassified from cash to accounts payable.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its Credit Agreement to support operations.

Letters of credit totaling approximately $31.7 million and $39.1 million were outstanding under the Credit Agreement at May 1, 2004 and May 3, 2003, respectively. No borrowings were outstanding under the Credit Agreement at May 1, 2004 and May 3, 2003.

The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the third quarter of fiscal 2004. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

                                         May 1, 2004                          May 3, 2003
                              -------------------------------      -------------------------------
                               Number          Gross Square         Number          Gross Square
                              of Stores      Feet (thousands)      of Stores      Feet (thousands)
                              ---------      ----------------      ---------      ----------------
Abercrombie & Fitch                 359                 3,169            342                 3,053
abercrombie                         170                   750            165                   731
Hollister                           177                 1,146             95                   608
                              ---------      ----------------      ---------      ----------------
Total                               706                 5,065            602                 4,392
                              =========      ================      =========      ================

Capital Expenditures

Capital expenditures, net of construction allowances, totaled $32.8 million and $16.4 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $11.9 million in the first quarter of the 2004 and increased $10.8 million in the first quarter of 2003. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

The Company anticipates spending $115.0 million to $125.0 million in the 2004 fiscal year for capital expenditures, of which $85.0 million to $95.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

The Company intends to add approximately 700,000 gross square feet of store space in the 2004 fiscal year, which will represent a 14% increase over year-end 2003. It is anticipated the increase will result from the addition of approximately 11 new Abercrombie & Fitch stores, 8 new abercrombie stores and 85 new Hollister stores. In addition, the Company recently announced plans for a new lifestyle brand that will target an older customer than its current brands. The Company expects to open four test stores in August 2004. Additionally, the Company plans to remodel 10 to 15 Abercrombie & Fitch stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $635,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $510,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $115,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $615,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $215,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its Credit Agreement to support operations.

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in Item 8 of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Note 2). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of May 1, 2004 has not significantly changed since January 31, 2004. The Company's market risk profile as of January 31, 2004 is disclosed in "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Senior Vice President - Chief Financial Officer (the principal financial officer) of Abercrombie & Fitch Co. ("A&F"), A&F's management has evaluated the effectiveness of A&F's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, A&F's Chairman and Chief Executive Officer and A&F's Senior Vice President - Chief Financial Officer have concluded that:

      - information required to be disclosed by A&F in this Quarterly Report on Form 10-Q would be accumulated and communicated to A&F's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

      - information required to be disclosed by A&F in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      - A&F's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to A&F and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of A&F, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in A&F's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F's fiscal quarter ended May 1, 2004, that have materially affected, or are reasonably likely to materially affect, A&F's internal control over financial reporting.

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

A&F is aware of two actions that have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as "non-exempt" employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002 and the parties are in the process of discovery. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. A&F filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the Southern District of Ohio on April 21, 2004. A&F subsequently renewed its motion to dismiss, which is pending.

The Company does not believe it is feasible to predict the outcome of the legal proceedings described above and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

A&F is aware of one action that has been filed on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. A second amended complaint, which added two additional plaintiffs, was filed on or about January 9, 2004. Defendant filed an answer to the second amended complaint on or about January 26, 2004. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to this purported class action employment discrimination suit. The Company does not believe it is feasible to predict the outcome of this proceeding and intends to vigorously defend against it. However, if judgment is rendered in this proceeding which is unfavorable to the Company, the amount could potentially be material to the Company's financial statements. The parties are in the process of discovery. In addition, the EEOC is conducting nationwide investigations relating to allegations of discrimination based on race, national origin and gender.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

(e) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended May 1, 2004:

                                                           Total Number of
                              Total                       Shares Purchased         Maximum Number
                            Number of       Average      as Part of Publicly     of Shares that May
                             Shares       Price Paid          Announced           Yet be Purchased
         Period             Purchased      per Share           Program          under the Program(1)
-----------------------     ---------     ----------     -------------------    --------------------
February 1 through 28,
2004                           11,804(2)  $    27.18                       -                 599,000
February 29, 2004
through April 3, 2004         599,000     $    31.11                 599,000                       -
April 4 through May 1,
2004                                -     $        -                       -                       -
                            ---------     ----------     -------------------    --------------------
Total                         610,804     $    31.03                 599,000                       -
                            =========     ==========     ===================    ====================

(1) The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may be yet repurchased under A&F's publicly announced stock repurchase authorization. A&F announced the authorization of the repurchase of 5,000,000 shares of Class A Common Stock, in addition to the 850,000 shares then remaining available under the authorization to repurchase 6,000,000 shares announced on February 14, 2000, for a total of 5,850,000 shares authorized for repurchase as of August 8, 2002. By January 31, 2004, the Company had repurchased 5,251,000 of the total shares authorized for repurchase as of August 8, 2002. During the quarterly period ended May 1, 2004, A&F repurchased the 599,000 shares of Class A Common Stock which remained available under this stock repurchase authorization and, as a result, the authorization has expired.

(2) Reflects shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted share awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2004, A&F held its annual meeting of shareholders at Abercrombie & Fitch executive offices locates at 6301 Fitch Path, New Albany, Ohio. At the close of business on the March 26, 2004 record date, 94,445,669 shares of Class A Common Stock of A&F were outstanding and entitled to vote. At the Annual Meeting, 87,410,124 or 92.55% of the outstanding shares of Class A Common Stock entitled to vote were represented by proxy or in person. At the Annual Meeting, Messrs. John A. Golden, Seth R. Johnson and Edward F. Limato were re-elected to A&F's Board of Directors, each to serve for a three-year term expiring in 2007. The vote on the election of directors was as follows:

                                          Votes        Broker Non-
                      Votes For         Withheld          Votes
                      ----------       ----------      -----------
John A. Golden        78,696,917        8,713,207                -
Seth R. Johnson       59,626,443       27,783,681                -
Edward F. Limato      84,308,567        3,101,557                -

The following individuals also continue to serve on the Board of Directors:
Messrs. James B. Bachmann, Russell M. Gertmenian, Archie M. Griffin, Michael S. Jeffries, John W. Kessler, and Sam N. Shahid, Jr. and Ms. Lauren J. Brisky.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.    Certificate of Incorporation and Bylaws.

            3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996. (File No. 1-12107)

            3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. (File No. 1-12107)

            3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

            3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. (File No. 1-12107)

            3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

            3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02
                  of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004

            3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only]

4.    Instruments Defining the Rights of Security Holders.

            4.1 Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent and Lead Arranger (the "Credit Agreement"), incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

            4.2 Guarantee Agreement, dated as of November 14, 2002, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as Administrative Agent for the Lenders party to the Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated

                  November 26, 2002. (File No. 1-12107)

            4.3 First Amendment and Waiver, dated as of January 26, 2004, to the Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.3 to A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 1-12107)

            4.4 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

            4.5 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

            4.6 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

            4.7 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001. (File No. 1-12107)

10.   Material Contracts.

            10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002. (File No. 1-12107)

            10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25,
                  1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. (File No. 1-12107)

            10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. (File No. 1-12107)

            10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003. (File No. 1-12107)

            10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan (Michael S. Jeffries), effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

            10.6 Abercrombie & Fitch Co. Directors' Deferred Compensation Plan (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003. (File No. 1-12107)

            10.7 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to
                  Exhibit 10.9 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. (File No. 1-12107)

            10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003. (File No. 1-12107)

            10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F

      10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.

31.1  Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2  Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)

(b) Reports on Form 8-K.

      On February 23, 2004, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the issuance of a news release announcing that Susan J. Riley had been named Senior Vice President - Chief Financial Officer of A&F.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ABERCROMBIE & FITCH CO.

Date: June 9, 2004            By /s/ SUSAN J. RILEY
                                 -----------------------------------------------
                                 Susan J. Riley,
                                 Senior Vice President - Chief Financial Officer

* Ms. Riley has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX

Exhibit No.    Document

   3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of
               Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004

   3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only]

   10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F

   10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm

   31.1        Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
               Officer)

   31.2        Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
               Officer)

   32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)