Form 10-Q
period 2004-07-31
ABERCROMBIE & FITCH CO /DE/
filed 2004-09-09
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July  31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________ to ________________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                     31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              6301 Fitch Path, New Albany, OH               43054
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code     (614) 283-6500

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                     Outstanding at September 3, 2004
----------------------------              --------------------------------------
       $.01 Par Value                               94,557,496 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen and Twenty-Six Weeks Ended
                  July 31, 2004 and August 2, 2003..........................................................     3

         Condensed Consolidated Balance Sheets
                  July 31, 2004 and January 31, 2004........................................................     4

         Condensed Consolidated Statements of Cash Flows
              Twenty-Six Weeks Ended
                  July 31, 2004 and August 2, 2003..........................................................     5

         Notes to Condensed Consolidated Financial Statements...............................................     6

         Report of Independent Registered Public Accounting Firm............................................     12

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................     13

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................     26

     Item 4.   Controls and Procedures......................................................................     27

Part II. Other Information

     Item 1.   Legal Proceedings............................................................................     28

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..................................     31

     Item 6.   Exhibits and Reports on Form 8-K.............................................................     32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                    -----------------------     -----------------------
                                                     July 31,     August 2,      July 31,     August 2,
                                                      2004          2003          2004          2003
                                                    ---------     ---------     ---------     ---------
NET SALES                                           $ 401,346     $ 355,719     $ 813,276     $ 702,442

  Cost of Goods Sold, Occupancy and Buying Costs      219,758       211,386       466,098       429,921
                                                    ---------     ---------     ---------     ---------

GROSS INCOME                                          181,588       144,333       347,178       272,521

  General, Administrative and Store Operating
  Expenses                                            112,881        88,716       231,150       176,614
                                                    ---------     ---------     ---------     ---------

OPERATING INCOME                                       68,707        55,617       116,028        95,907

  Interest Income, Net                                 (1,358)         (861)       (2,343)       (1,852)
                                                    ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                             70,065        56,478       118,371        97,759

  Provision for Income Taxes                           27,210        21,660        45,840        37,390
                                                    ---------     ---------     ---------     ---------

NET INCOME                                          $  42,855     $  34,818     $  72,531     $  60,369
                                                    =========     =========     =========     =========

NET INCOME PER SHARE:

BASIC                                               $    0.45     $    0.36     $    0.76     $    0.62
                                                    =========     =========     =========     =========
DILUTED                                             $    0.44     $    0.35     $    0.75     $    0.60
                                                    =========     =========     =========     =========
WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                                  95,306        97,186        95,010        97,410
                                                    =========     =========     =========     =========
DILUTED                                                97,590       100,128        97,118       100,542
                                                    =========     =========     =========     =========

DIVIDENDS PER SHARE                                     $0.25         $0.00         $0.38         $0.00
                                                    =========     =========     =========     =========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                                   July 31,       January 31,
                                                                     2004            2004
                                                                  -----------     -----------
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                                            $   572,148     $   511,073
  Marketable Securities                                                10,000          10,000
  Receivables                                                          16,083           7,197
  Inventories                                                         199,055         170,703
  Store Supplies                                                       32,964          29,993
  Other                                                                24,953          23,689
                                                                  -----------     -----------

TOTAL CURRENT ASSETS                                                  855,203         752,655

PROPERTY AND EQUIPMENT, NET                                           460,254         445,956

OTHER ASSETS                                                              444             552
                                                                  -----------     -----------

TOTAL ASSETS                                                      $ 1,315,901     $ 1,199,163
                                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable & Outstanding Checks                           $   137,429     $    91,364
  Accrued Expenses                                                    154,133         138,232
  Income Taxes Payable                                                 35,255          50,406
                                                                  -----------     -----------

TOTAL CURRENT LIABILITIES                                             326,817         280,002

DEFERRED INCOME TAXES                                                  25,464          19,516

OTHER LONG-TERM LIABILITIES                                            27,526          28,388

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value: 150,000,000 shares
      authorized, 103,300,000 shares outstanding
      at July 31, 2004 and January 31, 2004, respectively               1,033           1,033
  Paid-In Capital                                                     141,977         139,139
  Retained Earnings                                                   956,411         919,577
                                                                  -----------     -----------
                                                                    1,099,421       1,059,749
     Less:  Treasury Stock, at Average Cost, 7,526,754
       and 8,692,501 shares at July 31, 2004 and
       January 31, 2004, respectively                                (163,327)       (188,492)
                                                                  -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                            936,094         871,257
                                                                  -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,315,901     $ 1,199,163
                                                                  ===========     ===========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                          Twenty-Six Weeks Ended
                                                         -------------------------
                                                          July 31,       August 2,
                                                            2004           2003
                                                         ----------     ----------
OPERATING ACTIVITIES:
  Net Income                                              $  72,531      $  60,369

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                           37,388         31,462
     Loss on Retirement of Property and Equipment               518              -
     Noncash Charge for Deferred Compensation                 5,224          2,669
     Deferred Taxes                                           3,859         12,194
  Changes in Assets and Liabilities:
      Inventories                                           (21,839)       (37,868)
      Accounts Payable and Accrued Expenses                  49,207         16,687
      Income Taxes                                           (1,950)       (13,766)
      Other Assets and Liabilities                          (13,993)          (209)
                                                         ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   130,945         71,538
                                                         ----------     ----------

INVESTING ACTIVITIES:
  Capital Expenditures                                      (66,462)       (49,323)
  Purchases of Marketable Securities                        (10,000)             -
  Proceeds from Maturities of Marketable Securities          10,000         10,000
                                                         ----------     ----------

NET CASH USED FOR INVESTING ACTIVITIES                      (66,462)       (39,323)
                                                         ----------     ----------

FINANCING ACTIVITIES:
  Change in Cash Overdraft                                    8,326          2,937
  Purchases of Treasury Stock                               (18,634)       (51,246)
  Dividends Paid                                            (23,726)             -
  Stock Option Exercises and Other                           30,626         13,183
                                                         ----------     ----------

NET CASH USED FOR FINANCING ACTIVITIES                       (3,408)       (35,126)
                                                         ----------     ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              61,075         (2,911)
  Cash and Equivalents, Beginning of Year                   511,073        420,063
                                                         ----------     ----------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 572,148      $ 417,152
                                                         ==========     ==========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Change in Construction Allowance Receivables           ($  14,376)     $  16,516
                                                         ==========     ==========
  Change in Accrual for Construction in Progress          $     859     ($     772)
                                                         ==========     ==========
SIGNIFICANT NONCASH FINANCING ACTIVITIES:
  Declaration of Cash Dividend to be Paid                 $  11,972              -
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

      Certain amounts have been reclassified to conform with the current year presentation. The amounts reclassified did not have an effect on the Company's results of operations or shareholders' equity.

      The condensed consolidated financial statements as of July 31, 2004 and for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 29, 2005 (the "2004 fiscal year").

      The condensed consolidated financial statements as of July 31, 2004 and for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.    STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
      - an Amendment of FASB Statement No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company recognizes compensation expense related to restricted share and stock unit awards. If compensation expense related to options for the thirteen and twenty-six week periods ended July 31, 2004, and August 2, 2003 had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

(Thousands except per share amounts)

                                                           Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                       ---------------------------       ---------------------------
                                                        July 31,         August 2,        July 31,         August 2,
                                                          2004             2003             2004             2003
                                                       ----------       ----------       ----------       ----------
Net income:
   As reported                                         $   42,855       $   34,818       $   72,531       $   60,369

   Stock-based compensation expense included in
     reported net income, net of tax                        1,807              854            2,971            1,650

   Stock-based compensation expense determined
     under fair value based method, net of tax(1)          (6,878)          (7,037)         (13,049)         (13,923)
                                                       ----------       ----------       ----------       ----------

   Pro forma                                           $   37,784       $   28,635       $   62,453       $   48,096
                                                       ==========       ==========       ==========       ==========

   Basic earnings per share:
        As reported                                    $     0.45       $     0.36       $     0.76       $     0.62
        Pro forma                                      $     0.40       $     0.30       $     0.66       $     0.50

   Diluted earnings per share:
        As reported                                    $     0.44       $     0.35       $     0.75       $     0.60
        Pro forma                                      $     0.39       $     0.29       $     0.65       $     0.49

            (1) Includes stock-based compensation expense related to restricted share and stock unit awards actually recognized in earnings in each period presented.

      The weighted-average fair value of all options granted during the second quarter of fiscal 2004 and fiscal 2003 were $15.03 and $13.98, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used: a 1.36% dividend yield in 2004 and no expected dividends in 2003; price volatility of 58% in 2004 and 63% in 2003; risk-free interest rates of 3.5% in 2004 and 2.9% in 2003; assumed forfeiture rates of 28% in 2004 and 23% in 2003, respectively and expected lives of 4 years in 2004 and 2003.

3.    EARNINGS PER SHARE

      Weighted-Average Shares Outstanding (in thousands):

                                                         Thirteen Weeks Ended
                                                    ------------------------------
                                                    July 31, 2004   August 2, 2003
                                                    -------------   --------------
Shares of Class A Common Stock issued                  103,300         103,300
Treasury shares                                         (7,994)         (6,114)
                                                       -------         -------
Basic shares                                            95,306          97,186

Dilutive effect of options and restricted shares         2,284           2,942
                                                       -------         -------
Diluted shares                                          97,590         100,128
                                                       =======         =======

                                                        Twenty-Six Weeks Ended
                                                    ------------------------------
                                                    July 31, 2004   August 2, 2003
                                                    -------------   --------------
Shares of Class A Common Stock issued                  103,300         103,300
Treasury shares                                         (8,290)         (5,890)
                                                       -------         -------
Basic shares                                            95,010          97,410

Dilutive effect of options and restricted shares         2,108           3,132
                                                       -------         -------
Diluted shares                                          97,118         100,542
                                                       =======         =======

      Options to purchase 5,481,984 and 5,631,984 shares of Class A Common Stock during the thirteen and twenty-six week periods ended July 31, 2004, respectively, and 6,035,217 and 5,760,715 shares of Class A Common Stock during the thirteen and twenty-six week periods ended August 2, 2003, respectively, were outstanding but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

      The fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The Company further reduces inventory at season end by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines. Additionally, inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total season. Further, as part of inventory valuation, inventory shrinkage estimates are made based on historical trends, which reduce the inventory value for lost or stolen items.

      The inventory reserve for markdowns and valuations was $8.5 million, $5.5 million and $8.2 million at July 31, 2004, January 31, 2004 and August 2, 2003, respectively. The shrink reserve was $4.3 million, $3.3 million and $6.6 million at July 31, 2004, January 31, 2004 and August 2, 2003, respectively. The inventory valuations at July 31, 2004, January 31, 2004 and August 2, 2003 reflect adjustments for inventory markdowns for the end of the season.

5.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (in thousands):

                                                 July 31,        January 31,
                                                   2004             2004
                                               -----------       -----------
Property and equipment, at cost                $   712,782       $   676,172
Accumulated depreciation and amortization         (252,528)         (230,216)
                                               -----------       -----------

Property and equipment, net                    $   460,254       $   445,956
                                               ===========       ===========

6.    INCOME TAXES

      The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 31, 2004 and August 2, 2003, approximated $44.0 million and $39.6 million, respectively.

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

      Letters of credit totaling approximately $58.0 million and $56.0 million were outstanding under the Credit Agreement at July 31, 2004 and at August 2, 2003, respectively. No borrowings were outstanding under the Credit Agreement at July 31, 2004 or at August 2, 2003.

8.    RELATED PARTY TRANSACTIONS

      Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and twenty-six week periods ended July 31, 2004 were approximately $0.6 million and $1.2 million, respectively. For services provided during the thirteen and twenty-six week periods ended August 2, 2003, the fees paid to Shahid & Company, Inc. were approximately $0.5 million and $1.0 million, respectively. The amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

9.    CONTINGENCIES

      The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

      In 2003, five actions were filed under various states' laws on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. Two of the actions have been ordered coordinated. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. For certain of the cases, the parties are in the process of discovery. In one case, the Company has filed a motion to dismiss; while in all other cases, answers have been filed. Two of those cases have been stayed, and the plaintiffs in those cases have been joined in the action described immediately below.

      In 2003, an action was filed in which the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. Recently, the plaintiff amended the complaint and added new named plaintiffs, asserting claims under the laws of six states as well as the Fair Labor Standards Act. The parties are in the process of settling this case and two of the five state court cases described in the immediately preceding paragraph. The Company does not expect the settlement to be material to the consolidated financial statements.

      In each of 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. The Company has filed a motion to dismiss in one of the cases. In the other case, the parties are in the process of discovery, and the plaintiff has filed, and the Company has opposed, a motion to certify a class of California store managers. That motion is pending.

      As previously mentioned, three of the above-described cases are in the process of being settled. The Company does not believe it is feasible to predict the outcome of the other legal proceedings described above and intends to vigorously defend against each of them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

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

      The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10.0 million from insurance) resulting from an increase in expected defense costs related to the purported class action employment discrimination suit. The Company does not believe it is feasible to predict the outcome of this proceeding and intends to vigorously defend against it. However, if judgment is rendered in this proceeding which is unfavorable to the Company, the amount could potentially be material to the consolidated financial statements.

      The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the fourth quarter of fiscal 2005. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 31, 2004, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
August 10, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates three brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; and Hollister, a West Coast oriented lifestyle brand targeted at 14 to 17 year-old high school guys and girls, at lower price points than Abercrombie & Fitch. In addition to predominantly mall based store locations, all three brands also offer Web sites where products comparable to those carried at the corresponding stores can be purchased.

RESULTS OF OPERATIONS

During the second quarter of the 2004 fiscal year, net sales increased 13% to $401.3 million from $355.7 million in the second quarter of the 2003 fiscal year. Operating income improved to $68.7 million in the second quarter of 2004 from $55.6 million in the second quarter of 2003. Net income increased to $42.9 million in the second quarter of 2004 compared to $34.8 million in the second quarter of 2003. Net income per diluted share was $.44 in the second quarter of 2004 compared to $.35 in the second quarter of 2003.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 31, 2004, and August 2, 2003, expressed as a percentage of net sales:

                                           Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                           --------------------    ----------------------
                                           July 31,   August 2,     July 31,   August 2,
                                             2004       2003          2004       2003
                                           --------   ---------     --------   ---------
NET SALES                                    100.0%     100.0%        100.0%     100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                               54.8       59.4          57.3       61.2
                                             -----      -----         -----      -----

GROSS INCOME                                  45.2       40.6          42.7       38.8
General, Administrative and Store
   Operating Expenses                         28.1       24.9          28.4       25.1
                                             -----      -----         -----      -----

OPERATING INCOME                              17.1       15.7          14.3       13.7

Interest Income, Net                          (0.3)      (0.2)         (0.3)      (0.3)
                                             -----      -----         -----      -----

INCOME BEFORE INCOME TAXES                    17.4       15.9          14.6       14.0

Provision for Income Taxes                     6.8        6.1           5.6        5.3
                                             -----      -----         -----      -----

NET INCOME                                    10.6%       9.8%          9.0%       8.7%
                                             =====      =====         =====      =====

Financial Summary

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended July 31, 2004 to the comparable period of the 2003 fiscal year:

                                              Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                              -----------------------------------------------------------
                                             July 31,     August 2,      %         July 31,     August 2,      %
                                               2004         2003      Change         2004          2003     Change
                                             --------     ---------   ------       --------     ---------   ------
Net sales (millions)                           $ 401        $ 356        13%        $  813        $  702       16%

Decrease  in comparable
    store sales                                   (5)%         (8)%                     (3)%          (7)%

Retail sales increase
    attributable to new and
    remodeled stores, magazine,
    catalogue and Web sites                       18%          16%                      19%           16%

Retail sales per average gross
  square foot                                  $  74        $  76        (3)%       $  150        $  151       (1)%

Retail sales per average store
    (thousands)                                $ 528         $554        (5)%       $1,071        $1,097       (2)%

Average store size at period-end
    (gross square feet)                        7,142        7,261        (2)%

Gross square feet at period-end
    (thousands)                                5,192        4,538        14%

Number of stores and gross square feet by brand

Abercrombie & Fitch:

   Stores at beginning of period                 359          342                      357           340
      Opened                                       1            6                        5             9
      Closed                                      (1)          (2)                      (3)           (3)
                                               -----        -----                   ------        ------
   Stores at end of period                       359          346                      359           346
                                               =====        =====                   ======        ======

   Gross square feet
      (thousands)                              3,164        3,082
                                               =====        =====
abercrombie:

   Stores at beginning of period                 170          165                      171           164
      Opened                                       1            2                        2             3
      Closed                                       -            -                       (2)            -
                                               -----        -----                   ------        ------
   Stores at end of period                       171          167                      171           167
                                               =====        =====                   ======        ======
   Gross square feet
      (thousands)                                754          739
                                               =====        =====
Hollister:

   Stores at beginning of period                 177           95                      172            93
      Opened                                      20           17                       25            19
      Closed                                       -            -                        -             -
                                               -----        -----                   ------        ------
   Stores at end of period                       197          112                      197           112
                                               =====        =====                   ======        ======
   Gross square feet
      (thousands)                              1,274          717
                                               =====        =====

Current Trends and Outlook

Although the Company strives for improvement in comparable store sales, defined as sales in stores that have been open for at least one year, the strategy of maintaining a non-promotional look in-store and maintaining aspirational lifestyle brands has, at times, negatively impacted comparable store sales. The Company's focus is on building, maintaining and controlling its brands because they express a lifestyle to which their customer aspires. This strategy allows the Company to maintain high margins over the long term while driving the Company's growth in sales and profits through the development of new brands. As a result, comparable store sales may decline in the Company's more mature business as the Company strives to maintain its brands' aspirational qualities and high margins.

In order to achieve and maintain the aspirational quality of the brands, the Company is increasing its expenditures to maintain and enhance the current store base. Additionally, the Company is increasing its store based personnel to provide better customer service. Depending on the sales performance of the Company during the fall season, the initiatives may have a short-term impact on the operating margin.

SECOND QUARTER RESULTS

Net Sales

Net sales for the second quarter of 2004 were $401.3 million, an increase of 13% over last year's second quarter net sales of $355.7 million. The net sales increase was attributable to the net addition of 102 stores, offset by a 5% comparable store sales decrease.

By merchandise brand, comparable store sales for the quarter versus the same quarter last year were as follows: Abercrombie & Fitch declined 6% with mens comparable store sales declining by a low-single digit percentage and womens declining by a high-single digit percentage. In abercrombie, comparable store sales decreased 9% with girls comparable store sales declining by a high-single digit percentage and boys declining in the low-teens. In Hollister, comparable store sales increased by 4% with guys achieving a high-single digit increase and girls a low-single digit increase for the quarter.

On a regional basis, comparable store sales results were strongest in the Northeast and weakest in the Southwest. Stores located in Florida and the New York metropolitan area had the best comparable store sales performance.

In Abercrombie & Fitch, the decrease in mens comparable store sales was driven by decreases in shorts and graphic t-shirts that were not offset by strong increases during the quarter in polos and woven knits. Womens had comparable store sales increases in polos, denim and skirts which were more than offset by decreases in pants, graphic knits and shorts for the quarter when compared to second quarter 2003.

In the kids' business, girls comparable store sales decreased during the second quarter of 2004 compared to the same quarter last year in graphic tees, pants and shorts. These decreases were somewhat offset by increases in knits, skirts and denim. Boys had comparable store sales decreases in graphic tees, shorts and active wear. Increases in knits, denim and woven shirts were not sufficient to offset the weaker performing categories.

In Hollister, guys achieved stronger comparable store sales than girls. In guys, decreases in conversation tees and shorts were offset by strong increases during the quarter in sport shirts, knits and denim. In girls, knits, skirts and denim had comparable store sales increases; however, graphic knits and pants declined.

Sales in the e-commerce business grew by approximately 44% during the second quarter of the 2004 fiscal year compared to the same period during the 2003 fiscal year. The direct to consumer business (which includes the Company's catalogue and the Company's Web sites) accounted for 5.7% of net sales in the second quarter of the 2004 fiscal year compared to 4.5% in the second quarter of fiscal 2003. The second quarter 2004 results include sales from the Hollister Web site that was launched during July 2003.

Gross Income

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Gross income for the second quarter of the 2004 fiscal year was $181.6 million compared to $144.3 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the second quarter of the 2004 fiscal year was 45.2%, up 460 basis points from last year's rate of 40.6%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate as a percent of net sales. The improved IMU reflects continued progress in sourcing across all businesses, coupled with higher unit retail pricing in Abercrombie & Fitch and abercrombie. The increased markdown rate reflects the Company's strategy to clear merchandise quickly in order to add more items to the selling floor. All three brands had IMU improvements compared to the second quarter of 2003 and are operating at similar margins.

The Company ended the second quarter of the 2004 fiscal year with inventories, at cost, down 12% per gross square foot versus the second quarter of the 2003 fiscal year. The inventory decrease reflects a conservative spring merchandising plan and reduced costs in the ending inventory.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during the second quarter of the 2004 fiscal year were $112.9 million compared to $88.7 million during the same period in the 2003 fiscal year. The second quarter of the 2004 fiscal year general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 28.1% compared to 24.9% in the second quarter of the 2003 fiscal year. The increase in rate versus the 2003 comparable period was primarily due to the following: higher store expenses due to an increase in aggregate payroll; higher home office expenses, largely due to higher payroll; higher bonus accruals resulting from improved financial performance and expenses related to the retirement of an executive officer. Wage levels, in all three brands, decreased slightly or held flat compared to the second quarter of 2003.

The distribution center continued to achieve record levels of productivity during the second quarter of the 2004 fiscal year. Productivity, as measured in units processed per labor hour, was 15% higher than the second quarter of the 2003 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $4.4 million for the second quarter of the 2004 fiscal year compared to $4.5 million for the second quarter of the 2003 fiscal year.

Operating Income

Operating income for the second quarter of the 2004 fiscal year increased to $68.7 million from $55.6 million in the 2003 fiscal year second quarter, an increase of 23.6%. The operating income rate (operating income divided by net sales) was 17.1% for the second quarter of the 2004 fiscal year compared to 15.6% for the second quarter of the 2003 fiscal year. The increase in the operating income during the second quarter of fiscal 2004 was a result of higher merchandise margins and higher unit retail pricing in Abercrombie & Fitch and abercrombie, partially offset by higher general, administrative and store operating expenses during the quarter.

Interest Income and Income Tax Expense

Second quarter net interest income was $1.4 million in 2004 compared to $861 thousand last year. The Company continued to invest in tax-free securities. The effective tax rate for the second quarter was 38.8% compared to 38.4% for the 2003 comparable period.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or debt obligations. The contractual obligations of the Company as of July 31, 2004 have not significantly changed from the ones disclosed in A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been changes in the ordinary course of the Company's business during the quarterly period ended July 31, 2004 in the Company's contractual obligations included within both the "operating leases" category and the "purchase obligations and other" category.

YEAR-TO-DATE RESULTS

Net Sales

Year-to-date net sales in 2004 were $813.3 million, an increase of 16% over last year's net sales of $702.4 million for the same period. The net sales increase was attributable to the net addition of 102 stores, offset by a 3% comparable store sales decrease.

Year-to-date comparable store sales by merchandise concept were as follows:
Abercrombie & Fitch comparable store sales declined 4%, abercrombie comparable stores sales declined 5% and Hollister achieved a 6% comparable store sales increase. The women's business in each concept continued to be more significant than mens. Year-to-date, womens and girls represented over 60% of net sales for each of the brands. Womens had a mid-single digit decline in comparable store sales year-to-date, while girls was relatively flat. Hollister girls achieved a mid-single digit comparable store sales increase on a year-to-date basis.

For the year-to-date period, Hollister continued to gain in productivity relative to Abercrombie & Fitch. For the 2004 year-to-date period, sales per square foot in Hollister stores were approximately 133% of the sales per square foot of Abercrombie & Fitch stores in the same malls compared to 113% for the 2003 year-to-date period.

Sales in the e-commerce business grew by approximately 53% during the year-to-date period as compared to the same period last year. The direct to consumer business (which includes the Company's catalogue and the Company's Web sites) accounted for 6.0% of net sales compared to 4.6% for the year-to-date period ended July 31, 2004 and August 2, 2003, respectively. The year-to-date 2004 results include sales from the Hollister Web site that was launched during July 2003.

Gross Income

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Year-to-date gross income increased to $347.2 million for the 2004 fiscal year from $272.5 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the period was 42.7%, up 390 basis points from last year's rate of 38.8%. The increase was driven by improvements in IMU across all three brands and increases in average unit retail pricing in Abercrombie & Fitch and abercrombie that were partially offset by increased markdowns, as a percentage of net sales.

As previously mentioned, improved sourcing has been an important factor in improving the IMU in all three concepts. Improvement was most dramatic in Hollister and Abercrombie & Fitch. The markdown rate was higher for the 2004 year-to-date period than the comparable period in 2003 due to the Company's strategy to clear merchandise quickly in order to add more items to the selling floor.

General, Administrative and Store Operating Expenses

Year-to-date general, administrative and store operating expenses as of the end of the second quarter of the 2004 fiscal year were $231.2 million versus $176.6 million for the same time period the previous year. The general, administrative and store operating expense rate in 2004 was 28.4% versus 25.1% in 2003. The increased rate in the 2004 year-to-date period was primarily due to higher home office and store expenses. Home office expenses increased largely due to higher payroll, higher bonus accruals resulting from improved financial performance, higher legal expense due to a charge taken during the first quarter of the 2004 fiscal year related to expected defense costs in a legal proceeding and expenses related to the retirement of an executive officer. Store expenses increased due to an increase in aggregate payroll. Wage levels, in all three brands, decreased slightly or held flat compared to the comparable period last year.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $8.9 million and $8.8 million for the year-to-date periods ended July 31, 2004 and August 2, 2003, respectively.

Operating Income

Year-to-date operating income for the 2004 fiscal year increased to $116.0 million from $95.9 million in the 2003 fiscal year comparable period, an increase of 21.0%. The operating income rate (operating income divided by net sales) was 14.3% for the 2004 year-to-date period compared to 13.7% for the comparable period in the 2003 fiscal year. The increase was primarily due to sales increases due to new stores, higher gross margin and increases in average unit retail pricing in Abercrombie & Fitch and abercrombie, partially offset by higher home office expenses and store expenses.

Interest Income and Income Tax Expense

Year-to-date net interest income for the 2004 fiscal year was $2.3 million compared to $1.9 million for the comparable period in 2003. The Company continued to invest in tax-free securities. The effective tax rate for the 2004 year-to-date period was 38.7% compared to 38.2% for the 2003 comparable period.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                July 31,          January 31,
                                                  2004                2004
                                                --------          -----------
Working capital                                 $528,386            $472,653
                                                ========            ========

Capitalization:
  Shareholders' equity                          $936,094            $871,257
                                                ========            ========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $130.9 million for the twenty-six weeks ended July 31, 2004 versus $71.5 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization and by increases in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventories and other assets and liabilities.

Accounts payable increased to support the cost of growth in the number of new stores and the timing of payments. Accrued expenses also increased for items such as higher payroll, higher bonus accruals resulting from improved financial performance, higher legal accruals related to expected defense costs in a legal proceeding, accruals related to the retirement of an executive officer and property taxes.

Inventories increased as a result of preparation for the back-to-school season as well as the growth in the store base during the first two quarters of 2004. Other assets and liabilities increased primarily as a result of an increase in accounts receivables related to expected proceeds from an insurance claim pertaining to legal expenses and an increase in supplies as result of the growth in the store base.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process and purchases of marketable securities in 2004. Cash inflows from investing activities consisted of maturities of marketable securities. As of July 31, 2004, the Company held $10.0 million of marketable securities with original maturities of greater than 90 days.

Financing activities, for the twenty-six week period ended July 31, 2004, consisted of $30.6 million received in connection with stock option exercises, $23.7 million for the payment of the quarterly $0.125 dividends on March 30, 2004 and June 22, 2004, $18.6 million for the repurchase of A&F's Class A Common Stock and $8.3 million for cash overdrafts which are outstanding checks reclassified from cash to accounts payable.

During the first quarter of 2004, the Company repurchased 599 thousand shares of A&F's Class A Common Stock at an average cost of $31.11 for a total of $18.6 million pursuant to a previously authorized stock repurchase program. The repurchase completed the 5 million share repurchase authorized by the Board of Directors on August 8, 2002. On July 29, 2004, the Company's Board of Directors authorized the repurchase of an additional 6 million shares of A&F's Class A Common Stock.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its Credit Agreement to support operations.

Letters of credit totaling approximately $58.0 million and $56.0 million were outstanding under the Credit Agreement at July 31, 2004 and August 2, 2003, respectively. No borrowings were outstanding under the Credit Agreement at July 31, 2004 and August 2, 2003.

The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the fourth quarter of fiscal 2005. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

                                      July 31, 2004                    August 2, 2003
                              -------------------------------   -----------------------------
                               Number         Gross Square       Number        Gross Square
                              of Stores      Feet (thousands)   of Stores    Feet (thousands)
                              ---------      ----------------   ---------    ----------------
Abercrombie & Fitch              359              3,164            346             3,082
abercrombie                      171                754            167               739
Hollister                        197              1,274            112               717
                                 ---              -----            ---             -----
Total                            727              5,192            625             4,538
                                 ===              =====            ===             =====

Capital Expenditures

Capital expenditures, net of construction allowances, totaled $66.5 million and $49.3 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $14.4 million in the first half of 2004 and increased $16.5 million in the first half of 2003. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

The Company anticipates spending $125.0 million to $135.0 million in the 2004 fiscal year for capital expenditures, of which $85.0 million to $95.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

The Company intends to add approximately 700,000 gross square feet of store space in the 2004 fiscal year, which will represent a 14% increase over year-end 2003. It is anticipated the increase will result from the addition of approximately 12 new Abercrombie & Fitch stores, 9 new abercrombie stores and 85 new Hollister stores. In addition, earlier in year the Company announced plans for a new lifestyle brand that will target an older customer than its current brands. The Company expects to open four test stores by the end of September 2004. Additionally, the Company plans to remodel 10 to 15 Abercrombie & Fitch stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $605,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $510,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $587,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of July 31, 2004 has not significantly changed since January 31, 2004. The Company's market risk profile as of January 31, 2004 is disclosed in "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Changes in Internal Control over Financial Reporting

There were no changes in A&F's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F's fiscal quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, A&F's internal control over financial reporting.

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

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were filed on February 10, 2003 and February 4, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003. Pursuant to a Petition for Coordination, the Solis and the Stevenson cases were coordinated by order issued November 17, 2003. Shelby Port
v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. Plaintiff since filed an amended complaint on or about August 9, 2004, adding three new named plaintiffs. The defendant intends to re-file its motion to dismiss. The Company does not believe it is feasible to predict the outcome of the legal proceedings identified in this paragraph and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

Jadii Mohme v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 18, 2003 in the Illinois Circuit Court of St. Clair County. A first amended complaint was filed in the Mohme case on September 10, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Mohme case on September 26, 2003. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. A first amended complaint was filed in the Zemany case on September 9, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." A second amended complaint was filed November 10, 2003, adding some factual allegations. Defendant filed an answer to the second amended complaint on January 22, 2004. In Michael Gualano
v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. A first amended complaint was filed in the Gualano case on September 9, 2003, to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Gualano case on or about September 24, 2003. Jadii Mohme and Holly Zemany have stayed their claims in state court and joined their claims with Michael Gualano along with four other named plaintiffs in four other states in a second amended complaint, which the defendant has answered. The parties are in the process of settling these claims. The Company does not expect the settlement to be material to the consolidated financial statements.

A&F is aware of two actions that have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as "non-exempt" employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002 and the parties are in the process of discovery. Plaintiff has filed, and the defendant has opposed, a motion to certify a class of store managers in California. That motion is pending. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The defendants filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the Southern District of Ohio on April 21, 2004. The defendants subsequently renewed their motion to dismiss, which is pending.

The Company does not believe it is feasible to predict the outcome of the legal proceedings described in the immediately preceding paragraph and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

A&F is aware of one action that has been filed on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. A second amended complaint, which added two additional plaintiffs, was filed on or about January 9, 2004. Defendants filed an answer to the second amended complaint on or about January 26, 2004. A third amended complaint was filed June 10, 2004, restating the original claims and adding two individual, but not class, claims of gender discrimination. The defendants filed an answer on or about June 21, 2004. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10.0 million from insurance) resulting from an increase in expected defense costs related to this purported class action employment discrimination suit. The Company does not believe it is feasible to predict the outcome of this proceeding and intends to vigorously defend against it. However, if judgment is rendered in this proceeding which is unfavorable to the Company, the amount could potentially be material to the Company's financial statements. The parties are in the process of discovery. In addition, the EEOC is conducting nationwide investigations relating to allegations of discrimination based on race, national origin and gender.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended July 31, 2004:

                                                            Total Number of      Maximum Number
                            Total                          Shares Purchased    of Shares that May
                            Number        Average        as Part of Publicly    Yet be Purchased
                          of Shares     Price Paid         Announced Plans     under the Plans or
         Period           Purchased      per Share           or Programs          Programs (1)
         ------           ---------     ----------       -------------------   ------------------
May 2 through May 29,
2004                           -          $     -                      -                      -
May 30 through July 3,
2004                         113 (2)      $ 37.12 (2)                  -                      -
July 4 through July 31,
2004                           -          $     -                      -              6,000,000
                             ---          -------            -----------              ---------
Total                        113 (2)      $ 37.12 (2)                  -              6,000,000
                             ===          =======            ===========              =========

(1) The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F's publicly announced stock purchase authorizations. As disclosed in A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004, during the quarterly period ended May 1, 2004, A&F had repurchased all of the shares of Class A Common Stock which had remained available at that time under the stock repurchase authorization announced on August 8, 2002, and, as a result, that authorization had expired. On July 29, 2004, A&F announced the authorization of the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

(2) Reflects shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted share awards.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.    Certificate of Incorporation and Bylaws.

            3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996. (File No. 1-12107)

            3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. (File No. 1-12107)

            3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

            3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. (File No. 1-12107)

            3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

            3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02
                  of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

            3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only], incorporated herein by reference to Exhibit 3.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

4.    Instruments Defining the Rights of Security Holders.

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

            10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003. (File No. 1-12107)

            10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F, incorporated herein by reference to
                  Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

            10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert
                  S. Singer), effective May 17, 2004, incorporated herein by reference to Exhibit 10.10 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.

31.1  Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2  Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)

(b) Reports on Form 8-K.

      On May 20, 2004, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the issuance of a news release on May 18, 2004 announcing the retirement of Seth R. Johnson from A&F effective June 18, 2004 and the issuance of a second news release on May 18, 2004 announcing that Robert S. Singer had been named President and Chief Operating Officer of A&F.

      On May 21, 2004, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the issuance of a news release on May 20, 2004 announcing the declaration of a quarterly cash dividend of $0.125 per share, payable June 22, 2004 to A&F shareholders of record on June 1, 2004 and the issuance of a second news release on May 20, 2004 announcing the election of Robert S. Singer to the A&F Board of Directors.

      On May 28, 2004, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the issuance of a news release on May 28, 2004 announcing the resignation of Seth R. Johnson from the A&F Board of Directors, effective July 26, 2004.

      On July 29, 2004, A&F filed a Current Report on Form 8-K to report under "Item 5. Other Events and Regulation FD Disclosure," the issuance of a news release on July 29, 2004 announcing the declaration of a quarterly cash dividend of $0.125 per share, payable September 21, 2004 to A&F shareholders of record on August 31, 2004 and the issuance of a second news release on July 29, 2004 announcing that the A&F Board of Directors had authorized a stock repurchase program to repurchase up to 6 million shares of A&F's Class A Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ABERCROMBIE & FITCH CO.

Date: September 9, 2004                        By /s/ Susan J. Riley
                                                  ------------------------------

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