Form 10-Q
period 2004-10-30
ABERCROMBIE & FITCH CO /DE/
filed 2004-12-09
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      31-1469076
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



             6301 Fitch Path, New Albany, OH                   43054
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       (614) 283-6500
                                                   -------------------------

                                 Not Applicable
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                     Outstanding at December 3, 2004
-----------------------------             -------------------------------------
       $.01 Par Value                               87,149,083 Shares

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS



                                                                                                           Page No.
                                                                                                           --------

Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
              Thirteen and Thirty-Nine Weeks Ended
                  October 30, 2004 and  November 1, 2003.....................................................3

         Condensed Consolidated Balance Sheets
                  October 30, 2004 and January 31, 2004......................................................4

         Condensed Consolidated Statements of Cash Flows
              Thirty-Nine Weeks Ended
                  October 30, 2004 and November 1, 2003......................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

         Report of Independent Registered Public Accounting Firm............................................14

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................................15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................29

     Item 4.   Controls and Procedures......................................................................30

Part II. Other Information

     Item 1.   Legal Proceedings............................................................................31

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds .................................34

     Item 5.   Other Information ...........................................................................35

     Item 6.   Exhibits ....................................................................................38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                  Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                             ------------------------------      ------------------------------
                                                             October 30,       November 1,       October 30,       November 1,
                                                                2004              2003               2004              2003
                                                             -----------       -----------       -----------       -----------

NET SALES                                                    $   520,724       $   444,979       $ 1,333,999       $ 1,147,421
   Cost of Goods Sold, Occupancy and Buying Costs                293,888           261,114           759,987           691,035
                                                             -----------       -----------       -----------       -----------

GROSS INCOME                                                     226,836           183,865           574,012           456,386

   General, Administrative and Store Operating Expenses          164,559           102,415           395,709           279,030
                                                             -----------       -----------       -----------       -----------

OPERATING INCOME                                                  62,277            81,450           178,303           177,356

   Interest Income, Net                                           (1,574)             (757)           (3,919)           (2,610)
                                                             -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                        63,851            82,207           182,222           179,966

   Provision for Income Taxes                                     23,760            31,750            69,600            69,140
                                                             -----------       -----------       -----------       -----------

NET INCOME                                                   $    40,091       $    50,457       $   112,622       $   110,826
                                                             ===========       ===========       ===========       ===========

NET INCOME PER SHARE:

BASIC                                                        $      0.43       $      0.52       $      1.19       $      1.14
                                                             ===========       ===========       ===========       ===========
DILUTED                                                      $      0.42       $      0.51       $      1.17       $      1.11
                                                             ===========       ===========       ===========       ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                                             93,449            96,407            94,490            97,076
                                                             ===========       ===========       ===========       ===========
DILUTED                                                           95,351            99,102            96,522           100,095
                                                             ===========       ===========       ===========       ===========

DIVIDENDS PER SHARE                                          $      0.13       $      0.00       $      0.50       $      0.00
                                                             ===========       ===========       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                                       October 30,        January 31,
                                                                           2004              2004
                                                                       -----------       -----------
ASSETS
------

CURRENT ASSETS:
 Cash and Equivalents                                                  $   443,406       $   511,073
 Marketable Securities                                                          --            10,000
 Receivables                                                                20,027             7,197
 Inventories                                                               209,002           170,703
 Store Supplies                                                             35,432            29,993
 Other                                                                      28,531            23,689
                                                                       -----------       -----------

TOTAL CURRENT ASSETS                                                       736,398           752,655

PROPERTY AND EQUIPMENT, NET                                                484,163           445,956

OTHER ASSETS                                                                 7,840               552
                                                                       -----------       -----------

TOTAL ASSETS                                                           $ 1,228,401       $ 1,199,163
                                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts Payable & Outstanding Checks                                 $   138,740       $    91,364
 Accrued Expenses                                                          200,337           138,232
 Income Taxes Payable                                                       37,086            50,406
                                                                       -----------       -----------

TOTAL CURRENT LIABILITIES                                                  376,163           280,002

DEFERRED INCOME TAXES                                                       28,640            19,516

OTHER LONG-TERM LIABILITIES                                                 32,135            28,388

SHAREHOLDERS' EQUITY:
 Class A Common Stock - $.01 par value: 150,000,000 shares
     authorized and 103,300,000 shares issued at October 30, 2004
     and January 31, 2004, respectively                                      1,033             1,033
 Paid-In Capital                                                           141,656           139,139
 Retained Earnings                                                         985,333           919,577
                                                                       -----------       -----------
                                                                         1,128,022         1,059,749
    Less:  Treasury Stock, at Average Cost, 12,744,016
        and 8,692,501 shares at October 30, 2004 and
         January 31, 2004, respectively                                   (336,559)         (188,492)
                                                                       -----------       -----------

TOTAL SHAREHOLDERS' EQUITY                                                 791,463           871,257
                                                                       -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,228,401       $ 1,199,163
                                                                       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                 Thirty-Nine Weeks Ended
                                                               ----------------------------
                                                               October 30,     November 1,
                                                                   2004            2003
                                                               -----------     -----------
OPERATING ACTIVITIES:
  Net Income                                                    $ 112,622       $ 110,826

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                                 55,828          47,894
     Loss on Retirement of Property and Equipment                   2,553              --
     Non-cash Charge for Deferred Compensation                      7,670           4,083
     Deferred Taxes                                                (9,646)         12,116
  Changes in Assets and Liabilities:
      Inventories                                                 (31,147)        (49,875)
      Accounts Payable and Accrued Expenses                        89,461          19,570
      Income Taxes                                                 17,285          (7,340)
      Other Assets and Liabilities                                (24,492)            167
                                                                ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         220,134         137,441
                                                                ---------       ---------

INVESTING ACTIVITIES:
  Capital Expenditures Including Capital Lease Obligations       (106,043)        (83,631)
  Proceeds from Maturities of Marketable Securities
                                                                   10,000          10,000
                                                                ---------       ---------

NET CASH USED FOR INVESTING ACTIVITIES                            (96,043)        (73,631)
                                                                ---------       ---------

FINANCING ACTIVITIES:
  Change in Cash Overdraft                                          8,518          (1,686)
  Stock Option Exercises and Other                                 33,162          18,162
  Purchases of Treasury Stock                                    (197,892)        (68,746)
  Dividends Paid                                                  (35,546)             --
                                                                ---------       ---------

NET CASH USED FOR FINANCING ACTIVITIES                           (191,758)        (52,270)
                                                                ---------       ---------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                   (67,667)         11,540
  Cash and Equivalents, Beginning of Year                         511,073         420,063
                                                                ---------       ---------

CASH AND EQUIVALENTS, END OF PERIOD                             $ 443,406       $ 431,603
                                                                =========       =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Change in Accrual for Construction in Progress                $(  7,295)      $  24,921
                                                                =========       =========
  Change in Construction Allowance Receivables                  $(  2,688)      $   5,591
                                                                =========       =========

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
  Declaration of Cash Dividend to be Paid                       $  11,319              --
                                                                =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Abercrombie & Fitch Co. ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer of high quality, casual apparel for men, women, guys, girls and kids with an active, youthful lifestyle.

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

         The condensed consolidated financial statements as of October 30, 2004 and for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 29, 2005 (the "2004 fiscal year").

         The condensed consolidated financial statements as of October 30, 2004 and for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of the Act.

2.       STOCK-BASED COMPENSATION

         The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company recognizes compensation expense related to restricted share and stock unit awards. If compensation expense related to options for the thirteen and thirty-nine week periods ended October 30, 2004, and November 1, 2003, respectively, had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:


(Thousands except per share amounts)

                                                            Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                       -----------------------------         ------------------------------
                                                       October 30,       November 1,         October 30,         November 1,
                                                           2004               2003               2004                2003
                                                       ----------        -----------         -----------         -----------
Net income:
 As reported                                           $   40,091         $   50,457         $   112,622         $   110,826

 Stock-based compensation expense included in
   reported net income, net of tax                          1,424                868               4,361               2,524

 Stock-based compensation expense determined
   under fair value based method, net of tax(1)            (6,564)            (6,918)            (19,481)            (20,575)
                                                       ----------         ----------         -----------         -----------

 Pro forma                                             $   34,951         $   44,407         $    97,502         $    92,775
                                                       ==========         ==========         ===========         ===========

 Basic net income per share:
     As reported                                       $     0.43         $     0.52         $      1.19         $      1.14
     Pro forma                                         $     0.37         $     0.46         $      1.03         $      0.96

 Diluted net income per share:
     As reported                                       $     0.42         $     0.51         $      1.17         $      1.11
     Pro forma                                         $     0.37         $     0.45         $      1.01         $      0.93


(1) Includes stock-based compensation expense related to restricted share and stock unit awards actually recognized in net income in each period presented.

         The weighted-average fair value of options granted during the third quarter of the 2004 fiscal year and the 2003 fiscal year was $13.93 and $14.35, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used: a 1.28% dividend yield in 2004 and no dividends in 2003; price volatility of 55.3% in 2004 and 61.7% in 2003; risk-free interest rates of 3.1% in 2004 and 3.2% in 2003; assumed forfeiture rates of 26.4% in 2004 and 23.0% in 2003 and expected lives of four years in 2004 and 2003, respectively.

3.       NET INCOME PER SHARE

Weighted-Average Shares Outstanding (in thousands):


                                                               Thirteen Weeks Ended
                                                       --------------------------------------
                                                       October 30, 2004      November 1, 2003
                                                       ----------------      ----------------
Shares of Class A Common Stock issued                        103,300              103,300
Treasury shares                                               (9,851)              (6,893)
                                                            --------             --------
Basic shares                                                  93,449               96,407

Dilutive effect of options and restricted shares               1,902                2,695
                                                            --------             --------
Diluted shares                                                95,351               99,102
                                                            ========             ========


                                                               Thirty-Nine Weeks Ended
                                                       --------------------------------------
                                                       October 30, 2004      November 1, 2003
                                                       ----------------      ----------------
Shares of Class A Common Stock issued                        103,300              103,300
Treasury shares                                               (8,810)              (6,224)
                                                            --------             --------
Basic shares                                                  94,490               97,076

Dilutive effect of options and restricted shares               2,032                3,019
                                                            --------             --------
Diluted shares                                                96,522              100,095
                                                            ========             ========

         Options to purchase 5,639,984 shares of Class A Common Stock during both the thirteen and thirty-nine week periods ended October 30, 2004 and 6,019,000 and 6,005,000 shares of Class A Common Stock during the thirteen and thirty-nine week periods ended November 1, 2003, respectively, were outstanding but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

         The inventory reserve for markdowns and valuations was $25.5 million, $5.5 million and $17.2 million at October 30 2004, January 31, 2004 and November 1, 2003, respectively. The shrink reserve was $3.6 million, $3.3 million and $4.3 million at October 30, 2004, January 31, 2004, and November 1, 2003, respectively. The inventory valuations at January 31, 2004, reflect adjustments for inventory markdowns for the end of the season.

 5.      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (in thousands):


                                                           October 30, 2004      January 31, 2004
                                                           ----------------      ----------------
         Property and equipment, at cost                      $ 750,591             $ 676,172
         Accumulated depreciation and amortization             (266,428)             (230,216)
                                                              ---------             ---------

         Property and equipment, net                          $ 484,163             $ 445,956
                                                              =========             =========

6.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, approximated $62.3 million and $64.7 million, respectively.

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

         On September 15, 2004, the Company entered into a Second Amendment in respect of the Credit Agreement in order to permit additional share repurchases. The Second Amendment allows the Company to repurchase shares of A&F Class A Common Stock for cash in any amount so long as no loans (as defined in the Credit Agreement) have been made pursuant to the Credit Agreement. If loans have at any time been made, the Company may repurchase shares of A&F Class A Common Stock (i) in any fiscal year, in an aggregate amount not in excess of 40% of "consolidated net income" (as defined in the Credit Agreement) for the immediately preceding fiscal year less the aggregate amount of any repurchases made in such fiscal year pursuant to clause (ii) below, plus (ii) an aggregate cumulative amount of $250,000,000 less the aggregate cumulative amount of any repurchases made pursuant to clause (i) above and any repurchases made after September 15, 2004 and prior to the making of loans pursuant to the Credit Agreement. Letters of credit are not considered to be "loans" for purposes of the Credit Agreement.

         On November 8, 2004, the Company executed a letter of intent to enter into an amended credit agreement that will replace the Credit Agreement (see Note 10).

         Letters of credit totaling approximately $66.8 million and $62.3 million were outstanding under the Credit Agreement at October 30, 2004 and at November 1, 2003, respectively. No loans were outstanding under the Credit Agreement at October 30, 2004 or at November 1, 2003.

8.       RELATED PARTY TRANSACTIONS

         Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen and thirty-nine week periods ended October 30, 2004, were approximately $700 thousand and $1.9 million, respectively. For services provided during the thirteen and thirty-nine week periods ended November 1, 2003, the fees paid to Shahid & Company, Inc. were approximately $500 thousand and $1.5 million, respectively. The amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

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

         In 2003, an action was filed in the U.S. District Court for the Western District of Pennsylvania, in which the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. Recently, the plaintiff amended the complaint and added new named plaintiffs, asserting claims under the laws of six states as well as the Fair Labor Standards Act. The parties are in the process of settling this case and two of the five state court cases described in the immediately preceding paragraph (see Note 10).

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

         In each of 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. The Company has filed a motion to dismiss in one of the cases. In the other case, the parties are in the process of discovery, and the trial court has ordered a class of store managers in California certified for limited purposes.

         In 2003, one lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs in this lawsuit sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling this lawsuit and two related class action employment discrimination lawsuits (see Note 10).

         The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the purported class action employment discrimination lawsuit described in the preceding paragraph. The monetary terms of the consent decree are described in Note 10.

         The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the fourth quarter of the fiscal year ending January 28, 2006 (the "2005 fiscal year"). The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

         The Company enters into agreements with professional services firms, in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnification agreements.

10.      SUBSEQUENT EVENTS

         On November 8, 2004, the Company executed a commitment letter in respect of a contemplated amended and restated credit agreement, (the "Amended Credit Agreement"). The Amended Credit Agreement will mature five years from the date of executing the definitive Amended Credit Agreement. The commitment letter contemplates that the facility fees payable under the Amended Credit Agreement will be based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period and the facility fees are projected to accrue at .175% of the committed amounts per annum. The remaining terms are expected to be largely similar to the current Credit Agreement (see Note 7).

         In addition to the class action employment discrimination lawsuit described in Note 9, two other class action employment discrimination lawsuits have been filed in the U.S. District Court for the Northern District of California, both on November 8, 2004. One alleges gender (female) discrimination in hiring or employment decisions and seeks, on behalf of the purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the "EEOC") alleging race, ethnicity, and gender (female) discrimination in hiring or employment decisions. The EEOC complaint seeks injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provide that the Company will set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys' fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the thirteen weeks ended October 30, 2004. This is in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the Gonzalez case. The preliminary approval order was signed by Judge Susan Illston of the U.S. District Court for the Northern District of California on November 16, 2004, and that order scheduled a final fairness and approval hearing for April 14, 2005.

         Also on November 9, 2004, A&F announced that the Board of Directors had authorized the extension of A&F's stock repurchase program to permit the repurchase of an additional 6 million shares of A&F Class A Common Stock.

         On November 17, 2004, the court hearing the action filed in the U.S. District Court for the Western District of Pennsylvania gave final approval of the settlement. The settlement resolves all claims of hourly employees in the states of Colorado, Connecticut, Illinois, Minnesota, New Jersey and Pennsylvania under their respective state laws and their claims under the Fair Labor Standards Act. The settlement did not have a material impact to the consolidated financial statements.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 30, 2004, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These interim financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
December 2, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; Hollister, a West Coast oriented lifestyle brand targeted at 14 to 17 year-old high school guys and girls, at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of business casual and trend fashion displaying high quality clothing, leather goods, and lifestyle accessories, targeted at 22 to 30 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer Web sites, where products comparable to those carried at the corresponding stores can be purchased.


RESULTS OF OPERATIONS

During the third quarter of the 2004 fiscal year, net sales increased 17% to $520.7 million from $445.0 million in the third quarter of the 2003 fiscal year. Operating income decreased to $62.3 million in the third quarter of 2004 from $81.5 million in the third quarter of 2003. Operating income included a one-time accrual of $32.9 million for the settlement of three related class action employment discrimination lawsuits, which was included in general, administrative and store operating expenses. Net income decreased to $40.1 million in the third quarter of 2004 compared to $50.5 million in the third quarter of 2003. Net income per diluted share was $.42 in the third quarter of 2004 compared to $.51 in the third quarter of 2003. The settlement accrual, net of the related tax effect, reduced reported net income per fully diluted share in the third quarter of the 2004 fiscal year by $.22.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, expressed as a percentage of net sales:

                                                 Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                            ------------------------------       -------------------------------
                                            October 30,        November 1,       October 30,         November 1,
                                               2004                2003              2004                2003
                                            -----------        -----------       -----------         -----------
NET SALES                                      100.0%             100.0%             100.0%             100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                                 56.4               58.7               57.0               60.2
                                               -----              -----              -----              -----

GROSS INCOME                                    43.6               41.3               43.0               39.8
General, Administrative and Store
   Operating Expenses                           31.6               23.0               29.7               24.3
                                               -----              -----              -----              -----

OPERATING INCOME                                12.0               18.3               13.3               15.5
Interest Income, Net                            (0.3)              (0.2)              (0.3)              (0.2)
                                               -----              -----              -----              -----

INCOME BEFORE INCOME TAXES                      12.3               18.5               13.6               15.7
Provision for Income Taxes                       4.6                7.1                5.2                6.0
                                               -----              -----              -----              -----

NET INCOME                                       7.7%              11.4%               8.4%               9.7%
                                               =====              =====              =====              =====

Financial Summary

The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 30, 2004, to the comparable periods of the 2003 fiscal year:

                                          Thirteen Weeks Ended                         Thirty-Nine Weeks Ended
                                      ---------------------------                    ----------------------------
                                      October 30,     November 1,          %         October 30,      November 1,          %
                                          2004            2003           Change         2004             2003            Change
                                      -----------     -----------        ------      -----------      -----------        -------
Net sales (millions)                   $      521      $    445             17%      $    1,334       $    1,147           16%

Increase (decrease) in
   comparable store sales                       1%           (9)%                            (1)%             (8)%

Retail sales increase
   attributable to new and
   remodeled stores, catalogue
   and Web sites                               16%           15%                             17%              16%

Retail sales per average gross
  square foot                          $       92      $     91              1%      $      240       $      241          nm

Retail sales per average store
    (thousands)                        $      655      $    659             (1)%     $    1,712       $    1,749           (2)%

Average store size at period-end
    (gross square feet)                     7,118         7,233             (2)%            n/a              n/a

Gross square feet at period-end
    (thousands)                             5,438         4,709              15%            n/a              n/a

Sales statistics per average store

Number of transactions
----------------------
Abercrombie & Fitch                        10,516        11,997            -12%          32,175           35,644          -10%
abercrombie                                 5,262         5,563             -5%          14,735           15,223           -3%
Hollister                                  13,597        14,008             -3%          39,679           40,660           -2%
RUEHL                                      4,171            n/a                           4,171              n/a

Average transaction value
-------------------------
Abercrombie & Fitch                    $    74.09      $  67.50             10%      $    65.31       $    61.88            6%
abercrombie                            $    63.49      $  60.51              5%      $    55.42       $    54.91            1%
Hollister                              $    52.39      $  48.68              8%      $    46.98       $    44.70            5%
RUEHL                                  $   107.98           n/a                      $   107.98              n/a

Units per transaction
---------------------
Abercrombie & Fitch                          2.17          2.21             -2%            2.26             2.25           nm
abercrombie                                  2.78          2.63              6%            2.75             2.74           nm
Hollister                                    2.23          2.19              2%            2.23             2.13            5%
RUEHL                                        2.33           n/a                            2.33              n/a

Average unit value
------------------
Abercrombie & Fitch                    $    34.14      $  30.54             12%      $    28.90       $    27.50            5%
abercrombie                            $    22.84      $  23.01             -1%      $    20.15       $    20.04            1%
Hollister                              $    23.49      $  22.23              8%      $    21.07       $    20.99           nm
RUEHL                                  $    46.34           n/a                      $    46.34              n/a

Current Trends and Outlook

While the Company is pleased with the recent trend improvement in sales and comparable store sales, defined as sales in stores that have been open for at least one year, the Company remains cautious about its outlook for the remainder of the year. The Company's decision not to anniversary holiday promotions this year may impact holiday sales levels. The Company's focus is on building, maintaining and controlling its brands because they express a lifestyle to which their customer aspires. Management believes that this strategy allows the Company to maintain high margins over the long term while driving the Company's growth in sales and profits through the development of new brands. As a result, comparable store sales may decline in the Company's more mature business as the Company strives to maintain its brands' aspirational qualities and high margins.

In order to achieve and maintain the aspirational quality of the brands, the Company is increasing expenditures to maintain and enhance the current store base. Additionally, the Company is increasing its store-based personnel to provide better customer service and reduce levels of inventory shrink. Depending on the sales performance of the Company during the remainder of the fall season, the initiatives may have a short-term impact on the operating margin.

Finally, the Company is hoping to capitalize on its success in international sales through its Web sites by investigating opportunities to enter international markets in the near future. The Company is currently evaluating opportunities to enter both the Canadian and European markets by the end of the 2005 fiscal year.

THIRD QUARTER RESULTS

Net Sales

Net sales for the third quarter of 2004 were $520.7 million, an increase of 17% over last year's third quarter net sales of $445.0 million. The net sales increase was attributable to the net addition of 113 stores and a 1% comparable store sales increase.

By brand, comparable store sales for the quarter versus the same quarter last year were as follows: Abercrombie & Fitch declined 2% with mens comparable store sales increasing by a high-single digit percentage and womens declining by a high-single digit percentage. In abercrombie, comparable store sales decreased 3% with both girls and boys comparable store sales declining by the same low-single digit percentage. In Hollister, comparable store sales increased by 13% with both guys and girls achieving similar mid-teen digit increases for the quarter.

On a regional basis, comparable store sales results were strongest in the West and Northeast and weakest in the Midwest and South. Stores located in the New York metropolitan area and Southern California had the best comparable store sales performance for the third quarter.

In Abercrombie & Fitch, mens achieved positive comparable store sales during the quarter driven by strong results in denim, woven shirts and polos. Womens had comparable store sales decreases in polos, pants and graphic tees that were not offset by increases in denim and fleece when compared to third quarter 2003.

In the kids' business, girls comparable store sales increased during the third quarter of 2004 compared to the same quarter last year in knits and denim but these results could not offset decreases in graphic tees and pants. Boys had comparable store sales decreases in conversation tees, pants and fleece. Increases in knits and denim were not sufficient to offset the weaker performing boys categories.

In Hollister, guys achieved stronger comparable store sales than girls. In guys, increases in conversation tees, denim, woven shirts and fleece during the quarter more than offset decreases in knits. In girls, knits, denim, fleece and sweaters had comparable store sales increases; however, graphic tees and pants declined.

The impact of opening three RUEHL stores was immaterial to the Company's total results for the third quarter of the 2004 fiscal year.

Direct to consumer merchandise net sales through the Company's Web sites and catalogue for the third quarter of the 2004 fiscal year were $27.6 million, an increase of 28.4% over last year's third quarter net sales of $21.5 million. Shipping and handling revenue for the corresponding periods was $4.0 million in 2004 and $2.8 million in 2003. The direct to consumer business accounted for 6.1% of net sales in the third quarter of the 2004 fiscal year compared to 5.5% in the third quarter of fiscal 2003.


Gross Income

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Gross income for the third quarter of the 2004 fiscal year was $226.8 million compared to $183.9 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the third quarter of the 2004 fiscal year was 43.6%, up 230 basis points from last year's rate of 41.3%. The increase in gross income rate resulted largely from an increase in initial markup (IMU). The improvement in IMU during the third quarter was as a result of higher unit retail pricing in Abercrombie & Fitch and Hollister. All three brands had IMU improvements compared to the third quarter of 2003 and are operating at similar margins.

The Company ended the third quarter of the 2004 fiscal year with inventories, at cost, down 15% per gross square foot versus the third quarter of the 2003 fiscal year. The inventory decrease reflects a shift in the timing of deliveries during the quarter coupled with stronger sales this year compared to weaker sales last year.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during the third quarter of the 2004 fiscal year were $164.6 million compared to $102.4 million during the same period in the 2003 fiscal year. For the third quarter of the 2004 fiscal year, the general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 31.6% compared to 23.0% in the third quarter of the 2003 fiscal year. The increase in rate versus the 2003 comparable period was primarily due to the following: a one-time accrual for the settlement of three related class action employment discrimination lawsuits which represented 630 basis points of the increase and higher store expenses due to an increase in aggregate payroll which represented 160 basis points of the increase. Wage levels, in all three brands, decreased compared to the third quarter of 2003. The decrease in wage levels was due to an increase in part-time hours in order to provide better customer service at the stores.

The distribution center continued to achieve record levels of productivity during the third quarter of the 2004 fiscal year. Productivity, as measured in units processed per labor hour, was 2% higher than the third quarter of the 2003 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $5.3 million for the third quarter of the 2004 fiscal year compared to $4.9 million for the third quarter of the 2003 fiscal year.

Operating Income

Operating income for the third quarter of the 2004 fiscal year decreased to $62.3 million from $81.5 million in the 2003 fiscal year third quarter, a decrease of 23.6%. The operating income rate (operating income divided by net sales) was 12.0% for the third quarter of the 2004 fiscal year compared to 18.3% for the third quarter of the 2003 fiscal year. The decrease in the operating income during the third quarter of fiscal 2004 was a result of higher general, administrative and store operating expenses during the quarter, partially offset by higher IMU resulting from higher unit retail pricing in Abercrombie & Fitch and Hollister.

Interest Income and Income Tax Expense

Third quarter net interest income was $1.6 million in 2004 compared to $757 thousand last year. The increase in net interest income was due to higher rates during the third quarter of the 2004 fiscal year when compared to the same period in the prior year. The Company continued to invest in tax-free securities. The effective tax rate for the third quarter was 37.2% compared to 38.6% for the 2003 comparable period. The reduction in rate was primarily due to the favorable settlement of state tax matters during the third quarter.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have off-balance sheet arrangements or debt obligations. The contractual obligations of the Company as of October 30, 2004, have not significantly changed from the ones disclosed in A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been changes in the ordinary course of the Company's business during the quarterly period ended October 30, 2004 in the Company's contractual obligations included within both the "operating leases" category and the "purchase obligations and other" category.

YEAR-TO-DATE RESULTS

Net Sales

Year-to-date net sales in 2004 were $1.334 billion, an increase of 16.3% over last year's net sales of $1.147 billion for the same period. The net sales increase was attributable to the net addition of 113 stores, offset by a 1% comparable store sales decrease.

Year-to-date comparable store sales by merchandise concept were as follows:
Abercrombie & Fitch comparable store sales declined 3%, abercrombie comparable stores sales declined 4% and Hollister achieved a 9% comparable store sales increase. The women's business in each brand continued to be more significant than mens. Year-to-date, womens and girls represented over 60% of the net sales for each of the brands. In Abercrombie & Fitch, womens had a mid-single digit decline in comparable store sales year-to-date, while in abercrombie, girls had a low-single digit decline. Hollister girls achieved a high-single digit comparable store sales increase on a year-to-date basis.

For the 2004 year-to-date period, sales per square foot in Hollister stores were approximately 137% of the sales per square foot of Abercrombie & Fitch stores in the same malls compared to 116% for the 2003 year-to-date period.

Direct to consumer merchandise net sales through the Company's Web sites and catalogue for the 2004 year-to-date period were $70.5 million, an increase of 42.4% over last year's net sales of $49.5 million for the comparable period. Shipping and handling revenue for the corresponding periods was $10.1 million in 2004 and $6.7 million in 2003. The direct to consumer business accounted for 6.0% of net sales compared to 4.9% for the year-to-date periods ended October 30, 2004 and November 1, 2003, respectively.

The impact of opening three RUEHL stores was immaterial to the Company's total results for the year-to-date period of the 2004 fiscal year.

Gross Income

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the e-commerce and catalogue sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Year-to-date gross income increased to $574.0 million for the 2004 fiscal year from $456.4 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the period was 43.0%, up 320 basis points from last year's rate of 39.8%. The increase was driven by improvements in IMU across all three brands due to higher average unit retail pricing, especially in Abercrombie & Fitch, which was partially offset by increased markdowns, as a percentage of net sales.

As previously mentioned, improved sourcing has been an important factor in improving IMU in all three concepts. The markdown rate was higher for the 2004 year-to-date period than the comparable period in 2003 due to the Company's strategy of clearing merchandise quickly in order to add more items to the selling floor.

General, Administrative and Store Operating Expenses

Year-to-date general, administrative and store operating expenses at the end of the third quarter of the 2004 fiscal year were $395.7 million versus $279.0 million for the same time period the previous year. The general, administrative and store operating expense rate in 2004 was 29.7% versus 24.3% in 2003. The increased rate in the 2004 year-to-date period was primarily due to higher home office and store expenses. Home office expenses increased largely due to the accrual for the settlement of three related class action employment discrimination lawsuits which represented 310 basis points, higher payroll, higher bonus accruals resulting from improved financial performance during the spring season, and expenses related to the retirement of an executive officer. Store expenses increased due to an increase in aggregate payroll. Wage levels, in all three brands, decreased compared to the comparable period last year. The decrease in wage levels was due to an increase in part-time hours in order to provide better customer service at the stores.

Costs related to the distribution center, excluding direct shipping costs related to the e-commerce and catalogue sales, included in general, administrative and store operating expenses were $14.2 million and $13.7 million for the year-to-date periods ended October 30, 2004 and November 1, 2003, respectively.

Operating Income

Year-to-date operating income for the 2004 fiscal year increased to $178.3 million from $177.4 million in the 2003 fiscal year comparable period, an increase of 1%. The operating income rate (operating income divided by net sales) was 13.3% for the 2004 year-to-date period compared to 15.5% for the comparable period in the 2003 fiscal year. The decrease was primarily due to the accrual for the settlement of three related class action employment discrimination lawsuits, partially offset by sales increases due to new stores, higher gross margin and increases in average unit retail pricing in all three brands.

Interest Income and Income Tax Expense

Year-to-date net interest income for the 2004 fiscal year was $3.9 million compared to $2.6 million for the comparable period in 2003. The increase in net interest income was due to higher rates and higher average cash balances for the year-to-date period of the 2004 fiscal year when compared to the same period of the prior year. The Company continued to invest in tax-free securities. The effective tax rate for the 2004 year-to-date period was 38.2% compared to 38.4% for the 2003 comparable period.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                      October 30,    January 31,
                                                         2004           2004
                                                      -----------   -----------
               Working capital                          $360,235      $472,653
                                                      ===========   ===========

               Capitalization:
                  Shareholders' equity                  $791,463      $871,257
                                                      ===========   ===========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $220.1 million for the thirty-nine weeks ended October 30, 2004 versus $137.4 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization and by increases in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventories and other assets and liabilities.

Accounts payable increased to support the cost of growth in the number of new stores, the declaration of the third quarter dividend payment and the timing of payments. Accrued expenses also increased for items such as higher legal accruals related to the settlement of three related class action employment discrimination lawsuits, higher payroll, accruals related to the retirement of an executive officer and accruals related to store repairs and maintenance in preparation for the holiday season.

Inventories increased as a result of preparation for the holiday season as well as growth in the store base during the first three quarters of 2004. Other assets and liabilities increased primarily as a result of an increase in accounts receivables related to expected proceeds from an insurance claim pertaining to legal expenses and an increase in supplies as a result of the growth in the store base.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process in 2004. Cash inflows from investing activities consisted of maturities of marketable securities.

Financing activities for the thirty-nine week period ended October 30, 2004, consisted of $33.2 million received in connection with stock option exercises, $35.5 million for the payment of the quarterly $0.125 dividends on March 30, 2004, June 22, 2004 and September 21, 2004, respectively, $197.9 million for the repurchase of A&F's Class A Common Stock and $8.5 million for cash overdrafts which are outstanding checks reclassified from cash to accounts payable.

During the third quarter of 2004, the Company repurchased 5.4 million shares of A&F's Class A Common Stock at an average cost of $33.47 per share for a total of $179.3 million pursuant to the July 29, 2004 A&F Board of Directors' authorization to repurchase 6 million shares of A&F's Class A Common Stock. On November 8, 2004, A&F's Board of Directors authorized the repurchase of 6 million shares of A&F's Class A Common Stock in addition to the remaining balance of the July 29, 2004 authorization.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its current Credit Agreement to support operations.

Letters of credit totaling approximately $66.8 million and $62.3 million were outstanding under the current Credit Agreement at October 30, 2004 and November 1, 2003, respectively. No loans were outstanding under the current Credit Agreement on October 30, 2004 or November 1, 2003.

The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the fourth quarter of the 2005 fiscal year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

                                                            Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                       ----------------------------     ----------------------------
                                                       October 30,      November 1,     October 30,      November 1,
                                                          2004             2003            2004             2003
                                                       -----------      -----------     -----------      -----------
Number of stores and gross square feet by brand

Abercrombie & Fitch:

  Stores at beginning of period                             359              346             357              340
    Opened                                                    6                6              11               14
    Closed                                                   (2)              --              (5)              (2)
                                                         ------           ------          ------           ------

  Stores at end of period                                   363              352             363              352
                                                         ======           ======          ======           ======

  Gross square feet
     (thousands)                                          3,191            3,128
                                                         ======           ======

abercrombie:

  Stores at beginning of period                             171              167             171              164
    Opened                                                    3                3               5                6
    Closed                                                   --               --              (2)              --
                                                         ------           ------          ------           ------

  Stores at end of period                                   174              170             174              170
                                                         ======           ======          ======           ======

  Gross square feet
     (thousands)                                            767              753
                                                         ======           ======

Hollister:

  Stores at beginning of period                             197              112             172               93
    Opened                                                   27               17              52               36
    Closed                                                   --               --              --               --
                                                         ------           ------          ------           ------

  Stores at end of period                                   224              129             224              129
                                                         ======           ======          ======           ======

  Gross square feet
     (thousands)                                          1,452              828
                                                         ======           ======

RUEHL

  Stores at beginning of period                              --               --              --               --
    Opened                                                    3               --               3               --
    Closed                                                   --               --              --               --
                                                         ------           ------          ------           ------

  Stores at end of period                                     3               --               3               --
                                                         ======           ======          ======           ======

  Gross square feet
     (thousands)                                             28               --
                                                         ======           ======

Capital Expenditures

Capital expenditures, net of construction allowances, totaled $106.0 million and $83.6 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $7.3 million and increased $24.9 million for the thirty-nine week periods ended October 30, 2004, and November 1, 2003, respectively. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

The Company anticipates spending $125.0 million to $135.0 million in the 2004 fiscal year for capital expenditures, of which $85.0 million to $95.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

The Company intends to have added approximately 700,000 gross square feet of store space in the 2004 fiscal year, which will represent a 14% increase over year-end 2003. It is anticipated that the increase will result from the addition of approximately 12 new Abercrombie & Fitch stores, 9 new abercrombie stores, 85 new Hollister stores and four RUEHL stores by the end of the 2004 fiscal year versus last year. The Company will also have remodeled approximately 15 Abercrombie & Fitch stores by the end of the 2004 fiscal year.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $625,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $541,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $597,000 per store, net of landlord allowances. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

Although the Company opened three RUEHL stores during the third quarter, it believes that the costs it has incurred to-date for the stores is not representative of the future average cost of opening a store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its current Credit Agreement to support operations.

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in Item 8 of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (see
Note 2). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

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

Inventory Valuation - Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit ("SKU") level by averaging all costs for each SKU. An initial markup ("IMU") is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. The Company further reduces inventory at season end by recording an additional markdown reserve using the retail carrying value of inventory from the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines. Additionally, inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total season.

Further, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of October 30, 2004 has not significantly changed since January 31, 2004. The Company's market risk profile as of January 31, 2004 is disclosed in "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" of A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman and Chief Executive Officer (the principal executive officer) and the Senior Vice President - Chief Financial Officer (the principal financial officer) of Abercrombie & Fitch Co. ("A&F"), A&F's management has evaluated the effectiveness of A&F's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, A&F's Chairman and Chief Executive Officer and A&F's Senior Vice President - Chief Financial Officer have concluded that:

         - information required to be disclosed by A&F in this Quarterly Report on Form 10-Q and other reports which A&F files or submits under the Exchange Act would be accumulated and communicated to A&F's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

         - information required to be disclosed by A&F in this Quarterly Report on Form 10-Q and other reports which A&F files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         - A&F's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to A&F and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of A&F, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in A&F's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F's fiscal quarter ended October 30, 2004, that have materially affected, or are reasonably likely to materially affect, A&F's internal control over financial reporting.

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

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were filed on February 10, 2003 and February 4, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003. Pursuant to a Petition for Coordination, the Solis and the Stevenson cases were coordinated by order issued November 17, 2003. Shelby Port
v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. The plaintiff filed an amended complaint on or about August 9, 2004, adding three new named plaintiffs and subsequently filed a second amended complaint on or about October 20, 2004. The defendant filed its answer to the second amended complaint on or about November 19, 2004. The plaintiffs filed a motion to certify a class of employees in the state of Washington on or about November 10, 2004. The defendant intends to oppose that motion. The Company does not believe it is feasible to predict the outcome of the legal proceedings identified in this paragraph and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

Jadii Mohme v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 18, 2003 in the Illinois Circuit Court of St. Clair County. A first amended complaint was filed in the Mohme case on September 10, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Mohme case on September 26, 2003. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. A first amended complaint was filed in the Zemany case on September 9, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." A second amended complaint was filed on November 10, 2003, adding some factual allegations. The defendant filed an answer to the second amended complaint on January 22, 2004. In Michael Gualano v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. A first amended complaint was filed in the Gualano case on September 9, 2003, to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Gualano case on or about September 24, 2003. Jadii Mohme and Holly Zemany have stayed their claims in state court and joined their claims with Michael Gualano along with four other named plaintiffs in four other states in a second amended complaint, which the defendant has answered. The parties are in the process of settling these claims. On November 17, 2004, the United States District Court for the Western District of Pennsylvania gave final approval of the settlement, and dismissal of the case with prejudice was entered. The Mohme and Zemany cases are in the process of being dismissed with prejudice pursuant to the terms of the settlement. The settlement resolves all claims of hourly employees in the states of Colorado, Connecticut, Illinois, Minnesota, New Jersey and Pennsylvania under their respective state laws and their claims under the Fair Labor Standards Act. The Company does not expect the settlement to be material to the consolidated financial statements.

A&F is aware of two actions that have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as "non-exempt" employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002 and the parties are in the process of discovery. The trial court has ordered a class of store managers in California certified for limited purposes. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The defendants filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the Southern District of Ohio on April 21, 2004. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. The defendants subsequently renewed their motion to dismiss, which is pending.

The Company does not believe it is feasible to predict the outcome of the legal proceedings described in the immediately preceding paragraph and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

A&F is aware of three actions that have been filed on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race, national origin and/or gender. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. A second amended complaint, which added two additional plaintiffs, was filed on or about January 9, 2004. The defendants filed an answer to the second amended complaint on or about January 26, 2004. A third amended complaint was filed June on 10, 2004, restating the original claims and adding two individual, but not class, claims of gender discrimination. The defendants filed an answer on or about June 21, 2004. On November 8, 2004, the plaintiffs filed a fourth amended complaint, adding an additional plaintiff and claims on behalf of those who asserted they were discriminated against in hiring and employment decisions as managers due to their race and/or national origin. On November 11, 2004, the defendants answered the fourth amended complaint. Two other class action employment discrimination lawsuits have been filed in the United States District Court for the Northern District of California, both on November 8, 2004. In Elizabeth West, et al. v. Abercrombie & Fitch Stores, Inc., et al., the plaintiffs allege gender (female) discrimination in hiring or employment decisions and seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the "EEOC") and alleges race, ethnicity and gender (female) discrimination in hiring or employment decisions. The EEOC complaint seeks injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provide that the Company will set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys' fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the thirteen weeks ended October 30, 2004. This is in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the Gonzalez case. As part of the consent decree, the Company also agreed to implement a series of programs and initiatives that are designed to achieve greater diversity throughout its stores. The preliminary approval order was signed by Judge Susan Illston of the United States District Court for the Northern District of California on November 16, 2004, and that order scheduled a final fairness and approval hearing for April 14, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended October 30, 2004:

                                                                Total Number of         Maximum Number of
                                                Average       Shares Purchased as      Shares that May Yet
                            Total Number       Price Paid       Part of Publicly      be Purchased under the
                              of Shares           per          Announced Plans or       Plans or Programs
          Period              Purchased          Share              Programs              (1), (2)
                            ------------      -----------     -------------------     ----------------------
August 1 through             1,220,000         $   29.17            1,220,000                4,385,000
August 28, 2004
August 29 through
 October 2, 2004             1,766,500         $   32.27            1,766,500                2,618,500
October 3 through
 October 30, 2004            2,370,000         $   36.56            2,370,000                  643,500
                             ---------         ---------            ---------                ---------
Total                        5,356,500         $   33.47            5,356,500                  643,500
                             =========         =========            =========                =========

(1) The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F's publicly announced stock purchase authorizations. On July 29, 2004, A&F announced the authorization of the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

(2) On November 9, 2004, A&F announced that the Board of Directors had authorized the extension of A&F's stock repurchase program to permit the repurchase of an additional 6,000,000 shares of A&F Class A Common Stock. This authorization in not reflected in the numbers in this column.

                                     Part II

Item 5. Other Information.

1. Form of Restricted Shares Award Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004 -- Attached as Exhibit 10.11 is the form of award agreement that A&F has previously entered into and delivered to grantees of restricted shares under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan. Grantees have included executive officers of A&F.

2. Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004 -- Attached as Exhibit 10.12 is the new form of award agreement to be entered into by A&F in respect of restricted shares to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan which do not require the satisfaction of performance goals to be earned. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form. Grantees may include executive officers of A&F other than Michael S. Jeffries.

3. Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004 - Attached as
      Exhibit 10.13 is the new form of award agreement to be entered into by A&F in respect of restricted shares to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan which require the satisfaction of performance goals to be earned. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form. Grantees may include executive officers of A&F other than Michael S. Jeffries.

4. Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004 -- Attached as
      Exhibit 10.14 is the form of stock option agreement that A&F has previously entered into and delivered to grantees of nonstatutory stock options under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan. Grantees have included executive officers of A&F.

5. Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004 -- Attached as Exhibit
      10.15 is the new form of stock option agreement to be entered into by A&F in respect of nonstatutory stock options granted and to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and

      Performance Incentive Plan. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form other than the one made to Thomas D. Mendenhall, an executive officer of A&F, on November 29, 2004. Future grantees will include executive officers of A&F.

6. Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors -- Attached as Exhibit 10.16 is the form of stock option agreement that A&F has previously entered into and delivered to grantees of nonstatutory stock options under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors. Grantees have included non-employee directors of A&F. No further grants of nonstatutory stock options may be made under this Plan.

7. Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004 -- Attached as Exhibit 10.17 is the form of award agreement that A&F has previously entered into and delivered to grantees of restricted shares under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. Grantees have included executive officers of A&F.

8. Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 -- Attached as
      Exhibit 10.18 is the new form of award agreement to be entered into by A&F in respect of restricted shares granted and to be granted under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form other than the one made to Thomas D. Mendenhall, an executive officer of A&F, on November 29, 2004. Future grantees may include executive officers of A&F other than Michael S. Jeffries.

9. Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to
      November 28, 2004 -- Attached as Exhibit 10.19 is the form of stock option agreement that A&F has previously entered into and delivered to grantees of nonstatutory stock options under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. Grantees have included executive officers of A&F.

10. Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 -- Attached as Exhibit 10.20 is the new form of award agreement for nonstatutory stock options to be granted under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form. Grantees will include executive officers of A&F.

11. Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004 -- Attached as Exhibit 10.21 is the form of stock option agreement that A&F has previously entered into and delivered to grantees of nonstatutory stock options under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors. Grantees have included non-employee directors of A&F.

12. Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004 -- Attached as Exhibit 10.22 is the new form of stock option agreement for nonstatutory stock options to be granted under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q, no grants have been evidenced by this new form. Grantees will include non-employee directors of A&F.

Item 6. EXHIBITS

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

               10.11 Form of Restricted Shares Award Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004

               10.12 Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004

               10.13 Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004

               10.14 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004

               10.15 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan November 28, 2004

               10.16 Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors

               10.17 Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004

               10.18 Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004

               10.19 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004

               10.20 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004

               10.21 Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004

               10.22 Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004


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


                               ABERCROMBIE & FITCH CO.

Date: December 9, 2004         By   /s/ Susan J. Riley
                                    -------------------------------------------
                               Susan J. Riley,
                               Senior Vice President - Chief Financial Officer

* Ms. Riley has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX



Exhibit No.       Document
-----------       -------------------------------------------------

   10.11          Form of Restricted Shares Award Agreement under the 1998
                  Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004

   10.12          Form of Restricted Shares Award Agreement (No
                  Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance
                  Incentive Plan after November 28, 2004

   10.13          Form of Restricted Shares Award Agreement (Performance-Based
                  Goals) under the 1998 Restatement of the Abercrombie & Fitch
                  Co. 1996 Stock Option and Performance Incentive Plan after
                  November 28, 2004

   10.14 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996
                  Stock Option and Performance Incentive Plan prior to November
                  28, 2004

   10.15 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996
                  Stock Option and Performance Incentive Plan November 28, 2004

   10.16 Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate
                  Directors

   10.17          Form of Restricted Shares Award Agreement under the
                  Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004

   10.18          Form of Restricted Shares Award Agreement under the
                  Abercrombie & Fitch Co. 2002 Stock Plan for Associates after
                  November 28, 2004

   10.19 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for
                  Associates prior to November 28, 2004

   10.20 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for
                  Associates after November 28, 2004

   10.21          Form of Stock Option Agreement under the Abercrombie & Fitch
                  Co. 2003 Stock Plan for Non-Associate Directors prior to
                  November 28, 2004

   10.22          Form of Stock Option Agreement under the Abercrombie & Fitch
                  Co. 2003 Stock Plan for Non-Associate Directors after November
                  28, 2004

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