Form 10-K/A
period 2004-01-31
ABERCROMBIE & FITCH CO /DE/
filed 2005-04-12
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 31-1469076
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6301 Fitch Path, New Albany, Ohio                             43054
----------------------------------------                    ----------
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

Series A Participating Cumulative Preferred     New York Stock Exchange, Inc.
  Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the registrant's Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant as of August 1, 2003: $3,050,347,857.

Number of shares outstanding of the registrant's common stock as of March 26, 2004: 94,445,669 shares of Class A Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into
Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A ("Form 10-K/A") is being filed in order to correct the previously issued historical consolidated financial statements of Abercrombie & Fitch Co. (the "Company") as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, initially filed with the Securities and Exchange Commission (the "SEC") on April 14, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion and a summary of the effect of these changes on the Company's consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

This Form 10-K/A amends and restates only Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended January 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-K/A, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of January 31, 2004 and February 1, 2003. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the periods ended January 31, 2004, February 1, 2003 and February 2, 2002, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2:
"Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion on the effects of the change in classification.

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

A&F's Web site is www.abercrombie.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate A&F's Web site into this Annual Report on Form 10-K/A). A&F makes available free of charge, on or through its Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

The Company launched abercrombie, which targets 7 to 14 year-old boys and girls, in 1998. These stores offer fashion-oriented casual apparel in the tradition of Abercrombie & Fitch style and quality. A lifestyle web-based store located at www.abercrombiekids.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form 10-K/A) was introduced in 2000, where products comparable to those carried at abercrombie stores can be purchased on-line.

The Hollister brand was launched in 2000. Hollister is a West Coast oriented lifestyle brand targeted at 14 to 17-year-old high school guys and girls, at lower price points than Abercrombie & Fitch. Hollister has established a lifestyle Web site at www.hollisterco.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Web site into this Annual Report on Form 10-K/A) and since back-to-school 2003, products comparable to those carried at Hollister stores can be purchased on-line.

The Company recently announced plans for a new lifestyle brand that will target an older customer than its current brands and expects to open four test stores in August 2004.

At the end of fiscal year 2003, the Company operated 700 stores. The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal    Beginning                          End
 Year      of Year     Opened    Closed    of Year
------    ---------    ------    ------    -------
1999         196          54       -         250

2000         250         104       -         354

2001         354         138      (1)        491

2002         491         112      (6)        597

2003         597         107      (4)        700

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

Other Information.

Additional information about the Company's business, including its revenues and profits for the last three fiscal years, plus gross square footage is set forth under the caption "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K/A.

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

RISK FACTORS.

The following risk factors should be read in connection with evaluating the Company's business and the forward-looking statements contained in this Annual Report on Form 10-K/A. Any of the following risks could have a material adverse effect on the Company's business.

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

Susan J. Riley, 45, was named Senior Vice President-Chief Financial Officer of A&F in February 2004. Prior thereto, Ms. Riley held the position of Chief Financial Officer at The Mount Sinai Medical Center in New York from August 2002 to November 2003, at The Dial Corporation, a consumer products company, from August 1997 to August 2000 and at Tambrands Inc, a personal care products company, from December 1995 to July 1997. Prior to becoming Chief Financial Officer, Ms. Riley served in a variety of financial positions of increasing responsibility from 1987 to 1995. Her background also includes experience as Vice President and Treasurer of Colgate-Palmolive Company, a consumer products company, where she served from January 2001 to August 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F's Class A Common Stock is traded on the New York Stock Exchange under the symbol "ANF." The following is a summary of the high and low sales prices of A&F's Class A Common Stock as reported on the New York Stock Exchange for the 2003 and 2002 fiscal years:

                           Sales Price
                       --------------------
                         High         Low
                       --------    --------
2003 Fiscal Year

  4th Quarter          $  29.82    $  23.49
  3rd Quarter          $  31.47    $  26.77
  2nd Quarter          $  32.80    $  26.14
  1st Quarter          $  33.11    $  26.98

2002 Fiscal Year

  4th Quarter          $  27.90    $  17.76
  3rd Quarter          $  25.18    $  15.57
  2nd Quarter          $  33.00    $  20.51
  1st Quarter          $  33.30    $  23.04

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

                                                         Total Number of
                                Total                    Shares Purchased       Maximum Number
                              Number of    Average     as Part of Publicly    of Shares that May
                                Shares    Price Paid        Announced          Yet be Purchased
          Period              Purchased   per Share          Program         under the Program(1)
---------------------------   ---------   ----------   -------------------   --------------------
November 2 through 29, 2003           -   $        -                -             2,459,000
November 30, 2003 through
  January 3, 2004                     -   $        -                -             2,459,000
January 4 through 31, 2004    1,860,000   $    25.21        1,860,000               599,000
                              ---------   ----------        ---------             ---------
Total                         1,860,000   $    25.21        1,860,000               599,000
                              ---------   ----------        ---------             ---------

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

ITEM 6.     SELECTED FINANCIAL DATA.

(Thousands except per share and per square foot amounts, ratios and store and associate data)

The following selected financial data have been restated to reflect adjustments to the original Form 10-K that are further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

FISCAL YEAR                               2003           2002           2001           2000*          1999
-----------------------------------    ----------     ----------     ----------     ----------     ----------
                                                                    (Restated)
SUMMARY OF OPERATIONS

Net Sales                              $1,707,810     $1,595,757     $1,364,853     $1,237,604     $1,030,858
Gross Income                           $  716,944     $  655,747     $  554,580     $  507,241     $  448,022
Operating Income                       $  331,180     $  312,315     $  268,004     $  251,518     $  239,703
Operating Income as a
  Percentage of Net Sales                    19.4%          19.6%          19.6%          20.3%          23.3%
Net Income                             $  204,830     $  194,754     $  166,600     $  156,853     $  148,188
Net Income as a Percentage
  of Net Sales                               12.0%          12.2%          12.2%          12.7%          14.4%

PER SHARE RESULTS (1)
Net Income Per Basic Share             $     2.12     $     1.98     $     1.68     $     1.57     $     1.44
Net Income
  Per Diluted Share                    $     2.06     $     1.94     $     1.62     $     1.54     $     1.38
Weighted Average Diluted
  Shares Outstanding                       99,580        100,631        102,524        102,156        107,641

OTHER FINANCIAL INFORMATION
Total Assets                           $1,383,229     $1,173,074     $  916,485     $  692,555     $  529,885
Return on Average Assets                       16%            19%            21%            26%            33%
Capital Expenditures                   $  159,777     $  145,662     $  171,673     $  194,604     $   87,364
Long-Term Debt                                  -              -              -              -              -
Shareholders' Equity                   $  857,765     $  736,307     $  582,395     $  411,733     $  301,410
Return on Average
  Shareholders' Equity                         26%            30%            34%            44%            62%
Comparable Store Sales
  Increase (Decrease)                          (9%)           (5%)           (9%)           (7%)           10%
Retail Sales Per Average
  Gross Square Foot                    $      345     $      379     $      401     $      474     $      505

STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                   700            597            491            354            250
Gross Square Feet                       5,021,000      4,358,000      3,673,000      2,849,000      2,174,000
Number of Associates                       30,200         22,000         16,700         13,900         11,300

* Fifty-three week fiscal year

(1) Per share amounts have been restated to reflect the two-for-one stock split on A&F's Class A Common Stock, distributed on June 15, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's fiscal 2003 consolidated financial statements, the Company reviewed its accounting practices with respect to leasing transactions and determined that its then-current method of accounting for construction allowances was not in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and its then-current method of accounting for rent holidays was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." As a result, the Company restated its consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002; and its consolidated financial statements as of and for the interim periods ended October 30, 2004, July 31, 2004, May 1, 2004, November 1, 2003, August 2, 2003 and May 3, 2003.

Historically, the Company's consolidated balance sheets have reflected the unamortized portion of construction allowances received from landlords of properties leased by the Company for its stores as a reduction of property and equipment instead of as a deferred lease credit. Excluding tax impacts, the effect of the revised accounting for construction allowances requires the Company to increase property and equipment and establish a corresponding deferred lease credit. Further, historically, the Company's consolidated statements of cash flows have reflected construction allowances as a reduction of capital expenditures within investing activities rather than as an increase in deferred lease credits within operating activities. The impact of the revised accounting is to increase both net cash provided by operating activities and net cash used for investing activities by equal amounts.

In addition, the Company has historically recognized the straight line rent expense for leases beginning on the commencement date of the lease rather than on the date the Company takes possession. This approach had the effect of excluding the build-out period of the Company's stores from the calculation of the period over which it expenses rent. The build-out period is generally three to four months prior to store opening date. Excluding tax impacts, the effect of the revised accounting for rent holidays requires the Company to increase accrued expenses and adjust retained earnings on the consolidated balance sheets, as well as correct amortization in cost of goods sold, occupancy and buying costs in the consolidated statements of income.

The cumulative effect of these accounting changes is a reduction of retained earnings of $11.0 million as of the beginning of fiscal 2001 and decreases to retained earnings of $2.1 million, $181 thousand and $272 thousand as of the end of the fiscal years 2001, 2002 and 2003, respectively.

See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for a summary of the effect of these changes on the Company's consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. The accompanying Management's Discussion and Analysis gives effect to these corrections.

In addition, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of January 31, 2004 and February 1, 2003. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the periods ended January 31, 2004, February 1, 2003 and February 2, 2002, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion on the effects of the change in classification.

RESULTS OF OPERATIONS

Net sales for the fourth quarter of the 2003 fiscal year were $560.4 million, an increase of 5% from $534.5 million for the fourth quarter of the 2002 fiscal year. Operating income for the fourth quarter of the 2003 fiscal year was $154.8 million compared to $150.8 million in the 2002 fiscal year. Net income increased to $94.6 million in the fourth quarter of fiscal 2003 as compared to $93.5 million in the 2002 fiscal year. Net income per diluted share for the fourth quarter of the 2003 fiscal year was $.97, up 3% from $.94 in the 2002 fiscal year.

Net sales for the 2003 fiscal year were $1.7 billion, an increase of 7% over the 2002 fiscal year net sales of $1.6 billion. Operating income for the 2003 fiscal year increased 6% to $331.2 million from $312.3 million for the 2002 fiscal year. Net income per diluted share was $2.06 for the 2003 fiscal year compared to $1.94 in the 2002 fiscal year, an increase of 6%.

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

The following data represent the Company's consolidated statements of income for the last three fiscal years, expressed as a percentage of net sales:

                                           2003       2002       2001
                                          ------     ------     ------
NET SALES                                 100.0%     100.0%     100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                            58.0       58.9       59.4
                                          -----      -----      -----

GROSS INCOME                               42.0       41.1       40.6
General, Administrative and Store
   Operating Expenses                      22.6       21.5       21.0
                                          -----      -----      -----

OPERATING INCOME                           19.4       19.6       19.6
Interest Income, Net                       (0.2)      (0.2)      (0.4)
                                          -----      -----      -----

INCOME BEFORE INCOME TAXES                 19.6       19.8       20.0
Provision for Income Taxes                  7.6        7.6        7.8
                                          -----      -----      -----

NET INCOME                                 12.0       12.2       12.2
                                          =====      =====      =====

FINANCIAL SUMMARY

The following summarized financial data compares the 2003 fiscal year to the comparable periods for 2002 and 2001:

                                                                                                  Change
                                                                                          ---------------------
                                                           2003       2002       2001     2002-2003   2001-2002
                                                         --------   --------   --------   ---------   ---------
Net sales (millions)                                     $1,708     $1,596     $1,365         7%          17%

Decrease in comparable store sales                           (9)%       (5)%       (9)%

Retail sales increase attributable to new and
remodeled stores, magazine, catalogue and Web sites          16%        22%        19%

Retail sales per average gross square foot               $  345     $  379     $  401        (9)%        (5)%

Retail sales per average store (thousands)               $2,494     $2,797     $3,095       (11)%       (10)%

Average store size at year-end (gross square feet)        7,173      7,300      7,480        (2)%        (2)%

Gross square feet at year-end (thousands)                 5,021      4,358      3,673        15%         19%

Number of stores and gross square feet by concept:

Abercrombie & Fitch:

Stores at beginning of period                               340        309        265
   Opened                                                    19         33         45
   Closed                                                    (2)        (2)        (1)
                                                         ------     ------     ------

Stores at end of period                                     357        340        309
                                                         ======     ======     ======

Gross square feet (thousands)                             3,154      3,036      2,798
                                                         ======     ======     ======

abercrombie:

Stores at beginning of period                               164        148         84
   Opened                                                     9         19         64
   Closed                                                    (2)        (3)         -
                                                         ------     ------     ------

Stores at end of period                                     171        164        148
                                                         ======     ======     ======

Gross square feet (thousands)                               753        727        662
                                                         ======     ======     ======

Hollister:

Stores at beginning of period                                93         34          5
   Opened                                                    79         60         29
   Closed                                                     -         (1)         -
                                                         ------     ------     ------

Stores at end of period                                     172         93         34
                                                         ======     ======     ======

Gross square feet (thousands)                             1,114        595        213
                                                         ======     ======     ======

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

Fourth Quarter 2003

Gross income for the fourth quarter of the 2003 fiscal year was $261.5 million compared to $244.2 million in the 2002 fiscal year. The gross income rate (gross income divided by net sales) for the fourth quarter of the 2003 fiscal year was 46.7%, up 100 basis points from last year's rate of 45.7%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate and an increase in buying and occupancy costs as a percent of net sales.

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

Fiscal 2003

For the 2003 fiscal year, gross income increased to $716.9 million from $655.7 million in the 2002 fiscal year. The gross income rate in the 2003 fiscal year was 42.0% versus 41.1% in the 2002 fiscal year. The increase was driven by improvements in IMU that were partially offset by increased buying and occupancy costs as a percentage of net sales.

Buying and occupancy costs increased over last year, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store.

Fourth Quarter 2002

Gross income for the fourth quarter of the 2002 fiscal year was $244.2 million compared to $208.3 million in the same period in the 2001 fiscal year. The gross income rate for the fourth quarter of the 2002 fiscal year was 45.7%, up 110 basis points from the 2001 fiscal year rate of 44.6%. The increase in the gross income rate resulted largely from an increase in IMU, partially offset by an increase in buying and occupancy costs, as a percent of net sales.

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

Fiscal 2002

Gross income for the 2002 fiscal year was $655.7 million compared to $554.6 million in the 2001 fiscal year. The gross income rate was 41.1% in the 2002 fiscal year versus 40.6% in the 2001 fiscal year. The increase was driven by improvements in IMU that were almost fully offset by increased buying and occupancy costs, as a percentage of net sales.

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

OPERATING INCOME

Fourth Quarter 2003

Operating income for the fourth quarter of the 2003 fiscal year increased to $154.8 million from $150.8 million in the 2002 fiscal year fourth quarter. The operating income rate (operating income divided by net sales) was 27.6% for the fourth quarter of the 2003 fiscal year compared to 28.2% for the fourth quarter of the 2002 fiscal year. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, reduced the operating income rate in the current year's fourth quarter. This decline was partially offset by higher merchandise margins during the quarter.

Fiscal 2003

For the 2003 fiscal year, operating income was $331.2 million compared to $312.3 million for the 2002 fiscal year. The operating income rate for the 2003 fiscal year was 19.4% versus 19.6% in the 2002 fiscal year. The decline was attributable to a higher general, administrative and store operating expense rate due to the inability to leverage fixed costs on a comp store decrease. The increased expense rate was partially offset by a gross income rate increase.

Fourth Quarter 2002 and Fiscal 2002

Operating income for the fourth quarter of the 2002 fiscal year increased to $150.8 million from $128.4 million during the same period in the 2001 fiscal year. The operating income rate was 28.2% for the fourth quarter of the 2002 fiscal year compared to 27.5% for the fourth quarter in the 2001 fiscal year. The increase in the operating income rate was due to a higher gross income rate partially offset by a higher general, administrative and store operating expense rate.

In the 2002 fiscal year, operating income was $312.3 million compared to $268.0 million in the 2001 fiscal year. The operating income rate was 19.6% for each period.

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

                                   2003           2002           2001
                                 --------       --------       --------
Working capital                  $441,583       $357,585       $218,940
                                 ========       ========       ========

Capitalization:
  Shareholders' equity           $857,765       $736,307       $582,395
                                 ========       ========       ========

The Company considers the following to be measures of liquidity and capital resources:

                                                  2003           2002           2001
                                                --------       --------       --------
Current ratio (current assets divided
by current liabilities)                             2.42           2.32           2.04
                                                ========       ========       ========

Net cash provided by operating
activities (in thousands)                       $342,545       $345,832       $278,360
                                                ========       ========       ========

The decrease in cash provided by operating activities in the 2003 fiscal year from the 2002 fiscal year was primarily driven by an increase in inventories not offset by commensurate increases in net income, lessor construction allowances, accounts payable and accrued expenses. Inventories increased from the net addition of 103 stores representing an increase of 663,000 gross square feet in 2003. Inventories at fiscal year-end were 3% higher on a gross square foot basis than at the end of the 2002 fiscal year.

The increase in cash from operating activities from the 2002 fiscal year from the 2001 fiscal year was primarily from increases in lessor construction allowances, accounts payable and accrued expenses, and income taxes payable. Accounts payable increased in the 2002 fiscal year due to both the increased level of inventory and timing of payments. Accrued expenses increased in the 2002 fiscal year primarily due to higher store expenses, consistent with the increase in store openings. The increase in income taxes payable was driven by higher pre-tax income and timing of payments.

The Company's operations are seasonal in nature and typically peak during the back-to-school and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows during the 2003 fiscal year related to investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related to new stores (net of construction allowances) with approximately $35 million invested in the completion of the home office expansion, improvements in the distribution center and information technology expenditures for a new point-of-sale system. This system was completely rolled-out to all stores during the third quarter of the 2003 fiscal year. Cash outflows during the 2003 fiscal year also related to purchases of marketable securities. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of January 31, 2004, the Company held $464.7 million of marketable securities with original maturities of greater than 90 days.

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

Effective November 14, 2002, the Company entered into a new $250 million syndicated unsecured credit agreement (the "Credit Agreement"), which replaced both the then existing $150 million syndicated unsecured credit agreement and a $75 million trade letter of credit facility. Additional details regarding the Credit Agreement can be found in the Notes to Consolidated Financial Statements (see Note 9).

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company does not have any off-balance sheet arrangements or debt obligations. As of January 31, 2004, the Company's contractual obligations were as follows:

                                                         Payments due by period (thousands)
                                                ----------------------------------------------------
                                                Less than 1                              More than 5
   Contractual Obligations          Total          year        1-3 years    3-5 years      years
------------------------------    ----------    -----------    ---------    ---------    -----------
Operating Leases                  $1,002,720      $141,338     $ 278,417    $ 232,628     $350,337
Purchase Obligations and Other       143,600       143,600             -            -            -
                                  ----------      --------     ---------    ---------     --------
Total                             $1,146,320      $284,938     $ 278,417    $ 232,628     $350,337
                                  ==========      ========     =========    =========     ========

The majority of the Company's contractual obligations are made up of operating leases for its stores (see Note 6 of the Notes to Consolidated Financial Statements). The purchase obligations and other category represents purchase orders for merchandise to be delivered during Spring 2004, preventive maintenance contracts for the 2004 fiscal year and letters of credit outstanding as of January 31, 2004 (see Note 9 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET

Store count and gross square footage by concept were as follows:

                                  January 31, 2004                February 1, 2003
                            -----------------------------    -----------------------------
                             Number        Gross Square       Number        Gross Square
                            of Stores    Feet (thousands)    of Stores    Feet (thousands)
                            ---------    ----------------    ---------    ----------------
Abercrombie & Fitch            357            3,154             340            3,036
abercrombie                    171              753             164              727
Hollister                      172            1,114              93              595
                               ---            -----             ---            -----
Total                          700            5,021             597            4,358
                               ===            =====             ===            =====

CAPITAL EXPENDITURES AND LANDLORD CONSTRUCTION ALLOWANCES

Capital expenditures totaled $159.8 million, $145.7 million and $171.7 million for the 2003, 2002 and 2001 fiscal years, respectively. Additionally, the non-cash accrual for construction in progress increased $18.6 million in the 2003 fiscal year, decreased $12.7 million in the 2002 fiscal year and increased $1.0 million the 2001 fiscal year. Capital expenditures in the 2003 fiscal year related primarily to new store construction in addition to approximately $35.0 million of the total capital expenditures invested in the home office expansion, distribution center projects and a new point-of-sale system. Capital expenditures in the 2002 fiscal year related primarily to new store construction with approximately $20.0 million invested in information technology and distribution center projects. Capital expenditures in the 2001 fiscal year related primarily to new store construction. Approximately $17.0 million of the total capital expenditure in the 2001 fiscal year related to the construction of a new office and distribution center. The office and distribution center were completed in the 2001 fiscal year.

Construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $60.6 million, $52.7 million and $45.2 million in construction allowances during the 2003, 2002 and 2001 fiscal years, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which reduces rent expense in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases".

The Company anticipates spending $175.0 million to $185.0 million in the 2004 fiscal year for capital expenditures, of which $135.0 million to $145.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

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

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $550,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $450,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $115,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $590,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $215,000 per store.

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

The Company's significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 3). The Company believes that the following policies are most critical to the portrayal of the Company's financial condition and results of operations.

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement). Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of the 2003 fiscal year and have been adopted by the Company (see Note 3 of the Notes to Consolidated Financial Statements).

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K/A or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 , in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Annual Report on Form 10-K/A or otherwise made by management:

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

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K/A will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade auction rate securities classified as available-for-sale. These securities are consistent with the investment objectives contained within the investment policy established by the Company's Board of Directors. The basic objectives are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield. Despite the long-term maturity of auction rate securities, from the investor's perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset at predetermined periods ranging from 7 to 49 days. Failed auctions occur rarely. As of January 31, 2004, the Company held $464.7 million in auction rate securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

                                                     2003          2002           2001
                                                  -----------   -----------   -----------
                                                            (Restated, See Note 2)
NET SALES                                         $ 1,707,810   $ 1,595,757   $ 1,364,853

  Cost of Goods Sold, Occupancy and Buying Costs      990,866       940,010       810,273
                                                  -----------   -----------   -----------
GROSS INCOME                                          716,944       655,747       554,580

  General, Administrative and Store Operating
  Expenses                                            385,764       343,432       286,576
                                                  -----------   -----------   -----------
OPERATING INCOME                                      331,180       312,315       268,004

  Interest Income, Net                                 (3,708)       (3,768)       (5,064)
                                                  -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                            334,888       316,083       273,068

  Provision for Income Taxes                          130,058       121,329       106,468
                                                  -----------   -----------   -----------
NET INCOME                                        $   204,830   $   194,754   $   166,600
                                                  ===========   ===========   ===========

NET INCOME PER SHARE:
   BASIC                                          $      2.12   $      1.98   $      1.68
                                                  ===========   ===========   ===========
   DILUTED                                        $      2.06   $      1.94   $      1.62
                                                  -----------   -----------   -----------
WEIGHTED-AVERAGE SHARES OUTSTANDING:

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS

(Thousands)

                                                                  January 31,   February 1,
                                                                     2004          2003
                                                                  -----------   -----------
                                                                    (Restated, See Note 2)
ASSETS

CURRENT ASSETS:
   Cash and Equivalents                                           $    56,373   $    43,355
   Marketable Securities                                              464,700       386,708
   Receivables                                                          7,197        10,572
   Inventories                                                        170,703       143,306
   Store Supplies                                                      29,993        25,671
   Other                                                               23,689        19,770
                                                                  -----------   -----------
TOTAL CURRENT ASSETS                                                  752,655       629,382

PROPERTY AND EQUIPMENT, NET                                           630,022       542,967

OTHER ASSETS                                                              552           725
                                                                  -----------   -----------
TOTAL ASSETS                                                      $ 1,383,229   $ 1,173,074
                                                                  ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Outstanding Checks                        $    91,364   $    79,291
   Accrued Expenses                                                   163,389       142,390
   Deferred Lease Credits                                              26,627        21,319
   Income Taxes Payable                                                29,692        28,797
                                                                  -----------   -----------
TOTAL CURRENT LIABILITIES                                             311,072       271,797

DEFERRED INCOME TAXES                                                  31,236        24,050

LONG-TERM DEFERRED LEASE CREDITS                                      154,768       127,876

OTHER LONG-TERM LIABILITIES                                            28,388        13,044

SHAREHOLDERS' EQUITY:
   Class A Common Stock - $.01 par value: 150,000,000 shares
       authorized, 94,607,499 and 97,268,877 shares outstanding
       at January 31, 2004 and February 1, 2003, respectively           1,033         1,033
   Paid-In Capital                                                    139,139       142,577
   Retained Earnings                                                  906,085       701,255
                                                                  -----------   -----------
                                                                    1,046,257       844,865
      Less:  Treasury Stock, at Average Cost                         (188,492)     (108,558)
                                                                  -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                            857,765       736,307
                                                                  -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,383,229   $ 1,173,074
                                                                  ===========   ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Thousands)

                                              Common Stock                                  Treasury Stock
                                           ----------------------                         -------------------
                                                                                                                  Total
                                             Shares                Paid-In     Retained           At Average   Shareholders'
                                           Outstanding  Par Value  Capital     Earnings   Shares     Cost         Equity
                                           -----------  ---------  ---------  ----------  ------  -----------  -------------
Balance, February 3, 2001 (as
restated, see Note 2)                        98,796     $   1,033  $ 136,490  $  339,901   4,504  $   (65,691) $     411,733

Purchase of Treasury Stock                     (600)            -          -           -     600      (11,069)       (11,069)

Net Income (as restated, see Note 2)              -             -          -     166,600       -            -        166,600

Tax Benefit from Exercise of Stock
Options and Vesting of Restricted
Stock                                             -             -      5,056           -       -            -          5,056

Stock Options, Restricted Stock and
Other                                           677             -       (152)          -    (678)      10,227         10,075
                                           --------     ---------  ---------  ----------  ------  -----------  -------------
Balance, February 2, 2002 (as
restated, see Note 2)                        98,873     $   1,033  $ 141,394  $  506,501   4,426  $   (66,533) $     582,395

Purchase of Treasury Stock                   (1,850)            -          -           -   1,850      (42,691)       (42,691)

Net Income (as restated, see Note 2)              -             -          -     194,754       -            -        194,754

Tax Benefit from Exercise of Stock
Options and Vesting of Restricted
Stock                                             -             -        164           -       -            -            164

Stock Options, Restricted Stock and
Other                                           246             -      1,019           -    (245)         666          1,685
                                           --------     ---------  ---------  ----------  ------  -----------  -------------
Balance, February 1, 2003 (as
restated, see Note 2)                        97,269     $   1,033  $ 142,577  $  701,255   6,031  $  (108,558) $     736,307

Purchase of Treasury Stock                   (4,401)            -          -           -   4,401     (115,670)      (115,670)

Net Income (as restated, see Note 2)              -             -          -     204,830       -            -        204,830

Tax Benefit from Exercise of Stock
Options and Vesting of Restricted
Stock                                             -             -      9,505           -       -            -          9,505

Stock Options, Restricted Stock and
Other                                         1,739             -    (12,943)          -  (1,740)      35,736         22,793
                                           --------     ---------  ---------  ----------  ------  -----------  -------------
Balance, January 31, 2004 (as
restated, see Note 2)                        94,607     $   1,033  $ 139,139  $  906,085   8,692  $  (188,492) $     857,765
                                           ========     =========  =========  ==========  ======  ===========  =============

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                               ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

                                                             2003        2002        2001
                                                          ----------   ----------  ---------
                                                                (Restated, See Note 2)
OPERATING ACTIVITIES:
    Net Income                                            $  204,830   $  194,754  $ 166,600

    Impact of Other Operating Activities on Cash Flows:
       Depreciation and Amortization                          89,539       75,951     55,479
       Amortization of Deferred Lease Credits                (24,774)     (21,061)   (15,406)
       Non-cash Charge for Deferred Compensation               5,310        2,295      3,936
       Deferred Taxes                                          7,126       21,092     (5,231)
       Non-Cash Charge for Asset Impairment                        -        1,251          -
       Lessor Construction Allowances                         60,649       52,686     45,158
    Changes in Assets and Liabilities:
        Inventories                                          (27,397)     (34,430)    11,734
        Accounts Payable and Accrued Expenses                  8,054       43,301     10,195
        Income Taxes                                          10,459       17,022     17,636
        Other Assets and Liabilities                           8,749       (7,029)   (11,741)
                                                          ----------   ----------  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    342,545      345,832    278,360
                                                          ----------   ----------  ---------
INVESTING ACTIVITIES:
    Capital Expenditures                                    (159,777)    (145,662)  (171,673)
    Purchases of Marketable Securities                    (3,849,077)  (2,729,271)   (85,021)
    Proceeds from Sale of Marketable Securities            3,771,085    2,418,661      8,923
    Collection (Issuances) of Notes Receivable                     -        4,954       (454)
                                                          ----------   ----------  ---------

NET CASH USED FOR INVESTING ACTIVITIES                      (237,769)    (451,318)  (248,225)
                                                          ----------   ----------  ---------
FINANCING ACTIVITIES:
    Change in Outstanding Checks                               4,145        4,047      6,765
    Purchases of Treasury Stock                             (115,670)     (42,691)   (11,069)
    Stock Option Exercises and Other                          19,767         (282)     6,139
                                                          ----------   ----------  ---------

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES         (91,758)     (38,926)     1,835
                                                          ----------   ----------  ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               13,018     (144,412)    31,970
    Cash and Equivalents, Beginning of Year                   43,355      187,767    155,797
                                                          ----------   ----------  ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $   56,373   $   43,355  $ 187,767
                                                          ==========   ==========  =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
    Accrual for Construction in Progress                  $   31,269   $   12,680  $  25,338
                                                          ==========   ==========  =========

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

2.    RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's fiscal 2003 consolidated financial statements, the Company reviewed its accounting practices with respect to leasing transactions and determined that its then-current method of accounting for construction allowances was not in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and its then-current method of accounting for rent holidays was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." As a result, the Company restated its consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002; and its consolidated financial statements as of and for the interim periods ended October 30, 2004, July 31, 2004, May 1, 2004, November 1, 2003, August 2,
      2003 and May 3, 2003.

      Historically, the Company's consolidated balance sheets have reflected the unamortized portion of construction allowances received from landlords of properties leased by the Company for its stores as a reduction of property and equipment instead of as a deferred lease credit. Excluding tax impacts, the effect of the revised accounting for construction allowances requires the Company to increase property and equipment and establish a corresponding deferred lease credit. Further, historically, the Company's consolidated statements of cash flows have reflected construction allowances as a reduction of capital expenditures within investing activities rather than as an increase in deferred lease credits within operating activities. The impact of the revised accounting is to increase both net cash provided by operating activities and net cash used for investing activities by equal amounts.

      In addition, the Company has historically recognized the straight line rent expense for leases beginning on the commencement date of the lease rather than on the date the Company takes possession. This approach had the effect of excluding the build-out period of the Company's stores from the calculation of the period over which it expenses rent. The build-out period is generally three to four months prior to store opening date. Excluding tax impacts, the effect of the revised accounting for rent holidays requires the Company to increase accrued expenses and adjust retained earnings on the consolidated balance sheets, as well as correct amortization in cost of goods sold, occupancy and buying costs in the consolidated statements of income.

      The cumulative effect of these accounting changes is a reduction of retained earnings of $11.0 million as of the beginning of fiscal 2001 and decreases to retained earnings of $2.1 million, $181 thousand and $272 thousand as of the end of the fiscal years 2001, 2002 and 2003, respectively.

      The following is a summary of the effects of these changes on the Company's consolidated balance sheets as of January 31, 2004 and February 1, 2003, as well as the effect of these changes on the Company's consolidated statements of income and cash flows for fiscal years 2003, 2002 and 2001 (Thousands, except per share amounts):

                        Consolidated Statements of Income

                                                 As Previously
Fiscal Year 2003                                   Reported      Adjustments    As Restated
----------------------------------------------   -------------   -----------    -----------
Cost of Goods Sold, Occupancy and Buying Costs    $   990,412      $   454      $   990,866
Gross Income                                          717,398         (454)         716,944
Operating Income                                      331,634         (454)         331,180
Income Before Income Taxes                            335,342         (454)         334,888
Provision for Income Taxes                            130,240         (182)         130,058
Net Income                                            205,102         (272)         204,830
Net Income Per Share - Basic                      $      2.12      $     -      $      2.12
Net Income Per Share - Diluted                    $      2.06      $     -      $      2.06

Fiscal Year 2002

Cost of Goods Sold, Occupancy and Buying Costs    $   939,708      $   302      $   940,010
Gross Income                                          656,049         (302)         655,747
Operating Income                                      312,617         (302)         312,315
Income Before Income Taxes                            316,385         (302)         316,083
Provision for Income Taxes                            121,450         (121)         121,329
Net Income                                            194,935         (181)         194,754
Net Income Per Share - Basic                      $      1.99      $ (0.01)     $      1.98
Net Income Per Share - Diluted                    $      1.94      $     -      $      1.94

Fiscal Year 2001

Cost of Goods Sold, Occupancy and Buying Costs    $   806,819      $ 3,454      $   810,273
Gross Income                                          558,034       (3,454)         554,580
Operating Income                                      271,458       (3,454)         268,004
Income Before Income Taxes                            276,522       (3,454)         273,068
Provision for Income Taxes                            107,850       (1,382)         106,468
Net Income                                            168,672       (2,072)         166,600
Net Income Per Share - Basic                      $      1.70      $ (0.02)     $      1.68
Net Income Per Share - Diluted                    $      1.65      $ (0.03)     $      1.62

                           Consolidated Balance Sheets

                                                 As Previously
January 31, 2004                                   Reported      Adjustments    As Restated
----------------------------------------------   -------------   -----------    -----------
Property and Equipment, Net                      $   445,956      $ 184,066     $   630,022
Total Assets                                       1,199,163        184,066       1,383,229
Accrued Expenses                                     138,232         25,157         163,389
Deferred Lease Credits                                     -         26,627          26,627
Income Taxes Payable                                  50,406        (20,714)         29,692
Total Current Liabilities                            280,002         31,070         311,072
Deferred Income Taxes                                 19,516         11,720          31,236
Long-Term Deferred Lease Credits                           -        154,768         154,768
Retained Earnings                                    919,577        (13,492)        906,085
Total Shareholders' Equity                           871,257        (13,492)        857,765
Total Liabilities and Shareholders' Equity         1,199,163        184,066       1,383,229

February 1, 2003

Property and Equipment, Net                      $   392,941      $ 150,026     $   542,967
Total Assets                                       1,023,048        150,026       1,173,074
Accrued Expenses                                     119,526         22,864         142,390
Deferred Lease Credits                                     -         21,319          21,319
Income Taxes Payable                                  46,471        (17,674)         28,797
Total Current Liabilities                            245,288         26,509         271,797
Deferred Income Taxes                                 15,189          8,861          24,050
Long-Term Deferred Lease Credits                           -        127,876         127,876
Retained Earnings                                    714,475        (13,220)        701,255
Total Shareholders' Equity                           749,527        (13,220)        736,307
Total Liabilities and Shareholders' Equity         1,023,048        150,026       1,173,074

                      Consolidated Statements of Cash Flows

                                                 As Previously
Fiscal Year 2003                                  Reported (1)   Adjustments    As Restated
----------------------------------------------   -------------   -----------    -----------
Net Cash Provided by Operating Activities         $  281,896      $  60,649     $   342,545
Net Cash Used for Investing Activities              (177,120)       (60,649)       (237,769)

Fiscal Year 2002

Net Cash Provided by Operating Activities         $  293,146      $  52,686     $   345,832
Net Cash Used for Investing Activities              (398,632)       (52,686)       (451,318)

Fiscal Year 2001

Net Cash Provided by Operating Activities         $  233,202      $  45,158     $   278,360
Net Cash Used for Investing Activities              (203,067)       (45,158)       (248,225)

(1) The "As Previously Reported" amounts for "Net Cash Used for Investing Activities" have been adjusted to account for the effect of reclassification of certain securities, as discussed below.

      Further, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of January 31, 2004 and February 1, 2003. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the periods ended January 31, 2004, February 1, 2003 and February 2, 2002, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents.

      As of January 31, 2004 and February 1, 2003, $454.7 million and $376.7 million, respectively, of these investments were classified as cash and equivalents on the consolidated balance sheets. These balances are in addition to the marketable securities balances previously reported.

      For the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, net cash used for investing activities related to these investments of $78.0 million, $371.8 million and $4.9 million, respectively, were included in cash and equivalents in our consolidated statements of cash flows. These investing activities related to marketable securities are in addition to those previously reported.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      MARKETABLE SECURITIES

      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At January 31, 2004 and February 1, 2003, the Company held $464.7 million and $386.7 million, respectively, of investments in marketable securities, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 49 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities was recorded as interest income.

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

      SHAREHOLDERS' EQUITY

      At January 31, 2004 and February 1, 2003, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 94.6 million and
      97.3 million shares were outstanding at January 31, 2004 and February 1, 2003, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 31, 2004 or February 1, 2003. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 14 for information about Preferred Stock Purchase Rights.

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

      STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options had been determined based on the estimated fair value of options granted in 2003, 2002 and 2001, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

(Thousands except per share amounts)                     2003             2002             2001
                                                     -----------      -----------      -----------
Net income
    As reported                                      $   204,830      $   194,754      $   166,600

    Stock-based compensation expense included in
    reported net income, net of tax                        3,250            1,414            2,401

    Stock-based compensation expense determined
    under fair value based method, net of tax(1)         (28,261)         (28,184)         (22,453)
                                                     -----------      -----------      -----------
    Pro forma                                        $   179,819      $   167,984      $   146,548
                                                     ===========      ===========      ===========
    Basic earnings per share:
      As reported                                    $      2.12      $      1.98      $      1.68
      Pro forma                                      $      1.86      $      1.71      $      1.48

    Diluted earnings per share:
      As reported                                    $      2.06      $      1.94      $      1.62
      Pro forma                                      $      1.83      $      1.68      $      1.46

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

Weighted-Average Shares Outstanding (in thousands):

                                                                     2003                2002               2001
                                                                    -------             -------            -------
Shares of Class A Common Stock issued                               103,300             103,300            103,300
Treasury shares                                                      (6,467)             (5,129)            (4,198)
                                                                    -------             -------            -------
Basic shares                                                         96,833              98,171             99,102

Dilutive effect of options and restricted shares                      2,747               2,460              3,422
                                                                    -------             -------            -------
Diluted shares                                                       99,580             100,631            102,524
                                                                    =======             =======            =======

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

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123," was issued on December 31, 2002. Pursuant to this standard, companies that chose to adopt the accounting provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," were permitted to select from three transition methods (prospective, modified prospective and retroactive restatement). Companies that chose not to adopt the accounting provisions of SFAS No. 123 were affected by the new disclosure requirements of SFAS No. 148. The new interim disclosure provisions were effective for the first quarter of 2003 and have been adopted by the Company (see Note 3).

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

5.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consisted of (thousands):

                                                      2003         2002
                                                    --------     --------
Land                                                $ 15,985     $ 15,949
Building                                             110,726       92,680
Furniture, fixtures and equipment                    469,135      394,276
Leasehold improvements                               332,231      280,964
Construction in progress                              27,901       23,095
Beneficial leaseholds                                  5,839        7,349
                                                    --------     --------
   Total                                            $961,817     $814,313

Less: Accumulated depreciation and amortization      331,795      271,346
                                                    --------     --------

Property and equipment, net                         $630,022     $542,967
                                                    ========     ========

6.    LEASED FACILITIES AND COMMITMENTS

      Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

      A summary of rent expense follows (thousands):

                                     2003         2002         2001
                                   --------     --------     --------
Store rent:
   Fixed minimum                   $122,001     $106,053     $ 87,062
   Contingent                         5,194        4,886        4,897
                                   --------     --------     --------
Total store rent                   $127,195     $110,939     $ 91,959

Buildings, equipment and other        1,219        1,133        1,566
                                   --------     --------     --------

Total rent expense                 $128,414     $112,072     $ 93,525
                                   ========     ========     ========

At January 31, 2004, the Company was committed to noncancelable leases with remaining terms of one to thirteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

      2004          $141,338
      2005           142,266
      2006           136,151
      2007           122,478
      2008           110,150
Thereafter           350,337

7.    ACCRUED EXPENSES

      Accrued expenses consisted of the following (thousands):

                                                      2003         2002
                                                    --------     --------
Rent and landlord charges                           $ 42,846     $ 41,329
Accrual for construction in progress                  31,269       12,680
Current portion of unredeemed gift card revenue       20,417       23,454
Compensation and benefits                             14,589       15,857
Catalogue and advertising costs                       14,183        9,701
Legal                                                  9,248        5,136
Store accruals                                         6,671       10,773
Other                                                 24,166       23,460
                                                    --------     --------
   Total                                            $163,389     $142,390
                                                    ========     ========

8.    INCOME TAXES

      The provision for income taxes consisted of (thousands):

                         2003         2002         2001
                       --------     --------     --------
Currently Payable:
   Federal             $101,692     $ 88,238     $ 79,691
   State                 18,248       13,865       15,002
                       --------     --------     --------
                       $119,940     $102,103     $ 94,693
                       --------     --------     --------

Deferred:
   Federal             $  8,601     $ 16,629     $ 10,017
   State                  1,517        2,597        1,758
                       --------     --------     --------
                       $ 10,118     $ 19,226     $ 11,775
                       --------     --------     --------

Total provision        $130,058     $121,329     $106,468
                       ========     ========     ========

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                       2003      2002       2001
                                                       ----      ----       ----
Federal income tax rate                                35.0%     35.0%      35.0%
State income tax, net of Federal income tax effect      3.8       3.5        3.9
Other items, net                                        0.0      (0.1)       0.1
                                                       ----      ----       ----

Total                                                  38.8%     38.4%      39.0%
                                                       ====      ====       ====

      Income taxes payable included net current deferred tax assets of $25.9 million and $24.8 million at January 31, 2004 and February 1, 2003, respectively.

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

      Amounts paid directly to taxing authorities were $113.0 million, $82.3 million, and $94.3 million in 2003, 2002, and 2001, respectively.

      The effect of temporary differences which give rise to deferred income tax assets (liabilities) was as follows (thousands):

                                            2003           2002
                                         ---------      ---------
Deferred tax assets:
    Deferred compensation                 $ 10,208       $  8,182
    Rent                                    86,746         70,347
    Accrued expenses                         2,502          4,891
    Inventory                                1,717          2,960
    Legal Expenses                           3,234          1,833
    Other, net                                   -            124
                                         ---------      ---------
      Total deferred tax assets           $104,407       $ 88,337
                                         ---------      ---------

Deferred tax liabilities:
    Property and equipment               ($102,022)     ($ 80,146)
    Store supplies                          (9,384)        (8,061)
                                         ---------      ---------
      Total deferred tax liabilities     ($111,406)     ($ 88,207)
                                         ---------      ---------

Net deferred income tax liabilities      ($  6,999)      $    130
                                         =========      =========

      No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

9.    LONG-TERM DEBT

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

10.   RELATED PARTY TRANSACTIONS

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

11.   STOCK OPTIONS AND RESTRICTED SHARES

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

                                                                Options Exercisable at
           Options Outstanding at January 31, 2004                 January 31, 2004
-------------------------------------------------------------   -----------------------
                                     Weighted-
                                     Average        Weighted-                 Weighted-
Range  of                            Remaining       Average                  Average
Exercise                 Number     Contractual     Exercise       Number     Exercise
 Prices               Outstanding      Life           Price     Exercisable    Price
---------             -----------   -----------     ---------   -----------   ---------
$ 8-$23                2,691,000        4.3          $13.50      1,618,000     $13.86
$23-$38                7,039,000        6.9          $26.50      3,094,000     $26.17
$38-$51                5,131,000        5.4          $43.54      1,479,000     $43.25
-------               ----------        ---          ------      ---------     ------
$ 8-$51               14,861,000        5.9          $30.03      6,191,000     $27.04
=======               ==========        ===          ======      =========     ======

      A summary of option activity for 2003, 2002 and 2001 follows:

                                                2003                          2002                          2001
                                     ---------------------------    --------------------------   --------------------------
                                                     Weighted-                     Weighted-                     Weighted-
                                                      Average                       Average                       Average
                                        Shares      Option Price      Shares      Option Price     Shares      Option Price
                                     -----------    ------------    ----------    ------------   ----------    ------------
Outstanding at beginning of year      16,059,000       $28.31       12,961,000       $28.65      12,994,000       $28.01
Granted                                  636,000        27.89        3,583,000        26.53         648,000        29.38
Exercised                             (1,586,000)       12.39          (93,000)       16.44        (521,000)       15.00
Canceled                                (248,000)       27.04         (392,000)       26.31        (160,000)       24.09
                                     -----------       ------       ----------       ------      ----------       ------
Outstanding at end of year            14,861,000       $30.03       16,059,000       $28.31      12,961,000       $28.65
                                     ===========       ======       ==========       ======      ==========       ======

Options exercisable at year-end        6,191,000       $27.04        4,556,000       $19.10       3,065,000       $18.49
                                     ===========       ======       ==========       ======      ==========       ======

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

12.   RETIREMENT BENEFITS

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

13.   CONTINGENCIES

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

14.   PREFERRED STOCK PURCHASE RIGHTS

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

15.   SUBSEQUENT EVENTS

      On February 17, 2004, the Company announced that its Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. The first quarterly payment, of $0.125 per share, was paid on March 30, 2004 to stockholders of record as of March 9, 2004.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial results for 2003 and 2002 (Restated, See
      Note 2) follow (thousands except per share amounts):

2003 Quarter                                               First       Second        Third       Fourth
----------------------------------------------------     --------     --------     --------     --------
Net sales                                                $346,722     $355,719     $444,979     $560,389

Gross income, as previously reported                      128,188      144,333      183,865      261,012
Gross income, as restated                                 128,578      143,850      182,993      261,523

Operating income, as previously reported                   40,290       55,617       81,450      154,278
Operating income, as restated                              40,680       55,134       80,578      154,788

Net income, as previously reported                         25,551       34,818       50,457       94,277
Net income, as restated                                    25,785       34,528       49,934       94,583

Net income per basic share, as previously reported       $   0.26     $   0.36     $   0.52     $   0.98
Net income per basic share, as restated                  $   0.26     $   0.36     $   0.52     $   0.98

Net income per diluted share, as previously reported     $   0.26     $   0.35     $   0.51     $   0.96
Net income per diluted share, as restated                $   0.26     $   0.34     $   0.50     $   0.97

2002 Quarter                                               First       Second       Third        Fourth
----------------------------------------------------     --------     --------     --------     --------
Net sales                                                $312,792     $329,154     $419,329     $534,482

Gross income, as previously reported                      114,429      131,874      166,736      243,010
Gross income, as restated                                 114,121      131,357      166,049      244,220

Operating income, as previously reported                   36,987       49,570       76,432      149,628
Operating income, as restated                              36,679       49,053       75,745      150,838

Net income, as previously reported                         23,289       31,141       47,687       92,818
Net income, as restated                                    23,104       30,831       47,275       93,544

Net income per basic share, as previously reported       $   0.24     $   0.32     $   0.49     $   0.95
Net income per basic share, as restated                  $   0.23     $   0.31     $   0.48     $   0.96

Net income per diluted share, as previously reported     $   0.23     $   0.31     $   0.48     $   0.93
Net income per diluted share, as restated                $   0.23     $   0.30     $   0.47     $   0.94

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the balance sheets as of January 31, 2004 and February 1, 2003 and related statements of income, shareholders' equity and cash flows for the three years in the period ended January 31, 2004 have been restated.

February 17, 2004, except for Note 2, as to which the date is April 4, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company's management, with the participation of the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. The evaluation included consideration of facts and circumstances surrounding corrections of the Company's lease accounting practices. These corrections resulted in the restatement of the Company's consolidated financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, as described in Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A. As a result of the restatements and the related material weakness discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 31, 2004, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company's management has concluded that the restated consolidated financial statements included in this report present fairly, in all material respects the Company's financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 31, 2004, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to identify and properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's consolidated financial statements as of January 31, 2004 and February 1, 2003. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and effective internal control over financial reporting was not maintained as of January 31, 2004.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession and the commencement date of the lease. The Company implemented controls to ensure that all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin
No. 88-1, "Issues Relating to Accounting for Leases"; and Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

Other than the foregoing, there have been no changes in the Company's internal control over financial reporting that occurred since January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors," and " - Security Ownership of Directors and Management," " - Meetings of and Communications with the Board," " - Committees of the Board" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in A&F's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2004 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of A&F is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors," " - Executive Officers", and " - Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference. In addition, information regarding executive officers of A&F is included in this Annual Report on Form 10-K/A under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I and is incorporated herein by reference. Information regarding beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption "PRINCIPAL HOLDERS OF SHARES - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Information concerning A&F's Audit Committee is set forth under the captions "ELECTION OF DIRECTORS - Committees of the Board - Audit Committee" and " - Nominees and Directors" in the Proxy Statement and is incorporated herein by reference.

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

The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Board Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted on the "Corporate Governance" page of A&F's Web site located at www.abercrombie.com. Interested persons may also obtain copies of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Board Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to Abercrombie & Fitch Co. at 6301 Fitch Path, New Albany, Ohio 43054, Attention: Investor Relations. In addition, a copy of A&F's Code of Business Conduct and Ethics is being filed as Exhibit 14 to this Annual Report on Form 10-K/A.

ITEM  11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the captions "EXECUTIVE COMPENSATION" and "ELECTION OF DIRECTORS - Compensation Committee Interlocks and Insider Participation" and " - Security Ownership of Directors and Management" in the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "PRINCIPAL HOLDERS OF SHARES," "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" and "EXECUTIVE COMPENSATION - Summary Compensation Table," " - Compensation of Directors" and " - Employment Agreements and Other Transactions with Certain Executive Officers" in the Proxy Statement and is incorporated herein by reference.

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

                                                                                                    NUMBER OF SHARES
                                                                                                    OF COMMON STOCK
                                                                                                           REMAINING
                                                          NUMBER OF SHARES                               AVAILABLE FOR
                                                          OF COMMON STOCK           WEIGHTED-           FUTURE ISSUANCE
                                                         TO BE ISSUED UPON      AVERAGE EXERCISE          UNDER EQUITY
                                                            EXERCISE OF              PRICE OF             COMPENSATION
                                                            OUTSTANDING            OUTSTANDING          PLANS (EXCLUDING
                                                         OPTIONS, WARRANTS      OPTIONS, WARRANTS       SHARES REFLECTED
                                                            AND RIGHTS             AND RIGHTS            IN COLUMN (a))
PLAN CATEGORY                                                 (a)*                  (b)*                       (c)*
--------------                                           -----------------      -----------------       ----------------
Equity compensation plans approved by stockholders         12,027,078 (1)           $31.22 (2)              606,787 (3)


Equity compensation plans not approved by stockholders      3,958,119 (4)           $26.71 (5)            3,551,864 (6)

Total                                                      15,985,197               $30.02                4,158,651

----------

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding A&F's pre-approval policy and services rendered by A&F's principal independent auditors is set forth under the captions "AUDIT COMMITTEE MATTERS - Pre-approval Policy" and " - Fees of Independent Auditors" in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) List of Financial Statements (Restated).

      The following consolidated financial statements of Abercrombie & Fitch and the related notes are filed as a part of this Annual Report on Form 10-K/A in ITEM 8:

      Consolidated Statements of Income (Restated) for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

      Consolidated Balance Sheets (Restated) as of January 31, 2004 and February 1, 2003.

      Consolidated Statements of Shareholders' Equity (Restated) for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

      Consolidated Statements of Cash Flows (Restated) for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

      Notes to Consolidated Financial Statements (Restated).

      Report of Independent Registered Public Accounting Firm.

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

            10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002. (File No. 1-12107)

            10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25,
                  1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. (File No. 1-12107)

            10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

            10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

            10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between Abercrombie & Fitch Co. and Michael
                  S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

            10.6 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan (as amended and restated May 22, 2003) incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

            10.7 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly know as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to
                  Exhibit 10.9 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

            10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

      14.   Code of Business Conduct and Ethics.

      21.   Subsidiaries of the Registrant.

      23.   Consent of Independent Registered Public Accounting Firm.

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

      (c)   Exhibits.

            The exhibits to this Annual Report on Form 10-K/A are listed in Item 15(a)(3) above.

      (d)   Financial Statement Schedules.

            Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ABERCROMBIE & FITCH CO.

Date:    April 11, 2005           By  /s/ SUSAN J. RILEY
                                  -------------------------------
                                      Susan J. Riley,
                                      Senior Vice President-Chief Financial
                                        Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                             ABERCROMBIE & FITCH CO.

             (Exact name of registrant as specified in its charter)

                                    EXHIBITS

                                  EXHIBIT INDEX

Exhibit No.       Document

  *4.3 First Amendment and Waiver, dated as of January 26, 2004, to the Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., Abercrombie & Fitch Co., the Lenders party thereto and National City Bank, as Administrative Agent

  *14             Code of Business Conduct and Ethics

  *21             Subsidiaries of the Registrant

   23             Consent of Independent Registered Public Accounting Firm

   24             Powers of Attorney

   31.1           Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                  Officer)

   31.2           Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
                  Officer)

   32 Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

* Exhibit was previously filed with the original filing of this Quarterly Report on Form 10-Q on April 14, 2004