Form 10-Q/A
period 2004-05-01
ABERCROMBIE & FITCH CO /DE/
filed 2005-04-12
CIK 1018840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock                            Outstanding at June 4, 2004
 ---------------------                            ---------------------------
    $.01 Par Value                                    94,893,462 Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued condensed consolidated financial statements of Abercrombie & Fitch Co. (the "Company") for the quarterly period ended May 1, 2004 initially filed with the Securities and Exchange Commission (the "SEC") on June 9, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's condensed consolidated financial statements as of May 1, 2004 and January 31, 2004 and for the interim periods ended May 1, 2004 and May 3, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended May 1, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of May 1, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                               --------
Part I.  Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income - (Restated)
              Thirteen Weeks Ended
                  May 1, 2004 and May 3, 2003 ..............................................................      4

         Condensed Consolidated Balance Sheets - (Restated)
                  May 1, 2004 and January 31, 2004..........................................................      5

         Condensed Consolidated Statements of Cash Flows - (Restated)
              Thirteen Weeks Ended
                  May 1, 2004 and May 3, 2003...............................................................      6

         Notes to Condensed Consolidated Financial Statements - (Restated)..................................      7

         Report of Independent Registered Public Accounting Firm............................................     16

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........     17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................     29

     Item 4.   Controls and Procedures......................................................................     30

Part II. Other Information

     Item 1.   Legal Proceedings ...........................................................................     32

     Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.............     34

     Item 4.   Submission of Matters to a Vote of Security Holders..........................................     35

     Item 6.   Exhibits and Reports on Form 8-K.............................................................     36

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                 Thirteen Weeks Ended
                                                           --------------------------------
                                                            May 1, 2004        May 3, 2003
                                                           --------------     -------------
                                                              (Restated, See Note 2)
NET SALES                                                    $ 411,930          $ 346,722

   Cost of Goods Sold, Occupancy and Buying Costs              246,939            218,144
                                                             ---------          ---------

GROSS INCOME                                                   164,991            128,578

   General, Administrative and Store Operating
   Expenses                                                    118,269             87,898
                                                             ---------          ---------

OPERATING INCOME                                                46,722             40,680

   Interest Income, Net                                           (985)              (991)
                                                             ---------          ---------

INCOME BEFORE INCOME TAXES                                      47,707             41,671

   Provision for Income Taxes                                   18,390             15,886
                                                             ---------          ---------

NET INCOME                                                   $  29,317          $  25,785
                                                             =========          =========

NET INCOME PER SHARE:

BASIC                                                        $    0.31          $    0.26
                                                             =========          =========
DILUTED                                                      $    0.30          $    0.26
                                                             =========          =========

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                                           94,709             97,634
                                                             =========          =========
DILUTED                                                         96,872             99,835
                                                             =========          =========

DIVIDENDS PER SHARE                                          $    0.13          $    0.00
                                                             =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                                         May 1,              January 31,
                                                                          2004                  2004
                                                                       -----------           -----------
                                                                           (Restated, See Note 2)
ASSETS

CURRENT ASSETS:
 Cash and Equivalents                                                  $    51,220           $    56,373
 Marketable Securities                                                     486,135               464,700
 Receivables                                                                13,286                 7,197
 Inventories                                                               132,268               170,703
 Store Supplies                                                             30,370                29,993
 Other                                                                      24,612                23,689
                                                                       -----------           -----------

TOTAL CURRENT ASSETS                                                       737,891               752,655

PROPERTY AND EQUIPMENT, NET                                                631,598               630,022

OTHER ASSETS                                                                   496                   552
                                                                       -----------           -----------

TOTAL ASSETS                                                           $ 1,369,985           $ 1,383,229
                                                                       ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable & Outstanding Checks                                 $    67,764           $    91,364
 Accrued Expenses                                                          182,714               163,389
 Deferred Lease Credits                                                     27,989                26,627
 Income Taxes Payable                                                        4,165                29,692
                                                                       -----------           -----------

TOTAL CURRENT LIABILITIES                                                  282,632               311,072

DEFERRED INCOME TAXES                                                       34,898                31,236

LONG-TERM DEFERRED LEASE CREDITS                                           150,992               154,768

OTHER LONG-TERM LIABILITIES                                                 27,034                28,388

SHAREHOLDERS' EQUITY:
 Class A Common Stock - $.01 par value: 150,000,000 shares
     authorized, 94,788,337 and 94,607,499 shares outstanding
     at May 1, 2004 and January 31, 2004, respectively                       1,033                 1,033
 Paid-In Capital                                                           138,144               139,139
 Retained Earnings                                                         923,538               906,085
                                                                       -----------           -----------
                                                                         1,062,715             1,046,257
    Less:  Treasury Stock, at Average Cost                                (188,286)             (188,492)
                                                                       -----------           -----------

TOTAL SHAREHOLDERS' EQUITY                                                 874,429               857,765
                                                                       -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,369,985           $ 1,383,229
                                                                       ===========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                  (Unaudited)

                                                                        Thirteen Weeks Ended
                                                                -----------------------------------
                                                                   May 1,               May 3,
                                                                    2004                 2003
                                                                ------------          -----------
                                                                     (Restated, See Note 2)
OPERATING ACTIVITIES:
   Net Income                                                   $    29,317           $    25,785

   Impact of Other Operating Activities on Cash Flows:
      Depreciation and Amortization                                  26,606                21,178
      Amortization of Deferred Lease Credits                         (7,113)               (5,582)
      Noncash Charge for Deferred Compensation                        1,893                 1,282
      Deferred Taxes                                                 (1,170)                7,685
      Lessor Construction Allowances                                  8,498                 8,693
   Changes in Assets and Liabilities:
       Inventories                                                   38,435                (2,413)
       Accounts Payable and Accrued Expenses                          9,200                (6,229)
       Income Taxes                                                 (15,695)              (24,466)
       Other Assets and Liabilities                                 (11,246)               (1,624)
                                                                -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            78,725                24,309
                                                                -----------           -----------

INVESTING ACTIVITIES:
   Capital Expenditures                                             (41,299)              (25,067)
   Purchases of Marketable Securities                            (1,231,050)             (961,145)
   Proceeds from Sales of Marketable Securities                   1,209,615               981,621
                                                                -----------           -----------

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                (62,734)               (4,591)
                                                                -----------           -----------

FINANCING ACTIVITIES:
   Change in Cash Overdraft                                          (1,918)               (7,249)
   Purchases of Treasury Stock                                      (18,634)                    -
   Dividends Paid                                                   (11,865)                    -
   Stock Option Exercises and Other                                  11,273                 9,647
                                                                -----------           -----------

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                (21,144)                2,398

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                      (5,153)               22,116
   Cash and Equivalents, Beginning of Year                           56,373                43,355
                                                                -----------           -----------

CASH AND EQUIVALENTS, END OF PERIOD                             $    51,220           $    65,471
                                                                ===========           ===========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
   Change in Accrual for Construction in Progress               ($   11,877)          $    10,829
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

      The condensed consolidated financial statements as of May 1, 2004 and for the thirteen week periods ended May 1, 2004 and May 3, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (the "2003 fiscal year"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

      The following is a summary of the effects of these changes on the Company's consolidated balance sheets as of May 1, 2004 and January 31, 2004, as well as the effect of these changes on the Company's consolidated statements of income and cash flows for the fiscal quarter ended May 1, 2004 and May 3, 2003 (thousands, except per share amounts):

                        Consolidated Statements of Income

                                                   As Previously
                                                      Reported     Adjustments      As Restated
                                                   -------------   -----------      -----------
Thirteen weeks ended May 1, 2004

Cost of Goods Sold, Occupancy and Buying Costs     $     246,340   $       599      $   246,939
Gross Income                                             165,590          (599)         164,991
Operating Income                                          47,321          (599)          46,722
Income Before Income Taxes                                48,306          (599)          47,707
Provision for Income Taxes                                18,630          (240)          18,390
Net Income                                                29,676          (359)          29,317
Net Income Per Share - Basic                       $        0.31   $         -      $      0.31
Net Income Per Share - Diluted                     $        0.31   $     (0.01)     $      0.30

Thirteen weeks ended May 3, 2003

Cost of Goods Sold, Occupancy and Buying Costs     $     218,534   $      (390)     $   218,144
Gross Income                                             128,188           390          128,578
Operating Income                                          40,290           390           40,680
Income Before Income Taxes                                41,281           390           41,671
Provision for Income Taxes                                15,730           156           15,886
Net Income                                                25,551           234           25,785
Net Income Per Share - Basic                       $        0.26   $         -      $      0.26
Net Income Per Share - Diluted                     $        0.26   $         -      $      0.26

                           Consolidated Balance Sheets

                                                   As Previously
                                                      Reported     Adjustments      As Restated
                                                   -------------   -----------      -----------
May 1, 2004

Property and Equipment, Net                        $     450,154   $   181,444      $   631,598
Total Assets                                           1,188,541       181,444        1,369,985
Accrued Expenses                                         157,165        25,549          182,714
Deferred Lease Credits                                         -        27,989           27,989
Income Taxes Payable                                      25,581       (21,416)           4,165
Total Current Liabilities                                250,510        32,122          282,632
Deferred Income Taxes                                     22,717        12,181           34,898
Long-Term Deferred Lease Credits                               -       150,992          150,992
Retained Earnings                                        937,389       (13,851)         923,538
Total Shareholders' Equity                               888,280       (13,851)         874,429
Total Liabilities and Shareholders' Equity             1,188,541       181,444        1,369,985

January 31, 2004

Property and Equipment, Net                        $     445,956   $   184,066      $   630,022
Total Assets                                           1,199,163       184,066        1,383,229
Accrued Expenses                                         138,232        25,157          163,389
Deferred Lease Credits                                         -        26,627           26,627
Income Taxes Payable                                      50,406       (20,714)          29,692
Total Current Liabilities                                280,002        31,070          311,072
Deferred Income Taxes                                     19,516        11,720           31,236
Long-Term Deferred Lease Credits                               -       154,768          154,768
Retained Earnings                                        919,577       (13,492)         906,085
Total Shareholders' Equity                               871,257       (13,492)         857,765
Total Liabilities and Shareholders' Equity             1,199,163       184,066        1,383,229

                      Consolidated Statements of Cash Flows

                                                         As Previously
                                                          Reported(1)    Adjustments      As Restated
                                                         -------------   -----------      -----------
Thirteen weeks ended May 1, 2004

Net Cash Provided by Operating Activites                 $      70,227   $     8,498      $    78,725
Net Cash Used for Investing Activites                          (54,236)       (8,498)         (62,734)

Thirteen weeks ended May 3, 2003

Net Cash Provided by Operating Activites                 $      15,616   $     8,693      $    24,309
Net Cash Provided by (Used for) Investing Activites              4,102        (8,693)          (4,591)

(1) The "As Previously Reported" amounts for "Net Cash Used for Investing Activities" have been adjusted to account for the effects of reclassification of certain securities, as discussed below.

      Further, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of May 1, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents.

      As of May 1, 2004 and January 31, 2004, $476.1 million and $454.7 million, respectively, of these investments were classified as cash and equivalents on the consolidated balance sheets. These balances are in addition to the marketable securities balances previously reported.

      For the thirteen weeks ended May 1, 2004 and May 3, 2003, net cash (used for) provided by investing activities related to these investments of ($21.4) million and $10.5 million, respectively, were included in cash and equivalents in our consolidated statements of cash flows. These investing activities related to marketable securities are in addition to those previously reported.

3.    STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options for the thirteen week periods ended May 1, 2004, and May 3, 2003 had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

        (Thousands except per share amounts)

                                                       Thirteen Weeks Ended
                                                    ---------------------------
                                                    May 1, 2004     May 3, 2003
                                                    -----------     -----------
Net income:
   As reported                                      $    29,317     $    25,785

   Stock-based compensation expense included in
   reported net income, net of tax                        1,162             794

   Stock-based compensation expense determined
   under fair value based method, net of tax(1)          (6,171)         (6,885)
                                                    -----------     -----------

   Pro forma                                        $    24,308     $    19,694
                                                    ===========     ===========

   Basic earnings per share:
     As reported                                    $      0.31     $      0.26
     Pro forma                                      $      0.26     $      0.20

   Diluted earnings per share:
     As reported                                    $      0.30     $      0.26
     Pro forma                                      $      0.25     $      0.20

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

4.    EARNINGS PER SHARE

      Weighted-Average Shares Outstanding (in thousands):

                                                   May 1, 2004   May 3, 2003
                                                   -----------   -----------
Shares of Class A Common Stock issued                103,300       103,300
Treasury shares                                       (8,591)       (5,666)
                                                     -------       -------
Basic shares                                          94,709        97,634

Dilutive effect of options and restricted shares       2,163         2,201
                                                     -------       -------
Diluted shares                                        96,872        99,835
                                                     =======       =======

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

6.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (in thousands):

                                                  May 1,      January 31,
                                                  2004           2004
                                                ---------     -----------
Property and equipment, at cost                 $ 976,330     $   961,817
Accumulated depreciation and amortization        (344,732)       (331,795)
                                                ---------     -----------

Property and equipment, net                     $ 631,598     $   630,022
                                                =========     ===========

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

11.   SUBSEQUENT EVENTS

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying restated condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 1, 2004, and the related restated condensed consolidated statements of income for each of the thirteen week periods ended May 1, 2004 and May 3, 2003 and the restated condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2004, except for Note 2, as to which the date is April 4, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers
Columbus, Ohio
May 11, 2004, except for Note 2, as to which
the date is April 4, 2005

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

See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for a summary of the effect of these changes on the Company's consolidated financial statements as of May 1, 2004 and January 31, 2004 and for the fiscal quarters ended May 1, 2004 and May 3, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

In addition, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of May 1, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See
Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

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

RESULTS OF OPERATIONS

During the first quarter of the 2004 fiscal year, net sales increased 19% to $411.9 million from $346.7 million in the first quarter of 2003. Operating income improved to $46.7 million in the first quarter of 2004 from $40.7 million in the first quarter of 2003. Net income increased to $29.3 million in the first quarter of 2004 compared to $25.8 million in the first quarter of 2003. Net income per diluted share was $.30 in the first quarter of 2004 compared to $.26 in the first quarter of 2003.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen week periods ended May 1, 2004, and May 3, 2003, expressed as a percentage of net sales:

                                         May 1, 2004      May 3, 2003
                                         -----------      -----------
NET SALES                                   100.0%           100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                              59.9             62.9
                                            -----            -----

GROSS INCOME                                 40.1             37.1
General, Administrative and Store
   Operating Expenses                        28.7             25.4
                                            -----            -----

OPERATING INCOME                             11.4             11.7
Interest Income, Net                         (0.2)            (0.3)
                                            -----            -----

INCOME BEFORE INCOME TAXES                   11.6             12.0
Provision for Income Taxes                    4.5              4.6
                                            -----            -----

NET INCOME                                    7.1%             7.4%
                                            =====            =====

Financial Summary

The following summarized financial and statistical data compares the thirteen week period ended May 1, 2004 to the comparable period of fiscal 2003:

                                            Thirteen Weeks Ended
                                         ---------------------------
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

Gross income for the first quarter of the 2004 fiscal year was $165.0 million compared to $128.6 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the first quarter of the 2004 fiscal year was 40.1%, up 300 basis points from last year's rate of 37.1%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate as a percent of net sales. Continued progress in sourcing efficiency has been an important factor in improving IMU. All three brands had IMU improvements in excess of 300 basis points and are operating at similar margins.

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

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during the first quarter of the 2004 fiscal year were $118.3 million compared to $87.9 million during the same period in the 2003 fiscal year. The first quarter of the 2004 fiscal year general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 28.7% compared to 25.4% in the first quarter of the 2003 fiscal year. The increase in rate versus the 2003 comparable period is primarily due to the following: higher legal expense due to a charge of $ 8.0 million related to expected defense costs in a legal proceeding (see Note 10 of the Notes to Condensed Consolidated Financial Statements); higher home office expenses, largely due to higher bonus accruals resulting from improved financial performance; and higher store expenses due to an increase in aggregate payroll. Wage levels, in all three brands, were held relatively flat compared to first quarter of 2003.

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

Operating Income

Operating income for the first quarter of the 2004 fiscal year increased to $46.7 million from $40.7 million in the 2003 fiscal year first quarter, an increase of 14.7%. The increase was primarily due to sales increases due to new stores and higher gross margin, partially offset by higher home office expenses and store expenses. The operating income rate (operating income divided by net sales) was 11.4% for the first quarter of the 2004 fiscal year compared to 11.7% for the first quarter of the 2003 fiscal year. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, reduced the operating income rate in the first quarter of 2004. This decline was partially offset by higher merchandise margins during the quarter.

Interest Income and Income Tax Expense

First quarter net interest income was $1.0 million in 2004 which was flat versus last year. The Company continued to invest in tax-free securities. The effective tax rate for the first quarter was 38.6% compared to 38.1% for the 2003 comparable period.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or debt obligations. The contractual obligations of the Company as of May 1, 2004 have not significantly changed from the ones disclosed in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. There have been changes in the ordinary course of the Company's business during the quarterly period ended May 1, 2004 in the Company's contractual obligations included within both the "operating leases" category and the "purchase obligations and other" category.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                           May 1, 2004      January 31, 2004
                           -----------      ----------------
Working capital            $   455,259      $        441,583
                           ===========      ================

Capitalization:
  Shareholders' equity     $   874,429      $        857,765
                           ===========      ================

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $78.7 million for the thirteen weeks ended May 1, 2004 versus $24.3 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization and by decreases in inventories and increases in lessor construction allowances and accrued expenses. Uses of cash primarily consisted of increased cash outflows in income taxes payable, accounts payable and other assets and liabilities.

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

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process and purchases of marketable securities. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of May 1, 2004, the Company held $486.1 million of marketable securities with original maturities of greater than 90 days.

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

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

                                 May 1, 2004                       May 3, 2003
                        -----------------------------     -----------------------------
                          Number        Gross Square        Number        Gross Square
                        of Stores     Feet (thousands)    of Stores     Feet (thousands)
                        ---------     ---------------     ---------     ---------------
Abercrombie & Fitch        359             3,169             342              3,053
abercrombie                170               750             165                731
Hollister                  177             1,146              95                608
                           ---             -----             ---              -----
Total                      706             5,065             602              4,392
                           ===             =====             ===              =====

Capital Expenditures and Landlord Construction Allowances

Capital expenditures totaled $41.3 million and $25.1 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $11.9 million in the first quarter of the 2004 and increased $10.8 million in the first quarter of 2003. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

Construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $8.5 million and $8.7 million in construction allowances during the first quarters of the 2004 and 2003 fiscal years, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases".

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

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $635,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $300,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $510,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $115,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $615,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $215,000 per store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its Credit Agreement to support operations.

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in Item 8 of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (Note 3). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q/A or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q/A or otherwise made by management:

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

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q/A will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of May 1, 2004 has not significantly changed since January 31, 2004. The Company's market risk profile as of January 31, 2004 is disclosed in "Item 7A - Quantitative and Qualitative Disclosures about Market Risk" of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-l5(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company's management, with the participation of the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. The evaluation included consideration of facts and circumstances surrounding corrections of the Company's lease accounting practices. These corrections resulted in the restatement of the Company's consolidated financial statements as of May 1,2004 and January 31, 2004 and for the interim periods ended May 1, 2004 and May 3, 2003 as described in Note 2:
"Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A. As a result of the restatements and the related material weakness discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 1,2004, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company's management has concluded that the restated consolidated financial statements included in this report present fairly, in all material respects the Company's financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 1, 2004, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to identify and properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's consolidated financial statements as of May 1, 2004 and January 31, 2004. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and that internal control over financial reporting was not effective as of May 1, 2004.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession of the property and the commencement date of the lease. The Company implemented controls to ensure that all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

Other than the foregoing, there have been no changes in the Company's internal control over financial reporting that occurred since May 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company does not believe it is feasible to predict the outcome of the legal proceedings described above and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

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

(b) Not applicable

(c) Not applicable

(d) Not applicable

(e) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended May 1, 2004:

                                                            Total Number of
                             Total                          Shares Purchased      Maximum Number
                           Number of        Average       as Part of Publicly   of Shares that May
                           Shares          Price Paid         Announced          Yet be Purchased
        Period             Purchased       Per Share           Program          under the Program(1)
----------------------     ---------       ----------     -------------------   -------------------
February 1 through 28,
2004                          11,804 (2)    $     -                  -                599,000
February 29, 2004
through April 3, 2004        599,000        $ 31.11            599,000                      -
April 4 through May 1,
2004                               -        $     -                  -                      -
                           ---------        -------            -------                -------
Total                        599,000        $ 31.11            599,000                      -
                           =========        =======            =======                =======

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

                        Votes For      Votes Withheld      Broker Non-Votes
                       ----------      --------------     -----------------
John A. Golden         78,696,917         8,713,207              -
Seth R. Johnson        59,626,443        27,783,681              -
Edward F. Limato       84,308,567         3,101,557              -

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

            3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only]

4.    Instruments Defining the Rights of Security Holders.

            4.1 Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent and Lead Arranger (the "Credit Agreement"), incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

            4.2 Guarantee Agreement, dated as of November 14, 2002, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as Administrative Agent for the Lenders party to the Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated November 26, 2002. (File No. 1-12107)

            4.3 First Amendment and Waiver, dated as of January 26, 2004, to the Credit Agreement, dated as of November 14, 2002, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.3 to A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (File No. 1-12107)

            4.4 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

            4.5 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

            4.6 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

            4.7 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001. (File No. 1-12107)

10.   Material Contracts.

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

                                            ABERCROMBIE & FITCH CO.

Date:    April 11, 2005                     By /s/ SUSAN J. RILEY
                                               ---------------------------------
                                               Susan J. Riley,
                                               Senior Vice President - Chief
                                               Financial Officer

* Ms. Riley has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX

Exhibit No.    Document

  *3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of
               Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004

  *3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only]


  *10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F

  *10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm

   31.1        Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
               Officer)

   31.2        Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
               Officer)

   32 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)


  * Exhibit was previously filed with the original filing of this Quarterly Report on Form 10-Q on June 9, 2004.