Form 10-Q/A
period 2004-07-31
ABERCROMBIE & FITCH CO /DE/
filed 2005-04-12
CIK 1018840

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

For the transition period from _______________ to _______________

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     31-1469076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           6301 Fitch Path, New Albany, OH                      43054
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code        (614)283-6500

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock                        Outstanding at September 3, 2004
--------------------                        --------------------------------
   $.01 Par Value                                   94,557,496 Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued condensed consolidated financial statements of Abercrombie & Fitch Co. (the "Company") for the quarterly period ended July 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on September 9, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's condensed consolidated financial statements as of July 31, 2004 and January 31, 2004 and for the interim periods ended July 31, 2004 and August 2, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended July 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of July 31, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
Part I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Statements of Income - (Restated)
         Thirteen and Twenty-Six Weeks Ended
            July 31, 2004 and August 2, 2003.....................................     4

      Condensed Consolidated Balance Sheets - (Restated)
            July 31, 2004 and January 31, 2004...................................     5

      Condensed Consolidated Statements of Cash Flows - (Restated)
         Twenty-Six Weeks Ended
            July 31, 2004 and August 2, 2003.....................................     6

      Notes to Condensed Consolidated Financial Statements - (Restated) .........     7

      Report of Independent Registered Public Accounting Firm....................    17

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations......................    18

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk .........    32

   Item 4.   Controls and Procedures.............................................    33

Part II. Other Information

   Item 1.   Legal Proceedings...................................................    35

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ........    38

   Item 6.   Exhibits and Reports on Form 8-K....................................    39

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                              Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                             ----------------------    ----------------------
                                              July 31,    August 2,     July 31,    August 2,
                                               2004         2003          2004         2003
                                             ---------    ---------    ---------    ---------
                                                          (Restated, See Note 2)
NET SALES
                                             $ 401,346    $ 355,719    $ 813,276    $ 702,442

  Cost of Goods Sold, Occupancy and Buying
  Costs                                        219,703      211,869      466,642      430,014
                                             ---------    ---------    ---------    ---------

GROSS INCOME                                   181,643      143,850      346,634      272,428

  General, Administrative and Store
  Operating Expenses                           112,881       88,716      231,150      176,614
                                             ---------    ---------    ---------    ---------

OPERATING INCOME                                68,762       55,134      115,484       95,814

  Interest Income, Net                          (1,358)        (861)      (2,343)      (1,852)
                                             ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                      70,120       55,995      117,827       97,666

  Provision for Income Taxes                    27,232       21,467       45,622       37,353
                                             ---------    ---------    ---------    ---------

NET INCOME                                   $  42,888    $  34,528    $  72,205    $  60,313
                                             =========    =========    =========    =========

NET INCOME PER SHARE:

BASIC                                        $    0.45    $    0.36    $    0.76    $    0.62
                                             =========    =========    =========    =========
DILUTED                                      $    0.44    $    0.34    $    0.74    $    0.60
                                             =========    =========    =========    =========

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                           95,306       97,186       95,010       97,410
                                             =========    =========    =========    =========
DILUTED                                         97,590      100,128       97,118      100,542
                                             =========    =========    =========    =========

DIVIDENDS PER SHARE                          $    0.25    $    0.00    $    0.38    $    0.00
                                             ---------    ---------    ---------    ---------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                  July 31,     January 31,
                                                   2004           2004
                                                -----------    -----------
                                                  (Restated, See Note 2)
ASSETS

CURRENT ASSETS:

  Cash and Equivalents                          $    66,448    $    56,373
  Marketable Securities                             515,700        464,700
  Receivables                                        16,083          7,197
  Inventories                                       199,055        170,703
  Store Supplies                                     32,964         29,993
  Other                                              24,953         23,689
                                                -----------    -----------

TOTAL CURRENT ASSETS                                855,203        752,655

PROPERTY AND EQUIPMENT, NET                         646,198        630,022

OTHER ASSETS                                            444            552
                                                -----------    -----------

TOTAL ASSETS                                    $ 1,501,845    $ 1,383,229
                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable & Outstanding Checks         $   137,429    $    91,364
  Accrued Expenses                                  180,438        163,389
  Deferred Lease Credits                             30,088         26,627
  Income Taxes Payable                               12,698         29,692
                                                -----------    -----------

TOTAL CURRENT LIABILITIES                           360,653        311,072

DEFERRED INCOME TAXES                                38,809         31,236

LONG-TERM DEFERRED LEASE CREDITS                    152,581        154,768

OTHER LONG-TERM LIABILITIES                          27,526         28,388

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value:
   150,000,000 shares authorized,
   103,300,000 shares outstanding at
   July 31, 2004 and January 31, 2004,
   respectively                                       1,033          1,033
  Paid-In Capital                                   141,977        139,139
  Retained Earnings                                 942,593        906,085
                                                -----------    -----------

                                                  1,085,603      1,046,257
  Less:  Treasury Stock, at Average Cost,
   7,526,754 and 8,692,501 shares at July 31,
   2004 and January 31, 2004, respectively         (163,327)      (188,492)
                                                -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                          922,276        857,765
                                                -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,501,845    $ 1,383,229
                                                ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                      Twenty-Six Weeks Ended
                                                    --------------------------
                                                      July 31,       August 2,
                                                        2004           2003
                                                    -------------  -----------
                                                      (Restated, See Note 2)
OPERATING ACTIVITIES:
  Net Income                                        $    72,205    $    60,313

  Impact of Other Operating Activities on Cash
  Flows:
     Depreciation and Amortization                       51,534         42,246
     Amortization of Deferred Lease Credits             (14,750)       (11,506)
     Loss on Retirement of Property and Equipment           518              -
     Noncash Charge for Deferred Compensation             5,224          2,669
     Deferred Taxes                                       3,641         12,156
     Lessor Construction Allowances                      16,883         17,210
  Changes in Assets and Liabilities:
      Inventories                                       (21,839)       (37,868)
      Accounts Payable and Accrued Expenses              50,355         17,503
      Income Taxes                                       (1,950)       (13,766)
      Other Assets and Liabilities                      (13,993)          (209)
                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               147,828         88,748
                                                    -----------    -----------

INVESTING ACTIVITIES:
  Capital Expenditures                                  (83,345)       (66,533)
  Purchases of Marketable Securities                 (2,472,870)    (1,812,745)
  Proceeds from Sale of Marketable Securities         2,421,870      1,862,445
                                                    -----------    -----------

NET CASH USED FOR INVESTING ACTIVITIES                 (134,345)       (16,833)
                                                    -----------    -----------

FINANCING ACTIVITIES:
  Change in Cash Overdraft                                8,326          2,937
  Purchases of Treasury Stock                           (18,634)       (51,246)
  Dividends Paid                                        (23,726)             -
  Stock Option Exercises and Other                       30,626         13,183
                                                    -----------    -----------

NET CASH USED FOR FINANCING ACTIVITIES                   (3,408)       (35,126)
                                                    -----------    -----------

NET INCREASE IN CASH AND EQUIVALENTS                     10,075         36,789
  Cash and Equivalents, Beginning of Year                56,373         43,355
                                                    -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                 $    66,448    $    80,144
                                                    ===========    ===========

SIGNIFICANT NONCASH INVESTING ACTIVITIES:
  Change in Accrual for Construction in Progress    $       859    ($      772)
                                                    ===========    ===========

SIGNIFICANT NONCASH FINANCING ACTIVITIES:
  Declaration of Cash Dividend to be Paid           $    11,972              -
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

      In addition, the Company has historically recognized the straight line rent expense for leases beginning on the commencement date of the lease rather than on the date when the Company takes possession. This approach had the effect of excluding the build-out period of the Company's stores from the calculation of the period over which it expenses rent. The build-out period is generally three to four months prior to store opening date. Excluding tax impacts, the effect of the revised accounting for rent holidays requires the Company to increase accrued expenses and adjust retained earnings on the consolidated balance sheets, as well as correct amortization in cost of goods sold, occupancy and buying costs in the consolidated statements of income.

      The cumulative effect of these accounting changes is a reduction of retained earnings of $11.0 million as of the beginning of fiscal 2001 and decreases to retained earnings of $2.1 million, $181 thousand and $272 thousand as of the end of the fiscal years 2001, 2002 and 2003, respectively.

      The following is a summary of the effects of these changes on the Company's consolidated balance sheets as of July 31, 2004 and January 31, 2004, as well as the effect of these changes on the Company's consolidated statements of income and cash flows for the fiscal quarter ended July 31, 2004 and August 2, 2003 (thousands, except per share amounts):

                        Consolidated Statements of Income

                                                  As Previously
                                                    Reported       Adjustments   As Restated
                                                  -------------    -----------   -----------
Thirteen weeks ended July 31, 2004
Cost of Goods Sold, Occupancy and Buying Costs       $219,758      $  (55)         $219,703
Gross Income                                          181,588          55           181,643
Operating Income                                       68,707          55            68,762
Income Before Income Taxes                             70,065          55            70,120
Provision for Income Taxes                             27,210          22            27,232
Net Income                                             42,855          33            42,888
Net Income Per Share - Basic                         $   0.45      $    -          $   0.45
Net Income Per Share - Diluted                       $   0.44      $    -          $   0.44

Twenty-six weeks ended July 31, 2004
Cost of Goods Sold, Occupancy and Buying Costs       $466,098      $  544          $466,642
Gross Income                                          347,178        (544)          346,634
Operating Income                                      116,028        (544)          115,484
Income Before Income Taxes                            118,371        (544)          117,827
Provision for Income Taxes                             45,840        (218)           45,622
Net Income                                             72,531        (326)           72,205
Net Income Per Share - Basic                         $   0.76      $    -          $   0.76
Net Income Per Share - Diluted                       $   0.75      $(0.01)         $   0.74

Thirteen weeks ended August 2, 2003
Cost of Goods Sold, Occupancy and Buying Costs       $211,386      $  483          $211,869
Gross Income                                          144,333        (483)          143,850
Operating Income                                       55,617        (483)           55,134
Income Before Income Taxes                             56,478        (483)           55,995
Provision for Income Taxes                             21,660        (193)           21,467
Net Income                                             34,818        (290)           34,528
Net Income Per Share - Basic                         $   0.36      $    -          $   0.36
Net Income Per Share - Diluted                       $   0.35      $(0.01)         $   0.34

Twenty-six weeks ended August 2, 2003
Cost of Goods Sold, Occupancy and Buying Costs       $429,921      $   93          $430,014
Gross Income                                          272,521         (93)          272,428
Operating Income                                       95,907         (93)           95,814
Income Before Income Taxes                             97,759         (93)           97,666
Provision for Income Taxes                             37,390         (37)           37,353
Net Income                                             60,369         (56)           60,313
Net Income Per Share - Basic                         $   0.62      $    -          $   0.62
Net Income Per Share - Diluted                       $   0.60      $    -          $   0.60

                           Consolidated Balance Sheets

                                                     As Previously
                                                       Reported      Adjustments      As Restated
                                                     -------------   -----------      -----------
July 31, 2004
Property and Equipment, Net                           $  460,254      $ 185,944       $  646,198
Total Assets                                           1,315,901        185,944        1,501,845
Accrued Expenses                                         154,133         26,305          180,438
Deferred Lease Credits                                         -         30,088           30,088
Income Taxes Payable                                      35,255        (22,557)          12,698
Total Current Liabilities                                326,817         33,836          360,653
Deferred Income Taxes                                     25,464         13,345           38,809
Long-Term Deferred Lease Credits                               -        152,581          152,581
Retained Earnings                                        956,411        (13,818)         942,593
Total Shareholders' Equity                               936,094        (13,818)         922,276
Total Liabilities and Shareholders' Equity             1,315,901        185,944        1,501,845

January 31, 2004
Property and Equipment, Net                           $  445,956      $ 184,066       $  630,022
Total Assets                                           1,199,163        184,066        1,383,229
Accrued Expenses                                         138,232         25,157          163,389
Deferred Lease Credits                                         -         26,627           26,627
Income Taxes Payable                                      50,406        (20,714)          29,692
Total Current Liabilities                                280,002         31,070          311,072
Deferred Income Taxes                                     19,516         11,720           31,236
Long-Term Deferred Lease Credits                               -        154,768          154,768
Retained Earnings                                        919,577        (13,492)         906,085
Total Shareholders' Equity                               871,257        (13,492)         857,765
Total Liabilities and Shareholders' Equity             1,199,163        184,066        1,383,229

                     Consolidated Statements of Cash Flows

                                                       As Previously
                                                        Reported (1)    Adjustments    As Restated
                                                       -------------    -----------    -----------
Twenty-six weeks ended July 31, 2004
Net Cash Provided by Operating Activites                 $ 130,945       $ 16,883       $ 147,828
Net Cash Used for Investing Activites                     (117,462)       (16,883)       (134,345)

Twenty-six weeks ended August 2, 2003
Net Cash Provided by Operating Activites                 $  71,538       $ 17,210       $  88,748
Net Cash Provided by (Used for) Investing Activites            377        (17,210)        (16,833)

(1) The "As Previously Reported" amounts for "Net Cash Used for Investing Activities" have been adjusted to account for the effects of reclassification of certain securities, as discussed below.

      Further, the Company concluded that it was appropriate to classify our investments in auction rate municipal bonds as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of July 31, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents.

      As of July 31, 2004 and January 31, 2004, $505.7 million and $454.7 million, respectively, of these investments were classified as cash and equivalents on the consolidated balance sheets. These balances are in addition to the marketable securities balances previously reported.

      For the twenty-six weeks ended July 31, 2004 and August 2, 2003, net cash (used for) provided by investing activities related to these investments of ($51.0) million and $39.7 million, respectively, were included in cash and equivalents in our consolidated statements of cash flows. These investing activities related to marketable securities are in addition to those previously reported.

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

(Thousands except per share amounts)

                                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                     ------------------------    ------------------------
                                      July 31,      August 2,     July 31,      August 2,
                                        2004          2003          2004           2003
                                     ----------    ----------    ----------    ----------
Net income:

 As reported                         $   42,888    $   34,528    $   72,205    $   60,313

 Stock-based compensation expense
 included in reported net income,
 net of tax                               1,807           854         2,971         1,650

 Stock-based compensation expense
 determined under fair value
 based method, net of tax(1)             (6,878)       (7,037)      (13,049)      (13,923)
                                     ----------    ----------    ----------    ----------

 Pro forma                           $   37,817    $   28,345    $   62,127    $   48,040
                                     ==========    ==========    ==========    ==========

 Basic earnings per share:
     As reported                     $     0.45    $     0.36    $     0.76    $     0.62
     Pro forma                       $     0.40    $     0.29    $     0.65    $     0.49

 Diluted earnings per share:
     As reported                     $     0.44    $     0.34    $     0.74    $     0.60
     Pro forma                       $     0.39    $     0.29    $     0.64    $     0.48

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

4.    EARNINGS PER SHARE

      Weighted-Average Shares Outstanding (in thousands):

                                                         Thirteen Weeks Ended
                                                    -----------------------------
                                                    July 31, 2004   August 2,2003
                                                    -------------   -------------
Shares of Class A Common Stock issued                  103,300        103,300
Treasury shares                                         (7,994)        (6,114)
                                                       -------        -------
Basic shares                                            95,306         97,186

Dilutive effect of options and restricted shares         2,284          2,942
                                                       -------        -------
Diluted shares                                          97,590        100,128
                                                       =======        =======

                                                        Twenty-Six Weeks Ended
                                                    -----------------------------
                                                    July 31, 2004   August 2,2003
                                                    -------------   -------------
Shares of Class A Common Stock issued                  103,300        103,300
Treasury shares                                         (8,290)        (5,890)
                                                       -------        -------
Basic shares                                            95,010         97,410

Dilutive effect of options and restricted shares         2,108          3,132
                                                       -------        -------
Diluted shares                                          97,118        100,542
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

6.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (in thousands):

                                                 July 31,        January 31,
                                                   2004            2004
                                               -----------       -----------
Property and equipment, at cost                $ 1,012,947        $ 961,817
Accumulated depreciation and amortization         (366,749)        (331,795)
                                               -----------        ---------

Property and equipment, net                    $   646,198        $ 630,022
                                               ===========        =========

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying restated condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 31, 2004, and the related restated condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 and the restated condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers
Columbus, Ohio
August 10, 2004, except for Note 2, as to which
the date is April 4, 2005

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

In addition, the Company has historically recognized the straight line rent expense for leases beginning on the commencement date of the lease rather than on the date the Company takes possession. This approach had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent. The build-out period is generally three to four months prior to store opening date. Excluding tax impacts, the effect of the revised accounting for rent holidays requires the Company to increase accrued expenses and adjust retained earnings on the consolidated balance sheets, as well as correct amortization in cost of goods sold, occupancy and buying costs in the consolidated statements of income.

The cumulative effect of these accounting changes is a reduction of retained earnings of $11.0 million as of the beginning of fiscal 2001 and decreases to retained earnings of $2.1 million, $181 thousand and $272 thousand as of the end of the fiscal years 2001, 2002 and 2003, respectively.

See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for a summary of the effect of these changes on the Company's consolidated financial statements as of July 31, 2004 and January 31, 2004 and for the fiscal quarters ended July 31, 2004 and August 2, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

In addition, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of July 31, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the twenty-six weeks ended
July 31, 2004 and August 2, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

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

RESULTS OF OPERATIONS

During the second quarter of the 2004 fiscal year, net sales increased 13% to $401.3 million from $355.7 million in the second quarter of the 2003 fiscal year. Operating income improved to $68.8 million in the second quarter of 2004 from $55.1 million in the second quarter of 2003. Net income increased to $42.9 million in the second quarter of 2004 compared to $34.5 million in the second quarter of 2003. Net income per diluted share was $.44 in the second quarter of 2004 compared to $.34 in the second quarter of 2003.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 31, 2004, and August 2, 2003, expressed as a percentage of net sales:

                              Thirteen Weeks Ended   Twenty-Six Weeks Ended
                              ---------------------  ----------------------
                              July 31,    August 2,  July 31,    August 2,
                                2004       2003        2004       2003
                              --------    ---------  --------    ---------
NET SALES                      100.0%      100.0%     100.0%      100.0%
Cost of Goods Sold,
Occupancy and Buying Costs      54.7        59.6       57.4        61.2
                               -----       -----      -----       -----

GROSS INCOME                    45.3        40.4       42.6        38.8
General, Administrative
and Store Operating Expenses    28.1        24.9       28.4        25.1
                               -----       -----      -----       -----

OPERATING INCOME                17.2        15.5       14.2        13.7
Interest Income, Net            (0.3)       (0.2)      (0.3)       (0.3)
                               -----       -----      -----       -----

INCOME BEFORE INCOME TAXES      17.5        15.7       14.5        14.0
Provision for Income Taxes       6.8         6.0        5.6         5.3
                               -----       -----      -----       -----

NET INCOME                      10.7%        9.7%       8.9%        8.7%
                               =====       =====      =====       =====

Financial Summary

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended July 31, 2004 to the comparable period of the 2003 fiscal year:

                                 Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                 ---------------------            ----------------------
                                 July 31,    August 2,     %      July 31,    August 2,     %
                                  2004        2003       Change    2004        2003       Change
                                 --------    ---------   ------   --------    ---------   ------
Net sales (millions)             $   401     $   356       13%    $   813      $  702       16%

Decrease  in comparable
    store sales                       (5)%        (8)%                 (3)%        (7)%

Retail sales increase
    attributable to new
    and remodeled stores,
    magazine, catalogue and
    Web sites                         18%         16%                  19%         16%

Retail sales per average
 gross square foot               $    74     $    76       (3)%   $   150      $  151       (1)%

Retail sales per average
 store (thousands)               $   528     $   554       (5)%   $ 1,071      $1,097       (2)%

Average store size at
 period-end (gross square feet)    7,142       7,261       (2)%

Gross square feet at
 period-end (thousands)            5,192       4,538       14%

Number of stores and
gross square feet by brand

Abercrombie & Fitch:

 Stores at beginning of period       359         342                  357         340
      Opened                           1           6                    5           9
      Closed                          (1)         (2)                  (3)         (3)
                                 -------     -------              -------      ------

 Stores at end of period             359         346                  359         346
                                 =======     =======              =======      ======

 Gross square feet
      (thousands)                  3,164       3,082
                                 =======     =======

abercrombie:

 Stores at beginning of period       170         165                  171         164
      Opened                           1           2                    2           3
      Closed                           -           -                   (2)          -
                                 -------     -------              -------      ------

 Stores at end of period             171         167                  171         167
                                 =======     =======              =======      ======

 Gross square feet
      (thousands)                    754         739

Hollister:

 Stores at beginning of period       177          95                  172          93
      Opened                          20          17                   25          19
      Closed                           -           -                    -           -
                                 -------     -------              -------      ------
 Stores at end of period             197         112                  197         112
                                 -------     -------              -------      ------

   Gross square feet
      (thousands)                  1,274         717
                                 =======     =======

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

Gross income for the second quarter of the 2004 fiscal year was $181.6 million compared to $143.9 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the second quarter of the 2004 fiscal year was 45.3%, up 490 basis points from last year's rate of 40.4%. The increase in gross income rate resulted largely from an increase in initial markup (IMU), partially offset by a higher markdown rate as a percent of net sales. The improved IMU reflects continued progress in sourcing across all businesses, coupled with higher unit retail pricing in Abercrombie & Fitch and abercrombie. The increased markdown rate reflects the Company's strategy to clear merchandise quickly in order to add more items to the selling floor. All three brands had IMU improvements compared to the second quarter of 2003 and are operating at similar margins.

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

Operating Income

Operating income for the second quarter of the 2004 fiscal year increased to $68.8 million from $55.1 million in the 2003 fiscal year second quarter, an increase of 24.9%. The operating income rate (operating income divided by net sales) was 17.2% for the second quarter of the 2004 fiscal year compared to 15.5% for the second quarter of the 2003 fiscal year. The increase in the operating income during the second quarter of fiscal 2004 was a result of higher merchandise margins and higher unit retail pricing in Abercrombie & Fitch and abercrombie, partially offset by higher general, administrative and store operating expenses during the quarter.

Interest Income and Income Tax Expense

Second quarter net interest income was $1.4 million in 2004 compared to $861 thousand last year. The Company continued to invest in tax-free securities. The effective tax rate for the second quarter was 38.8% compared to 38.4% for the 2003 comparable period.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or debt obligations. The contractual obligations of the Company as of July 31, 2004 have not significantly changed from the ones disclosed in A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. There have been changes in the ordinary course of the Company's business during the quarterly period ended July 31, 2004 in the Company's contractual obligations included within both the "operating leases" category and the "purchase obligations and other" category.

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

Year-to-date gross income increased to $346.6 million for the 2004 fiscal year from $272.4 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the period was 42.6%, up 380 basis points from last year's rate of 38.8%. The increase was driven by improvements in IMU across all three brands and increases in average unit retail pricing in Abercrombie & Fitch and abercrombie that were partially offset by increased markdowns, as a percentage of net sales.

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

Operating Income

Year-to-date operating income for the 2004 fiscal year increased to $115.5 million from $95.8 million in the 2003 fiscal year comparable period, an increase of 20.6%. The operating income rate (operating income divided by net sales) was 14.2% for the 2004 year-to-date period compared to 13.7% for the comparable period in the 2003 fiscal year. The increase was primarily due to sales increases due to new stores, higher gross margin and increases in average unit retail pricing in Abercrombie & Fitch and abercrombie, partially offset by higher home office expenses and store expenses.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):


                           July 31,     January 31,
                            2004           2004
                           --------     -----------
Working capital            $494,550      $441,583
                           ========      ========

Capitalization:
  Shareholders' equity     $922,276      $857,765
                           ========      ========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $147.8 million for the twenty-six weeks ended July 31, 2004 versus $88.7 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization and by increases in lessor construction allowances and accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventories and other assets and liabilities.

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

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process and purchases of marketable securities in 2004. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of July 31, 2004, the Company held $515.7 million of marketable securities with original maturities of greater than 90 days.

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

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

                              July 31, 2004                    August 2, 2003
                       -----------------------------    ----------------------------
                         Number       Gross Square        Number      Gross Square
                       of Stores    Feet (thousands)    of Stores   Feet (thousands)
                       ---------    ----------------    ---------   ----------------
Abercrombie & Fitch        359           3,164             346          3,082
abercrombie                171             754             167            739
Hollister                  197           1,274             112            717
                           ---           -----             ---          -----
Total                      727           5,192             625          4,538
                           ===           =====             ===          =====

Capital Expenditures and Landlord Construction Allowances

Capital expenditures totaled $83.3 million and $66.5 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $14.4 million in the first half of 2004 and increased $16.5 million in the first half of 2003. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

Construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, the Company received $16.9 million and $17.2 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases".

The Company anticipates spending $175.0 million to $185.0 million in the 2004 fiscal year for capital expenditures, of which $135.0 million to $145.0 million will be for new/remodel store construction. The balance of the capital expenditures will primarily relate to home office and distribution center projects and other miscellaneous projects.

The Company intends to add approximately 700,000 gross square feet of store space in the 2004 fiscal year, which will represent a 14% increase over year-end 2003. It is anticipated the increase will result from the addition of approximately 12 new Abercrombie & Fitch stores, 9 new abercrombie stores and 85 new Hollister stores. In addition, earlier in the year the Company announced plans for a new lifestyle brand that will target an older customer than its current brands. The Company expects to open four test stores by the end of September 2004. Additionally, the Company plans to remodel 10 to 15 Abercrombie & Fitch stores.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $605,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $510,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $587,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q/A or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading "RISK FACTORS" in "ITEM 1. BUSINESS" of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, in some cases have affected and in the future could affect the Company's financial performance and could cause actual results for the 2004 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q/A or otherwise made by management:

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

The Company's management, with the participation of the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. The evaluation included consideration of facts and circumstances surrounding corrections of the Company's lease accounting practices. These corrections resulted in the restatement of the Company's consolidated financial statements as of July 31, 2004 and January 31, 2004 and for the interim periods ended July 31, 2004 and August 2, 2003, as described in
Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A. As a result of the restatements and the related material weakness discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that, as of July 31, 2004, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company's management has concluded that the restated consolidated financial statements included in this report present fairly, in all material respects the Company's financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of July 31, 2004, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to identify and properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's consolidated financial statements as of July 31, 2004 and January 31, 2004. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and that internal control over financial reporting was not effective as of July 31, 2004.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date Company takes possession of the property and the commencement date of the lease. The Company implemented controls to ensure that all future leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

Other than the foregoing, there have been no changes in the Company's internal control over financial reporting that occurred since July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended July 31, 2004:

                                                        Shares Purchased       Maximum Number
                          Total                            as Part of        of Shares that May
                        Number of       Average             Publicly          Yet be Purchased
                         Shares        Price Paid       Announced Plans      under the Plans or
      Period            Purchased       per Share          or Program           Programs (1)
-------------------     ---------      ----------       ----------------     ------------------
May 2 through May
29, 2004                               $                         -                            -
May 30 through July
3, 2004                    113 (2)     $ 37.12 (2)               -                            -
July 4 through July
31, 2004                        -      $                         -                    6,000,000
                        ---------      ----------       ----------------     -------------------
Total                      113 (2)     $ 37.12 (2)               -                    6,000,000
                        =========      ==========       ================     ==================

(1) The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F's publicly announced stock purchase authorizations. As disclosed in A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended May 1, 2004, during the quarterly period ended May 1, 2004, A&F had repurchased all of the shares of Class A Common Stock which had remained available at that time under the stock repurchase authorization announced on August 8, 2002, and, as a result, that authorization had expired. On July 29, 2004, A&F announced the authorization of the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

(2) Reflects shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted share awards.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.    Certificate of Incorporation and Bylaws.

            3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996. (File No. 1-12107)

            3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. (File No. 1-12107)

            3.3 Certificate of Decrease of Shares Designated as Class B Common Stock of A&F as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

            3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. (File No. 1-12107)

            3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

            3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02
                  of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended May 1, 2004 (File No. 1-12107)

            3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004) [for SEC reporting compliance purposes only], incorporated herein by reference to Exhibit 3.7 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended May 1, 2004 (File No. 1-12107)

4.    Instruments Defining the Rights of Security Holders.

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

            10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003. (File No. 1-12107)

            10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F, incorporated herein by reference to
                  Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended May 1, 2004 (File No. 1-12107)

            10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert
                  S. Singer), effective May 17, 2004, incorporated herein by reference to Exhibit 10.10 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended May 1, 2004 (File No. 1-12107)

15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.

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

                               ABERCROMBIE & FITCH CO.

Date: April 11, 2005           By   /s/ Susan J. Riley
                               -------------------------------------------------
                               Susan J. Riley,
                               Senior Vice President - Chief Financial Officer

* Ms. Riley has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX

Exhibit No.                                       Document
-----------        ----------------------------------------------------------------------
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