Form 10-Q/A
period 2004-10-30
ABERCROMBIE & FITCH CO /DE/
filed 2005-04-12
CIK 1018840

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

For the transition period from ______________________ to __________________

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

                                 Not Applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock                     Outstanding at December 3, 2004
-----------------------                    -------------------------------
    $.01 Par Value                               87,149,083 Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued condensed consolidated financial statements of Abercrombie & Fitch Co. (the "Company") for the quarterly period ended October 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on December 9, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's condensed consolidated financial statements as of October 30, 2004 and January 31, 2004 and for the interim periods ended October 30, 2004 and November 1, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended October 30, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of October 30, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                             ABERCROMBIE & FITCH CO.

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
Part I. Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Statements of Income - (Restated)
        Thirteen and Thirty-Nine Weeks Ended
           October 30, 2004 and November 1, 2003................................          4

      Condensed Consolidated Balance Sheets - (Restated)
           October 30, 2004 and January 31, 2004................................          5

      Condensed Consolidated Statements of Cash Flows - (Restated)
        Thirty-Nine Weeks Ended
           October 30, 2004 and November 1, 2003................................          6

      Notes to Condensed Consolidated Financial Statements - (Restated).........          7

      Report of Independent Registered Public Accounting Firm...................         18

   Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................         19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........         34

   Item 4.  Controls and Procedures.............................................         35

Part II.   Other Information

   Item 1.  Legal Proceedings...................................................         37

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........         40

   Item 5.  Other Information ..................................................         41

   Item 6.  Exhibits ...........................................................         43

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ABERCROMBIE & FITCH

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                   (Unaudited)

                                           Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                       ---------------------------   ---------------------------
                                       October 30,    November 1,     October 30,    November 1,
                                          2004           2003           2004          2003
                                       ------------   ------------   ------------   ------------
                                                        (Restated, See Note 2)
NET SALES                              $    520,724   $    444,979   $  1,333,999   $  1,147,421

  Cost of Goods Sold, Occupancy and
   Buying Costs                             294,187        261,986        760,830        692,000
                                       ------------   ------------   ------------   ------------

GROSS INCOME                                226,537        182,993        573,169        455,421

  General, Administrative and Store
  Operating Expenses                        164,559        102,415        395,709        279,030
                                       ------------   ------------   ------------   ------------

OPERATING INCOME                             61,978         80,578        177,460        176,391

  Interest Income, Net                       (1,574)          (757)        (3,919)        (2,610)
                                       ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                   63,552         81,335        181,379        179,001

  Provision for Income Taxes                 23,641         31,401         69,263         68,754
                                       ------------   ------------   ------------   ------------

NET INCOME                             $     39,911   $     49,934   $    112,116   $    110,247
                                       ============   ============   ============   ============

NET INCOME PER SHARE:

BASIC                                  $       0.43   $       0.52   $       1.19   $       1.14
                                       ============   ============   ============   ============
DILUTED                                $       0.42   $       0.50   $       1.16   $       1.10
                                       ============   ============   ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC                                        93,449         96,407         94,490         97,076
                                       ============   ============   ============   ============
DILUTED                                      95,351         99,102         96,522        100,095
                                       ============   ============   ============   ============

DIVIDENDS PER SHARE                    $       0.13   $       0.00   $       0.50   $       0.00
                                       ============   ============   ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                   (Unaudited)

                                                 October 30,    January 31,
                                                    2004           2004
                                                ------------   ------------
                                                  (Restated, See Note 2)
ASSETS

CURRENT ASSETS:
  Cash and Equivalents                          $     74,591   $     56,373
  Marketable Securities                              368,815        464,700
  Receivables                                         20,027          7,197
  Inventories                                        209,002        170,703
  Store Supplies                                      35,432         29,993
  Other                                               28,531         23,689
                                                ------------   ------------
TOTAL CURRENT ASSETS                                 736,398        752,655

PROPERTY AND EQUIPMENT, NET                          684,784        630,022

OTHER ASSETS                                           7,840            552
                                                ------------   ------------
TOTAL ASSETS                                    $  1,429,022   $  1,383,229
                                                ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable & Outstanding Checks         $    138,740   $     91,364
  Accrued Expenses                                   227,722        163,389
  Deferred Lease Credits                              30,939         26,627
  Income Taxes Payable                                13,756         29,692
                                                ------------   ------------

TOTAL CURRENT LIABILITIES                            411,157        311,072

DEFERRED INCOME TAXES                                 42,638         31,236

LONG-TERM DEFERRED LEASE CREDITS                     165,626        154,768

OTHER LONG-TERM LIABILITIES                           32,135         28,388

SHAREHOLDERS' EQUITY:
  Class A Common Stock - $.01 par value:
     150,000,000 shares authorized and
     103,300,000 shares issued at October
     30, 2004 and January 31, 2004,
     respectively                                      1,033          1,033
  Paid-In Capital                                    141,656        139,139
  Retained Earnings                                  971,336        906,085
                                                ------------   ------------
                                                   1,114,025      1,046,257

   Less: Treasury Stock, at Average Cost,
      12,744,016 and 8,692,501 shares at
      October 30, 2004 and January 31, 2004,
      respectively                                  (336,559)      (188,492)
                                                ------------   ------------

TOTAL SHAREHOLDERS' EQUITY                           777,466        857,765
                                                ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  1,429,022   $  1,383,229
                                                ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ABERCROMBIE & FITCH

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                  Thirty-Nine Weeks Ended
                                                ---------------------------
                                                 October 30,   November 1,
                                                    2004           2003
                                                ------------   ------------
                                                   (Restated, See Noted)
OPERATING ACTIVITIES:
  Net Income                                    $    112,116   $    110,247

  Impact of Other Operating Activities on
    Cash Flows:
   Depreciation and Amortization                      76,989         64,480
   Amortization of Deferred Lease Credits            (22,546)       (18,095)
   Loss on Retirement of Property and
    Equipment                                          2,553              -
   Non-cash Charge for Deferred Compensation           7,670          4,083
   Deferred Taxes                                     (9,983)        11,731
   Lessor Construction Allowances                     35,028         36,122
  Changes in Assets and Liabilities:
     Inventories                                     (31,147)       (49,875)
     Accounts Payable and Accrued Expenses            91,689         22,043
     Income Taxes                                     17,285         (7,340)
     Other Assets and Liabilities                    (24,492)           167
                                                ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            255,162        173,563
                                                ------------   ------------

INVESTING ACTIVITIES:
  Capital Expenditures Including Capital
   Lease Obligations                                (141,071)      (119,753)
  Purchases of Marketable Securities              (3,630,880)    (2,731,842)
  Proceeds from Sale of Marketable
   Securities                                      3,726,765      2,776,096
                                                ------------   ------------

NET CASH USED FOR INVESTING ACTIVITIES               (45,186)       (75,499)
                                                ------------   ------------

FINANCING ACTIVITIES:
  Change in Cash Overdraft                             8,518         (1,686)
  Stock Option Exercises and Other                    33,162         18,162
  Purchases of Treasury Stock                       (197,892)       (68,746)
  Dividends Paid                                     (35,546)             -
                                                ------------   ------------

NET CASH USED FOR FINANCING ACTIVITIES              (191,758)       (52,270)
                                                ------------   ------------
NET INCREASE IN CASH AND EQUIVALENTS                  18,218         45,794
  Cash and Equivalents, Beginning of Year             56,373         43,355
                                                ------------   ------------

CASH AND EQUIVALENTS, END OF PERIOD             $     74,591   $     89,149
                                                ============   ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
  Change in Accrual for Construction in
   Progress                                    ($      7,295)  $     24,921
                                                ============   ============

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
  Declaration of Cash Dividend to be Paid       $     11,319              -
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

   The following is a summary of the effects of these changes on the Company's consolidated balance sheets as of October 30, 2004 and January 31, 2004, as well as the effect of these changes on the Company's consolidated statements of income and cash flows for the fiscal quarter ended October 30, 2004 and November 1, 2003 (thousands, except per share amounts):

                       Consolidated Statements of Income

                                                As Previously
                                                  Reported       Adjustments     As Restated
                                                -------------   -------------   -------------
Thirteen weeks ended October 30, 2004
Cost of Goods Sold, Occupancy and
 Buying Costs                                   $     293,888   $         299   $     294,187
Gross Income                                          226,836            (299)        226,537
Operating Income                                       62,277            (299)         61,978
Income Before Income Taxes                             63,851            (299)         63,552
Provision for Income Taxes                             23,760            (119)         23,641
Net Income                                             40,091            (180)         39,911
Net Income Per Share - Basic                    $        0.43   $           -   $        0.43
Net Income Per Share - Diluted                  $        0.42   $           -   $        0.42

Thirty-nine weeks ended October 30, 2004
Cost of Goods Sold, Occupancy and
 Buying Costs                                   $     759,987   $         843   $     760,830
Gross Income                                          574,012            (843)        573,169
Operating Income                                      178,303            (843)        177,460
Income Before Income Taxes                            182,222            (843)        181,379
Provision for Income Taxes                             69,600            (337)         69,263
Net Income                                            112,622            (506)        112,116
Net Income Per Share - Basic                    $        1.19   $           -   $        1.19
Net Income Per Share - Diluted                  $        1.17   $       (0.01)  $        1.16

Thirteen weeks ended November 1, 2003
Cost of Goods Sold, Occupancy and
 Buying Costs                                   $     261,114   $         872   $     261,986
Gross Income                                          183,865            (872)        182,993
Operating Income                                       81,450            (872)         80,578
Income Before Income Taxes                             82,207            (872)         81,335
Provision for Income Taxes                             31,750            (349)         31,401
Net Income                                             50,457            (523)         49,934
Net Income Per Share - Basic                    $        0.52   $           -   $        0.52
Net Income Per Share - Diluted                  $        0.51   $       (0.01)  $        0.50

Thirty-nine weeks ended November 1, 2003
Cost of Goods Sold, Occupancy and
 Buying Costs                                   $     691,035   $         965   $     692,000
Gross Income                                          456,386            (965)        455,421
Operating Income                                      177,356            (965)        176,391
Income Before Income Taxes                            179,966            (965)        179,001
Provision for Income Taxes                             69,140            (386)         68,754
Net Income                                            110,826            (579)        110,247
Net Income Per Share - Basic                    $        1.14   $           -   $        1.14
Net Income Per Share - Diluted                  $        1.11   $       (0.01)  $        1.10

                          Consolidated Balance Sheets

                                                As Previously
                                                  Reported       Adjustments     As Restated
                                                -------------   -------------   -------------
October 30, 2004
Property and Equipment, Net                     $     484,163   $     200,621   $     684,784
Total Assets                                        1,228,401         200,621       1,429,022
Accrued Expenses                                      200,337          27,385         227,722
Deferred Lease Credits                                      -          30,939          30,939
Income Taxes Payable                                   37,086         (23,330)         13,756
Total Current Liabilities                             376,163          34,994         411,157
Deferred Income Taxes                                  28,640          13,998          42,638
Long-Term Deferred Lease Credits                            -         165,626         165,626
Retained Earnings                                     985,333         (13,997)        971,336
Total Shareholders' Equity                            791,463         (13,997)        777,466
Total Liabilities and
 Shareholders' Equity                               1,228,401         200,621       1,429,022

January 31, 2004
Property and Equipment, Net                     $     445,956   $     184,066   $     630,022
Total Assets                                        1,199,163         184,066       1,383,229
Accrued Expenses                                      138,232          25,157         163,389
Deferred Lease Credits                                      -          26,627          26,627
Income Taxes Payable                                   50,406         (20,714)         29,692
Total Current Liabilities                             280,002          31,070         311,072
Deferred Income Taxes                                  19,516          11,720          31,236
Long-Term Deferred Lease Credits                            -         154,768         154,768
Retained Earnings                                     919,577         (13,492)        906,085
Total Shareholders' Equity                            871,257         (13,492)        857,765
Total Liabilities and
 Shareholders' Equity                               1,199,163         184,066       1,383,229

                     Consolidated Statements of Cash Flows

                                                As Previously
                                                Reported (1)     Adjustments    As Restated
                                                -------------   -------------   -------------
Thirty-nine weeks ended October 30, 2004
Net Cash Provided by Operating Activites        $     220,134   $      35,028   $     255,162
Net Cash Used for Investing Activites                 (10,158)        (35,028)        (45,186)

Thirty-nine weeks ended November 1, 2003
Net Cash Provided by Operating Activites        $     137,441   $      36,122   $     173,563
Net Cash Used for Investing Activites                 (39,377)        (36,122)        (75,499)

(1) The "As Previously Reported" amounts for "Net Cash Used for Investing Activities" have been adjusted to account for the effects of reclassification of certain securities, as discussed below.

      Further, the Company concluded that it was appropriate to classify our investments in auction rate municipal bonds as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of October 30, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents.

      As of October 30, 2004 and January 31, 2004, $368.8 million and $454.7 million, respectively, of these investments were classified as cash and equivalents on the consolidated balance sheets. These balances are in addition to the marketable securities balances previously reported.

      For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, net cash provided by investing activities related to these investments of $85.9 million and $34.3 million, respectively, were included in cash and equivalents in our consolidated statements of cash flows. These investing activities related to marketable securities are in addition to those previously reported.

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

(Thousands except per share amounts)

                                                       Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                     -------------------------   -------------------------
                                                     October 30,   November 1,   October 30,   November 1,
                                                         2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Net income:
   As reported                                       $    39,911   $    49,934   $   112,116   $   110,247

   Stock-based compensation expense included in
     reported net income, net of tax                       1,424           868         4,361         2,524

   Stock-based compensation expense determined
     under fair value based method, net of tax(1)         (6,564)       (6,918)      (19,481)      (20,575)
                                                     -----------   -----------   -----------   -----------

   Pro forma                                         $    34,771   $    43,884   $    96,996   $    92,196
                                                     ===========   ===========   ===========   ===========

   Basic net income per share:
        As reported                                  $      0.43   $      0.52   $      1.19   $      1.14
        Pro forma                                    $      0.37   $      0.46   $      1.03   $      0.95

   Diluted net income per share:
        As reported                                  $      0.42   $      0.50   $      1.16   $      1.10
        Pro forma                                    $      0.36   $      0.45   $      1.00   $      0.93

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

4.    NET INCOME PER SHARE

Weighted-Average Shares Outstanding (in thousands):

                                                                       Thirteen Weeks Ended
                                                             ----------------------------------------
                                                             October 30, 2004        November 1, 2003
                                                             ----------------        ----------------
Shares of Class A Common Stock issued                            103,300                 103,300
Treasury shares                                                   (9,851)                 (6,893)
                                                                 -------                 -------
Basic shares                                                      93,449                  96,407

Dilutive effect of options and restricted shares                   1,902                   2,695
                                                                 -------                 -------
Diluted shares                                                    95,351                  99,102
                                                                 =======                 =======

                                                                    Thirty-Nine Weeks Ended
                                                             ----------------------------------------
                                                             October 30, 2004        November 1, 2003
                                                             ----------------        ----------------
Shares of Class A Common Stock issued                            103,300                 103,300
Treasury shares                                                   (8,810)                 (6,224)
                                                                 -------                 -------
Basic shares                                                      94,490                  97,076

Dilutive effect of options and restricted shares                   2,032                   3,019
                                                                 -------                 -------
Diluted shares                                                    96,522                 100,095
                                                                 =======                 =======

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

      The inventory reserve for markdowns and valuations was $25.5 million, $5.5 million and $17.2 million at October 30, 2004, January 31, 2004 and November 1, 2003, respectively. The shrink reserve was $3.6 million, $3.3 million and $4.3 million at October 30, 2004, January 31, 2004 and November 1, 2003, respectively. The inventory valuations at January 31, 2004, reflect adjustments for inventory markdowns for the end of the season.

6.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (in thousands):

                                            October 30,    January 31,
                                               2004           2004
                                            -----------    -----------
Property and equipment, at cost             $ 1,071,444    $   961,817
Accumulated depreciation and amortization      (386,660)      (331,795)
                                            -----------    -----------

Property and equipment, net                 $   684,784    $   630,022
                                            ===========    ===========

7.    INCOME TAXES

      The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, approximated $62.3 million and $64.7 million, respectively.

8.    LONG-TERM DEBT

      The Company entered into a $250 million syndicated unsecured credit agreement (the "Credit Agreement") on November 14, 2002. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement is due to expire on November 14, 2005. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternate Base Rate," or a LIBOR Rate. Facility fees payable under the Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 800% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period and currently accrues at .225% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The Credit Agreement also contains financial covenants requiring a minimum ratio, on a consolidated basis, of EBITDAR for the trailing four-fiscal-quarter period to the sum of interest expense and minimum rent for such period, as well as a maximum leverage ratio.

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

      On November 8, 2004, the Company executed a letter of intent to enter into an amended credit agreement that will replace the Credit Agreement (see
      Note 11).

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

      In 2003, an action was filed in the U.S. District Court for the Western District of Pennsylvania, in which the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. Recently, the plaintiff amended the complaint and added new named plaintiffs, asserting claims under the laws of six states as well as the Fair Labor Standards Act. The parties are in the process of settling this case and two of the five state court cases described in the immediately preceding paragraph (see Note 12).

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

      In 2003, one lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs in this lawsuit sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling this lawsuit and two related class action employment discrimination lawsuits (see Note 12).

      The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly. During the first quarter of fiscal 2004, the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the purported class action employment discrimination lawsuit described in the preceding paragraph. The monetary terms of the consent decree are described in Note 12.

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

11.   SUBSEQUENT EVENTS

      On November 8, 2004, the Company executed a commitment letter in respect of a contemplated amended and restated credit agreement, (the "Amended Credit Agreement"). The Amended Credit Agreement will mature five years from the date of executing the definitive Amended Credit Agreement. The commitment letter contemplates that the facility fees payable under the Amended Credit Agreement will be based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period and the facility fees are projected to accrue at .175% of the committed amounts per annum. The remaining terms are expected to be largely similar to the current Credit Agreement (see Note
      9).

      In addition to the class action employment discrimination lawsuit described in Note 11, two other class action employment discrimination lawsuits have been filed in the U.S. District Court for the Northern District of California, both on November 8, 2004. One alleges gender (female) discrimination in hiring or employment decisions and seeks, on behalf of the purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the "EEOC") alleging race, ethnicity, and gender (female) discrimination in hiring or employment decisions. The EEOC complaint seeks injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provide that the Company will set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys' fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the thirteen weeks ended October 30, 2004. This is in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the Gonzalez case. The preliminary approval order was signed by Judge Susan Illston of the U.S. District Court for the Northern District of California on November 16, 2004, and that order scheduled a final fairness and approval hearing for April 14, 2005.

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

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying restated condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 30, 2004, and the related restated condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 and the restated condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These interim financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
December 2, 2004, except for Note 2, as to which the date is April 4, 2005

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

Also, historically, the Company had recognized the straight line rent expense for leases beginning on the commencement date of the lease rather than on the date when the Company takes possession, which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent. The build-out period is generally three to four months prior to store opening date. Excluding tax impacts, the effect of the revised accounting for rent holidays requires the Company to increase accrued expenses and adjust retained earnings on the consolidated balance sheets, as well as correct amortization in cost of goods sold, occupancy and buying costs in the consolidated statements of income.

The cumulative effect of these accounting changes is a reduction of retained earnings of $11.0 million as of the beginning of fiscal 2001 and decreases to retained earnings of $2.1 million, $181 thousand and $272 thousand as of the end of the fiscal years 2001, 2002 and 2003, respectively.

See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for a summary of the effect of these changes on the Company's consolidated financial statements as of October 30, 2004 and January 31, 2004 and for the fiscal quarters ended October 30, 2004 and November 1, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

In addition, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of October 30, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirty-nine weeks ended
October 30, 2004 and November 1, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and equivalents. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion on the effects of the change in classification.

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

RESULTS OF OPERATIONS

During the third quarter of the 2004 fiscal year, net sales increased 17% to $520.7 million from $445.0 million in the third quarter of the 2003 fiscal year. Operating income decreased to $62.0 million in the third quarter of 2004 from $80.6 million in the third quarter of 2003. Operating income included a one-time accrual of $32.9 million for the settlement of three related class action employment discrimination lawsuits, which was included in general, administrative and store operating expenses. Net income decreased to $39.9 million in the third quarter of 2004 compared to $49.9 million in the third quarter of 2003. Net income per diluted share was $.42 in the third quarter of 2004 compared to $.50 in the third quarter of 2003. The settlement accrual, net of the related tax effect, reduced reported net income per fully diluted share in the third quarter of the 2004 fiscal year by $.22.

The following data represent the amounts shown in the Company's condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, expressed as a percentage of net sales:

                                               Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                            --------------------------    --------------------------
                                            October 30,    November 1,    October 30,    November 1,
                                               2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------
NET SALES                                     100.0%         100.0%         100.0%         100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                                56.5           58.9           57.0           60.3
                                              -----          -----          -----          -----

GROSS INCOME                                   43.5           41.1           43.0           39.7
General, Administrative and Store
   Operating Expenses                          31.6           23.0           29.7           24.3
                                              -----          -----          -----          -----

OPERATING INCOME                               11.9           18.1           13.3           15.4
Interest Income, Net                           (0.3)          (0.2)          (0.3)          (0.2)
                                              -----          -----          -----          -----

INCOME BEFORE INCOME TAXES                     12.2           18.3           13.6           15.6
Provision for Income Taxes                      4.5            7.1            5.2            6.0
                                              -----          -----          -----          -----

NET INCOME                                      7.7%          11.2%           8.4%           9.6%
                                              =====          =====          =====          =====

Financial Summary

The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 30, 2004, to the comparable periods of the 2003 fiscal year:

                                             Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                           ------------------------                  ------------------------
                                            October       November         %          October       November         %
                                            30, 2004      1, 2003        Change       30, 2004      1, 2003       Change
                                           ----------    ----------    ----------    ----------    ----------   ----------
Net sales (millions)                       $      521    $      445         17%      $    1,334    $    1,147        16%

Increase (decrease)in
    comparable store sales                          1%           (9)%                        (1)%          (8)%

Retail sales increase
    attributable to new and
    remodeled stores, catalogue
    and Web sites                                  16%           15%                         17%           16%

Retail sales per average gross
    square foot                            $       92    $       91          1%      $      240    $      241        nm

Retail sales per average store
    (thousands)                            $      655    $      659         (1)%     $    1,712    $    1,749        (2)%

Average store size at period-end
    (gross square feet)                         7,118         7,233         (2)%            n/a           n/a

Gross square feet at period-end
    (thousands)                                 5,438         4,709         15%             n/a           n/a

Sales statistics per average store

Number of transactions
Abercrombie & Fitch                            10,516        11,997        -12%          32,175        35,644       -10%
abercrombie                                     5,262         5,563         -5%          14,735        15,223        -3%
Hollister                                      13,597        14,008         -3%          39,679        40,660        -2%
RUEHL                                           4,171           n/a                       4,171           n/a

Average transaction value
Abercrombie & Fitch                        $    74.09    $    67.50         10%      $    65.31    $    61.88         6%
abercrombie                                $    63.49    $    60.51          5%      $    55.42    $    54.91         1%
Hollister                                  $    52.39    $    48.68          8%      $    46.98    $    44.70         5%
RUEHL                                      $   107.98           n/a                  $   107.98           n/a

Units per transaction
Abercrombie & Fitch                              2.17          2.21         -2%            2.26          2.25        nm
abercrombie                                      2.78          2.63          6%            2.75          2.74        nm
Hollister                                        2.23          2.19          2%            2.23          2.13         5%
RUEHL                                            2.33           n/a                        2.33           n/a

Average unit value
Abercrombie & Fitch                        $    34.14    $    30.54         12%      $    28.90    $    27.50         5%
abercrombie                                $    22.84    $    23.01         -1%      $    20.15    $    20.04         1%
Hollister                                  $    23.49    $    22.23          6%      $    21.07    $    20.99        nm
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

Gross income for the third quarter of the 2004 fiscal year was $226.5 million compared to $183.0 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the third quarter of the 2004 fiscal year was 43.5%, up 240 basis points from last year's rate of 41.1%. The increase in gross income rate resulted largely from an increase in initial markup (IMU). The improvement in IMU during the third quarter was as a result of higher unit retail pricing in Abercrombie & Fitch and Hollister. All three brands had IMU improvements compared to the third quarter of 2003 and are operating at similar margins.

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

Operating Income

Operating income for the third quarter of the 2004 fiscal year decreased to $62.0 million from $80.6 million in the 2003 fiscal year third quarter, a decrease of 23.1%. The operating income rate (operating income divided by net sales) was 11.9% for the third quarter of the 2004 fiscal year compared to 18.1% for the third quarter of the 2003 fiscal year. The decrease in the operating income during the third quarter of fiscal 2004 was a result of higher general, administrative and store operating expenses during the quarter, partially offset by higher IMU resulting from higher unit retail pricing in Abercrombie & Fitch and Hollister.

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

Year-to-date gross income increased to $573.2 million for the 2004 fiscal year from $455.4 million in the comparable period during the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the period was 43.0%, up 330 basis points from last year's rate of 39.7%. The increase was driven by improvements in IMU across all three brands due to higher average unit retail pricing, especially in Abercrombie & Fitch, which was partially offset by increased markdowns, as a percentage of net sales.

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

Operating Income

Year-to-date operating income for the 2004 fiscal year increased to $177.5 million from $176.4 million in the 2003 fiscal year comparable period, an increase of 1%. The operating income rate (operating income divided by net sales) was 13.3% for the 2004 year-to-date period compared to 15.4% for the comparable period in the 2003 fiscal year. The decrease was primarily due to the accrual for the settlement of three related class action employment discrimination lawsuits, partially offset by sales increases due to new stores, higher gross margin and increases in average unit retail pricing in all three brands.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                       October 30,            January 31,
                                          2004                   2004
                                       -----------            -----------
Working capital                         $325,241               $441,583
                                        ========               ========

Capitalization:
   Shareholders' equity                 $777,466               $857,765
                                        ========               ========

Net cash provided by operating activities, the Company's primary source of liquidity, totaled $255.2 million for the thirty-nine weeks ended October 30, 2004 versus $173.6 million in the comparable period of 2003. Cash was provided primarily by current year net income adjusted for depreciation and amortization, lessor construction allowances and increases in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventories and other assets and liabilities.

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

Cash outflows for investing activities were for capital expenditures (see the discussion in the "Capital Expenditures" section below) related primarily to new stores and construction in process and purchases of marketable securities. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of October 30, 2004, the Company held $368.8 million of marketable securities with original maturities of greater than 90 days.

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

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:


                                                       Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                   -----------------------------        -------------------------------
                                                   October 30,       November 1,        October 30,          November 1,
                                                      2004              2003               2004                 2003
                                                   -----------       -----------        -----------         -----------
Number of stores and gross square feet by brand
Abercrombie & Fitch:

   Stores at beginning of period                        359               346               357                   340
     Opened                                               6                 6                11                    14
     Closed                                              (2)                -                (5)                   (2)
                                                      -----             -----               ---                   ---

   Stores at end of period                              363               352               363                   352
                                                      =====             =====               ===                   ===
   Gross square feet
     (thousands)                                      3,191             3,128
                                                      =====             =====
abercrombie:

   Stores at beginning of period                        171               167               171                   164
     Opened                                               3                 3                 5                     6
     Closed                                               -                 -                (2)                    -
                                                      -----             -----               ---                   ---

   Stores at end of period                              174               170               174                   170
                                                      =====             =====               ===                   ===
   Gross square feet
     (thousands)                                        767               753
                                                      =====             =====
Hollister:

   Stores at beginning of period                        197               112               172                    93
     Opened                                              27                17                52                    36
     Closed                                               -                 -                 -                     -
                                                      -----             -----               ---                   ---

   Stores at end of period                              224               129               224                   129
                                                      =====             =====               ===                   ===
   Gross square feet
     (thousands)                                      1,452               828
                                                      =====             =====
RUEHL

   Stores at beginning of period                          -                 -                 -                     -
     Opened                                               3                 -                 3                     -
     Closed                                               -                 -                 -                     -
                                                      -----             -----               ---                   ---

   Stores at end of period                                3                 -                 3                     -
                                                      =====             =====               ===                   ===
   Gross square feet
     (thousands)                                         28                 -
                                                      =====             =====

Capital Expenditures and Landlord Construction Allowances

Capital expenditures totaled $141.1 million and $119.8 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. Additionally, the non-cash accrual for construction in progress decreased $7.3 million and increased $24.9 million for the thirty-nine week periods ended October 30, 2004, and November 1, 2003, respectively. Capital expenditures related primarily to new store construction, including the non-cash accrual for construction in progress. The balance of capital expenditures related primarily to miscellaneous store remodeling projects.

Construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirty-nine week periods ended October 30, 2004, and November 1, 2003, the Company received $35.0 million and $36.1 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases".

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

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Abercrombie & Fitch stores opened during the 2004 fiscal year will approximate $625,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for abercrombie stores opened during the 2004 fiscal year will approximate $541,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for Hollister stores opened during the 2004 fiscal year will approximate $597,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

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

Critical Accounting Policies and Estimates

The Company's significant and critical accounting policies and estimates can be found in the Notes to Consolidated Financial Statements contained in Item 8 of A&F's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (see Note 3). Additionally, the Company believes that the following policies are critical to the portrayal of the Company's financial condition and results of operations for interim periods.

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

The Company's management, with the participation of the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. The evaluation included consideration of facts and circumstances surrounding corrections of the Company's lease accounting practices. These corrections resulted in the restatement of the Company's consolidated financial statements as of October 30, 2004 and January 31, 2004 and for the interim periods ended October 30, 2004 and November 1, 2003, as described in Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Condensed Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A. As a result of the restatements and the related material weakness discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that, as of October 30, 2004, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness discussed below, the Company's management has concluded that the restated consolidated financial statements included in this report present fairly, in all material respects the Company's financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of October 30, 2004, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to identify and properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's consolidated financial statements as of October 30, 2004 and January 31, 2004. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and that internal controls over financial reporting was not effective as of October 30, 2004.

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

Other than the foregoing, there have been no changes in the Company's internal control over financial reporting that occurred since October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) The following table provides information regarding A&F's purchase of its Class A Common Stock during each fiscal month of the quarterly period ended October 30, 2004:

                                                                 Total Number of             Maximum Number
                                 Total                           Shares Purchased          of Shares that May
                               Number of         Average       as Part of Publicly          Yet be Purchased
                                 Shares         Price Paid       Announced Plans           under the Plans or
     Period                    Purchased        per Share          or Programs              Programs (1), (2)
-----------------              ---------        ---------      -------------------         ------------------
August 1 through
August 28, 2004                1,220,000          $29.17           1,220,000                   4,780,000
August 29 through
October 2, 2004                1,766,500          $32.27           1,766,500                   3,013,500
October 3 through
October 30, 2004               2,370,000          $36.56           2,370,000                     643,500
                               ---------          ------           ---------                   ---------
Total                          5,356,500          $33.47           5,356,500                     643,500
                               =========          ======           =========                   =========

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

ITEM 5. OTHER INFORMATION

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

2. Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004 -- Attached as Exhibit 10.12 is the new form of award agreement to be entered into by A&F in respect of restricted shares to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan which do not require the satisfaction of performance goals to be earned. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form. Grantees may include executive officers of A&F other than Michael S. Jeffries.

3. Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004 - Attached as Exhibit
      10.13 is the new form of award agreement to be entered into by A&F in respect of restricted shares to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan which require the satisfaction of performance goals to be earned. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form. Grantees may include executive officers of A&F other than Michael S. Jeffries.

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

5. Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan November 28, 2004 -- Attached as Exhibit 10.15 is the new form of stock option agreement to be entered into by A&F in respect of nonstatutory stock options granted and to be granted under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form other than the one made to Thomas D. Mendenhall, an executive officer of A&F, on November 29, 2004. Future grantees will include executive officers of A&F.

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

8. Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 -- Attached as
      Exhibit 10.18 is the new form of award agreement to be entered into by A&F in respect of restricted shares granted and to be granted under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. The purpose of the new form of award agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form other than the one made to Thomas D. Mendenhall, an executive officer of A&F, on November 29, 2004. Future grantees may include executive officers of A&F other than Michael S. Jeffries.

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

10. Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 -- Attached as Exhibit 10.20 is the new form of award agreement for nonstatutory stock options to be granted under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form. Grantees will include executive officers of A&F.

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

12. Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004 -- Attached as Exhibit 10.22 is the new form of stock option agreement for nonstatutory stock options to be granted under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors. The purpose of the new form of stock option agreement is to provide further information in respect of the grant consistent with the terms of the Plan. As of the date of this Quarterly Report on Form 10-Q/A, no grants have been evidenced by this new form. Grantees will include non-employee directors of A&F.

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

                                ABERCROMBIE & FITCH CO.

Date: April 11, 2005            By /s/ Susan J. Riley
                                   --------------------------------------------
                                Susan J. Riley,
                                Senior Vice President - Chief Financial Officer

* Ms. Riley has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

                                  EXHIBIT INDEX

Exhibit No.      Document
-----------      ---------------------------------------------------------------
*10.11           Form of Restricted Shares Award Agreement under the 1998
                 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option
                 and Performance Incentive Plan prior to November 28, 2004

*10.12           Form of Restricted Shares Award Agreement (No Performance-Based
                 Goals) under the 1998 Restatement of the Abercrombie & Fitch
                 Co. 1996 Stock Option and Performance Incentive Plan after
                 November 28, 2004

*10.13           Form of Restricted Shares Award Agreement (Performance-Based
                 Goals) under the 1998 Restatement of the Abercrombie & Fitch
                 Co. 1996 Stock Option and Performance Incentive Plan after
                 November 28, 2004

*10.14 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996
                 Stock Option and Performance Incentive Plan prior to
                 November 28, 2004

*10.15 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996
                 Stock Option and Performance Incentive Plan November 28, 2004

*10.16 Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate
                 Directors

*10.17           Form of Restricted Shares Award Agreement under the Abercrombie
                 & Fitch Co. 2002 Stock Plan for Associates prior to
                 November 28, 2004

*10.18           Form of Restricted Shares Award Agreement under the Abercrombie
                 & Fitch Co. 2002 Stock Plan for Associates after November 28,
                 2004

*10.19 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for
                 Associates prior to November 28, 2004


*10.20 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for
                 Associates after November 28, 2004

*10.21           Form of Stock Option Agreement under the Abercrombie & Fitch
                 Co. 2003 Stock Plan for Non-Associate Directors prior to
                 November 28, 2004

*10.22           Form of Stock Option Agreement under the Abercrombie & Fitch
                 Co. 2003 Stock Plan for Non-Associate Directors after November
                 28, 2004

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


31.1             Rule 13a-14(a)/15d-14(a) Certification (Principal Executive
                 Officer)

31.2             Rule 13a-14(a)/15d-14(a) Certification (Principal Financial
                 Officer)

32               Section 1350 Certifications (Principal Executive Officer and
                 Principal Financial Officer)


* Exhibit was previously filed with the original filing of the Quarterly Report on Form 10-Q on December 9, 2004