Form 10-K
period 2005-01-29
ABERCROMBIE & FITCH CO /DE/
filed 2005-04-14
CIK 1018840

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   -----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 1-12107

                             ABERCROMBIE & FITCH CO.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   31-1469076
-------------------------------           -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

6301 Fitch Path, New Albany, Ohio                              43054
---------------------------------------                     -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (614) 283-6500

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
------------------------------------   -----------------------------------------
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

Aggregate market value of the registrant's Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant as of July 31, 2004: $3,523,882,045

Number of shares outstanding of the registrant's common stock as of April 1, 2005: 86,252,527 shares of Class A Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2005 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM  1. BUSINESS.

GENERAL.

Abercrombie & Fitch Co., a Delaware corporation ("A&F"), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the "Company"), is a specialty retailer that operates stores selling casual apparel, such as woven and knit shirts, denim, graphic t-shirts, shorts, personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. As of January 29, 2005, the Company operated 788 stores in the United States.

A&F makes available free of charge, on or through its web site, www.abercrombie.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

A&F has included its web site addresses throughout this filing as textual references only. The information contained on these web sites is not incorporated into this Form 10-K.

DESCRIPTION OF OPERATIONS.

Brands.

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

In 1992, a new management team began repositioning Abercrombie & Fitch as a more fashion-oriented casual apparel business directed at 18 to 22 year-old male and female college students with a youthful lifestyle based on an East Coast heritage and Ivy League traditions. In reestablishing the Abercrombie & Fitch brand, the Company's goal was to combine its historical image for quality with a new emphasis on casual American style and youthfulness.

In 1998, the Company launched abercrombie, a brand based on the tradition of Abercrombie & Fitch that targets 7 to 14 year-old boys and girls. These stores offer distinctly cool fashion-oriented casual apparel for kids.

The Company launched its next brand, Hollister, in 2000. Hollister is a West Coast oriented lifestyle brand targeted at 14 to 18 year-old high school guys and girls that embodies the laid-back California surf lifestyle. Hollister carries casual apparel, personal care and other accessories at lower price points than the Abercrombie & Fitch brand.

The RUEHL brand was launched during Fall 2004. RUEHL targets customers 22 to 35 years old, and the merchandise is a mix of business casual and trendy fashion created to appeal to the modern-minded, post-college customer. The RUEHL concept is based on New York City's Greenwich Village and is displayed in the high-quality clothing, leather goods and lifestyle accessories. The store structure is based on a Greenwich Village townhouse apartment and conveys an aura of sophistication through its creative use of interconnected rooms, fine furniture, lighting, vintage books, photography and cool music.

The Company's brands, Abercrombie & Fitch, abercrombie, Hollister, and RUEHL represent different American lifestyles and are targeted to appeal to consumers who embody or aspire to these lifestyles.

In-store Experience.

The Company views the customer's in-store experience as the primary vehicle for communicating the spirit of each of the brands. The Company uses the visual presentation of the merchandise, the in-store marketing, music, fragrances and the sales associates, or brand representatives, to reinforce the aspirational lifestyles represented by the brands.

At the end of fiscal year 2004, the Company operated 788 stores. The following table shows the changes in the number of retail stores, by brand, operated by the Company for the past five fiscal years:

                                Abercrombie &
                                    Fitch          abercrombie      Hollister      RUEHL      Total
                               ---------------     ------------     ---------      -----      ------
Fiscal 2000
     Beginning of Year                     215               35             -          -         250
        Opened                              50               49             5          -         104
        Closed                               -                -             -          -           -
                               ---------------     ------------     ---------      -----      ------
     End of Year                           265               84             5          -         354
                               ---------------     ------------     ---------      -----      ------
Fiscal 2001
     Beginning of Year                     265               84             5          -         354
        Opened                              45               64            29          -         138
        Closed                              (1)               -             -          -          (1)
                               ---------------     ------------     ---------      -----      ------
     End of Year                           309              148            34          -         491
                               ---------------     ------------     ---------      -----      ------
Fiscal 2002
     Beginning of Year                     309              148            34          -         491
        Opened                              33               19            60          -         112
        Closed                              (2)              (3)           (1)         -          (6)
                               ---------------     ------------     ---------      -----      ------
     End of Year                           340              164            93          -         597
                               ---------------     ------------     ---------      -----      ------
Fiscal 2003
     Beginning of Year                     340              164            93          -         597
        Opened                              19                9            79          -         107
        Closed                              (2)              (2)            -          -          (4)
                               ---------------     ------------     ---------      -----      ------
     End of Year                           357              171           172          -         700
                               ---------------     ------------     ---------      -----      ------
Fiscal 2004
     Beginning of Year                     357              171           172          -         700
        Opened                              16                9            84          4         113
        Closed                             (16)              (9)            -          -         (25)
                               ---------------     ------------     ---------      -----      ------
     End of Year                           357              171           256          4         788
                               ---------------     ------------     ---------      -----      ------

Direct-to-consumer Business.

In 1997, the Company introduced the A&F Quarterly (a catalogue/magazine), which was a lifestyle magazine focused on the college experience, and subsequently added a catalogue format for the Abercrombie & Fitch brand. In December 2003, the Company retired the A&F Quarterly, but continued distributing the Abercrombie & Fitch catalogue.

For the adult Abercrombie & Fitch brand, the Company launched a web-based store featuring lifestyle pieces, such as A&FTV, located at its web site, www.abercrombie.com, in 1998. The abercrombie lifestyle web-based store, www.abercrombiekids.com, was introduced in 2000 and the Hollister lifestyle web-based store, www.hollisterco.com, was established in 2003. Products similar to those carried at individual stores can be purchased through the web sites. Each of the three web sites reinforces the particular brand's lifestyle and is designed to complement the in-store experience.

Since their introduction, aggregate sales at the web-based stores have grown consistently year over year and allowed the Company to broaden its market in and outside of the United States.

Merchandise Suppliers.

During fiscal year 2004, the Company purchased merchandise from approximately 224 factories and suppliers located throughout the world, primarily in Southeast Asia and Central and South America. In fiscal year 2004, the Company did not source more than 5% of its apparel from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in over 35 countries and the United States. Any event causing a sudden disruption in these sourcing operations, either political or financial, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and settled in U.S. dollars.

Distribution and Merchandise Inventory.

Substantially all of the Company's merchandise and related materials are shipped to the Company's distribution center in New Albany, Ohio where the merchandise is received and inspected. Merchandise and related materials are then distributed to the Company's stores using contract carriers.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid inventory turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

Seasonal Business.

The retail apparel market has two principal selling seasons, Spring (first and second quarters) and Fall (third and fourth quarters.) As is generally the case in the apparel industry, the Company experiences its greatest sales activity during the Fall season. This seasonal sales pattern, in which approximately 40% of the Company's sales are realized in the Spring season and 60% in the Fall, results in increased inventory during the Back-to-School and Holiday selling periods. During fiscal year 2004, the highest inventory level approximated $237.6 million at the end of November and the lowest inventory level approximated $149.1 million at the end of May.

Store Operations.

The Company's in-store and point-of-sale marketing are designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that is consistent with the Abercrombie & Fitch, abercrombie, Hollister or RUEHL lifestyle.

The Company's brand representatives and managers are a central element in creating the entertaining, yet comfortable, atmosphere of the stores. In addition to providing a high level of customer service, brand representatives and managers reflect the casual, energetic attitude of the brands.

The Company maintains a uniform appearance throughout the stores for each of its brands in terms of a particular brand's merchandise display and location on the selling floor. Store managers receive detailed store plans designating fixture and merchandise placement to ensure uniform execution of the Company-wide merchandising strategy at the store level. Standardization, by brand, of store design and merchandise presentation also creates cost savings in store furnishings, maximizes usage and productivity of selling space and allows the Company to efficiently open new stores.

Trademarks.

The Abercrombie & Fitch, abercrombie, Hollister Co. and RUEHL trademarks have been registered with the United States Patent and Trademark Office and with the registries of most of the foreign countries in which its manufacturers are located. The Company has also registered or has applied to register certain other trademarks with these registries. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value within the United States. Each registered trademark has a duration of 3 to 20 years, depending on the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

Financial Information about Segments.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company determined its operating segments on the same basis that it uses internally to evaluate performance and allocate resources. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie, Hollister and RUEHL have been aggregated and are reported as one reportable financial segment. The Company aggregates the operating segments because they meet the aggregation criteria set forth in SFAS No. 131. Operating segments may be aggregated for financial reporting purposes if they are similar in each of the following areas: economic characteristics, nature of products, nature of production processes, distribution method and nature of regulatory environment.

Other Information.

Additional information about the Company's business, including its revenues and profits for the last three fiscal years, and gross square footage is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

COMPETITION.

The sale of apparel and personal care products through retail stores and direct-to-consumer business, e-commerce and catalogue sales, is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Fashion, price, service, store location, selection and quality are the principal competitive factors in retail store sales and on-line sales.

The competitive challenges facing the Company include maintaining the aspirational positioning of its brands so that it can maintain its premium pricing position. An additional key challenge is anticipating and quickly responding to changing fashion trends.

ASSOCIATE RELATIONS.

As of January 29, 2005, the Company employed approximately 62,140 associates, none of whom were party to a collective bargaining agreement. Approximately 57,150 of these associates were part-time employees. In addition, temporary associates are hired during peak periods, such as the Holiday season. On average, the Company employed 48,520 associates, approximately 44,240 of whom were part-time, throughout the 2004 fiscal year.

The Company believes its relationship with associates is good. However, in the normal course of business, the Company is party to lawsuits involving a small number of its former and current associates. (See "Legal Proceedings.")

FORWARD-LOOKING STATEMENTS AND RISK FACTORS.

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond its control. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors in some cases have affected and in the future could affect the Company's financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements included in this report or otherwise made by management:

      -     changes in consumer spending patterns and consumer preferences;

      -     the impact of competition and pricing;

      -     disruptive weather conditions;

      -     availability and market prices of key raw materials;

      - currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

      -     availability of suitable store locations on appropriate terms;

      -     ability to develop new merchandise;

      -     ability to hire, train and retain associates; and

      - the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company, or any other person, that its objectives will be achieved. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements.

Because forward-looking statements involve risks and uncertainties, the Company cautions that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company's Business.

The success of the Company's business is dependent upon its senior executive officers closely supervising all aspects of its business, in particular the operation of its stores and the designing of its merchandise. The Company's senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of its brands. If the Company were to lose the benefit of their involvement, in particular the services of Michael S. Jeffries, its Chairman and Chief Executive Officer, Robert S. Singer, its President and Chief Operating Officer, Diane Chang, its Executive Vice President - Sourcing, David L. Leino, its Senior Vice President - Stores and Leslee K. O'Neill, its Executive Vice President - Planning and Allocation, its business could be adversely affected. Competition for such senior executive officers is intense, and the Company cannot be sure that it will be able to attract and retain a sufficient number of qualified senior executive officers in future periods.

Delay in Anticipating, Identifying and Responding to Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company's Profitability to Decline.

The Company's success is largely dependent on its ability to anticipate and gauge the fashion preferences of its consumers, and provide merchandise that satisfies constantly shifting consumer demands in a timely manner. The merchandise must appeal to each brand's corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will be able to continue successfully to anticipate consumer demands in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected, leading to higher markdowns to reduce excess inventory, which, could have a material adverse effect on its financial condition and results of operations.

The Company's Market Share May Be Adversely Impacted at any Time by a Significant Number of Competitors.

The specialty retail industry is highly competitive. The Company competes primarily on the basis of fashion, selection, quality, service, and price. It competes against a diverse group of retailers, including national and local specialty retail stores, traditional department stores and mail-order retailers. The Company faces a variety of competitive challenges, including:

      - anticipating and quickly responding to changing consumer demands and preferences;

      - maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse market segments;

      - developing innovative, high-quality products in colors and styles that appeal to consumers of varying age groups and tastes; and

      -     sourcing merchandise efficiently.

There can be no assurance that the Company will be able to compete successfully in the future.

The Interruption of the Flow of Merchandise from Key International Manufacturers Could Disrupt the Company's Supply Chain.

The Company purchases the majority of its merchandise from outside the United States through arrangements with approximately 176 foreign manufacturers located throughout the world, primarily in Southeast Asia and Central and South America. In addition, many of its domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Southeast Asia and Central and South America or in other regions in which the Company's manufacturers are located could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to imports to the United States include:

      -     the imposition of additional trade law provisions or regulations;

      - the imposition of additional duties, tariffs and other charges on imports and exports;

      -     quotas imposed by bilateral textile agreements;

      -     foreign currency fluctuations;

      -     restrictions on the transfer of funds; and

      -     significant labor disputes, such as dock strikes.

Historically, substantially all of the merchandise the Company imports has been subject to quotas that restrict the quantity of textile or apparel products that can be imported into the United States annually from a given country, and a significant majority of the Company's purchases of such products was from World Trade Organization (WTO) member countries. The United States has agreed, as of January 1, 2005, to a phase out of import quotas for WTO member countries. As a result, the Company should be able freely to import textile and apparel products from WTO member countries, such as China, in which its manufacturers have their manufacturing facilities. At the current time, however, a number of pending applications have been made to U.S. government agencies to delay the elimination of certain quota categories at January 1, 2005. The outcome of these applications, plus other possible efforts to impede the elimination of quotas, could have a significant impact on worldwide sourcing patterns in 2005; however, the extent of this impact, if any, and the possible effect on the Company's purchasing patterns and costs, cannot be determined at this time. In addition, the Company cannot predict whether any of the countries in which its merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to the Company and adversely affect its business, financial condition and results of operations.

The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.

A Decrease in Consumer Spending Could Adversely Impact the Company's Business.

The success of the Company's operations depends to a significant extent upon a number of factors that influence discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, gasoline prices and consumer confidence. In addition, the Company estimates that a material portion of its sales in urban areas are to foreign tourists. As a result, fluctuations in foreign currency exchange rates and strengthening of the U.S. dollar with respect to foreign currencies could result in decreased sales to these consumers. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting the Company's continued growth and results of operations.

The Company's Reliance on a Single Distribution Center Makes It Susceptible to Disruptions at or Adverse Conditions Affecting Its Distribution Center.

The Company's only distribution center for the receipt, storage, sorting, packing and distribution of merchandise to all of its stores and direct consumers is located in New Albany, Ohio. As a result, the Company's operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, demographic and population changes, as well as other unforeseen causes. If the Company's distribution center operations were disrupted, its ability to replace inventory in its stores could be interrupted and sales could be negatively impaired. Any significant interruption in the operation of the Company's distribution center could have a material adverse effect on its financial condition and results of operations.

The Company's Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Leaving Its Operating Results Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.

Historically, the Company's operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end Holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the Back-to-School selling season. The Company's net sales and net income during the first and second fiscal quarters typically are lower due, in part, to the traditional retail slowdown immediately following the year-end Holiday season. As a result of this seasonality, sales during the third and fourth fiscal quarters cannot be used as accurate indicators for the Company's annual results. In addition, any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition and results of operations for the entire year. Also, in order to prepare for the Back-to-School and Holiday shopping seasons, the Company must order and keep in stock significantly more merchandise than it would carry during other parts of the year. Any unanticipated decrease in demand for the Company's products during these peak shopping seasons could require it to sell excess inventory at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability.

The Company Does Not Own or Operate any Manufacturing Facilities and Therefore Depends Upon Independent Third Parties for the Manufacture of All Its Merchandise.

The Company does not own or operate any manufacturing facilities. As a result, the continued success of the Company's operations is tied to its timely receipt of quality merchandise from third-party manufacturers. A manufacturer's inability to ship orders in a timely manner or meet the Company's quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of the Company's brands and negatively impact its competitive position.

The Company's Ability To Attract Customers to Its Stores Depends Heavily on the Success of the Shopping Centers in Which They Are Located.

In order to generate customer traffic, the Company locates many of its stores in prominent locations within successful shopping centers. The Company cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond the Company's control impact shopping center traffic, such as general economic conditions and consumer spending levels. A slowdown in the U.S. economy could negatively affect consumer spending and reduce shopping center traffic. A significant decrease in shopping center traffic would have a material adverse effect on the Company's results of operations. Moreover, as store leases expire from time-to-time, it is possible that the Company may not be able to renew such leases on acceptable terms.

The Company's Reliance on Third Parties to Deliver Merchandise from Its Distribution Center to Its Stores Could Result in Disruptions to Its Business.

The efficient operation of the Company's stores depends on their timely receipt of merchandise from the Company's distribution center. Independent third party transportation companies deliver the Company's merchandise to its stores. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by these third parties to respond adequately to the Company's distribution needs would disrupt its operations and could negatively impact its profitability.

The Company's Internal Control Procedures May Not Prevent or Detect all Errors and all Fraud.

The Company has spent significant time and money documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management's assessment of the effectiveness of the Company's internal controls over financial reporting as of the end of fiscal 2004 and a report by the Company's independent registered public accounting firm addressing management's assessment and the effectiveness of the internal controls as of that date. The Company does not expect that its internal control over financial reporting and more broadly its disclosure controls and procedures will prevent and/or detect all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, projections of any evaluation of effectiveness to future periods has risks, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, these sorts of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The Effects of War or Acts of Terrorism Could Have a Material Adverse Effect on the Company's Financial Condition and Operating Results.

The continued threat of terrorism and related heightened security measures in the United States may disrupt commerce and the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact sales revenue by causing consumer spending and/or shopping center traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact the Company's business by interfering with its ability to obtain merchandise from foreign manufacturers. The terrorist attacks of September 11, 2001 caused extensive disruptions to the Company's supply chain. Any future inability to obtain merchandise from the Company's foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect its financial condition and operating results.

A Manufacturer's Failure to Comply with Applicable Laws, Regulations and Ethical Business Practices Could Adversely Impact the Company's Business.

The Company's policy is to use only those sourcing agents and independent manufacturers who operate in compliance with applicable laws and regulations, particularly labor laws. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor practices from those generally accepted as ethical in the United States or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices could cause significant damage to the Company's reputation. Although the Company's manufacturer operating guidelines promote ethical business practices and Company representatives periodically visit and monitor the operations of the independent manufacturers, the Company does not control these manufacturers and cannot guarantee their legal and regulatory compliance.

The Company's Litigation Exposure Could Exceed Expectations, Materially Adversely Affecting Its Results of Operations or Financial Condition.

The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation. Management believes that the outcome of pending litigation will not have a material adverse effect upon the results of operations or financial condition of the Company. However, management's assessment of the Company's current litigation exposure could change in light of the discovery of damaging facts with respect to legal actions pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management's evaluation of the claims. Should management's evaluation prove incorrect, particularly in regard to the overtime compensation claims, the Company's litigation exposure could greatly exceed expectations and have a material adverse effect upon the results of operations or financial condition of the Company.

The Company's Failure to Adequately Protect Its Trademarks, Abercrombie & Fitch(R), abercrombie(R), Hollister Co(R), and RUEHL (TM) Could Have a Negative Impact on Its Brand Image and Limit Its Ability to Penetrate New Markets.

The Company believes that its trademarks Abercrombie & Fitch(R), abercrombie(R), Hollister Co.(R), and RUEHL(TM) are an essential element of the Company's strategy. The Company has obtained or applied for federal registration of the trademarks, and has pending trademark registration applications for other trademarks in the United States, and has applied for or obtained registrations in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain such registrations or the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party imitates the Company's products in a manner that projects lesser quality or carries a negative connotation, the Company's brand image could be materially adversely affected. Because the Company has not yet registered all of its trademarks in all categories or in all foreign countries in which it now or may in the future source or offer its merchandise, international expansion and its merchandising of non-apparel products using these marks could be limited.

In addition, the Company cannot assure that others will not try to block the manufacture, export or sale of its products as violative of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in manufacturing countries because third parties of which the Company is not currently aware have already registered similar marks for clothing in those countries. Accordingly, it may be possible, in those foreign countries where the status of various registration applications is pending or unclear, for a third party owner of the national trademark registration for a similar mark to enjoin the manufacture, sale or exportation of branded goods to the United States. If the Company is unable to reach a licensing arrangement with these parties, the Company's manufacturers may be unable to manufacture its products and the Company may be unable to sell in those countries. The Company's inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should the Company's business plan include selling its merchandise in those jurisdictions outside the United States.

Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations.

The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and upgrades to its information technology systems supporting the business. The Company is currently planning to or beginning to implement modifications and upgrades to its information technology systems for finance, real estate, and human resources. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions and believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on the Company's operations.

The Company's International Expansion Plan Is Dependent on a Number of Factors, Any of Which Could Delay or Prevent the Successful Penetration into New Markets and Strain Its Resources.

As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, and are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers and hiring experienced management. The Company will be unable to open and operate new stores successfully and its growth will be limited unless it can:

      -     identify suitable markets and sites for store locations;

      -     negotiate acceptable lease terms;

      -     hire, train and retain competent store personnel;

      - foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

      - manage inventory effectively to meet the needs of new and existing stores on a timely basis;

      -     expand its infrastructure to accommodate growth;

      - generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan; and

      -     manage its foreign exchange risks effectively.

In addition, the Company's proposed expansion will place increased demands on its operational, managerial and administrative resources. These increased demands could cause the Company to operate its business less effectively, which in turn could cause deterioration in the financial performance of its individual stores.

ITEM 2.  PROPERTIES.

The Company's headquarters and support functions (consisting of office, distribution and shipping facilities) are located in New Albany, Ohio and owned by the Company. This is a 358.2-acre campus which houses approximately 402,000 square feet of office and design space and a 908,000 square foot distribution center. The facility is organized in a campus-like setting with Company operations centralized in this location. The Company leases small facilities to house its design support centers in the United Kingdom, New York and Los Angeles.

All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates, principally between 2005 and 2020.

Typically, when the Company leases space for a retail store in a shopping center, it supplies all improvements, including interior walls, floors, ceilings, fixtures and decorations. Certain landlords provide construction allowances to fund all or a portion of the cost of improvements. The Company accounts for construction allowances as deferred lease credits and amortizes them over the life of the applicable leases. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. The Company also typically pays certain operating costs such as common area maintenance, utilities, insurance and taxes.

As of April 1, 2005, the Company's 793 stores were located in 49 states and the District of Columbia as follows:

Alabama                       15    Kentucky                     13          North Dakota                   1
Alaska                         1    Louisiana                    14          Ohio                          38
Arizona                       13    Maine                         3          Oklahoma                      10
Arkansas                       4    Maryland                     10          Oregon                         9
California                    83    Massachusetts                19          Pennsylvania                  37
Colorado                      12    Michigan                     31          Rhode Island                   3
Connecticut                   16    Minnesota                    17          South Carolina                 9
Delaware                       1    Mississippi                   5          South Dakota                   2
District of Columbia           1    Missouri                     22          Tennessee                     17
Florida                       49    Montana                       2          Texas                         62
Georgia                       25    Nebraska                      5          Utah                           5
Hawaii                         4    Nevada                        6          Vermont                        2
Idaho                          2    New Hampshire                 5          Virginia                      20
Illinois                      41    New Jersey                   22          Washington                    19
Indiana                       22    New Mexico                    4          West Virginia                  3
Iowa                           6    New York                     38          Wisconsin                     13
Kansas                         8    North Carolina               24

ITEM 3. LEGAL PROCEEDINGS.

As a business with nation-wide operations, the Company is subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of its business.

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

A&F is aware of six actions that have been filed on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. Two of these cases, Jennifer M. Solis v. Abercrombie & Fitch Stores, Inc. and A&F California, LLC and Sarah Stevenson v. Abercrombie & Fitch Co., allege violations of California law and were filed on February 10, 2003 and February 4, 2003 in the California Superior Courts for Los Angeles County and San Francisco County, respectively. An answer was filed in the Solis case on March 26, 2003. Pursuant to a Petition for Coordination, the Solis and the Stevenson cases were coordinated by order issued November 17, 2003. On February 28, 2005, these cases were settled and dismissed with prejudice as to the individual claims and without prejudice as to the putative class claims. The settlement was not material to the consolidated financial statements.

Shelby Port v. Abercrombie & Fitch Stores, Inc., which alleges violations of Washington law, was filed on or about July 18, 2003 in the Washington Superior Court of King County. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. The plaintiff filed an amended complaint on or about August 9, 2004, adding three new named plaintiffs and subsequently filed a second amended complaint on or about October 20, 2004. The defendant filed its answer to the second amended complaint on or about November 19, 2004. The plaintiffs filed, and the defendant opposed, a motion to certify a class of employees in the state of Washington. The Court granted the plaintiffs' motion and the defendant has commenced a discretionary appeal thereof. The Company does not believe it is feasible to predict the outcome of this legal proceeding and intends to defend vigorously against it. The timing of the final resolution of this proceeding is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for this legal proceeding.

Jadii Mohme v. Abercrombie & Fitch, which alleges violations of Illinois law, was filed on July 18, 2003 in the Illinois Circuit Court of St. Clair County. A first amended complaint was filed in the Mohme case on September 10, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Mohme case on September 26, 2003. Holly Zemany v. Abercrombie & Fitch, which alleges violations of Pennsylvania law, was filed on July 18, 2003 in the Pennsylvania Court of Common Pleas of Allegheny County. A first amended complaint was filed in the Zemany case on September 9, 2003 to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." A second amended complaint was filed on November 10, 2003, adding some factual allegations. The defendant filed an answer to the second amended complaint on January 22, 2004. In Michael Gualano v. Abercrombie & Fitch, which was filed in the United States District Court for the Western District of Pennsylvania on March 14, 2003, the plaintiff alleges that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purports to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. A first amended complaint was filed in the Gualano case on September 9, 2003, to change the defendant to "Abercrombie & Fitch Stores, Inc." from "Abercrombie & Fitch." An answer to the first amended complaint was filed in the Gualano case on or about September 24, 2003. Jadii Mohme and Holly Zemany have stayed their claims in state court and joined their claims with Michael Gualano along with four other named plaintiffs in four other states in a second amended complaint, which the defendant has answered. On November 17, 2004, the United States District Court for the Western District of Pennsylvania gave final approval of the settlement, and dismissal of the case with prejudice was entered. The Mohme and Zemany cases have been dismissed with prejudice pursuant to the terms of the settlement. The settlement resolves all claims of hourly employees in the states of Colorado, Connecticut, Illinois, Minnesota, New Jersey and Pennsylvania under their respective state laws and their claims under the Fair Labor Standards Act. The settlement was not material to the consolidated financial statements.

A&F is aware of three actions that have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as "non-exempt" employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002 and the parties are in the process of discovery. The trial court has ordered a class of store managers in California certified for limited purposes. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The defendants filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the Southern District of Ohio on April 21, 2004. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. The defendants subsequently renewed their motion to dismiss, which was denied as to the two original plaintiffs and remains pending as to certain claims of plaintiff Oros. The parties have commenced discovery. In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. The defendant filed an answer on February 7, 2005.

In February 2005, two substantially similar actions were filed in the Court of Chancery of the State of Delaware by A&F stockholders challenging the compensation received by A&F's Chief Executive Officer, Michael S. Jeffries.
The complaints allege, among other things, that the Board of Directors of A&F and the members of the Compensation Committee of the Board breached their fiduciary duties in granting stock options and an increase in cash compensation to Mr. Jeffries in February 2002 and in approving Mr. Jeffries's current employment agreement in January 2003 (the "Amended and Restated Employment Agreement"). The complaints further assert that A&F's disclosures with respect to Mr. Jeffries' compensation were deficient. The complaints seek, among other things, to rescind the purportedly wrongful compensation and to set aside the current employment agreement. The actions have been consolidated under the caption, In re Abercrombie & Fitch Co. Shareholder Derivative Litigation., C.A. No. 1077 (the "Litigation"). A&F has formed a special committee of independent directors (the "Special Committee") to determine what action to take with respect to the Litigation. A&F and the defendant members of the Board of Directors have denied, and continue to deny, any liability or wrongdoing with respect to all claims alleged in the Litigation. Nevertheless, the Special Committee, A&F and the other defendants have determined that it is desirable to settle the Litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the Litigation would entail and to dispel any uncertainty that may exist as a result of the Litigation.

Pursuant to a stipulation of settlement dated April 8, 2005, and subject to the approval of the Court, the parties have agreed to settle the Litigation on the following terms: (i) Mr. Jeffries's Amended and Restated Employment Agreement will be amended to reduce his "stay bonus" from twelve million dollars to six million dollars and to condition receipt of the stay bonus on A&F's achieving defined performance criteria (except in certain circumstances), (ii) Mr. Jeffries will not receive any award of stock options during calendar years 2005 and 2006 and in subsequent years will receive stock options only in the discretion of the Compensation Committee, (iii) Mr. Jeffries will hold the Career Shares awarded under Section 4(b) of his Amended and Restated Employment Agreement for a period of one year after he ceases to be an executive officer of A&F (the "Holding Period"), and (iv) Mr. Jeffries will hold one half of the A&F shares received from the first one million stock options exercised following this settlement, net of shares equal to the amount of withholding taxes and exercise price, until the expiration of the Holding Period. Also as part of the settlement, the Special Committee has agreed to recommend to the full Board that the Board cause A&F to take, subject to the directors' fiduciary duties, and A&F has agreed to use its best efforts to take, each of the following actions, with the actions described in clauses (i) through (iv) to be achieved not later than the one year anniversary of the settlement becoming final: (i) A&F shall conduct a full review of its corporate governance practices and procedures, (ii) at least a majority of the members of the Compensation Committee shall be directors who were not members of the Compensation Committee at the time of the events giving rise to the Litigation and who have no substantial business or professional relationship with A&F other than their status as directors, (iii) the Compensation Committee shall retain independent counsel and an independent compensation expert, (iv) A&F shall adopt FAS 123 providing for the expensing of stock option compensation, (v) for a period of five years A&F shall not nominate for election to the Board any director who does not meet the New York Stock Exchange standards for director independence (provided, however, this provision shall not apply to any current member of the Board or to up to three members of A&F's senior management), (vi) one member of the Board who does not meet such standards shall not be nominated for re-election in connection with the 2005 annual meeting, and (vii) the Company shall review the disclosures to appear in A&F's proxy statement for its 2005 Annual Meeting relating to executive compensation and will provide plaintiffs' counsel with an opportunity to comment on the disclosures. The stipulation of settlement provides for a release of all claims that A&F has or may have against any of the defendants relating to the matters and claims that were or could have been raised in the Litigation. The plaintiffs will apply to the Court for an award of attorneys' fees.

The German company, adidas-Saloman AG, and its wholly-owned United States subsidiary, adidas America, Inc. (collectively "adidas"), filed a civil action against Abercrombie & Fitch Co. ("Abercrombie"), in the United States District Court for the District of Oregon on December 23, 2004 (CV-04-866-AS). Their complaint alleges causes of action for federal and common law trademark infringement, federal and common law unfair competition, federal and state trademark dilution and injury to business reputation and unfair and deceptive trade practices. adidas seeks injunctive relief, an accounting of profits, treble and punitive damages, costs and attorneys' fees. adidas' allegations arise from the Company's alleged manufacture and sale of garments bearing stripe designs that infringe their "Three-Stripe Mark." The complaint has not yet been served on the Company and the parties are discussing a potential settlement.

The Company cannot predict with assurance the outcome of these and other actions brought against it. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings in the quarter of settlement or resolution. However, the Company does not believe that the outcome of any current action would have a material adverse effect on its results from operations, liquidity, or financial position taken as a whole.

A&F is aware of three actions that have been filed on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race, national origin and/or gender. Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed on June 16, 2003 in the United States District Court for the Northern District of California. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs allege, on behalf of their purported class, that they were discriminated against in hiring and employment decisions due to their race and/or national origin. The plaintiffs seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. A second amended complaint, which added two additional plaintiffs, was filed on or about January 9, 2004. The defendants filed an answer to the second amended complaint on or about January 26, 2004. A third amended complaint was filed on June 10, 2004, restating the original claims and adding two individual, but not class, claims of gender discrimination. The defendants filed an answer on or about June 21, 2004. On November 8, 2004, the plaintiffs filed a fourth amended complaint, adding an additional plaintiff and claims on behalf of those who asserted they were discriminated against in hiring and employment decisions as managers due to their race and/or national origin. On November 11, 2004, the defendants answered the fourth amended complaint. Two other class action employment discrimination lawsuits have been filed in the United States District Court for the Northern District of California, both on November 8, 2004. In Elizabeth West, et al. v. Abercrombie & Fitch Stores, Inc., et al., the plaintiffs allege gender (female) discrimination in hiring or employment decisions and seek, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the "EEOC") and alleges race, ethnicity and gender (female) discrimination in hiring or employment decisions. The EEOC complaint seeks injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provide that the Company will set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys' fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the thirteen weeks ended October 30, 2004. This is in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the Gonzalez case. As part of the consent decree, the Company also agreed to implement a series of programs and initiatives that are designed to achieve greater diversity throughout its stores. The preliminary approval order was signed by Judge Susan Illston of the United States District Court for the Northern District of California on November 16, 2004, and that order scheduled a final fairness and approval hearing for April 14, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of April 1, 2005.

Michael S. Jeffries, 60, has been Chairman and Chief Executive Officer of A&F since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer of A&F. Mr. Jeffries has also been a director of A&F since 1996.

Robert S. Singer, 53, has been President and Chief Operating Officer of A&F since May 2004. Prior thereto, Mr. Singer had been Chief Financial Officer of the Gucci Group N.V., since its initial public offering in 1995 and served as Executive Vice President from 1999 as the Group grew from one to nine operating divisions.

Diane Chang, 49, has been Executive Vice President-Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President-Sourcing from February 2000 to May 2004 and the position of Vice
President-Sourcing of A&F from May 1998 to February 2000.

David L. Leino, 41, has been Senior Vice President-Stores of A&F since February 2000. Prior thereto, Mr. Leino held the position of Vice President-Stores of A&F from February 1996 to February 2000.

Thomas D. Mendenhall, 43, has been Senior Vice President & General Manager - Abercrombie & Fitch and abercrombie since November 2004. Prior thereto, Mr. Mendenhall held various positions at the Gucci Group N.V., including Worldwide Director of Merchandising for the Gucci Division since 1999.

Leslee K. O'Neill, 44, has been Executive Vice President-Planning and Allocation of A&F since May 2004. Prior thereto, Ms. O'Neill held the position of Senior Vice President-Planning and Allocation from February 2000 to May 2004 and the position of Vice President-Planning & Allocation of A&F from February 1994 to February 2000.

Susan J. Riley, 46, was named Senior Vice President-Chief Financial Officer of A&F in February 2004. Prior thereto, Ms. Riley held the position of Chief Financial Officer at The Mount Sinai Medical Center in New York from August 2002 to November 2003. She was Vice President and Treasurer of Colgate Palmolive from January 2001 to August 2002 and Senior Vice President and Chief Financial Officer of The Dial Corporation from August 1997 to August 2000.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Messrs. Jeffries and Singer, pursuant to employment agreements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F's Class A Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the symbol "ANF." The table below sets forth the high and low sales prices of A&F's Common Stock on the New York Stock Exchange for the 2004 and 2003 fiscal years:

                                    Sales Price
                             --------------------------
                               High               Low
                             -------            -------
2004 Fiscal Year
   4th Quarter               $ 52.13            $ 39.09
   3rd Quarter               $ 39.18            $ 28.00
   2nd Quarter               $ 39.12            $ 31.07
   1st Quarter               $ 36.10            $ 25.54

2003 Fiscal Year
   4th Quarter               $ 29.82            $ 23.49
   3rd Quarter               $ 31.47            $ 26.77
   2nd Quarter               $ 32.80            $ 26.14
   1st Quarter               $ 33.11            $ 26.98

In February 2004, the Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. A quarterly dividend, of $0.125 per share, was paid in March, June, September and December of 2004. The Company currently expects to continue to pay an annual dividend of $ 0.50 per share, subject to Board of Directors review and approval of the appropriateness of future dividend amounts.

As of April 1, 2005, there were approximately 5,300 shareholders of record. However, when including active associates who participate in A&F's stock purchase plan, associates who own shares through A&F-sponsored retirement plans and others holding shares in broker accounts under street name, A&F estimates that there are approximately 53,000 shareholders.

During the 2004, 2003 and 2002 fiscal years, the Company repurchased shares of its outstanding Common Stock having a value of approximately $434.7 million, $115.7 million and $42.7 million, respectively, pursuant to Board of Directors authorizations. In July 2004, the Board of Directors authorized the Company to purchase up to 6.0 million shares of Common Stock and in November 2004, the Board of Directors authorized the purchase of an additional 6.0 million shares. As of January 29, 2005, the remaining aggregate number of shares of Common Stock authorized for repurchase under the 2004 authorizations was 1.4 million shares.

The number and average price of shares purchased in each fiscal month of the fourth quarter of the 2004 fiscal year are set forth in the table below:

                                                                           Total Number
                                                                        of Shares Purchased
                                                                        as Part of Publicly        Maximum Number of Shares
                                  Total Number of      Average Price    Announced Plans or        that May Yet be Purchased
          Period                  Shares Purchased     Paid per Share        Programs         under the Plans or Programs (1),(2)
-------------------------         ----------------     --------------   -------------------   -----------------------------------
October 31, 2004 -
November 27, 2004                    3,845,000             $44.13           3,845,000                       2,798,500
November 28, 2004 -
January 1, 2005                              -                  -                   -                       2,798,500
January 2, 2005 -
January 29, 2005                     1,350,000             $49.69           1,350,000                       1,448,500
                                     ---------             ------           ---------                       ---------
Totals                               5,195,000             $45.58           5,195,000                       1,448,500
                                     =========             ======           =========                       =========

(1) The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F's publicly announced stock purchase authorizations. On July 29, 2004, A&F announced the authorization of the repurchase of 6,000,000 shares of Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

(2) On November 9, 2004, A&F announced that the Board of Directors had authorized an extension of A&F's stock repurchase program to permit the repurchase of an additional 6,000,000 shares of A&F Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

                               ABERCROMBIE & FITCH

                                FINANCIAL SUMMARY

(Thousands except per share and per square foot amounts, ratios and store and associate data)

FISCAL YEAR                                 2004             2003              2002              2001              2000*
-----------                              -----------      -----------       -----------       -----------       -----------
SUMMARY OF OPERATIONS
Net Sales                                $ 2,021,253      $ 1,707,810       $ 1,595,757       $ 1,364,853       $ 1,237,604
Gross Income                             $   909,793      $   716,944       $   655,747       $   554,580       $   507,241
Operating Income                         $   347,635      $   331,180       $   312,315       $   268,004       $   251,518
Operating Income as a
  Percentage of Net Sales                       17.2%            19.4%             19.6%             19.6%             20.3%
Net Income                               $   216,376      $   204,830       $   194,754       $   166,600       $   156,853
Net Income as a Percentage
  of Net Sales                                  10.7%            12.0%             12.2%             12.2%             12.7%
Dividends Paid Per Share                 $      0.50                -                 -                 -                 -

PER WEIGHTED AVERAGE SHARE RESULTS
Net Income Per Basic Share               $      2.33      $      2.12       $      1.98       $      1.68       $      1.57
Net Income
  Per Diluted Share                      $      2.28      $      2.06       $      1.94       $      1.62       $      1.54
Weighted Average Diluted
  Shares Outstanding                          95,110           99,580           100,631           102,524           102,156

OTHER FINANCIAL INFORMATION
Total Assets                             $ 1,347,701      $ 1,383,229       $ 1,173,074       $   916,485       $   692,555
Return on Average Assets                          16%              16%               19%               21%               26%
Capital Expenditures                     $   185,065      $   159,777       $   145,662       $   171,673       $   194,604
Long-Term Debt                                     -                -                 -                 -                 -
Shareholders'  Equity                    $   669,326      $   857,765       $   736,307       $   582,395       $   411,733
Return on Average
  Shareholders' Equity                            28%              26%               30%               34%               44%
Comparable Store Sales**                           2%              (9%)              (5%)              (9%)              (7%)
Retail Sales Per Average
  Gross Square Foot                      $       360      $       345       $       379       $       401       $       474

STORES AND ASSOCIATES AT END OF YEAR
Total Number of Stores Open                      788              700               597               491               354
Average Gross Square Feet                  5,590,000        5,016,000         4,358,000         3,673,000         2,849,000
Average Number of Associates                  48,500           30,200            22,000            16,700            13,900

*  Fifty-three week fiscal year.

** A store is included in comparable store sales when it has been open at least one year and its square footage has not been expanded or reduced by more than 20%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

During the 2004 fiscal year, the Company made solid progress in executing its strategic priority to build and maintain the aspirational positioning of its brands. An integral part of this strategy was to reduce the overall level of promotions to emphasize the superior quality of its brands. In addition, the Company increased its spending in its retail stores to improve the overall customer experience and reduce the level of shrink.

The Company had net sales of $2.021 billion in fiscal 2004, up 18.3% versus net sales in the fiscal 2003 period. Net income was $216.4 million in fiscal 2004, up 5.7% versus the 2003 fiscal year. Operating income for the 2004 fiscal year increased 5.0% to $347.6 million from $331.2 million for the 2003 fiscal year. Operating income included a $40.9 million accrual for the expected settlement of three related class action employment discrimination lawsuits. Net income per weighted average diluted share was $2.28 for the 2004 fiscal year compared to $2.06 in the 2003 fiscal year, an increase of 10.7%.

The Company generated cash from operations of $426.1 million in fiscal 2004 versus $342.5 million in fiscal 2003 resulting primarily from strong earnings coupled with disciplined inventory management. The Company used cash from operations to finance its growth strategy, opening 84 Hollister stores, 16 Abercrombie & Fitch stores, 9 abercrombie stores and 4 RUEHL stores, and remodeling 14 Abercrombie & Fitch stores.

Further, the Company used excess cash to repurchase 11.2 million shares of common stock for $434.7 million and pay dividends of $0.50 per share. Cash distributions to shareholders will continue to be an important way to deliver shareholder value, but the Company's first priority will be to invest in the business to support its domestic and international growth plans. Further, the Company is committed to maintaining sufficient cash on the balance sheet to support the needs of the business and withstand unanticipated business volatility. Therefore, the Company plans to retain approximately $300 to $350 million of cash and marketable securities, subject to a variety of factors including inventory purchases and the timing of certain payments.

The following data represent the Company's consolidated statements of income for the last three fiscal years, expressed as a percentage of net sales:

                                        2004           2003         2002
                                       -----          -----        -----
NET SALES                              100.0%         100.0%       100.0%
Cost of Goods Sold, Occupancy and
   Buying Costs                         55.0           58.0         58.9
                                       -----          -----        -----

GROSS INCOME                            45.0           42.0         41.1
General, Administrative and Store
   Operating Expenses                   27.8(1)        22.6         21.5
                                       -----          -----        -----

OPERATING INCOME                        17.2           19.4         19.6
Interest Income, Net                    (0.3)          (0.2)        (0.2)
                                       -----          -----        -----

INCOME BEFORE INCOME TAXES              17.5           19.6         19.8
Provision for Income Taxes               6.8            7.6          7.6
                                       -----          -----        -----

NET INCOME                              10.7           12.0         12.2
                                       =====          =====        =====

(1) Includes 2.0% related to the settlement of the class action diversity lawsuits.

FINANCIAL SUMMARY

The following summarized operational data compares fiscal 2004 to fiscal 2003 and fiscal 2002:

                                                                                                 Change
                                                                                         ----------------------
                                               2004           2003           2002        2003-2004    2002-2003
                                            ----------     ----------     ----------     ---------    ---------
Net sales (thousands)                       $2,021,253     $1,707,810     $1,595,757        18%            7%

Net sales by brand
   Abercrombie & Fitch                       1,210,222      1,180,646      1,238,498         3%           (5)%
   abercrombie                                 227,204        212,276        207,537         7%            2%
   Hollister                                   579,687        314,888        149,722        84%          110%
   RUEHL*                                        4,140            n/a            n/a       n/a           n/a

Increase (decrease) in
    comparable store sales
     Abercrombie & Fitch                            (1)%          (11)%           (6)%
     abercrombie                                     1%            (6)%           (4)%
     Hollister                                      13%             7%            10%

Retail sales increase
    attributable to new and
    remodeled stores, catalogue
    and web sites                                   16%            16%            22%

Retail sales per average gross square foot
     Abercrombie & Fitch                    $      352     $      358     $      407        (2)%         (12)%
     abercrombie                            $      282     $      270     $      286         4%           (6)%
     Hollister                              $      423     $      404     $      385         5%            5%
     RUEHL*                                 $      136            n/a            n/a       n/a           n/a

Retail sales per average store (thousands)
     Abercrombie & Fitch                    $    3,103     $    3,184     $    3,652        (3)%         (13)%
     abercrombie                            $    1,241     $    1,194     $    1,271         4%           (6)%
     Hollister                              $    2,740     $    2,594     $    2,450         6%            6%
     RUEHL*                                 $    1,255            n/a            n/a       n/a           n/a

Sales statistics per average store

Number of transactions
     Abercrombie & Fitch                        45,941         51,234         59,832       (10)%         (14)%
     abercrombie                                21,740         22,128         23,210        (2)%          (5)%
     Hollister                                  56,687         57,593         58,648        (2)%          (2)%
     RUEHL*                                     12,913            n/a            n/a       n/a           n/a

Average transaction value
     Abercrombie & Fitch                    $    67.54     $    62.15     $    61.04         9%            2%
     abercrombie                            $    57.10     $    53.98     $    54.77         6%           (1)%
     Hollister                              $    48.33     $    45.04     $    41.78         7%            8%
     RUEHL*                                 $    97.16            n/a            n/a       n/a           n/a

Units per transaction
     Abercrombie & Fitch                          2.22           2.24           2.22        (1)%           1%
     abercrombie                                  2.68           2.68           2.70        nm            (1)%
     Hollister                                    2.18           2.14           2.00         2%            7%
     RUEHL*                                       2.17            n/a            n/a       n/a           n/a

Average unit value
     Abercrombie & Fitch                    $    30.42     $    27.75     $    27.50        10%            1%
     abercrombie                            $    21.31     $    20.14     $    20.29         6%           (1)%
     Hollister                              $    22.17     $    21.05     $    20.89         5%            1%
     RUEHL*                                 $    44.77            n/a            n/a       n/a           n/a

* Net Sales for RUEHL, and the related statistics, reflect the activity of three stores opened in September 2004 and one store opened in December 2004.

FISCAL 2004 COMPARED TO FISCAL 2003

CURRENT TRENDS AND OUTLOOK

The Company's focus is on building, maintaining and managing the aspirational positioning of its brands. Management believes that this strategy will allow the Company to maintain high margins over the long-term while driving the Company's growth in sales and profits through the development of new brands. Management expects Hollister to be a significant growth vehicle for the Company domestically, while it continues to differentiate the Abercrombie & Fitch brand from the competition by emphasizing high-quality and fashion content. Management believes that Abercrombie & Fitch's success will continue to favorably impact abercrombie's business. While the Company is encouraged by the results of the RUEHL launch, the brand is still in its early development and as such the Company expects RUEHL to sustain operating losses in 2005 and 2006.

In order to achieve and, thereafter, maintain the aspirational positioning of the brands, the Company will continue to manage its expenditures to maintain and enhance the current store base and complement the new stores being opened. The Company will also continue its store investment program to focus on improving the customer's in-store experience through enhanced customer service and improved merchandise presentation. Further, the Company expects to invest in higher inventories to ensure in-stock size and color assortments. While these initiatives will increase the Company's selling costs, management believes the enhanced aspirational image of the Company's brands and improved customer service will have a positive impact on the Company's sales and profit performance.

The Company is planning to open up to five stores in Canada during fiscal 2005. Further, in February 2005, the Company established two European subsidiaries that are expected to begin opening stores in Europe by 2006.

FOURTH QUARTER RESULTS

Net Sales

Net sales for the fourth quarter of the 2004 fiscal year were $687.3 million, up 22.6% versus last year's fourth quarter net sales of $560.4 million. The net sales increase was attributable to the net addition of 88 stores during the 2004 fiscal year, a comparable store sales increase of 9% for the quarter and an increase in the direct-to-consumer business net sales of $11.1 million versus the comparable period in the 2003 fiscal year.

By merchandise brand, comparable store sales for the quarter were as follows:
Abercrombie & Fitch increased 4% with men's comparable store sales increasing by a high-single digit percentage and women's increasing by a low-single digit percentage. abercrombie, the kids' business, achieved a 16% increase in comparable store sales with girls attaining a high-teen positive increase and boys increasing by a low double-digit percentage. In Hollister, comparable store sales increased by 19% for the fourth quarter with guys posting a high-teen increase and girls realizing an increase in the low-twenties.

On a regional basis, comparable store sales results across all three brands were strongest along the East Coast and in the West and weakest in the Midwest. However, all regions reported positive comparable store sales for the quarter. Stores located in New York City metropolitan area, Florida, Philadelphia metropolitan area and Southern California had the best comparable store sales performance.

The Company committed to a more aspirational and less promotional strategy in early 2004 which it maintained throughout the year. As such, the Company did not anniversary the direct mail promotions used during the fourth quarter of the 2003 fiscal year to drive business between Thanksgiving and Christmas.

In Abercrombie & Fitch, the men's comparable store sales increase for the quarter was driven by strong performances in graphic tees, denim, and woven shirts. Women's comparable store sales growth was driven by an increase in polos, denim and fleece, offset by a decrease in sweaters.

In the kid's business, for the quarter, girls had comparable store sales increases across most of the categories, especially polos, denim and graphic tees. Boys' comparable store sales increase was driven by graphic tees, denim and fleece.

In Hollister, girls achieved a slightly higher comparable store sales increase than guys. In girls, polos, denim and fleece had strong comparable store sales increases. The increase in the guys' comparable store sales was the result of a strong performance in graphic tees, denim and woven shirts categories for the quarter.

The impact of the four RUEHL stores was immaterial to the Company's total net sales for the fourth quarter of the 2004 fiscal year.

Direct-to-consumer merchandise net sales, which are sold through the Company's web sites and catalogue, in the fourth quarter of the 2004 fiscal year, were $40.1 million, an increase of 29.4% versus last year's fourth quarter net sales of $31.0 million. Shipping and handling revenue for the corresponding periods was $5.5 million in 2004 and $3.5 million in 2003. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.6% of net sales in the fourth quarter of fiscal 2004 compared to 6.2% in the fourth quarter of fiscal 2003.

Gross Income

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to direct-to-consumer sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Gross income during the fourth quarter of the 2004 fiscal year was $336.6 million compared to $261.5 million in the 2003 fiscal year. The gross income rate (gross income divided by net sales) for the fourth quarter of the 2004 fiscal year was 49.0%, up 230 basis points from last year's rate of 46.7%. The increase in gross income rate resulted largely from lower markdowns and an increase in initial markup (IMU) during the fourth quarter of fiscal 2004 versus fourth quarter of fiscal 2003, partially offset by the lower margin of RUEHL. The improvement in IMU during the fourth quarter was a result of higher unit retail pricing in Abercrombie & Fitch, abercrombie and Hollister. The three brands had IMU improvements compared to the fourth quarter of 2003 and operated at similar margins.

The Company ended the fourth quarter of the 2004 fiscal year with inventories, at cost, up 11% per gross square foot versus the fourth quarter of the 2003 fiscal year. The inventory increase reflected a planned shift in the timing of Spring and denim merchandise deliveries.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during fourth quarter of the 2004 fiscal year were $166.4 million compared to $106.7 million during the same period in 2003. During the fourth quarter of the 2004 fiscal year, general, administrative and store operating expense rate (general, administrative and store operating expenses divided by net sales) was 24.2% compared to 19.0% in the fourth quarter of the 2003 fiscal year. The increase in the percentage of net sales versus the 2003 comparable period was primarily related to the following: higher store expenses due to an increase in aggregate payroll which represented 250 basis points of the increase and higher incentive compensation bonus accruals resulting from improved financial performance, which represented 160 basis points of the increase. Wage levels, in Abercrombie & Fitch, abercrombie and Hollister decreased, compared to the fourth quarter of 2003. The decrease in wage levels was due to an increase in part-time hours in order to provide better customer service at the stores which resulted in a higher proportion of part-time employees at lower rates of pay than the comparable period last year.

The distribution center continued to achieve record levels of productivity during the fourth quarter of the 2004 fiscal year. Productivity, as measured in units processed per labor hour, was 10% higher than the fourth quarter of the 2003 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the direct-to-consumer net sales, included in general, administrative and store operating expenses were $6.1 million for the fourth quarter of the 2004 fiscal year compared to $5.5 million for the fourth quarter of the 2003 fiscal year.

Operating Income

Operating income during the fourth quarter of the 2004 fiscal year increased to $170.2 million from $154.8 million in the 2003 fiscal year fourth quarter, an increase of 10.0%. The operating income rate (operating income divided by net sales) was 24.8% for the fourth quarter of the 2004 fiscal year compared to 27.6% for the fourth quarter of the 2003 fiscal year. The decrease in the operating income rate during the fourth quarter of fiscal 2004 was a result of higher general, administrative and store operating expenses during the quarter, partially offset by higher gross income resulting from higher unit retail pricing in Abercrombie & Fitch, abercrombie and Hollister.

Interest Income and Income Taxes

Fourth quarter net interest income was $1.3 million in fiscal 2004 compared to $1.1 million during the comparable period in fiscal 2003. The increase in net interest income was due to higher rates during the fourth quarter of the 2004 fiscal year when compared to the same period in the prior year. The Company continued to invest in tax-free securities for the majority of the quarter and then changed its investing strategy to taxable money market investments. The effective tax rate for the fourth quarter was 39.2% compared to 39.3% for the 2003 comparable period.

Net Income and Net Income per Share

Net income for the fourth quarter of the 2004 fiscal year was $104.3 million versus $94.6 million for the fourth quarter of fiscal 2003, an increase of 10.3%. The increase in net income was the result of higher net sales and higher gross income partially offset by increased spending in general, administrative and store operating expenses.

Net income per weighted-average diluted share outstanding for the fourth quarter of fiscal 2004 was $1.15 versus $0.97 for the same period last year, an increase of 18.6%. Net income per share increased by more than net income as a result of the Company's share repurchase program. In the fourth quarter of the 2004 fiscal year the Company had weighted average basic shares outstanding of 87.6 million versus 96.1 million in the fourth quarter of 2003.

FISCAL 2004 RESULTS

Net Sales

Net sales for the 2004 fiscal year were $2.021 billion, an increase of 18.3% versus the 2003 fiscal year net sales of $1.708 billion. The net sales increase was attributable to the net addition of 88 stores during the 2004 fiscal year, an increase in comparable stores sales of 2% for the year and an increase in the direct-to-consumer business net sales of $35.6 million versus the 2003 fiscal year.

For the fiscal year, comparable store sales by brand were the following:
Abercrombie & Fitch declined 1%; abercrombie increased 1%; Hollister increased 13%; and the women's and girls' businesses in each brand continued to be more significant than the men's and boys'. During the 2004 fiscal year, womens and girls represented over 60% of the net sales for each of the brands. Hollister girls achieved a mid-teen increase and abercrombie girls posted a mid-single digit increase in comparable store sales for the 2004 fiscal year, while Abercrombie & Fitch women's had a low-single digit decrease.

For the 2004 fiscal year, sales per square foot in Hollister stores were approximately 135% of the sales per square foot of Abercrombie & Fitch stores in the same malls compared to 113% for the 2003 fiscal year.

Direct-to-consumer merchandise net sales, which are sold through the Company's web sites and catalogue, for the 2004 fiscal year were $110.6 million, an increase of 37.6% versus last year's net sales of $80.4 million for the comparable period. Shipping and handling revenue was $15.7 million in fiscal 2004 and $10.2 million in fiscal 2003. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.2% of net sales compared to 5.3% of net sales for the 2004 and 2003 fiscal years, respectively.

The impact of the four RUEHL stores opened during the fall of fiscal 2004 was immaterial to the Company's total net sales for the 2004 fiscal year.

Gross Income

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the direct-to-consumer sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

For the 2004 fiscal year, gross income increased to $909.8 million from $716.9 million in the 2003 fiscal year. The gross income rate in the 2004 fiscal year was 45.0% versus 42.0% in the 2003 fiscal year. The increase was driven by improvements in IMU across all three brands due to higher average unit retail pricing, especially in Abercrombie & Fitch.

General, Administrative and Store Operating Costs

Full year general, administrative and store operating expenses were $562.2 million in the 2004 fiscal year versus $385.8 million in the 2003 fiscal year. The general, administrative and store operating expense rate in 2004 was 27.8% versus 22.6% in 2003. The increased rate during the 2004 fiscal year period was primarily due to higher home office and store expenses. Home office expenses increased largely due to the accrual for the settlement of three related class action employment discrimination lawsuits which represented 200 basis points and higher incentive compensation accruals resulting from improved financial performance during the year which represented 90 basis points. Store expenses increased due to an increase in aggregate payroll which represented 150 basis points. Wage levels in Abercrombie & Fitch, abercrombie and Hollister decreased in fiscal 2004 compared to fiscal 2003. The decrease in wage levels was due to an increase in part-time hours in order to provide better customer service at the stores which resulted in a higher proportion of part-time employees at lower rates of pay than last year.

Productivity at the distribution center, as measured in units processed per labor hour, was 10% higher during the 2004 fiscal year than during the 2003 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the direct-to-consumer sales, included in general, administrative and store operating expenses were $20.3 million and $19.3 million for the 2004 and 2003 fiscal years, respectively.

Operating Income

For the 2004 fiscal year, operating income was $347.6 million compared to $331.2 million for the 2003 fiscal year, an increase of 5.0%. The operating income rate for the 2004 fiscal year was 17.2% versus 19.4% in the 2003 fiscal year. The decline was primarily due to the accrual for the settlement of three related class action employment discrimination lawsuits and higher payroll expense at both the home office and stores. The decline was partially offset by sales increases, due to the increase in comparable store sales and new stores, higher gross margin and increases in average unit retail pricing in Abercrombie & Fitch, abercrombie and Hollister.

Interest Income and Income Taxes

Net interest income for the 2004 fiscal year was $5.2 million compared to $3.7 million for the 2003 fiscal year. The increase in net interest income was due to an increase in rates and average cash balances for the 2004 fiscal year when compared to the 2003 fiscal year. Beginning in January 2005, the Company began investing in taxable money market investments; prior thereto, the Company invested in tax-free securities. The effective tax rate for the 2004 fiscal year was 38.7% compared to 38.8% for the 2003 fiscal year.

Net Income and Net Income per Share

Net income for the 2004 fiscal year was $216.4 million versus $204.8 million for the 2003 fiscal year, an increase of 5.6%. Net income for 2004 included the after-tax impact of the settlement of three class action employment discrimination lawsuits of $25.1 million.

Net income per weighted-average diluted share was $2.28 in the fiscal 2004 year versus $2.06 in the fiscal 2003 year, an increase of 10.7%. The increase in net income per diluted share outstanding versus net income was due to the Company's share repurchase program in fiscal 2004. The Company repurchased 11.2 million shares in fiscal 2004 versus 4.4 million shares in fiscal 2003.

FISCAL 2003 COMPARED TO FISCAL 2002

FOURTH QUARTER 2003

Net Sales

Net sales for the fourth quarter of the 2003 fiscal year were $560.4 million, up 4.8% versus 2002 fourth quarter net sales of $534.5 million. The net sales increase was attributable to the net addition of 103 stores and an increase in the direct-to-consumer business net sales of $8.2 million versus the comparable period in the 2002 fiscal year, offset by an 11% decrease in comparable store sales during the quarter.

By merchandise brand, comparable store sales for the quarter were as follows:
Abercrombie & Fitch's comparable store sales declined 14% with mens declining in the low twenties and womens declining by a high-single digit percentage. In abercrombie, comparable store sales decreased 7% with girls achieving a low-single digit positive increase and boys declining in the low twenties. In Hollister, comparable store sales were flat when compared to fiscal 2002 for the quarter. Hollister girls comparable store sales were a positive low-single digit for the fourth quarter, while guys were a negative mid-single digit.

On a regional basis, comparable store sales results across all three brands were strongest along the East Coast and in the West and weakest in the Midwest. Stores located in Florida, Southern California and the New York metropolitan area had the best comparable store sales performance.

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

From a merchandising standpoint, womens continued to outperform mens. In Abercrombie & Fitch, womens had strong comparable store sales increases in the fourth quarter in knits, fleece and skirts. Weak classifications included woven shirts and outerwear. The mens business continued to be difficult. However, graphic tees and woven shirts were classifications that had comparable store sales increases while the sweater and outerwear classifications had significant decreases.

In the kids' business, for the quarter, knits, sweats and pants had strong comparable store sales increases in girls, which were somewhat offset by weak business in sweaters, shirts, outerwear and gymwear. Boys graphic tees, woven shirts and accessories had comparable store sales increases, but these increases were not sufficient to offset other weaker performing classifications.

In Hollister, girls also achieved stronger comparable store sales than guys. In girls, sweats, skirts, pants and denim had significant comparable store sales increases during the quarter, while the sweater and outerwear classifications declined. In guys, woven shirts, denim and sweats had positive comparable store sales increases. However, the sweater, knit tops and outerwear classifications had significant declines.

Direct-to-consumer merchandise net sales through the Company's web sites, the A&F Quarterly (a catalogue/magazine) and catalogue for the fourth quarter of the 2003 fiscal year were $31.0 million, an increase of 28.6% versus last year's fourth quarter net sales of $24.1 million. The Company added a Hollister e-commerce business during Back-to-School 2003. Shipping and handling revenue for the corresponding periods was $3.5 million in 2003 and $2.2 million in 2002. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.2% of net sales in the fourth quarter of the 2003 fiscal year compared to 4.9% in the fourth quarter of fiscal 2002.

Gross Income

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the direct-to-consumer sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

Gross income for the fourth quarter of the 2003 fiscal year was $261.5 million compared to $244.2 million in the 2002 fiscal year. The gross income rate for the fourth quarter of the 2003 fiscal year was 46.7%, up 100 basis points from the 2002 rate of 45.7%. The increase in gross income rate resulted largely from an increase in IMU, partially offset by a higher markdown rate and an increase in buying and occupancy costs, as a percent of net sales.

Continued progress in sourcing efficiency was an important factor in improving IMU and profit. The Company continued to make progress increasing IMU in the Hollister and abercrombie business, where IMU improved over 400 basis points versus the fourth quarter of the 2002 fiscal year for both concepts. All three concepts operated at very similar margins, both in IMU and merchandise margin.

The increase in buying and occupancy costs, as a percent of net sales, reflected the inability to leverage fixed costs, such as rent, depreciation and other real estate related charges, with a comparable stores sales decrease. The markdown rate, as a percentage of net sales, exceeded fiscal 2002's fourth quarter due to the weaker than expected pre-Christmas business resulting in aggressive markdowns in the back half of January.

The Company conservatively managed its inventory and despite negative comparable store sales ended the fourth quarter of the 2003 fiscal year with inventories, at cost, up 3% per gross square foot versus the fourth quarter of the 2002 fiscal year.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses during fourth quarter of the 2003 fiscal year were $106.7 million compared to $93.4 million during the same period in the 2002 fiscal year. The fourth quarter of the 2003 fiscal year general, administrative and store operating expense rate was 19.0% compared to 17.5% in the fourth quarter of the 2002 fiscal year. The increase in rate versus the 2002 fiscal year reflects a loss of leverage due to the double-digit drop in comparable store sales partially offset by lower bonuses and efficiencies in store operations, distribution center operations and the direct-to-consumer business.

During the fourth quarter of the 2003 fiscal year, store payroll hours were reduced by 2% per average Abercrombie & Fitch adult store and wages, in all three concepts, were held relatively flat. Store hours were managed on a weekly basis in order to match hours with sales volume. Overall, store expenses grew at approximately the same rate as the Company's square footage growth during the fourth quarter.

The distribution center achieved record level productivity during the fourth quarter of the 2003 fiscal year. Productivity, as measured in units processed per labor hour, was 18% higher than the fourth quarter of the 2002 fiscal year. This increase was on top of a 39% increase in the fourth quarter of fiscal 2002 and a 50% increase in the fourth quarter of fiscal 2001.

Costs related to the distribution center, excluding direct shipping costs related to the direct-to-consumer sales, included in general, administrative and store operating expenses were $5.5 million for the fourth quarter of the 2003 fiscal year compared to $4.9 million for the fourth quarter of the 2002 fiscal year.

Operating Income

Operating income for the fourth quarter of the 2003 fiscal year increased to $154.8 million from $150.8 million in the 2002 fiscal year fourth quarter. The operating income rate was 27.6% for the fourth quarter of the 2003 fiscal year compared to 28.2% for the fourth quarter of the 2002 fiscal year. Higher general, administrative and store operating expenses, expressed as a percentage of net sales, reduced the operating income rate in the fiscal 2003 fourth quarter. This decline was partially offset by higher merchandise margins during the quarter.

Interest Income and Income Taxes

Fourth quarter net interest income for the 2003 fiscal year was $1.1 million compared with net interest income of $1.3 million for the comparable period in the 2002 fiscal year. The decline in the 2003 fiscal year fourth quarter net interest income was due to lower interest rates. The Company continued to invest in tax-free securities. The effective tax rate for the fourth quarter was 39.3% compared to 38.5% for the 2002 comparable period.

Net Income and Net Income per Share

Net income for the fourth quarter of the 2003 fiscal year was $94.6 million versus $93.5 million for the same period in fiscal 2002, an increase of 1.2%. The increase in net income was the result of higher net sales and higher gross income partially offset by increased spending in general, administrative and store operating expenses.

Net income per weighted-average diluted share outstanding for the fourth quarter of fiscal 2003 was $0.97 versus $0.94 for the fourth quarter of fiscal 2002, an increase of 3.2%. Net income per share increased by more than net income as a result of the Company's share repurchase program. In the fourth quarter of the 2003 fiscal year the Company had weighted average basic shares outstanding of
96.1 million versus 97.2 million in the fourth quarter of 2002.

FISCAL 2003

Net Sales

Net sales for the 2003 fiscal year reached $1.708 billion, an increase of 7.0% versus the 2002 fiscal year net sales of $1.596 billion. The net sales increase was attributable to the net addition of 103 stores and an increase in the direct-to-consumer business net sales of $16.9 million versus the 2002 fiscal year, offset by a 9% decrease in comparable store sales for the year.

By merchandise concept, comparable store sales for the 2003 fiscal year were as follows: Abercrombie & Fitch's declined 11% with mens declining in the low twenties and womens declining by mid-single digits. abercrombie comparable store sales declined 6% with girls achieving a mid-single digit increase and boys posting a high-teen decrease. Overall, the women's and girls' businesses continued to increase in share of the total business and accounted for approximately 63% of the adult's and kids' businesses in the 2003 fiscal year. Hollister comparable store sales for the 2003 fiscal year increased 7%, with girls achieving a low double-digits increase and guys a slight decrease.

During the year, Hollister continued to gain in productivity relative to Abercrombie & Fitch. For the 2003 fiscal year, sales per square foot in Hollister stores were approximately 113% of the sales per square foot of Abercrombie & Fitch stores in the same malls compared to 86% for the 2002 fiscal year.

Direct-to-consumer merchandise net sales through the Company's web sites, the A&F Quarterly (a catalogue/magazine) and catalogue for the 2003 fiscal year were $80.4 million, an increase of 22.0% versus net sales of $65.9 million for the comparable period in fiscal 2002. The Company added a Hollister direct-to-consumer business during Back-to-School 2003. Shipping and handling revenue for the corresponding periods was $10.2 million in 2003 and $7.8 million in 2002. The direct-to-consumer business, including shipping and handling revenue, accounted for 5.3% of net sales compared to 4.6% for the 2003 and 2002 fiscal years, respectively.

Gross Income

The Company's gross income may not be comparable to those of other retailers since all significant costs related to the Company's distribution network, excluding direct shipping costs related to the direct-to-consumer sales, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

For the 2003 fiscal year, gross income increased to $716.9 million from $655.7 million in the 2002 fiscal year. The gross income rate in the 2003 fiscal year was 42.0% versus 41.1% in the 2002 fiscal year. The increase was driven by improvements in IMU that were partially offset by increased buying and occupancy costs as a percentage of net sales.

Buying and occupancy costs increased versus fiscal 2002, as a percentage of net sales, due to the inability to leverage fixed expenses with lower sales volume per average store.

General Administrative and Store Operating Expenses

Full year general, administrative and store operating expenses were $385.8 million in the 2003 fiscal year versus $343.4 million in the 2002 fiscal year. The general, administrative and store operating expense rate in the 2003 fiscal year was 22.6% versus 21.5% in the 2002 fiscal year. The increased rate in the 2003 fiscal year resulted primarily from a drop in comparable store sales that could not be offset by lower variable expenses per average store. In addition, legal expense increased in the 2003 fiscal year compared to the 2002 fiscal year as the Company reserved expected defense costs for pending litigation. Partially offsetting these costs were improvements in distribution center productivity, reduced expenses per order in the direct-to-consumer business and reduced marketing expenses, as a percentage of net sales, due to savings from fewer direct mail campaigns in the 2003 fiscal year.

Productivity at the distribution center, as measured in units processed per labor hour, was 31% higher during the 2003 fiscal year than during the 2002 fiscal year. Costs related to the distribution center, excluding direct shipping costs related to the direct-to-consumer sales, included in general, administrative and store operating expenses were $19.3 million in the 2003 fiscal year compared to $19.9 million in the 2002 fiscal year.

Operating Income

For the 2003 fiscal year, operating income was $331.2 million compared to $312.3 million for the 2002 fiscal year. The operating income rate for the 2003 fiscal year was 19.4% versus 19.6% in the 2002 fiscal year. The decline was attributable to a higher general, administrative and store operating expense rate due to the inability to leverage fixed costs on a comparable store sales decrease. The increased expense rate was partially offset by a gross income rate increase.

Interest Income and Income Taxes

Net interest income for the 2003 fiscal year was $3.7 million compared to $3.8 million in the 2002 fiscal year. The decline in the 2003 fiscal year net interest income was due to lower interest rates. The Company continued to invest in tax-free securities. The effective tax rate for the 2003 fiscal year was 38.8% compared to 38.4% for the 2002 fiscal year.

Net Income and Net Income per Share

Net income for the 2003 fiscal year was $204.8 million versus $194.8 million for the 2002 fiscal year, an increase of 5.1%. Net income per weighted average diluted share was $2.06 in the fiscal 2003 year versus $1.94 in the fiscal 2002 year, an increase of 6.2%. The increase in net income per diluted share outstanding versus net income was due to the Company's repurchase program in fiscal 2003. The Company repurchased 4.4 million shares in fiscal 2003 versus
1.9 million shares in fiscal 2002.

FINANCIAL CONDITION

Continued growth in net income resulted in higher cash provided by operating activities. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes cash provided by operating activities and cash on hand will provide adequate resources to support operations, including projected growth, seasonal requirements and capital expenditures. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.125 per quarter. The Board of Directors will review and approve the appropriateness of future dividend amounts. A summary of the Company's working capital (current assets less current liabilities) position and capitalization follows (in thousands):

                           2004          2003         2002
                         ---------    ---------    ---------
Working capital          $ 238,412    $ 441,583    $ 357,585
                         =========    =========    =========

Capitalization:
 Shareholders' equity    $ 669,326    $ 857,765    $ 736,307
                         =========    =========    =========

The decrease in working capital in fiscal 2004 versus fiscal 2003 was the result of lower cash and marketable securities resulting primarily from the Company's repurchase of 11.2 million shares of common stock at a cost of $434.7 million. The increase in working capital in fiscal 2003 versus fiscal 2002 was the result of higher cash and marketable securities.

The Company considers the following to be measures of liquidity and capital resources:

                                            2004         2003         2002
                                         ---------    ---------    ---------
Current ratio (current assets divided
by current liabilities)                       1.58         2.42         2.32
                                         =========    =========    =========

Net cash provided by operating
activities (in thousands)                $ 426,125    $ 342,545    $ 345,832
                                         =========    =========    =========

The increase in cash provided by operating activities in the 2004 fiscal year from the 2003 fiscal year was primarily driven by increases in net income, accounts payable and accrued expenses, lessor construction allowances received and income taxes. The increase in accounts payable and accrued expenses was primarily due to the accrual for the settlement of three related class action employment discrimination lawsuits, for rent due to the net addition of 88 stores, representing an increase of 574,000 gross square feet in 2004, and increases in accounts payable for the purchase of merchandise.

The decrease in cash provided by operating activities in the 2003 fiscal year from the 2002 fiscal year was primarily driven by an increase in inventories not offset by commensurate increases in net income, lessor construction allowances received, accounts payable and accrued expenses. Inventories increased from the net addition of 103 stores representing an increase of 658,000 gross square feet in 2003. Inventories at fiscal year-end were 3% higher on a per gross square foot basis than at the end of the 2002 fiscal year.

The increase in cash provided by operating activities in the 2002 fiscal year from the 2001 fiscal year was primarily due to increases in lessor construction allowances, accounts payable and accrued expenses, and income taxes payable. Accounts payable increased in the 2002 fiscal year due to both the increased level of inventory and timing of payments. Accrued expenses increased in the 2002 fiscal year primarily due to higher store expenses, consistent with the increase in store openings. The increase in income taxes payable was driven by higher pre-tax income and timing of payments.

The Company's operations are seasonal in nature and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest during these periods.

Cash outflows during the 2004 fiscal year related to investing activities were primarily for purchase of marketable securities and for capital expenditures related to new stores, the remodeling of existing stores, expenditures in home office, improvements in the distribution center, and information technology expenditures. See "Capital Expenditures and Lessor Construction Allowances". Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of January 29, 2005, all investments had original maturities of less than 90 days and accordingly were classified as cash equivalents.

Cash outflows during the 2003 fiscal year also related to purchases of marketable securities and capital expenditures related to new stores with approximately $35 million invested in the completion of the home office expansion, improvements in the distribution center and information technology expenditures for a new point-of-sale system. This system was completely rolled-out to all stores during the third quarter of the 2003 fiscal year. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities. As of January 31, 2004, the Company held $464.7 million of marketable securities with original maturities of greater than 90 days.

Financing activities during the 2004, 2003 and 2002 fiscal years consisted primarily of the repurchase of 11,150,500 shares, 4,401,000 shares, and 1,850,000 shares, respectively, of A&F's Class A Common Stock pursuant to previously authorized stock repurchase programs. After the repurchases in 2004, the Company had 1,448,500 shares available to repurchase as of January 29, 2005 of the 6,000,000 shares authorized by the Board of Directors in November 2004. In addition to stock repurchases, financing activities also consisted of stock option exercises, restricted stock issuances and overdrafts. These overdrafts are outstanding checks reclassified from cash to accounts payable.

Effective December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement, (the "Amended Credit Agreement") which extended the original agreement, dated November 14, 2002 (the "Original Credit Agreement"). The Amended Credit Agreement will expire on December 15, 2009. The primary purpose of the Amended Credit Agreement is for letters of credit (trade and stand-by) and working capital. The Amended Credit Agreement has several borrowing options, including interest rates that are based on the agent banks "Alternate Base Rate," or a LIBO rate. The facility fees payable under the Amended Credit Agreement are based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period. The facility fees are projected to accrue at .175% on the committed amounts per annum. The remaining terms of the Amended Credit Agreement are similar to the Original Credit Agreement. Additional details regarding the Credit Agreement can be found in the Notes to Consolidated Financial Statements (see Note 8).

Letters of credit totaling approximately $49.6 million and $42.8 million were outstanding under the Credit Agreement at January 29, 2005 and January 31, 2004, respectively. No borrowings were outstanding under the Credit Agreement at January 29, 2005 or January 31, 2004.

The Company has standby letters of credit in the amount of $4.7 million that are set to expire during the fourth quarter of the 2005 fiscal year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements or debt obligations.

CONTRACTUAL OBLIGATIONS

As of January 29, 2005, the Company's contractual obligations were as follows:

                                                          Payments due by period (thousands)
                                                   -------------------------------------------------
                                                   Less than 1                           More than 5
  Contractual Obligations             Total            year      1-3 years   3-5 years      years
----------------------------       -----------     -----------   ---------   ---------   -----------
Operating Leases Obligations       $ 1,256,107     $   164,577   $ 323,255   $ 282,525   $   485,750
Purchase Obligations                   222,404         215,971       6,433           -             -
Other Obligations                  $    65,167     $    64,372   $     795           -             -
                                   -----------     -----------   ---------   ---------   -----------
Totals                             $ 1,543,678     $   444,920   $ 330,483   $ 282,525   $   485,750
                                   ===========     ===========   =========   =========   ===========

The majority of the Company's contractual obligations are made up of operating leases for its stores (see Note 5 of the Notes to Consolidated Financial Statements). The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2005 and commitments for fabric to be used during the next several seasons. Other obligations represent preventive maintenance contracts for the 2005 fiscal year and letters of credit outstanding as of January 29, 2005 (see Note 8 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET

Store count and gross square footage by brand were as follows:

                                                         January 29, 2005       January 31, 2004
                                                         ----------------       ----------------
Number of Stores
     Abercrombie & Fitch                                        357                     357
     abercrombie                                                171                     171
     Hollister                                                  256                     172
     RUEHL                                                        4                       -
                                                              -----                   -----
Total                                                           788                     700
                                                              =====                   =====

Gross square feet at period-end (thousands)
     Abercrombie & Fitch                                      3,138                   3,152
     abercrombie                                                752                     753
     Hollister                                                1,663                   1,111
     RUEHL                                                       37                       -
                                                              -----                   -----
Total                                                         5,590                   5,016
                                                              =====                   =====

Average store size at period-end (gross square feet)
     Abercrombie & Fitch                                      8,790                   8,828
     abercrombie                                              4,399                   4,401
     Hollister                                                6,495                   6,461
     RUEHL                                                    9,350                       -
                                                              -----                   -----
Total                                                         7,094                   7,165
                                                              =====                   =====

CAPITAL EXPENDITURES AND LESSOR CONSTRUCTION ALLOWANCES

Capital expenditures totaled $185.1 million, $159.8 million and $145.7 million for the 2004, 2003 and 2002 fiscal years, respectively. Additionally, the non-cash accrual for construction in progress decreased $15.5 million and $ 12.7 million in fiscal 2004 and fiscal 2002, respectively, and increased $18.6 million in fiscal 2003. Capital expenditures in the 2004 fiscal year related primarily to new store construction in addition to approximately $15.4 million invested in information technology, home office expansion and distribution center projects. Capital expenditures in the 2003 fiscal year related primarily to new store construction with approximately $35.0 million invested in home office expansion, information technology, including a new point-of-sale system and distribution center projects. Capital expenditures in the 2002 fiscal year related primarily to new store construction with approximately $20.0 million invested in information technology and distribution center projects.

Lessor construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $55.0 million, $60.6 million and $52.7 million in construction allowances during the 2004, 2003 and 2002 fiscal years, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which is amortized to reduce rent expense on a straight-line basis over the life of the leases in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases".

The Company anticipates spending $240.0 million to $250.0 million in the 2005 fiscal year for capital expenditures, of which $205.0 million to $215.0 million is planned to be for the construction of approximately 87 new stores as well as the remodeling of 25 to 35 existing stores. The balance of the capital expenditures will primarily relate to a new home office building and other miscellaneous home office and distribution center projects.

The Company intends to add approximately 520,000 gross square feet of stores in the 2005 fiscal year, which will represent a 9% increase over year-end 2004. Management anticipates the increase during fiscal 2005 will be due to the net addition of approximately 67 new Hollister stores, 5 RUEHL stores and 5 international stores. Additionally, the Company plans to remodel 25 to 35 Abercrombie & Fitch stores and convert a total of 9 Abercrombie & Fitch and abercrombie stores to 8 Hollister stores and one RUEHL store. In addition the Company plans to open a new 34,000 gross square foot flagship store on the corner of Fifth Avenue and 56th Street in Manhattan, New York and expand its store in The Grove in Los Angeles by approximately 14,000 gross square feet.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Abercrombie & Fitch stores, excluding the above mentioned New York and Los Angeles flagship stores, opened during the 2005 fiscal year will approximate $618,000 per store, net of construction allowances. In addition, initial inventory purchases for the stores are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new abercrombie stores opened during the 2005 fiscal year will approximate $581,000, net of construction allowances, per store. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Hollister stores opened during the 2005 fiscal year will approximate $613,000, net of construction allowances, per store. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

Although the Company opened four RUEHL stores during the 2004 fiscal year, it believes that the costs it has incurred to-date for the stores are not representative of the future average cost of opening a store.

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

The Company's significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements). The Company believes that the following policies are most critical to the portrayal of the Company's financial condition and results of operations.

Revenue Recognition - The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers are classified as revenue and the direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. Revenue is recognized when the gift card is redeemed for merchandise. The Company reviews its gift card liability at least annually and adjusts the liability based on historical redemption patterns as required.

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

Property and Equipment - Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and 3 to 10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores at the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc., "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

Income Taxes - Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company's operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management's judgment of the expected tax liabilities within the various taxing jurisdictions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment," a revision of FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123R requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 2 of the Notes to Consolidated Financial Statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is still in the process of determining the impact on the results of operations and financial position upon the adoption of SFAS 123R.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade auction rate securities classified as available-for-sale. These securities are consistent with the investment objectives contained within the investment policy established by the Company's Board of Directors. The basic objectives are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield. Despite the long-term maturity of auction rate securities, from the investor's perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset at predetermined periods ranging from 7 to 49 days. Failed auctions occur rarely. As of January 29, 2005, the Company held no auction rate securities.

The Company does not enter into financial instruments for trading purposes.

As of January 29, 2005, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that an adverse change in interest rates would have a material affect on the Company's financial condition.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               ABERCROMBIE & FITCH

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                                              2004          2003           2002
                                                           ----------    ----------     ----------
NET SALES                                                  $2,021,253    $1,707,810     $1,595,757

    Cost of Goods Sold, Occupancy and Buying Costs          1,111,460       990,866        940,010
                                                           ----------    ----------     ----------
GROSS INCOME                                                  909,793       716,944        655,747

    General, Administrative and Store Operating
    Expenses                                                  562,158       385,764        343,432
                                                           ----------    ----------     ----------

OPERATING INCOME                                              347,635       331,180        312,315

    Interest Income, Net                                       (5,218)       (3,708)        (3,768)
                                                           ----------    ----------     ----------

INCOME BEFORE INCOME TAXES                                    352,853       334,888        316,083

    Provision for Income Taxes                                136,477       130,058        121,329
                                                           ----------    ----------     ----------

NET INCOME                                                 $  216,376    $  204,830     $  194,754
                                                           ==========    ==========     ==========

NET INCOME PER SHARE:

    BASIC                                                  $     2.33    $     2.12     $     1.98
                                                           ==========    ==========     ==========
    DILUTED                                                $     2.28    $     2.06     $     1.94
                                                           ==========    ==========     ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING:

    BASIC                                                      92,777        96,833         98,171
                                                           ==========    ==========     ==========
    DILUTED                                                    95,110        99,580        100,631
                                                           ==========    ==========     ==========

DIVIDENDS PER SHARE                                        $     0.50    $     0.00     $     0.00
                                                           ==========    ==========     ==========

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                               ABERCROMBIE & FITCH

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                      January 29,   January 31,
                                                                         2005          2004
                                                                      ----------    -----------
ASSETS

CURRENT ASSETS:
    Cash and Equivalents                                              $  350,368    $    56,373
    Marketable Securities                                                      -        464,700
    Receivables                                                           26,127          7,197
    Inventories                                                          211,198        170,703
    Store Supplies                                                        36,536         29,993
    Other                                                                 28,048         23,689
                                                                      ----------    -----------

TOTAL CURRENT ASSETS                                                     652,277        752,655

PROPERTY AND EQUIPMENT, NET                                              687,011        630,022

OTHER ASSETS                                                               8,413            552
                                                                      ----------    -----------

TOTAL ASSETS                                                          $1,347,701    $ 1,383,229
                                                                      ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                  $   83,760    $    58,191
    Outstanding Checks                                                    53,577    $    33,173
    Accrued Expenses                                                     234,210        163,389
    Deferred Lease Credits                                                31,135         26,627
    Income Taxes Payable                                                  11,183         29,692
                                                                      ----------    -----------

TOTAL CURRENT LIABILITIES                                                413,865        311,072


LONG TERM LIABILITIES:
    Deferred Income Taxes                                                 55,346         31,236
    Deferred Lease Credits                                               177,923        154,768
    Other Liabilities                                                     31,241         28,388
                                                                      ----------    -----------

TOTAL LONG TERM LIABILITIES                                              264,510        214,392

SHAREHOLDERS' EQUITY:
    Class A Common Stock - $.01 par value: 150,000,000 shares
     authorized and 103,300,000 shares issued at January 29, 2005
     and January 31, 2004, respectively                                    1,033          1,033
    Paid-In Capital                                                      140,251        139,139
    Retained Earnings                                                  1,076,023        906,085

    Treasury Stock, at Average Cost
       17,262,943 and 8,692,501 shares at January 29, 2005
       and January 31, 2004, respectively                               (547,981)      (188,492)
                                                                      ----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                               669,326        857,765
                                                                      ----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,347,701    $ 1,383,229
                                                                      ==========    ===========

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                               ABERCROMBIE & FITCH

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Thousands)

                                     Common Stock                                                Treasury Stock
                                ---------------------                                          ------------------
                                                                                                                       Total
                                   Shares              Paid-In    Retained               At Average   Shareholders'
                                Outstanding Par Value  Capital    Earnings       Shares     Cost        Equity
                                ----------- ---------  --------  -----------     ------  ----------  -------------
Balance, February 2, 2002          98,873    $ 1,033   $141,394  $   506,501     4,426   $ (66,533)    $ 582,395

Purchase of Treasury Stock         (1,850)         -          -            -     1,850     (42,691)      (42,691)

Net Income                              -          -          -      194,754         -           -       194,754

Tax Benefit from Exercise
 of Stock Options and
 Vesting of Retricted Stock             -          -        164            -         -           -           164

Stock Options, Restricted
 Stock and Other                      246          -      1,019            -       (245)        666        1,685
                                   ------    -------   --------  -----------      ------   ---------     ---------
Balance, February 1, 2003          97,269    $ 1,033   $142,577     $701,255       6,031   $(108,558)    $ 736,307


Purchase of Treasury Stock         (4,401)         -          -            -       4,401    (115,670)     (115,670)

Net Income                              -          -          -      204,830           -           -       204,830

Tax Benefit from Exercise
 of Stock Options and
 Vesting of Retricted Stock             -          -      9,505             -           -            -       9,505


Stock Options, Restricted
 Stock and Other                    1,739          -    (12,943)           -       (1,740)     35,736        22,793
                                   ------    -------   --------  -----------      -------   ---------     ---------

Balance, January 31, 2004          94,607    $ 1,033   $139,139  $   906,085        8,692   $(188,492)    $ 857,765

Purchase of Treasury Stock        (11,151)         -          -            -       11,151    (434,658)     (434,658)

Net Income                              -          -          -      216,376            -           -       216,376

Dividends ($0.50 per share)             -          -                 (46,438)           -           -       (46,438)

Tax Benefit from Exercise
 of Stock Options and
 Vesting of Retricted Stock             -          -     17,308            -            -           -        17,308

Stock Options, Restricted
  Stock and Other                   2,580          -    (16,196)           -       (2,580)     75,169        58,973
                                   ------    -------   --------  -----------       ------   ---------     ---------
Balance, January 29, 2005          86,036    $ 1,033   $140,251  $ 1,076,023       17,263   $(547,981)    $ 669,326
                                   ======    =======   ========  ===========       ======   =========     =========

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                              ABERCROMBIE & FITCH

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

                                                                2004                  2003                2002
                                                            ------------          -----------          -----------
OPERATING ACTIVITIES:

    Net Income                                               $   216,376          $   204,830          $   194,754

    Impact of Other Operating Activities on Cash Flows:
       Depreciation and Amortization                             105,814               89,539               75,951
       Amortization of Deferred Lease Credits                    (32,794)             (24,774)             (21,061)
       Non-cash Charge for Unearned Stock Compensation            10,372                5,310                2,295
       Deferred Taxes                                              3,942                7,126               21,092
       Non-Cash Charge for Asset Impairment                        1,190                    -                1,251
       Loss on Disposal of Assets                                  4,664                    -                    -
       Lessor Construction Allowances                             55,009               60,649               52,686
    Changes in Assets and Liabilities:
        Inventories                                              (34,445)             (27,397)             (34,430)
        Accounts Payable and Accrued Expenses                    105,524                8,054               43,301
        Income Taxes                                              18,967               10,459               17,022
        Other Assets and Liabilities                             (28,494)               8,749               (7,029)
                                                            ------------          -----------          -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        426,125              342,545              345,832
                                                            ------------          -----------          -----------

INVESTING ACTIVITIES:
    Capital Expenditures                                        (185,065)            (159,777)            (145,662)
    Purchases of Marketable Securities                        (4,314,070)          (3,849,077)          (2,729,271)
    Proceeds from Sales of Marketable Securities               4,778,770            3,771,085            2,418,661
    Collection of Notes Receivable                                     -                    -                4,954
                                                            ------------          -----------          -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             279,635             (237,769)            (451,318)
                                                            ------------          -----------          -----------

FINANCING ACTIVITIES:
    Change in Outstanding Checks                                  20,404                4,145                4,047
    Purchases of Treasury Stock                                 (434,658)            (115,670)             (42,691)
    Stock Option Exercises and Other                              48,927               19,767                 (282)
    Dividends Paid                                               (46,438)                   -                    -
                                                            ------------          -----------          -----------

NET CASH USED FOR FINANCING ACTIVITIES                          (411,765)             (91,758)             (38,926)
                                                            ------------          -----------          -----------

NET INCREASE IN CASH AND EQUIVALENTS                             293,995               13,018             (144,412)
    Cash and Equivalents, Beginning of Year                       56,373               43,355              187,767
                                                            ------------          -----------          -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $   350,368          $    56,373          $    43,355
                                                            ============          ===========          ===========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
    Change in Accrual for Construction in Progress          ($    15,513)         $    18,589         ($    12,658)
                                                            ============          ===========          ===========

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

      FISCAL YEAR

      The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2004, 2003 and 2002 represent the fifty-two week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

      CASH AND EQUIVALENTS

      Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days. Outstanding checks at year end are reclassified in the balance sheet from cash to accounts payable to be reflected as liabilities. At fiscal year end 2004 and 2003, the outstanding checks reclassified were $53.6 million and $33.2 million, respectively.

      MARKETABLE SECURITIES

      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At January 29, 2005, the Company had no investments in marketable securities and at January 31, 2004 had $464.7 million of investments in marketable securities. The marketable securities consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 49 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from marketable securities. All income generated from these marketable securities was recorded as interest income.

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

      The markdown reserve was $6.6 million and $5.5 million at January 29, 2005 and January 31, 2004, respectively. The shrink reserve was $2.9 million and $3.3 million at January 29, 2005 and January 31, 2004, respectively.

      STORE SUPPLIES

      The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. Subsequent shipments are expensed except for new merchandise presentation programs, which are capitalized.

      PROPERTY AND EQUIPMENT

      Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and 3 to 10 years for other property and equipment. Beneficial leaseholds represent the present value of the excess of fair market rent over contractual rent of existing stores as of the 1988 purchase of the Abercrombie & Fitch business by The Limited, Inc. (now known as Limited Brands, Inc., "The Limited") and are being amortized over the lives of the related leases. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

      Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows. The Company incurred impairment charges of $1.2 million and $1.3 million in fiscal 2004 and fiscal 2002, respectively. There were no impairment charges taken in fiscal 2003.

      INCOME TAXES

      Income taxes are calculated in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      CONTINGENCIES

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

      SHAREHOLDERS' EQUITY

      At January 29, 2005 and January 31, 2004, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 86.0 million and
      94.6 million shares were outstanding at January 29, 2005 and January 31, 2004, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 29, 2005 and January 31, 2004, respectively. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 13 for information about Preferred Stock Purchase Rights.

      Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

      REVENUE RECOGNITION

      The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company accounts for gift cards by recognizing a liability at the time when a gift card is sold. Revenue is recognized when the gift card is redeemed for merchandise. The Company reviews its gift card liability at least annually and adjusts the liability based on historical redemption patterns as required.

      COST OF GOODS SOLD, OCCUPANCY AND BUYING COSTS

      The following expenses are included as part of Cost of Goods Sold, Occupancy and Buying Costs: landed cost of merchandise, freight, payroll and related costs associated with merchandise, design, procurement, inspection, store rents and other real estate costs, store asset depreciation, inventory shrink and markdowns, and catalogue production and mailing costs.

      GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

      General, Administrative and Store Operating Expenses include distribution center costs including receiving and warehouse costs, store payroll and expenses, home office payroll and expenses (not related to merchandise procurement) and advertising.

      CATALOGUE AND ADVERTISING COSTS

      Costs related to the catalogue, primarily consist of catalogue production and mailing costs and are expensed as incurred as a component of "Cost of Goods Sold, Occupancy and Buying Costs." Advertising costs consist of in-store photographs and advertising in selected national publications and billboards and are expensed as part of "General, Administrative and Store Operating Expenses" when the photographs or publications first appear. Catalogue and advertising costs, which include photo shoot costs, amounted to $33.8 million in 2004, $33.6 million in 2003 and $33.4 million in 2002.

      OPERATING LEASES

      The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.

      For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction to rent expense on the consolidated statement of income over the terms of the leases. For scheduled rent escalation clauses during the lease term, the Company records minimum rental expense on a straight-line basis over the terms of the lease on the consolidated statement of income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

      Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheet and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.

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

      STOCK-BASED COMPENSATION

      The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123," but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company does recognize compensation expense related to restricted share awards. If compensation expense related to options had been determined based on the estimated fair value of options granted in 2004, 2003 and 2002, consistent with the methodology in SFAS 123, the pro forma effect on net income and net income per basic and diluted share would have been as follows:

      (Thousands except per share amounts)

                                                                          2004                2003                2002
                                                                        ---------           ---------           ---------
Net income:
     As reported                                                        $ 216,376           $ 204,830           $ 194,754

     Stock-based compensation expense included in
     reported net income, net of tax                                        6,358               3,250               1,414

     Stock-based compensation expense determined
     under fair value based method, net of tax(1)                         (27,720)            (27,274)            (27,673)
                                                                        ---------           ---------           ---------
     Pro forma                                                          $ 195,014           $ 180,806           $ 168,495
                                                                        =========           =========           =========
     Basic earnings per share:
       As reported                                                      $    2.33           $    2.12           $    1.98
       Pro forma                                                        $    2.10           $    1.87           $    1.72

     Diluted earnings per share:
       As reported                                                      $    2.28           $    2.06           $    1.94
       Pro forma                                                        $    2.05           $    1.83           $    1.68

(1) Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented using the intrinsic value method.

      The average weighted-average fair values of options were $15.05, $14.18 and $12.07 for the 2004, 2003 and 2002 fiscal years, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which are included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: a 1.28% dividend yield in the 2004 fiscal year and no expected dividends in the 2003 and 2002 fiscal years; average price volatility of 56%, 63% and 53% in the 2004, 2003 and 2002 fiscal years, respectively; average risk-free interest rates of 3.2%, 3.0% and 4.3% in the 2004, 2003 and 2002 fiscal years, respectively; assumed average forfeiture rates of 28%, 23% and 15% for the 2004, 2003 and 2002 fiscal years; and vesting lives of 4 years in the 2004, 2003 and 2002 fiscal years.

      For options granted to non-associates directors during 2004, the average weighted-average fair value of the options was $5.22. The fair value of each option was estimated using the Black-Scholes option-pricing model, which are included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: a 1.28% dividend yield; average price volatility of 37%; average risk-free interest rate of 2.0; assumed average forfeiture rate of 12%; and vesting life of 1 year.

      EARNINGS PER SHARE

      Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted shares.

Weighted-Average Shares Outstanding (in thousands):

                                                      2004                   2003                   2002
                                                     -------                -------                -------
Shares of Class A Common Stock issued                103,300                103,300                103,300
Treasury shares outstanding                          (10,523)                (6,467)                (5,129)
                                                     -------                -------                -------
Basic shares outstanding                              92,777                 96,833                 98,171

Dilutive effect of options and restricted shares       2,333                  2,747                  2,460
                                                     -------                -------                -------
Diluted shares outstanding                            95,110                 99,580                100,631
                                                     =======                =======                =======

      Options to purchase 5,213,000, 6,151,000, and 9,218,000 shares of Class A Common Stock were outstanding at year-end 2004, 2003 and 2002, respectively, but were not included in the computation of net income per diluted share because the options' exercise prices were greater than the average market price of the underlying shares.

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

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment," a revision of FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123R requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 2 of the Notes to Consolidated Financial Statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is still in the process of determining the impact on the results of operations and financial position upon the adoption of SFAS 123R.

4.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consisted of (thousands):

                                                       2004            2003
                                                    -----------     -----------
Land                                                $    15,985     $    15,985
Building                                                110,971         110,726
Furniture, fixtures and equipment                       516,127         469,135
Leasehold improvements                                  402,535         332,231
Construction in progress                                 27,782          27,901
Beneficial leaseholds                                        12           5,839
                                                    -----------     -----------
   Total                                            $ 1,073,412     $   961,817

Less: Accumulated depreciation and amortization         386,401         331,795
                                                    -----------     -----------

Property and equipment, net                         $   687,011     $   630,022
                                                    ===========     ===========

5.    LEASED FACILITIES AND COMMITMENTS

      Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

      A summary of rent expense follows (thousands):

                           2004          2003          2002
                         ---------     ---------     ---------
Store rent:
   Fixed minimum         $ 141,450     $ 122,001     $ 106,053
   Contingent                6,932         5,194         4,886
                         ---------     ---------     ---------
Total store rent         $ 148,382     $ 127,195     $ 110,939

Buildings, equipment
and other                    1,663         1,219         1,133
                         ---------     ---------     ---------

Total rent expense       $ 150,045     $ 128,414     $ 112,072
                         =========     =========     =========

      At January 29, 2005, the Company was committed to noncancelable leases with remaining terms of one to fifteen years. These commitments include store leases with initial terms ranging primarily from ten to fifteen years. A summary of minimum rent commitments under noncancelable leases follows (thousands):

      2005      $ 164,577
      2006        166,688
      2007        156,567
      2008        145,506
      2009        137,019
Thereafter        485,750

6.    ACCRUED EXPENSES

      Accrued expenses consisted of the following (thousands):

                                                      2004          2003
                                                    ---------     ---------
Legal                                               $  54,252     $   9,248
Rent and landlord charges                              46,739        42,846
Current portion of unredeemed gift card revenue        31,283        20,417
Accrual for construction in progress                   15,756        31,269
Employee bonuses and incentive compensation            13,959         1,742
Other                                                  72,221        57,867
                                                    ---------     ---------
   Total                                            $ 234,210     $ 163,389
                                                    =========     =========

      The accrued legal expense included $49.1 million related to the settlement of three related class action employment discrimination lawsuits.

7.    INCOME TAXES

      The provision for income taxes consisted of (thousands):

                          2004          2003          2002
                       ---------     ---------     ---------
Currently Payable:
  Federal              $ 112,537     $ 101,692     $  88,238
  State                   19,998        18,248        13,865
                       ---------     ---------     ---------
                       $ 132,535     $ 119,940     $ 102,103
                       ---------     ---------     ---------
Deferred:
  Federal              $   2,684     $   8,601     $  16,629
  State                    1,258         1,517         2,597
                       ---------     ---------     ---------
                       $   3,942     $  10,118     $  19,226
                       ---------     ---------     ---------

Total Provision        $ 136,477     $ 130,058     $ 121,329
                       =========     =========     =========

      A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

                                                 2004      2003      2002
                                                 ----      ----      ----
Federal income tax rate                          35.0%     35.0%     35.0%
State income tax, net of Federal income tax
effect                                            3.9       3.8       3.5
Other items, net                                 (0.2)      0.0      (0.1)
                                                 ----      ----      ----

Total                                            38.7%     38.8%     38.4%
                                                 ====      ====      ====

      Income taxes payable included net current deferred tax assets of $44.4 million and $24.2 million at January 29, 2005 and January 31, 2004, respectively.

      Under a tax sharing arrangement with The Limited, which owned 84.2% of the outstanding Common Stock through May 19, 1998, the Company was responsible for and paid to The Limited its proportionate share of income taxes calculated upon its separate taxable income at the estimated annual effective tax rate for periods prior to May 19, 1998. In 2002, a final tax sharing payment was made to The Limited pursuant to an agreement to terminate the tax sharing agreement. As a result, the Company has been indemnified by The Limited for any federal, state or local taxes asserted with respect to The Limited for all periods prior to May 19, 1998. Amounts paid to The Limited totaled $1.4 million in 2002.

      Amounts paid directly to taxing authorities were $114.0 million, $113.0 million and $82.3 million in 2004, 2003, and 2002, respectively.

      The effect of temporary differences which give rise to deferred income tax assets (liabilities) was as follows (thousands):

                                            2004            2003
                                         ----------      ----------
Deferred tax assets:
    Deferred compensation                 $  16,205       $  10,208
    Rent                                     98,793          86,746
    Accrued expenses                          7,194           2,502
    Inventory                                 3,268           1,717
    Legal Expense                            15,288           3,234
                                         ----------      ----------
      Total deferred tax assets           $ 140,748       $ 104,407
                                         ----------      ----------

Deferred tax liabilities:
    Store supplies                       ($  10,542)     ($   9,384)
    Property and equipment                 (141,147)       (102,022)
                                         ----------      ----------
      Total deferred tax liabilities     ($ 151,689)     ($ 111,406)
                                         ----------      ----------

Net deferred income tax liabilities      ($  10,941)     ($   6,999)
                                         ==========      ==========

      No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

8.    LONG-TERM DEBT

      On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the "Credit Agreement"). The primary purposes of the Credit Agreement is for letters of credit (Trade and stand-by) and working capital. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank's "Alternate Base Rate". Facility fees payable under the Amended Credit Agreement will be based on the Company's ratio (the "leverage ratio") of the sum of total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") for the trailing four-fiscal-quarter period and the facility fees are projected to accrue at .175% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $49.6 million and $42.8 million were outstanding under the Credit Agreement at January 29, 2005 and at January 31, 2004. No borrowings were outstanding under the Credit Agreement at January 29, 2005 and at January 31, 2004.

9.    RELATED PARTY TRANSACTIONS

      Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid Jr., who serves on A&F's Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the 2004, 2003 and 2002 fiscal years were approximately $2.1 million, $2.0 million and $1.9 million, respectively. These amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

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

10.   STOCK OPTIONS AND RESTRICTED SHARES

      Under the Company's stock plans, associates and non-associate directors may be granted up to a total of 24.0 million restricted shares and options to purchase A&F's common stock at the market price on the date of grant. In 2004, associates of the Company were granted options covering approximately 444,000 shares, with a vesting period of four years. Options covering a total of 40,000 shares were granted to non-associate directors in 2004. Options granted to the non-associate directors vest on the first anniversary of the grant date. All options have a maximum term of ten years.

                                                               Options Exercisable at
       Options Outstanding at January 29, 2005                    January 29, 2005
------------------------------------------------------     ------------------------------
                              Weighted-
                               Average       Weighted-
Range of                      Remaining       Average                        Weighted-
Exercise        Number       Contractual     Exercise         Number          Average
 Prices      Outstanding        Life           Prise       Exercisable     Exercise Price
--------     -----------     -----------     ---------     -----------     --------------
$ 8-$23          991,000         3.3          $ 12.26         613,000         $ 13.00
$23-$38        6,130,000         5.9          $ 26.56       3,804,000         $ 25.86
$38-$51        4,908,000         4.6          $ 43.85       2,445,000         $ 43.76
-------       ----------         ---          -------       ---------         -------
$ 8-$51       12,029,000         5.2          $ 32.44       6,862,000         $ 31.09
=======       ==========         ===          =======       =========         =======

      A summary of option activity for fiscal 2004, 2003 and 2002 follows:

                                                2004                         2003                          2002
                                     --------------------------   --------------------------   ---------------------------
                                                     Weighted-                    Weighted-                    Weighted-
                                                      Average                      Average                      Average
                                        Shares     Option Price     Shares      Option Price      Shares      Option Price
                                     -----------   ------------   -----------   ------------   -----------    ------------
Outstanding at beginning of year      14,839,900      $ 30.03      16,059,000      $ 28.31      12,961,000      $ 28.65
Granted                                  484,000        36.48         640,000        27.89       3,583,000        26.53
Exercised                             (2,564,000)       19.49      (1,586,600)       12.39         (93,000)       16.44
Canceled                                (730,000)       31.67        (272,500)       27.04        (392,000)       26.31
                                     -----------      -------     -----------      -------     -----------      -------
Outstanding at end of year            12,029,900      $ 32.44      14,839,900      $ 30.03      16,059,000      $ 28.31
                                     ===========      =======     ===========      =======     ===========      =======

Options exercisable at year-end        6,862,000      $ 31.09       6,191,000      $ 27.04       4,556,000      $ 19.10
                                     ===========      =======     ===========      =======     ===========      =======

      A total of 507,500, 78,000 and 1,046,000 restricted shares were granted in fiscal 2004, 2003 and 2002, respectively, with a total market value at grant date of $16.0 million, $2.1 million and $28.0 million, respectively. Of the restricted shares granted in 2002, 1,000,000 shares were awarded to the Company's Chairman, which become vested on December 31, 2008 provided the Chairman remains continuously employed by the Company through such date. The remaining restricted share grants either vest on a graduated scale over four years for associates or over one year for the non-associate directors. The market value of restricted shares is being amortized as compensation expense over the vesting period, which excluding the above mentioned grants to the Chairman and the non-associate directors is generally four years. Compensation expenses related to restricted share awards amounted to $10.4 million, $5.3 million and $2.3 million in 2004, 2003 and 2002, respectively.

11.   RETIREMENT BENEFITS

      The Company maintains a qualified defined contribution retirement plan and a nonqualified supplemental retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company's contributions to these plans are based on a percentage of associates' eligible annual compensation. The cost of these plans was $9.1 million in 2004, $6.4 million in 2003 and $5.6 million in 2002.

      Effective February 2, 2003, the Company established a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement income to its Chairman. Subject to service requirements, the Chairman will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Amended and Restated Employment Agreement, dated as of January 30, 2003, between the Company and its Chairman.

      Effective May 17, 2004, the Company established a Supplemental Executive Retirement Plan (the "SERP") to provide additional retirement income to its President and Chief Operating Officer. Subject to service requirements, upon retirement at age 57 the President and Chief Operating Officer would receive a monthly annuity of $8,333.33 for life. The monthly amount would be actuarially increased for retirement after age 57, or reduced 20% per year for retirement prior to age 57. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Employment Agreement, dated as of May 17, 2004, between the Company and its President and Chief Operating Officer.

12.   CONTINGENCIES

      The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

      In 2003, five actions were filed in different state courts under various states' laws on behalf of purported classes of employees and former employees of the Company alleging that the Company required its associates to wear and pay for a "uniform" in violation of applicable law. In each case, the plaintiff, on behalf of his or her purported class, sought injunctive relief and unspecified amounts of economic and liquidated damages. Two of the actions were ordered coordinated in November of 2003 and on February 28, 2005, were settled and dismissed with prejudice as to the individual claims and without prejudice as to the putative class claims. Two other cases were stayed in the state court proceedings and the plaintiffs in those cases joined in the action in federal court described in the immediately following paragraph. In connection with the settlement of that federal court action, the two related state court cases were dismissed with prejudice. The Company has filed an answer in the remaining state court action. The plaintiffs in that action filed, and the Company opposed, a motion to certify a class of employees in the State of Washington. The Court granted the plaintiffs' motion and the Company has commenced a discretionary appeal thereof.

      In 2003, an action was filed in the United States District Court for the Western District of Pennsylvania, in which the plaintiff alleged that the "uniform," when purchased, drove associates' wages below the federal minimum wage. The complaint purported to state a collective action on behalf of part-time associates under the Fair Labor Standards Act. On November 17, 2004, the Court gave final approval of the settlement of this case and the two state court cases whose plaintiffs had joined in the federal court action, and dismissal of the case with prejudice was entered. The settlement is not material to the consolidated financial statements of the Company.

      As previously mentioned, five of the above-described cases have been settled. The Company does not believe it is feasible to predict the outcome of the remaining state court legal proceeding described above and intends to vigorously defend against it. The timing of the final resolution of that proceeding is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for that legal proceeding.

      In each of 2004, 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In the action which was filed in state court under California law in 2002, the parties are in the process of discovery, and the trial court has ordered a class of store managers in California certified for limited purposes. In the action which was filed in the United States District Court for the Southern District of Ohio in 2003, the Company has filed a motion to dismiss which was denied as to certain of the plaintiffs and remains pending as to certain claims of a third plaintiff. The parties in this action have commenced discovery.

      In the remaining case, which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the Company has filed an answer. The Company does not believe it is feasible to predict the outcome of the legal proceedings described in this paragraph and intends to defend vigorously against them. The timing of the final resolution of each of these proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

      In 2003, an action was filed in the United States District Court for the Northern District of California on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs in this action sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. Two other purported class action employment discrimination lawsuits were subsequently filed in the United States District Court for the Northern District of California, both on November 8, 2004. One alleged gender (female) discrimination in hiring or employment decisions and sought, on behalf of the purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the "EEOC") alleging race, ethnicity and gender (female) discrimination in hiring or employment decisions. The EEOC complaint sought injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provided that the Company would set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys' fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the third quarter of fiscal 2004. This was in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the case filed in 2003. The preliminary approval order was signed by Judge Susan Illston of the United States District Court for the Northern District of California on November 16, 2004, and that order scheduled a final fairness and approval hearing for April 14, 2005.

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

14.   SUBSEQUENT EVENTS

      In February 2005, two substantially similar actions were filed in the Court of Chancery of the State of Delaware by A&F stockholders challenging the compensation received by A&F's Chief Executive Officer, Michael S. Jeffries. The complaints allege, among other things, that the Board of Directors of A&F and the members of the Compensation Committee of the Board breached their fiduciary duties in granting stock options and an increase in cash compensation to Mr. Jeffries in February 2002 and in approving Mr. Jeffries's current employment agreement in January 2003 (the "Amended and Restated Employment Agreement"). The complaints further assert that A&F's disclosures with respect to Mr. Jeffries' compensation were deficient. The complaints seek, among other things, to rescind the purportedly wrongful compensation and to set aside the current employment agreement. The actions have been consolidated under the caption, In re Abercrombie & Fitch Co. Shareholder Derivative Litigation., C.A. No. 1077 (the "Litigation"). A&F has formed a special committee of independent directors (the "Special Committee") to determine what action to take with respect to the Litigation. A&F and the defendant members of the Board of Directors have denied, and continue to deny, any liability or wrongdoing with respect to all claims alleged in the Litigation. Nevertheless, the Special Committee, A&F and the other defendants have determined that it is desirable to settle the Litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the Litigation would entail and to dispel any uncertainty that may exist as a result of the Litigation.

      Pursuant to a stipulation of settlement dated April 8, 2005, and subject to the approval of the Court, the parties have agreed to settle the Litigation on the following terms: (i) Mr. Jeffries's Amended and Restated Employment Agreement will be amended to reduce his "stay bonus" from twelve million dollars to six million dollars and to condition receipt of the stay bonus on A&F's achieving defined performance criteria (except in certain circumstances), (ii) Mr. Jeffries will not receive any award of stock options during calendar years 2005 and 2006 and in subsequent years will receive stock options only in the discretion of the Compensation Committee, (iii) Mr. Jeffries will hold the Career Shares awarded under Section 4(b) of his Amended and Restated Employment Agreement for a period of one year after he ceases to be an executive officer of A&F (the "Holding Period"), and (iv) Mr. Jeffries will hold one half of the A&F shares received from the first one million stock options exercised following this settlement, net of shares equal to the amount of withholding taxes and exercise price, until the expiration of the Holding Period. Also as part of the settlement, the Special Committee has agreed to recommend to the full Board that the Board cause A&F to take, subject to the directors' fiduciary duties, and A&F has agreed to use its best efforts to take, each of the following actions, with the actions described in clauses (i) through (iv) to be achieved not later than the one year anniversary of the settlement becoming final: (i) A&F shall conduct a full review of its corporate governance practices and procedures, (ii) at least a majority of the members of the Compensation Committee shall be directors who were not members of the Compensation Committee at the time of the events giving rise to the Litigation and who have no substantial business or professional relationship with A&F other than their status as directors, (iii) the Compensation Committee shall retain independent counsel and an independent compensation expert, (iv) A&F shall adopt FAS 123 providing for the expensing of stock option compensation, (v) for a period of five years A&F shall not nominate for election to the Board any director who does not meet the New York Stock Exchange standards for director independence (provided, however, this provision shall not apply to any current member of the Board or to up to three members of A&F's senior management), (vi) one member of the Board who does not meet such standards shall not be nominated for re-election in connection with the 2005 annual meeting, and (vii) the Company shall review the disclosures to appear in A&F's proxy statement for its 2005 Annual Meeting relating to executive compensation and will provide plaintiffs' counsel with an opportunity to comment on the disclosures. The stipulation of settlement provides for a release of all claims that A&F has or may have against any of the defendants relating to the matters and claims that were or could have been raised in the Litigation. The plaintiffs will apply to the Court for an award of attorneys' fees.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial results for 2004 and 2003 follow (thousands except per share amounts):

        2004 Quarter             First       Second      Third       Fourth
----------------------------   ---------   ---------   ---------   ---------
Net sales                      $ 411,930   $ 401,346   $ 520,724   $ 687,254
Gross income                     164,991     181,643     226,537     336,624
Operating income                  46,722      68,762      61,978     170,175
Net income                        29,317      42,888      39,911     104,261
Net income per basic share     $    0.31   $    0.45   $    0.43   $    1.19
Net income per diluted share   $    0.30   $    0.44   $    0.42   $    1.15

        2003 Quarter             First       Second      Third      Fourth
----------------------------   ---------   ---------   ---------   ---------
Net sales                      $ 346,722   $ 355,719   $ 444,979   $ 560,389
Gross income                     128,578     143,850     182,993     261,523
Operating income                  40,680      55,134      80,578     154,788
Net income                        25,785      34,528      49,934      94,583
Net income per basic share     $    0.26   $    0.36   $    0.52   $    0.98
Net income per diluted share   $    0.26   $    0.34   $    0.50   $    0.97

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abercrombie & Fitch Co.:

We have completed an integrated audit of Abercrombie & Fitch Co.'s fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its fiscal 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. ("the Company") and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Abercrombie & Fitch Co. did not maintain effective internal control over financial reporting as of January 29, 2005, because the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of January 29, 2005, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's 2003, 2002 and 2001 annual financial statements and 2004 and 2003 interim consolidated financial statements. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Abercrombie & Fitch Co. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Abercrombie & Fitch Co. has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers
Columbus, Ohio
April 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chairman and Chief Executive and the Senior Vice President - Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

The Company's management, with the participation of the Chairman and Chief Executive Officer and the Senior Vice President - Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's design and operation of its disclosure controls and procedures as of January 29, 2005. The evaluation included consideration of facts and circumstances surrounding corrections of the Company's lease accounting practices. These corrections resulted in the restatement of the Company's 2003, 2002 and 2001 annual financial statements and 2004 and 2003 interim consolidated financial statements. As a result of the restatements and the related material weakness discussed under "Management's Report on Internal Control Over Financial Reporting," the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 29, 2005, the Company's disclosure controls and procedures were not effective at a reasonable level of assurance. Notwithstanding this material weakness, the Company's management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company's financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the Company's controls over the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease were ineffective to ensure that such leasing transactions were recorded in accordance with generally accepted accounting principles. Specifically, because of the deficiency in the Company's controls over the selection and application of its lease accounting policies, the Company failed to properly classify and account for property and equipment, deferred lease credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company's 2003, 2002 and 2001 annual financial statements and 2004 and 2003 interim consolidated financial statements. Additionally, if the control deficiency is not remediated it could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness and that internal control over financial reporting was not effective as of January 29, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005 as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors, persons nominated to become directors and executive officers is incorporated by reference from the text under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005 and from the text under the caption "Supplemental Item - Executive Officers of the Registrant" in this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the text under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

Code of Business Conduct

Information concerning the Company's Code of Business Conduct is incorporated by reference from the text under the caption "Election of Directors - Code of Business Conduct and Ethics" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005 and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

Information concerning equity compensation plans is incorporated by reference from the text under the caption "Equity Compensation Plans" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning certain relationships and related transactions involving the Company and certain others is incorporated by reference from the text under the captions "Election of Directors - Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company's pre-approval policy and services rendered by the Company's principal independent auditors is incorporated by reference from the text under captions "Audit Committee Matters - Pre-approval Policy" and "- Fees of Independent Registered Public Accountants" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2005.

                                     PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

      (1) Consolidated Financial Statements:

          Consolidated Statements of Income for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

          Consolidated Balance Sheets as of January 29, 2005 and January 31,
          2004

          Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.

          Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003

          Notes to Consolidated Financial Statements.

      (2) Consolidated Financial Statement Schedules:

          All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

      (3) Exhibit Index:

      3.1 Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996. (File No. 1-12107)

      3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. (File No. 1-12107)

      3.3 Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

      3.4 Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2002. (File No. 1-12107)

      3.5 Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107)

      3.6 Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended
            and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

      3.7 Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

      4.1 Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; National City Bank, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners (the "Amended Credit Agreement"), incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107)

      4.2 Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Co.; each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co.; and National City Bank, as Administrative Agent for the Lenders party to the Amended Credit Agreement"), incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107)

      4.3 Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F's Registration Statement on Form 8-A dated July 21, 1998. (File No. 1-12107)

      4.4 Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F's Amendment No. 1 to Form 8-A dated April 23, 1999. (File No. 1-12107)

      4.5 Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999. (File No. 1-12107)

      4.6 Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001. (File No. 1-12107)

     *10.1 Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002. (File No. 1-12107)

     *10.2 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. (File No. 1-12107)

       *10.3 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

       *10.4 Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

       *10.5 Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 11, 2003. (File No. 1-12107)

       *10.6 Abercrombie & Fitch, Inc. Directors' Deferred Compensation Plan (as amended and restated May 22, 2003) incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

       *10.7 Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly know as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit
                10.9 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 1-12107)

       *10.8 Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 1-12107)

        *10.9 Retirement Agreement, executed on May 20, 2004, by and between Seth R. Johnson and A&F, incorporated herein by reference to
                Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

        *10.10 Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004, incorporated herein by reference to Exhibit 10.10 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107)

        *10.11 Form of Restricted Shares Award Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.12 Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.13 Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.14 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.15 Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.16 Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.17 Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.18 Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.18 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.19 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to
                Exhibit 10.19 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.20 Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to
                Exhibit 10.20 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.21 Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.22 Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 1-12107)

        *10.23 Letter Agreement, executed by Abercrombie & Fitch Co. on October 6, 2004 and by Seth R. Johnson on October 10, 2004, providing for Amendment to Retirement Agreement, executed on May 20, 2004, incorporated herein by reference to Exhibit 10 to A&F's Current Report on Form 8-K dated October 12, 2004 (File No. 1-12107)

        *10.24 Letter providing terms of offer of employment, executed by Abercrombie & Fitch Co. on October 20, 2004 and accepted by Thomas D. Mendenhall on October 22, 2004, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated October 28, 2004 (File No. 1-12107)

        *10.25 Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by Abercrombie & Fitch Co. in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by Abercrombie & Fitch Co. in respect of future automatic grants of stock units, incorporated herein by reference to
                Exhibit 10.1 to A&F's Current Report on Form 8-K dated February 3, 2005 (File No. 1-12107)

        *10.26 Amendment to Employment Agreement, executed by Abercrombie & Fitch Co. and by Robert S. Singer as of April 11, 2005, amending the Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer

        *10.27 Employment Separation Agreement, executed by Abercrombie & Fitch Co. and by Carole Kerner as of February 17, 2005

        14 Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 1-12107)

        21.1    List of Significant Subsidiaries of the Registrant

        23.1 Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

        24.1    Powers of Attorney

        31.1 Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ABERCROMBIE & FITCH CO.

Date: April 14, 2005            By /s/ SUSAN J. RILEY
                                   -------------------------------
                                   Susan J. Riley,
                                   Senior Vice President-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2005.

      Signature                                       Title

/s/ Michael S. Jeffries          Chairman, Chief Executive Officer and Director
------------------------
Michael S. Jeffries

/s/ Robert S. Singer             President, Chief Operating Officer and Director
------------------------
Robert S. Singer

            *
------------------------         Director
James B. Bachmann

            *
------------------------         Director
Lauren J. Brisky

            *
------------------------         Director
Russell M. Gertmenian

            *
------------------------         Director
John A. Golden

            *
------------------------         Director
Archie M. Griffin

            *
------------------------         Director
John W. Kessler

            *
------------------------         Director
Edward F. Limato

            *
------------------------         Director
Sam N. Shahid, Jr.

*The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By /s/ SUSAN J. RILEY
   ---------------------------
   Susan J. Riley
   Attorney-in-fact

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

                                    ---------

                             ABERCROMBIE & FITCH CO.
             (Exact name of registrant as specified in its charter)

                                    ---------

                                    EXHIBITS

                                    ---------

================================================================================

                                  EXHIBIT INDEX

Exhibit No.     Document
----------      ----------------------------------------------------------------
10.26           Amendment to Employment Agreement, executed by Abercrombie &
                Fitch Co. and by Robert S. Singer as of April 11, 2005, amending the Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer

10.27           Employment Separation Agreement, executed by Abercrombie &
                Fitch Co. and by Carole Kerner as of February 17, 2005

21.1            List of Significant Subsidiaries of the Registrant

23.1            Consent of Independent Registered Public Accounting Firm -
                PricewaterhouseCoopers LLP

24.1            Powers of Attorney

31.1 Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002