Form 10-Q
period 2005-04-30
ABERCROMBIE & FITCH CO /DE/
filed 2005-06-09
CIK 1018840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-12107

ABERCROMBIE & FITCH CO.

(Exact name of registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6301 Fitch Path, New Albany, OH	43054

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614)283-6500

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 3, 2005

$.01 Par Value	86,348,142 Shares

ABERCROMBIE & FITCH CO.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
NET SALES	$546,810	$411,930

Cost of Goods Sold	189,558	144,006

GROSS PROFIT	357,252	267,924

Stores and Distribution Expense	222,223	165,515
Marketing, General and Administrative Expense	67,146	55,784
Other Operating Income, Net	(406)	(97)

OPERATING INCOME	68,289	46,722

Interest Income, Net	(1,220)	(985)

INCOME BEFORE INCOME TAXES	69,509	47,707

Provision for Income Taxes	29,150	18,390

NET INCOME	$40,359	$29,317

NET INCOME PER SHARE:
BASIC	$0.47	$0.31
DILUTED	$0.45	$0.30

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,221	94,709
DILUTED	89,800	96,872

DIVIDENDS DECLARED PER SHARE	$0.25	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands)

(Unaudited)

	April 30, 2005	January 29, 2005
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$136,578	$350,368
Marketable Securities	177,174	—
Receivables	32,284	26,127
Inventories	227,205	211,198
Store Supplies	38,944	36,536
Deferred Income Taxes	45,093	44,404
Other	27,844	28,048

TOTAL CURRENT ASSETS	685,122	696,681

PROPERTY AND EQUIPMENT, NET	699,502	687,011

OTHER ASSETS	8,420	8,413

TOTAL ASSETS	$1,393,044	$1,392,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$129,982	$137,337
Accrued Expenses	177,182	194,729
Deferred Lease Credits	30,331	31,135
Income Taxes Payable	47,444	55,587

TOTAL CURRENT LIABILITIES	384,939	418,788

LONG TERM LIABILITIES:
Deferred Income Taxes	50,334	55,346
Deferred Lease Credits	189,182	177,923
Other Liabilities	79,854	70,722

TOTAL LONG TERM LIABILITIES	319,370	303,991

SHAREHOLDERS’ EQUITY:
Class A Common Stock - $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at April 30, 2005 and January 29, 2005, respectively	1,033	1,033
Paid-In Capital	143,716	140,251
Retained Earnings	1,094,821	1,076,023

Treasury Stock, at Average Cost - 16,975,870 and 17,262,943 shares at April 30, 2005 and January 29, 2005, respectively	(550,835)	(547,981)

TOTAL SHAREHOLDERS’ EQUITY	688,735	669,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,393,044	$1,392,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
OPERATING ACTIVITIES:
Net Income	$40,359	$29,317

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	30,044	26,606
Amortization of Deferred Lease Credits	(8,219)	(7,113)
Non-Cash Charge for Deferred Compensation	3,658	1,893
Deferred Taxes	(5,701)	(1,170)
Loss on Disposal of Assets	1,998	—
Changes in Assets and Liabilities:
Inventories	(18,980)	38,435
Accounts Payable and Accrued Expenses	(21,533)	9,200
Income Taxes	(1,268)	(15,695)
Other Assets and Liabilities	11,257	(11,246)
Lessor Construction Allowances Received	8,931	8,498

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,546	78,725

INVESTING ACTIVITIES:
Marketable Securities Activity
Purchases	(211,804)	(1,231,050)
Proceeds from Sales	34,630	1,209,615

Net Marketable Securities Activity	(177,174)	(21,435)
Capital Expenditures	(50,195)	(41,299)

NET CASH USED FOR INVESTING ACTIVITIES	(227,369)	(62,734)

FINANCING ACTIVITIES:
Change in Cash Overdraft	(9,430)	(1,918)
Purchases of Treasury Stock	(26,904)	(18,634)
Dividends Paid	(10,770)	(11,865)
Stock Option Exercises and Other	20,137	11,273

NET CASH USED FOR FINANCING ACTIVITIES	(26,967)	(21,144)

NET DECREASE IN CASH AND EQUIVALENTS:	(213,790)	(5,153)
Cash and Equivalents, Beginning of Year	350,368	56,373

CASH AND EQUIVALENTS, END OF PERIOD	$136,578	$51,220

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	($4,912)	($11,877)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
Declaration of Dividend	($10,791)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of high quality, casual apparel for men, women, guys, girls and kids with an active, youthful lifestyle.

The condensed consolidated financial statements include the accounts of A&F and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts have been reclassified to conform with the current year presentation. The amounts reclassified did not have an effect on the Company’s results of operations or shareholders’ equity.

The Company’s consolidated statements of income reflect a reclassification of the Company’s income statement. In prior periods the Company included buying and occupancy costs as well as certain home office expenses as part of the gross margin calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting as individual expense categories store and distribution expenses and marketing, general and administrative expenses, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.

The condensed consolidated financial statements as of April 30, 2005 and for the thirteen week periods ended April 30, 2005 and May 1, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 fiscal year”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 28, 2006 (the “2005 fiscal year”).

The condensed consolidated financial statements as of April 30, 2005 and for the thirteen week periods ended April 30, 2005 and May 1, 2004 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP’s report on the condensed consolidated financial statements is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

2.	STOCK-BASED COMPENSATION

The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company recognizes compensation expense related to restricted share and stock unit awards. If compensation expense related to options for the thirteen week periods ended April 30, 2005 and May 1, 2004, respectively, had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per weighted-average basic and diluted share would have been as follows:

(Thousands except per share amounts)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net Income:
As reported	$40,359	$29,317

Stock-based compensation expense included in reported net income, net of tax	2,235	1,162

Stock-based compensation expense determined under fair value based method, net of tax(1)	(7,306)	(6,202)

Pro forma	$35,288	$24,277

Basic net income per weighted-average share:
As reported	$0.47	$0.31
Pro forma	$0.41	$0.26

Diluted net income per weighted-average share:
As reported	$0.45	$0.30
Pro forma	$0.39	$0.25

(1)	Includes stock-based compensation expense related to restricted share and stock unit awards actually recognized in net income in each period presented.

The weighted-average fair value of options granted during the first quarter of the 2005 fiscal year and the 2004 fiscal year was $22.84 and $12.64, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used: a 1.02% and 1.43% dividend yield during the first quarter of the 2005 fiscal year and the 2004 fiscal year, respectively; price volatility of 50% and 60% during the first quarter of the 2005 fiscal year and the 2004 fiscal year, respectively; risk-free interest rates of 4.0% in the 2005 fiscal year and 2.6% in the 2004 fiscal year; assumed forfeiture rates of 25% in the 2005 fiscal year and 23% in the 2004 fiscal year; and expected lives of four years in the 2005 fiscal year and the 2004 fiscal year.

3. NET INCOME PER SHARE

     Weighted-Average Shares Outstanding (in thousands):

	April 30, 2005	May 1, 2004
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(17,079)	(8,591)

Basic shares	86,221	94,709

Dilutive effect of stock options and restricted shares	3,579	2,163

Diluted shares	89,800	96,872

Options to purchase 169,400 shares of Class A Common Stock during the thirteen week period ended April 30, 2005 and 5,580,000 shares of Class A Common Stock during the thirteen week period ended May 1, 2004 were outstanding but were not included in the computation of net income per weighted-average diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

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

The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). At fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. In addition, the inventory value is further reduced for estimates of lost or stolen items based on historical trends.

The inventory reserve for markdowns and valuations was $25.9 million, $6.6 million and $18.9 million at April 30, 2005, January 29, 2005 and May 1, 2004, respectively. The inventory valuations at January 29, 2005, reflect adjustments for inventory markdowns for the end of the Fall season. The shrink reserve was $8.2 million, $2.9 million and $10.9 million at April 30, 2005, January 29, 2005 and May 1, 2004, respectively.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	April 30, 2005	January 29, 2005
Property and equipment, at cost	$1,106,536	$1,073,412
Accumulated depreciation and amortization	(407,034)	(386,401)

Property and equipment, net	$699,502	$687,011

6.	DEFERRED LEASE CREDITS

Deferred lease credits derive from payments received from landlords to contribute to the cost of building stores. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	April 30, 2005	January 29, 2005
Deferred lease credits	$352,849	$334,175
Amortized deferred lease credits	(133,336)	(125,117)

Total deferred lease credits, net	$219,513	$209,058

7.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect new estimates of the expected liability for the settlement of certain state tax contingencies amounting to $2.3 million. Income taxes paid during the thirteen weeks ended April 30, 2005 and May 1, 2004 approximated $35.7 million and $35.1 million, respectively.

8.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Credit Agreement”). The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank’s “Alternate Base Rate.” Facility fees payable under the Credit Agreement will be based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) for the trailing four-fiscal-quarter period, and the facility fees are projected to accrue at .175% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates, including investments in foreign subsidiaries. The Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $61.3 million and $31.7 million were outstanding under the Credit Agreement at April 30, 2005 and May 1, 2004, respectively. No borrowings were outstanding under the Credit Agreement at April 30, 2005 and May 1, 2004.

9.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who serves on A&F’s Board of Directors, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during the thirteen week period ended April 30, 2005 were approximately $535,000. For services provided during the thirteen week period ended May 1, 2004, the fees paid to Shahid & Company, Inc. were approximately $600,000. The amounts do not include reimbursements to Shahid & Company, Inc. for out-of-pocket expenses incurred while performing these services.

10.	CONTINGENCIES

The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

In 2003, an action was filed in the Washington Superior Court of King County on behalf of a purported class of employees and former employees of the Company alleging that the Company required its employees to purchase and wear specified clothes during specified times in violation of Washington law and seeking, on behalf of the purported class, injunctive relief and unspecified amounts of economic and liquidated damages. The Company has filed an answer in this legal proceeding. The plaintiffs filed, and the Company opposed, a motion to certify a class of employees in the State of Washington. The trial court granted the plaintiffs’ motion and the Company has commenced a discretionary appeal thereof. The parties have agreed to a settlement of this matter, which must be approved by the trial court. The parties filed a joint motion for preliminary approval of the settlement on or about June 6, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

In each of 2004, 2003 and 2002, one action was filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In the action which was filed in state court under California law in 2002, the parties are in the process of discovery, and the trial court has ordered a class of general managers and store managers in California certified for limited purposes. In the action which was filed in the United States District Court for the Southern District of Ohio in 2003, the Company has filed a motion to dismiss which was denied as to certain of the plaintiffs. The state law claim of a third plaintiff has been dismissed by the trial court and his Fair Labor Standards Act claim remains pending. The Company has filed an answer in this action and the parties have commenced discovery. In the remaining case, which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the Company has filed an answer. Because of its similarities to the action filed in the Ohio federal court action, the Company moved to stay the Tennessee federal court action pending the outcome of the Ohio federal court action or, in the alternative, transfer the Tennessee federal court action to the United States District Court for the Southern District of Ohio. The Company does not believe it is feasible to predict the outcome of the legal proceedings described in this paragraph and intends to defend against them vigorously. The timing of the final resolution of each of these legal proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for any of these legal proceedings.

In 2003, an action was filed in the United States District Court for the Northern District of California on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs in this action sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. Two other purported class action employment discrimination lawsuits were subsequently filed in the United States District Court for the Northern District of California, both on November 8, 2004. One alleged gender (female) discrimination in hiring or employment decisions and sought, on behalf of the purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the “EEOC”) alleging race, ethnicity and gender (female) discrimination in hiring or employment decisions. The EEOC complaint sought injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the Company signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provided that the Company would set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys’ fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the third quarter of fiscal 2004. This was in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs related to the case filed in 2003. The preliminary approval order was signed by Judge Susan Illston of the United States District Court for the Northern District of California on November 16, 2004 and, after a fairness hearing, Judge Illston signed a final approval order on April 14, 2005.

The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly.

The Company has standby letters of credit in the amount of $4.5 million that are set to expire primarily during the fourth quarter of the fiscal year ending January 28, 2006 (the “2005 fiscal year”). The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

The Company enters into agreements with professional services firms, in the ordinary course of business, and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnification agreements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of April 30, 2005, and the related condensed consolidated statements of income for each of the thirteen week periods ended April 30, 2005 and May 1, 2004 and the condensed consolidated statements of cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 29, 2005, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005; and in our report dated April 11, 2005 we expressed (i) an unqualified opinion on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
June 8, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys and girls, at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of business casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer Web sites, where products comparable to those carried at the corresponding stores can be purchased.

RESULTS OF OPERATIONS

The Company’s results from operations reflect a reclassification of the Company’s income statement. In prior periods the Company included buying and occupancy costs, as well as certain home office expenses, as part of the gross margin calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting as individual expense categories store and distribution expenses and marketing, general and administrative expenses, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.

During the first quarter of the 2005 fiscal year, net sales increased 33% to $546.8 million from $411.9 million in the first quarter of the 2004 fiscal year. Operating income increased to $68.3 million in the first quarter of the 2005 fiscal year from $46.7 million in the first quarter of the 2004 fiscal year. Net income increased to $40.4 million in the first quarter of the 2005 fiscal year compared to $29.3 million in the first quarter of the 2004 fiscal year. Net income per diluted weighted-average share was $0.45 in the first quarter of the 2005 fiscal year compared to $0.30 in the first quarter of the 2004 fiscal year.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen week periods ended April 30, 2005 and May 1, 2004, expressed as a percentage of net sales:

	April 30, 2005	May 1, 2004
NET SALES	100.0%	100.0%

Cost of Goods Sold	34.7	35.0

GROSS PROFIT	65.3	65.0

Stores and Distribution Expense	40.6	40.2
Marketing, General and Administrative Expense	12.3	13.5
Other Operating Income, Net	(0.1)	(0.0)

OPERATING INCOME	12.5	11.3
Interest Income, Net	(0.2)	(0.2)

INCOME BEFORE INCOME TAXES	12.7	11.6
Provision for Income Taxes	5.3	4.5

NET INCOME	7.4%	7.1%

Financial Summary

The following summarized financial and statistical data compare the thirteen week period ended April 30, 2005 to the comparable period of the 2004 fiscal year:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004	% Change
Net sales (thousands)	$546,810	$411,930	33%

Net sales by brand (thousands)
Abercrombie & Fitch	$302,130	$260,391	16%
abercrombie	$63,012	$46,428	36%
Hollister	$179,244	$105,111	71%
RUEHL	$2,424	n/a	n/a

Net retail sales per average store (thousands)
Abercrombie & Fitch	$790.25	$673.70	17%
abercrombie	$347.45	$253.66	37%
Hollister	$670.19	$576.72	16%
RUEHL	$577.34	n/a	n/a

Increase/(decrease) in comparable store sales *
Abercrombie & Fitch	16%	(1)%
abercrombie	32%	(1)%
Hollister	21%	9%

Retail sales increase attributable to new and remodeled stores, catalogue and Web sites	14%	19%

Net retail sales per average gross square foot
Abercrombie & Fitch	$89.71	$76.29	18%
abercrombie	$78.85	$57.54	37%
Hollister	$103.21	$89.25	16%
RUEHL	$61.08	n/a	n/a

Number of transactions per average store
Abercrombie & Fitch	10,794	10,965	(2)%
abercrombie	5,632	4,903	15%
Hollister	13,442	13,144	2%
RUEHL	5,345	n/a	n/a

Average transaction value per average store
Abercrombie & Fitch	$73.21	$61.44	19%
abercrombie	$61.69	$51.73	19%
Hollister	$49.86	$43.88	14%
RUEHL	$108.00	n/a	n/a

Units per transaction per average store
Abercrombie & Fitch	2.22	2.33	(5)%
abercrombie	2.65	2.73	(3)%
Hollister	2.14	2.28	(6)%
RUEHL	2.38	n/a	n/a

Average value of units sold
Abercrombie & Fitch	$32.98	$26.37	25%
abercrombie	$23.28	$18.95	23%
Hollister	$23.30	$19.25	21%
RUEHL	$45.38	n/a	n/a

*	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20%.

CURRENT TRENDS AND OUTLOOK

Overall, management was very pleased with the results the Company achieved during the first quarter of the 2005 fiscal year. Management believes that the key to the Company’s current and future success is its strategy to build, maintain and manage the aspirational position of each of its brands. The strategy is based on four concepts: constant attention to building and reinforcing each of the brands; an intense focus on each of the brand’s core market position – aspirational American casual apparel and accessories targeted to specific age groups; a rapidly developing design, merchandising, sourcing and planning organization built around expertise in each product category across each brand; and a strong commitment to merchandise presentation and the customer’s in-store experience.

Along with the store investment program focusing on improving the customer’s in-store experience through enhanced customer service and improved merchandise presentation, the Company has also invested in its inventory position in order to ensure in-stock size and color assortments of its merchandise as the Company heads into the back-to-school season.

The Company continues to make progress towards its international expansion. During the first quarter of the 2005 fiscal year, the Company executed six leases for stores in Canada, which are expected to open in late 2005 or early 2006; continued to develop its European operations and infrastructure in preparation for a planned roll-out by late 2006 or early 2007; and established a Japanese subsidiary to assess opening stores in Japan in late 2006 or early 2007.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of the 2005 fiscal year were $546.8 million, an increase of 33% over last fiscal year’s first quarter net sales of $411.9 million. The net sales increase was attributable to the net addition of 77 stores and a 19% comparable store sales increase.

A key driver of the Company’s increased sales was a significant increase in the average unit retail price across all brands compared to the first quarter of the 2004 fiscal year. The increase was derived from the higher quality level of merchandise, as well as increased unit sales of higher priced items such as denim and lower percentage of markdown sales.

By brand, comparable store sales for the quarter versus the same quarter last fiscal year were as follows: Abercrombie & Fitch increased 16% with mens and womens comparable store sales increasing by a similar percentage. In abercrombie, comparable store sales increased 32% with girls achieving comparable store sales in the high thirties and boys attaining comparable store sales in the low twenties. In Hollister, comparable store sales increased by 21% with girls posting a comparable store sales increase in the high twenties and guys realizing a low double-digit increase for the quarter.

On a regional basis, comparable store sales were positive across all the regions. Comparable store sales were strongest in the West and Northeast and weakest in the Midwest and South. Stores located in the New York and Philadelphia metropolitan areas and in California had the best comparable store sales performance during the first quarter.

In Abercrombie & Fitch, mens achieved positive comparable store sales during the quarter driven by strong results in graphic tees, polos and denim, which more than offset decreases in woven shirts, shorts and active wear. Womens had comparable store sales increases in knits, denim and graphic tees and decreases in pants and skirts when compared to the first quarter of the 2004 fiscal year.

In the kids’ business, girls comparable store sales increased during the first quarter of the 2005 fiscal year compared to the same quarter last fiscal year in knits, conversation tees, pants and denim, offset by decreases in skirts and shorts. Boys achieved comparable store sales increases across the majority of the categories, especially in conversation tees, shorts, active wear, knits and denim.

In Hollister, girls achieved stronger comparable store sales than guys. In girls, conversation tees, denim and knits had comparable store sales increases; however, skirts declined. In guys, increases in conversation tees, knits and denim during the quarter more than offset decreases in shorts.

The impact of the five RUEHL stores was immaterial to the Company’s total results for the first quarter of the 2005 fiscal year.

Net direct-to-consumer merchandise sales through the Company’s Web sites and catalogue for the first quarter of the 2005 fiscal year were $27.3 million, an increase of 19% over last fiscal year’s first quarter net sales of $22.9 million. Shipping and handling revenue for the corresponding periods was $4.3 million in the 2005 fiscal year and $3.3 million in the 2004 fiscal year. The direct-to-consumer business accounted for 5.8% of net sales in the first quarter of the 2005 fiscal year compared to 6.4% in the first quarter of the 2004 fiscal year.

Gross Profit

Gross profit for the first quarter of the 2005 fiscal year was $357.3 million compared to $267.9 million in the comparable period during the 2004 fiscal year. The gross margin rate (gross margin divided by net sales) for the first quarter of the 2005 fiscal year was 65.3%, up 30 basis points from last fiscal year’s rate of 65.0%. The increase in the gross margin rate was a result of lower shrink, offset partially by increased freight cost.

Overall initial markup (“IMU”) and markdowns as a percentage of sales remained relatively constant compared to last year, as the impact of higher unit pricing across Abercrombie & Fitch, abercrombie and Hollister on IMU was reduced by higher initial costs related to the higher overall quality of the merchandise.

The Company ended the first quarter of the 2005 fiscal year with approximately a 30% unit increase in inventories per gross square foot versus the first quarter of the 2004 fiscal year. This increase translated into an inventory increase, at cost, per gross square foot of 56%. The unit inventory increase was the result of a deliberate program to build inventory levels, particularly in key categories such as basic denim and knits, as inventory levels during the first quarter of last fiscal year were determined to be below optimal levels. The increase in inventory units has allowed the Company to increase sales and improve the quality of the store presentation and environment. The increase in inventory, at cost, is due to higher overall merchandise quality coupled with an increase in higher priced items.

Stores and Distribution Expenses

Stores and distribution expenses for the first quarter of the 2005 fiscal year were $222.2 million compared to $165.5 million for the comparable period in the 2004 fiscal year. For the first quarter of the 2005 fiscal year, the stores and distribution expense rate (stores and distribution expenses divided by net sales) was 40.6% compared to 40.2% in the first quarter of the 2004 fiscal year. Store and distribution expenses were as follows:

	Thirteen Weeks Ended
	April 30, 2005		May 1, 2004
	(in millions)	% of sales	(in millions)	% of sales

Store Payroll Expense	$79.1	14.5%	$49.5	12.0%
Rent, Utilities and Other Landlord Expenses	65.4	12.0%	54.4	13.2%
Depreciation and Amortization	27.5	5.0%	23.2	5.6%
Repairs and Maintenance Expense	15.8	2.9%	9.1	2.2%
Other Store Expenses	20.2	3.7%	16.8	4.1%

Total Stores Expense	$208.0	38.1%	$153.0	37.1%

Direct-to-Consumer Expenses	8.4	1.5%	7.8	1.9%
Distribution Center Expenses	5.8	1.1%	4.7	1.1%

Total Stores and Distribution Expense	$222.2	40.7%	$165.5	40.1%

The main driver of the rate increase has been the Company’s continued focus on the store investment program to improve the customer’s in-store experience. As a result, store payroll expense and repairs and maintenance expense grew at a higher rate than sales, but were offset by leverage achieved against relatively fixed store costs such as rent, utilities, landlord charges, depreciation and amortization.

The distribution center continued to achieve record levels of productivity during the first quarter of the 2005 fiscal year. Productivity, as measured in units processed per labor hour, was 9% higher than the first quarter of the 2004 fiscal year.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses during the first quarter of the 2005 fiscal year were $67.1 million compared to $55.8 million during the same period in the 2004 fiscal year. For the first quarter of the 2005 fiscal year, the marketing, general and administrative expense rate (marketing, general and administrative expenses divided by net sales) was 12.3% compared to 13.5% in the first quarter of the 2004 fiscal year. The decrease in rate versus the 2004 fiscal year comparable period was primarily due to the following: a net reduction in legal expenses of approximately 130 basis points related primarily to the accrual during the first quarter of the 2004 fiscal year for defense costs related to the three related class action employment discrimination lawsuits and approximately 45 basis points for the effect of the adjustment in the 2005 fiscal year to the Company’s Chief Executive Officer’s stay bonus as part of the proposed settlement of the derivative compensation lawsuit.

Operating Income

Operating income for the first quarter of the 2005 fiscal year increased to $68.3 million from $46.7 million in the first quarter of the 2004 fiscal year, an increase of 46.3%. The operating income rate (operating income divided by net sales) was 12.5% for the first quarter of the 2005 fiscal year compared to 11.3% for the first quarter of the 2004 fiscal year. The increase in the operating income rate during the first quarter of the 2005 fiscal year was a result of higher net sales and a lower marketing, general and administrative expense rate during the quarter, partially offset by a slight increase in the stores and distribution expense rate.

Interest Income and Income Tax Expense

First quarter net interest income was $1.2 million in 2005 compared to $1.0 million first quarter of the 2004 fiscal year. The increase in net interest income was due to higher interest rates during the first quarter of the 2005 fiscal year when compared to the same period in the prior fiscal year. The effective tax rate for the first quarter was 41.9% as compared to 38.5% for the 2004 fiscal year comparable period. The increase in the rate was primarily due to a $2.3 million charge related to the Company’s change in estimate of the potential outcome of certain state tax matters. The Company estimates that the full year effective tax rate for the 2005 fiscal year will be approximately 39%.

Off-Balance Sheet Arrangements and Contractual Obligations

As of April 30, 2005 the Company did not have any off-balance sheet arrangements and the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Operating Leases Obligations	$1,351,977	$130,433	$348,251	$309,959	$563,334
Purchase Obligations	395,551	374,868	20,683	—	—
Other Obligations	76,446	75,423	963	60	—

Totals	$1,823,974	$580,724	$369,897	$310,019	$563,334

The majority of the Company’s contractual obligations are made up of operating leases for its stores. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2005 and commitments for fabric and trim to be used during the next several seasons. Other obligations represent preventive maintenance contracts for the 2005 fiscal year and letters of credit outstanding as of April 30, 2005 (see Note 8 of the Notes to Condensed Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	April 30, 2005	January 29, 2005
Working capital	$300,183	$277,893

Capitalization:
Shareholders’ equity	$688,735	$669,326

Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $40.5 million for the thirteen weeks ended April 30, 2005 versus $78.7 million in the comparable period of the 2004 fiscal year. Cash was provided primarily by current year net income adjusted for depreciation and amortization, lessor construction allowances and changes in other assets and liabilities. Uses of cash primarily consisted of increases in inventories and a reduction of accounts payable and accrued expenses.

The net income increase was a result of the sales growth during the first quarter of the 2005 fiscal year. The adjustment for depreciation, amortization and lessor construction allowances was part of the normal course of business. The change in other assets and liabilities was primarily a result of the collection of part of the receivable related to an insurance claim pertaining to legal expenses.

Inventories increased as a result of the program to increase store inventory levels combined with a cost per unit increase, as previously discussed. Accounts payable decreased due to the timing of payments. Accrued expenses decreased from the redemptions of gift certificates, payment of the Fall 2004 incentive bonus and payments of legal settlements and fees, especially those associated with the three related class action employment discrimination lawsuits.

The Company’s operations are seasonal in nature and typically peak during the back-to-school and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest leading up to those periods.

Cash outflows for investing activities were for capital expenditures (see the discussion in the “Capital Expenditures and Landlord Construction Allowances”) related primarily to new stores and construction in process and purchases of marketable securities. Cash inflows from investing activities consisted of proceeds from the sales of marketable securities. As of April 30, 2005, the Company held $177.2 million of marketable securities with original maturities of greater than 90 days.

Financing activities for the thirteen week period ended April 30, 2005, consisted of $20.1 million received in connection with stock option exercises, $10.8 million for the payment of the $0.125 quarterly dividend on March 22, 2005, $26.9 million for the repurchase of A&F’s Class A Common Stock and $9.4 million for the change in cash overdrafts, which are outstanding checks reclassified from cash to accounts payable.

During the first quarter of the 2005 fiscal year, the Company repurchased 475,000 shares of A&F’s Class A Common Stock at an average cost of $56.64 per share for a total of $26.9 million pursuant to the November 9, 2004 A&F Board of Directors’ authorization to repurchase 6 million shares of A&F’s Class A Common Stock. As of April 30, 2005, 973,500 shares can still be repurchased as part of the 6 million share repurchase authorization.

The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its current Credit Agreement to support operations.

Letters of credit totaling approximately $61.3 million and $31.7 million were outstanding on April 30, 2005 and May 1, 2004, respectively. No loans were outstanding on April 30, 2005 or May 1, 2004.

The Company has standby letters of credit in the amount of $4.5 million that are set to expire primarily during the fourth quarter of the 2005 fiscal year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet

Store count and gross square footage by brand were as follows:

	April 30, 2005			May 1, 2004
	Number	Gross Square	Average	Number	Gross Square	Average
	of Stores	Feet (thousands)	Store Size	of Stores	Feet (thousands)	Store Size
Abercrombie & Fitch	351	3,096	8,821	359	3,169	8,828
abercrombie	167	740	4,431	170	750	4,412
Hollister	260	1,689	6,496	177	1,146	6,460
RUEHL	5	47	9,400	n/a	n/a	n/a

Total	783	5,572	7,287	706	5,065	6,567

Capital Expenditures and Landlord Construction Allowances

Capital expenditures totaled $50.2 million and $41.3 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. Additionally, the non-cash accrual for construction in progress decreased $4.9 million and $11.9 million for the thirteen week periods ended April 30, 2005 and May 1, 2004, respectively. Capital expenditures related primarily to new store construction and the home office expansion project. The balance of capital expenditures related primarily to miscellaneous store remodeling, home office and distribution center projects.

Construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirteen week periods ended April 30, 2005 and May 1, 2004, the Company received $8.9 million and $8.5 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”

The Company anticipates spending $250 million to $275 million, excluding landlord construction allowances, in the 2005 fiscal year for capital expenditures, of which $210 million to $220 million has been appropriated for the construction of approximately 88 new stores as well as the remodeling of 25 to 35 existing stores. The balance of the capital expenditures will primarily relate to a new home office building and other miscellaneous home office and distribution center projects.

By the end of fiscal 2005 the Company plans to increase gross square footage by approximately 11% over fiscal year-end 2004. Management anticipates the increase during the 2005 fiscal year will be due to the net addition of approximately 67 new Hollister stores, 6 RUEHL stores and 5 international stores. Additionally, the Company plans to remodel 25 to 35 Abercrombie & Fitch stores and convert a total of 9 Abercrombie & Fitch and abercrombie stores to 8 Hollister stores and 1 RUEHL store. In addition the Company plans to open a new 34,000 gross square foot flagship store on the corner of Fifth Avenue and 56th Street in Manhattan, New York and expand its store in The Grove in Los Angeles by approximately 14,000 gross square feet.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Abercrombie & Fitch stores, excluding the above mentioned New York and Los Angeles flagship stores, opened during the 2005 fiscal year will approximate $714,000 per store, net of construction allowances. In addition, initial inventory purchases for the stores are expected to average approximately $270,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new abercrombie stores opened during the 2005 fiscal year will approximate $227,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $130,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Hollister stores opened during the 2005 fiscal year will approximate $766,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $190,000 per store.

Although the Company has opened 5 RUEHL stores, it believes that the costs it has incurred to-date for the stores are not representative of the future average cost of opening a store.

The Company expects that substantially all future capital expenditures will be funded with cash from operations and landlord construction allowances. In addition, the Company has $250 million available (less outstanding letters of credit) under its Credit Agreement to support operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

The Company’s significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements of A&F’s Annual Report on Form 10-K). The Company believes that the following policies are most critical to the portrayal of the Company’s financial condition and results of operations.

Revenue Recognition – The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon the estimated customer receipt of merchandise. Amounts relating to shipping and handling billed to customers are classified as revenue and the direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

The Company accounts for gift cards by recognizing a liability at the time when a gift card is sold. Revenue is recognized when the gift card is redeemed for merchandise. The Company reviews its gift card liability quarterly and adjusts the liability based on historical redemption patterns as required.

Inventory Valuation – Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit (“SKU”) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. At fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory.

Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.

Property and Equipment – Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and 3 to 10 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Income Taxes – Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

Contingencies – In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different from management estimates, and adjustments may be required.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1. BUSINESS” of A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for the 2005 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

•	changes in consumer spending patterns and consumer preferences;

•	the impact of competition and pricing;

•	disruptive weather conditions;

•	availability and market prices of key raw materials;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	availability of suitable store locations on appropriate terms;

•	ability to develop new merchandise;

•	ability to hire, train and retain associates; and

•	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade auction rate securities, investment grade municipal notes and bonds, all classified as available-for-sale. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from 7 to 49 days. Failed auctions rarely occur. As of April 30, 2005, the Company held approximately $177.2 million in marketable securities.

The Company does not enter into financial instruments for trading purposes.

As of April 30, 2005, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that an adverse change in interest rates would have a material affect on the Company’s financial condition.

The Company’s market risk profile as of April 30, 2005 has not significantly changed since January 29, 2005. The Company’s market risk profile on January 29, 2005 is disclosed in A&F’s 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive and the President and Chief Operating Officer, who is acting as the interim principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

As more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2005, the Company had reported that it identified a material weakness in its internal control over financial reporting related to the selection and application of its lease accounting policies related to construction allowances and the recording of rent between the date the Company takes possession of the property and the commencement date of the lease. As a result, the Chief Executive Officer and the Chief Financial Officer concluded that as of January 29, 2005, the company’s disclosure controls and procedures were not effective at a reasonable level of assurance, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management, including the Chairman and Chief Executive and the President and Chief Operating Officer, who is acting as the interim principal financial officer, re-evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the first quarter ended April 30, 2005. Based upon that evaluation, the Chairman and Chief Executive and the President and Chief Operating Officer, who is acting as the interim principal financial officer, concluded that the material weakness had been remediated and the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting by correcting its method of accounting for construction allowances and recording of rent between the date the Company takes possession of the property and the commencement date of the lease. The Company implemented controls to ensure that all leases are reviewed and accounted for in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; and Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Except as described above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended April 30, 2005 that materially affected, or are reasonably likely to materially affect, those controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following includes updated information relating to certain of the Company’s material legal proceedings as previously reported in A&F’s 2004 Annual Report on Form 10-K.

In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., the state law claim of plaintiff Oros was dismissed by the trial court on May 17, 2005 and his Fair Labor Standards Act claim remains pending. The defendants filed an answer to plaintiff’s October 28, 2004 amended complaint on May 23, 2005. In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., the defendant filed, on April 19, 2005, a motion to transfer the Fuller case to the United States District Court for the Southern District of Ohio. That motion is awaiting decision by the trial court.

As disclosed in A&F’s 2004 Annual Report on Form 10-K, the Company signed a consent decree on November 8, 2004 settling three related class action discrimination lawsuits, Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co., Elizabeth West, et al. v. Abercrombie & Fitch Stores, Inc., et al. and an Equal Employment Opportunity Commission lawsuit. On April 14, 2005, after a fitness hearing, Judge Susan Illston of the United States District Court for the Northern District of California signed a final order approving the consent decree.

As a recent development to the stockholder derivative lawsuits filed in February 2005 and consolidated under the caption In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, pursuant to a supplemental stipulation of settlement dated June 1, 2005, and subject to the approval of the Court of Chancery, the Company has agreed not to oppose an award of attorneys’ fees and expenses in an aggregate amount of up to $1.2 million.

In Shelby Port, et al v. Abercrombie & Fitch Stores, Inc., the parties have agreed to a settlement of this matter, which must be approved by the trial court. The parties filed a joint motion for preliminary approval of the settlement on or about June 6, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding A&F’s purchase of its Class A Common Stock during each fiscal month of the quarterly period ended April 30, 2005:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Program	under the Program(1)
January 30 through February 26, 2005	—	$—	—	1,448,500
February 27 through April 2,2005	475,000	$56.64	475,000	973,500
April 3 through April 30, 2005	—	$—	—	973,500

Total	475,000	$56.64	475,000	973,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. On November 9, 2004, A&F announced the authorization of the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF A MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 1-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 1-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 1-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; National City Bank, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners (the “Amended Credit Agreement”), incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

(a)	Exhibits
4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Co.; each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co.; and National City Bank, as Administrative Agent for the Lenders party to the Amended Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

4.3	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated July 21, 1998 (File No. 1-12107).

4.4	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 (File No. 1-12107).

4.5	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 1-12107).

10.1	Stipulation of Settlement dated April 8, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N.*

10.2	Supplemental Stipulation of Settlement dated June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N.*

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: June 9, 2005	By	/s/ Robert S. Singer

Robert S. Singer,
President and Chief Operating Officer

* Mr. Singer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

EXHIBIT INDEX

Exhibit No.	Document
10.1	Stipulation of Settlement dated April 8, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N.

10.2	Supplemental Stipulation of Settlement dated June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer).