Form 10-Q
period 2005-07-30
ABERCROMBIE & FITCH CO /DE/
filed 2005-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 2, 2005

$.01 Par Value	87,534,480 Shares

ABERCROMBIE & FITCH CO.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

NET SALES	$571,591	$401,346	$1,118,401	$813,276

Cost of Goods Sold	181,931	120,429	371,489	264,435

GROSS PROFIT	389,660	280,917	746,912	548,841

Stores and Distribution Expense	232,097	160,515	454,320	326,030
Marketing, General and Administrative Expense	67,884	51,703	135,030	107,488
Other Operating Income, Net	(1,408)	(63)	(1,814)	(160)

OPERATING INCOME	91,087	68,762	159,376	115,483

Interest Income, Net	(1,560)	(1,358)	(2,780)	(2,344)

INCOME BEFORE INCOME TAXES	92,647	70,120	162,156	117,827

Provision for Income Taxes	35,246	27,232	64,396	45,622

NET INCOME	$57,401	$42,888	$97,760	$72,205

NET INCOME PER SHARE:
BASIC	$0.66	$0.45	$1.13	$0.76
DILUTED	$0.63	$0.44	$1.07	$0.74

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,951	95,306	86,577	95,010
DILUTED	91,501	97,590	90,946	97,118

DIVIDENDS DECLARED PER SHARE	$0.00	$0.25	$0.25	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except share data)
(Unaudited)

	July 30, 2005	January 29, 2005
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$91,736	$350,368
Marketable Securities	216,369	—
Receivables	31,623	26,127
Inventories	363,985	211,198
Store Supplies	40,079	36,536
Deferred Income Taxes	51,121	44,404
Other	31,262	28,048

TOTAL CURRENT ASSETS	826,175	696,681
PROPERTY AND EQUIPMENT, NET	758,740	687,011
OTHER ASSETS	8,428	8,413

TOTAL ASSETS	$1,593,343	$1,392,105

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$180,625	$137,337
Accrued Expenses	197,633	194,729
Deferred Lease Credits	31,112	31,135
Income Taxes Payable	18,083	55,587

TOTAL CURRENT LIABILITIES	427,453	418,788

LONG TERM LIABILITIES:
Deferred Income Taxes	50,216	55,346
Deferred Lease Credits, Net	192,971	177,923
Other Liabilities	80,590	70,722

TOTAL LONG TERM LIABILITIES	323,777	303,991

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at July 30, 2005 and January 29, 2005, respectively	1,033	1,033
Paid-In Capital	155,980	140,251
Retained Earnings	1,152,258	1,076,023

Treasury Stock, at Average Cost - 14,592,447 and 17,262,943 shares at July 30, 2005 and January 29, 2005, respectively	(467,158)	(547,981)

TOTAL SHAREHOLDERS’ EQUITY	842,113	669,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,593,343	$1,392,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
OPERATING ACTIVITIES:
Net Income	$97,760	$72,205

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	60,528	51,534
Amortization of Deferred Lease Credits	(15,655)	(14,750)
Non-Cash Charge for Deferred Compensation	9,793	8,652
Deferred Taxes	(11,847)	3,641
Loss on Disposal of Assets	2,058	518
Changes in Assets and Liabilities:
Inventories	(146,680)	(21,839)
Accounts Payable and Accrued Expenses	17,305	50,355
Income Taxes	11,027	(1,950)
Other Assets and Liabilities	10,664	(17,421)
Lessor Construction Allowances Received	15,845	16,883

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,798	147,828

INVESTING ACTIVITIES:
Marketable Securities Activity:
Purchases	(372,209)	(2,472,870)
Proceeds from Sales	155,840	2,421,870

Net Marketable Securities Activity	(216,369)	(51,000)
Capital Expenditures	(117,463)	(83,345)

NET CASH USED FOR INVESTING ACTIVITIES	(333,832)	(134,345)

FINANCING ACTIVITIES:
Change in Cash Overdraft	2,939	8,326
Purchases of Treasury Stock	(26,904)	(18,634)
Dividends Paid	(21,564)	(23,726)
Stock Option Exercises and Other	69,931	30,626

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	24,402	(3,408)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(258,632)	10,075
Cash and Equivalents, Beginning of Year	350,368	56,373

CASH AND EQUIVALENTS, END OF PERIOD	$91,736	$66,448

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$16,630	($14,376)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
Declaration of Dividend	$0	$11,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of high quality, casual apparel for men, women, guys, girls and kids with an active, youthful lifestyle.

The condensed consolidated financial statements include the accounts of A&F and all subsidiaries that are more than 50 percent owned and controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts have been reclassified to conform with the current year presentation. Amounts reclassified did not have an effect on the Company’s results of operations or shareholders’ equity.

The Company’s consolidated statements of income reflect a reclassification of the Company’s income statement. In prior periods the Company included buying and occupancy costs as well as certain home office expenses as part of the gross income calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense as individual expense categories, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.

The condensed consolidated financial statements as of July 30, 2005 and for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 fiscal year”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 28, 2006 (the “2005 fiscal year”).

The condensed consolidated financial statements as of July 30, 2005 and for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP’s report on the condensed consolidated financial statements is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

2.	STOCK-BASED COMPENSATION

The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company recognizes compensation expense related to restricted stock unit awards. If compensation expense related to options for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively, had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per weighted-average basic and diluted share would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Thousands except per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net Income:
As reported	$57,401	$42,888	$97,760	$72,205
Stock-based compensation expense included in reported net income, net of tax	2,774	2,015	5,001	3,161
Stock-based compensation expense determined under fair value based method, net of tax(1)	(8,247)	(7,407)	(15,858)	(13,843)

Pro forma	$51,928	$37,496	$86,903	$61,523

Basic net income per weighted-average share:
As reported	$0.66	$0.45	$1.13	$0.76
Pro forma	$0.60	$0.39	$1.00	$0.65

Diluted net income per weighted-average share:
As reported	$0.63	$0.44	$1.07	$0.74
Pro forma	$0.56	$0.38	$0.95	$0.63

(1)	Includes stock-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented.
The weighted-average fair value of options granted during the second quarter of the 2005 fiscal year and the second quarter of the 2004 fiscal year was $19.82 and $15.03, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following weighted-average assumptions were used:

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Dividend Yield	1.23%	1.36%
Price Volatility	46%	58%
Risk-Free Interest Rate	3.7%	3.5%
Estimated Forfeiture Rate	23%	28%
Expected Life (Years)	4	4

3.	NET INCOME PER SHARE

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(16,349)	(7,994)

Basic shares	86,951	95,306

Dilutive effect of stock options and restricted stock units	4,550	2,284

Diluted shares	91,501	97,590

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(16,723)	(8,290)

Basic shares	86,577	95,010

Dilutive effect of stock options and restricted stock units	4,369	2,108

Diluted shares	90,946	97,118

Options to purchase approximately 17,000 shares of Class A Common Stock during the thirteen and twenty-six week periods ended July 30, 2005 and 5,481,984 and 5,631,984 shares of Class A Common Stock during the thirteen and twenty-six week periods, ended July 31, 2004, respectively, were outstanding but not included in the computation of net income per weighted-average diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

4.	MARKETABLE SECURITIES

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At July 30, 2005, the Company’s investments in marketable securities consisted of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and as a result reported at fair value.

During the 2005 fiscal year, the Company began investing in municipal notes and bonds with maturities less than five years. As of July 30, 2005, there were no realized gains or losses and net unrealized holding losses were not material.

Interest rates for the Company’s investments in auction rate securities are reset through an auction process at predetermined periods ranging from one to 49 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and failed auctions rarely occur. Due to the reset feature, the investments are carried at fair value and as a result, there are no gross realized and unrealized gains or losses from these marketable securities. As of July 30, 2005, the Company held approximately $216.4 million in marketable securities and at January 29, 2005, the Company had no investments in marketable securities.

5.	INVENTORIES

Inventories are principally valued at the lower of average cost or market, utilizing the retail method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.

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

The inventory reserve for markdowns and valuations was $3.8 million, $6.6 million and $8.5 million at July 30, 2005, January 29, 2005 and July 31, 2004, respectively. The inventory valuations at July 30, 2005 and July 31, 2004 reflect adjustments for inventory markdowns for the end of the Spring season while the inventory valuations at January 29, 2005 reflect adjustments for inventory markdowns for the end of the Fall season. The shrink reserve was $5.9 million, $2.9 million and $4.3 million at July 30, 2005, January 29, 2005 and July 31, 2004, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	July 30, 2005	January 29, 2005
Property and equipment, at cost	$1,182,623	$1,073,412
Accumulated depreciation and amortization	(423,883)	(386,401)

Property and equipment, net	$758,740	$687,011

7.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	July 30, 2005	January 29, 2005
Deferred lease credits	$363,329	$334,175
Amortized deferred lease credits	(139,246)	(125,117)

Total deferred lease credits, net	$224,083	$209,058

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. Income taxes paid during the twenty-six weeks ended July 30, 2005 and July 31, 2004 approximated $65.1 million and $44.0 million, respectively.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Credit Agreement”). The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank’s “Alternate Base Rate.” Facility fees payable under the Credit Agreement will be based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) for the trailing four-fiscal-quarter period, and the facility fees are projected to accrue at .175% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates, including investments in foreign subsidiaries. The Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $44.7 million and $58.0 million were outstanding under the Credit Agreement at July 30, 2005 and under the previous credit agreement at July 31, 2004, respectively. No borrowings were outstanding under the Credit Agreement at July 30, 2005 and or under the previous credit agreement at July 31, 2004.

10.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who served on A&F’s Board of Directors until June 15, 2005, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided until June 15, 2005 for the thirteen and twenty-six week periods ended July 30, 2005 were approximately $300 thousand and $863 thousand, respectively. For services provided during the thirteen and twenty-six week periods ended July 31, 2004, the fees paid to Shahid & Company, Inc. were approximately $600 thousand and $1.2 million, respectively. The amounts do not include reimbursements to Shahid & Company, Inc. for out-of-pocket expenses incurred while performing these services.

11.	CONTINGENCIES

The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

Shelby Port, et al. v. Abercrombie & Fitch Stores, Inc. was initially filed on or about July 18, 2003 in the Washington Superior Court of King County on behalf of a purported class of employees and former employees of the Company alleging that the defendant required its employees to purchase and wear specified clothes during specified times in violation of Washington law and seeking, on behalf of the purported class, injunctive relief and unspecified amounts of economic and liquidated damages. The defendant filed a motion to dismiss the complaint in the Port case on September 5, 2003. The initial plaintiff filed an amended complaint on or about August 9, 2004, adding three new named plaintiffs and subsequently filed a second amended complaint on or about October 20, 2004. The defendant filed its answer to the second amended complaint on or about November 19, 2004. The plaintiffs filed, and the defendant opposed, a motion to certify a class of employees in the State of Washington. The Washington Superior Court of King County granted the plaintiffs’ motion and the defendant commenced a discretionary appeal thereof. The parties have agreed to a settlement of this matter, which must be approved by the Washington Superior Court of King County. The parties filed a joint motion for preliminary approval of the settlement on or about June 6, 2005. The Washington Superior Court of King County preliminarily approved the settlement on June 13, 2005 and a final approval hearing is scheduled for September 19, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

Three actions have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. An answer was filed in the Kimbell case on September 4, 2002. The parties have agreed to a settlement of this matter, which must be approved by the California Superior Court for Los Angeles County. The parties filed a joint motion for preliminary approval of the settlement on August 26, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The defendants filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the Southern District of Ohio on April 21, 2004. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. The defendants subsequently renewed their motion to dismiss, which was denied as to the two original plaintiffs. The state law claim of plaintiff Oros was dismissed by the United States District Court for the Southern District of Ohio on May 17, 2005 and his Fair Labor Standards Act claim remains pending. The defendants filed an answer to plaintiffs’ October 28, 2004 amended complaint on May 23, 2005 and the parties have commenced discovery. In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. The defendant filed an answer on February 7, 2005. Because of its similarities to the Mitchell case, the defendant filed, on April 19, 2005, a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. The Company does not believe it is feasible to predict the outcome of the legal proceedings described in this paragraph and intends to defend against them vigorously. The timing of the final resolution of these legal proceedings is also uncertain. Accordingly, the Company cannot estimate a range of potential loss, if any, for these legal proceedings.

On June 16, 2003, Eduardo Gonzalez, et al. v. Abercrombie & Fitch Co. was filed in the United States District Court for the Northern District of California on behalf of a purported class alleged to be discriminated against in hiring or employment decisions due to race and/or national origin. The plaintiffs subsequently amended their complaint to add A&F California, LLC, Abercrombie & Fitch Stores, Inc. and A&F Ohio, Inc. as defendants. The plaintiffs in the Gonzalez case sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. Two other purported class action employment discrimination lawsuits were subsequently filed in the United States District Court for the Northern District of California, both on November 8, 2004. In Elizabeth West, et al. v. Abercrombie & Fitch Stores, Inc., et al., the plaintiffs alleged gender (female) discrimination in hiring or employment decisions and sought, on behalf of their purported class, injunctive relief and unspecified amounts of economic, compensatory and punitive damages. The other was brought by the Equal Employment Opportunity Commission (the “EEOC”) alleging race, ethnicity and gender (female) discrimination in hiring or employment decisions. The EEOC complaint sought injunctive relief and, on behalf of the purported class, unspecified amounts of economic, compensatory and punitive damages. On November 8, 2004, the defendants signed a consent decree settling these three related class action discrimination lawsuits, subject to judicial review and approval. The monetary terms of the consent decree provided that the defendants would set aside $40.0 million to pay to the class, approximately $7.5 million for attorneys’ fees, and approximately $2.5 million for monitoring and administrative costs to carry out the settlement. As a result, the Company accrued a non-recurring charge of $32.9 million, which was included in general, administrative and store operating expenses for the third quarter of fiscal 2004. This was in addition to amounts accrued during the first quarter of fiscal 2004 when the Company recorded an $8.0 million charge (net of expected proceeds of $10 million from insurance) resulting from an increase in expected defense costs. The preliminary approval order was signed by Judge Susan Illston of the United States District Court for the Northern District of California on November 16, 2004 and, after a fairness hearing, Judge Illston signed a final approval order on April 14, 2005.

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

12.	SUBSEQUENT EVENTS

On August 16, 2005, A&F announced that the Board of Directors authorized the Company to repurchase an additional 6 million shares of A&F Class A Common Stock and that the Board of Directors increased the dividend rate to $0.175 per share and declared a dividend payable on September 20, 2005 to shareholders of record on August 30, 2005.

On August 29, 2005, the Company announced that Robert S. Singer, President and Chief Operating Officer, would be leaving the Company effective August 31, 2005. On August 31, 2005, the Company and Mr. Singer executed a separation agreement, setting forth the terms and conditions of Mr. Singer’s separation from service with the Company. Pursuant to the Separation Agreement the Company and Mr. Singer agreed that his termination of employment would be pursuant to Section 11(e) of the Employment Agreement. Consequently, Mr. Singer resigned his position as an officer of the Company and his membership on its Board of Directors, effective August 31, 2005. The Company anticipates that the Separation Agreement will result in a non-recurring charge of approximately $13.5 million to be included in marketing, general and administrative expense in the third quarter of the 2005 fiscal year.

On September 2, 2005, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired securities of Abercrombie & Fitch Co. between June 2, 2005 and August 16, 2005. Based on a preliminary review and analysis of the complaint, the Company believes the suit has no merit and intends to vigorously defend itself in court.

The Company believes that additional purported class action lawsuits have been filed against the Company and certain of its officers, which are believed to be similar to the aforesaid lawsuit.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 30, 2005, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. These interim financial statements are the responsibility of the Company’s management.
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
September 6, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented, casual apparel brand directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented, casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 18 year-old high school guys and girls, at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of business casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer web sites where products comparable to those carried at the corresponding stores can be purchased.
RESULTS OF OPERATIONS
The Company’s consolidated statements of income reflect a reclassification of the Company’s income statement. In prior periods the Company included buying and occupancy costs as well as certain home office expenses as part of the gross income calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense as individual expense categories, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.
During the second quarter of the 2005 fiscal year, net sales increased 42% to $571.6 million from $401.3 million in the second quarter of the 2004 fiscal year. Operating income increased to $91.1 million in the second quarter of the 2005 fiscal year from $68.8 million in the second quarter of the 2004 fiscal year. Net income increased to $57.4 million in the second quarter of the 2005 fiscal year compared to $42.9 million in the second quarter of the 2004 fiscal year. Net income per diluted weighted-average share was $0.63 in the second quarter of the 2005 fiscal year compared to $0.44 in the second quarter of the 2004 fiscal year.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	31.8	30.0	33.2	32.5

GROSS PROFIT	68.2	70.0	66.8	67.5

Stores and Distribution Expense	40.6	40.0	40.6	40.1
Marketing, General and Administrative Expense	11.9	12.9	12.1	13.2
Other Operating Income, Net	(0.2)	0.0	(0.2)	0.0

OPERATING INCOME	15.9	17.1	14.3	14.2
Interest Income, Net	(0.3)	(0.3)	(0.2)	(0.3)

INCOME BEFORE INCOME TAXES	16.2	17.5	14.5	14.5
Provision for Income Taxes	6.2	6.8	5.8	5.6

NET INCOME	10.0%	10.7%	8.7%	8.9%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 30, 2005 to the comparable periods of the 2004 fiscal year:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	% Change	July 30, 2005	July 31, 2004	% Change
Net sales (thousands)	$571,591	$401,346	42%	$1,118,401	$813,276	38%

Net sales by brand (thousands)
Abercrombie & Fitch	$305,587	$249,787	22%	$607,718	$510,178	19%
abercrombie	$63,323	$41,547	52%	$126,334	$87,975	44%
Hollister	$199,811	$110,012	82%	$379,055	$215,123	76%
RUEHL	$2,870	n/a	n/a	$5,294	n/a	n/a

Net retail sales per average store (thousands)
Abercrombie & Fitch	$829	$648	28%	$1,618	$1,322	22%
abercrombie	$369	$228	62%	$717	$482	49%
Hollister	$713	$565	26%	$1,384	$1,141	21%
RUEHL	$574	n/a	n/a	$1,151	n/a	n/a

Increase/(decrease) in comparable store sales*
Abercrombie & Fitch	26%	(6)%		20%	(4)%
abercrombie	57%	(10)%		44%	(5)%
Hollister	29%	4%		25%	6%

Retail sales increase attributable to new and remodeled stores, catalogue and web sites	12%	18%		14%	19%

Net retail sales per average gross square foot
Abercrombie & Fitch	$95	$73	30%	$184	$150	23%
abercrombie	$84	$52	62%	$163	$109	50%
Hollister	$110	$87	26%	$213	$177	20%
RUEHL	$61	n/a	n/a	$122	n/a	n/a

Transactions per average store
Abercrombie & Fitch	12,413	10,694	16%	23,195	21,658	7%
abercrombie	6,641	4,570	45%	12,258	9,474	29%
Hollister	15,391	12,938	19%	28,885	26,074	11%
RUEHL	6,475	n/a	n/a	11,919	n/a	n/a

Average transaction value
Abercrombie & Fitch	$66.81	$60.60	10%	$69.78	$61.03	14%
abercrombie	$55.58	$49.94	11%	$58.45	$50.87	15%
Hollister	$46.32	$43.64	6%	$47.92	$43.75	10%
RUEHL	$88.65	n/a	n/a	$96.58	n/a	n/a

Average units per transaction
Abercrombie & Fitch	2.21	2.27	(3)%	2.22	2.30	(3)%
abercrombie	2.73	2.73	n/a	2.69	2.73	(1)%
Hollister	2.22	2.17	2%	2.18	2.23	(2)%
RUEHL	2.30	n/a	n/a	2.33	n/a	n/a

Average unit retail sold
Abercrombie & Fitch	$30.23	$26.70	13%	$31.43	$26.53	18%
abercrombie	$20.36	$18.29	11%	$21.73	$18.63	17%
Hollister	$20.86	$20.11	4%	$21.98	$19.62	12%
RUEHL	$38.54	n/a	n/a	$41.45	n/a	n/a

*	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20%.

CURRENT TRENDS AND OUTLOOK
Overall, management was pleased with the results the Company achieved during the second quarter of the 2005 fiscal year. Management believes that the key to the Company’s current and future success is to continue its strategy to build, maintain and manage the aspirational position of its brands and concentrate on each of the brands’ values – focus on casual apparel, aspiration, youth and sexiness. Complementing the brands’ values is management’s focus on three strategic areas: leading fashion merchandise; quality of presentation; and in-store experience.
The Company’s three mature brands delivered strong comparable store sales results over the previous year. abercrombie, the kids business, had the best comparable store sales performance, up 57%, as it has benefited greatly from the integration of the merchandising organization, which has allowed it to deliver trend-right merchandise to this age group based on the same trends seen in the adult business.
The Company is encouraged by the progress at RUEHL. The brand is in the midst of integrating its merchandising organization into the product-oriented structure used by the other brands. This format should provide the brand with greater expertise at the product category level while creating leverage with its supplier base. The brand is still in its early development and as such the Company expects RUEHL to sustain operating losses until sometime in 2007.
At the home office, management continues to develop and strengthen the merchandising and design teams to support the brands. The Company believes it can now begin the process of managing these expenditures to achieve greater efficiencies. Internationally, while the Company is solidifying its plans to expand into Canada and the United Kingdom, its entry into other foreign markets will be at a more deliberate pace.

SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of the 2005 fiscal year were $571.6 million, a 42% increase over last fiscal year’s second quarter net sales of $401.3 million. The net sales increase was attributable to the combination of a 30% comparable store sales increase and the net addition of 77 stores.
The Company believes comparable store sales growth was driven by the store investment program, which included increased store inventory levels and a renewed focus on the customer’s in-store experience; a higher average unit retail price across all brands compared to the second quarter of the 2004 fiscal year as a result of higher quality inventory and an increase in unit sales of higher priced items such as denim.
By brand, comparable store sales for the quarter versus the same quarter last fiscal year were as follows: Abercrombie & Fitch increased 26% with mens realizing comparable store sales in the high-twenties and womens posting comparable store sales in the mid-twenties. In abercrombie, comparable store sales increased 57% with girls achieving comparable store sales in the high-sixties and boys attaining comparable store sales in the mid-thirties. In Hollister, comparable store sales increased 29% with girls posting a comparable store sales increase in the mid-thirties and guys attaining a high-teens increase for the quarter.
Comparable store sales were in the mid-twenties to mid-thirties range across all the regions. On a regional basis, comparable store sales were strongest in the West and Northeast and weakest in the Midwest and South. Stores located in New York, California and in Austin, Texas had the best comparable store sales performance during the second quarter.
At Abercrombie & Fitch, mens achieved positive comparable store sales during the quarter driven by strong results in polos, graphic tees and denim, which more than offset a decrease in shorts. Womens had comparable store sales increases in denim, knits and accessories and decreases in non-denim bottoms when compared to the second quarter of the 2004 fiscal year.
At abercrombie, girls comparable store sales increased during the second quarter of the 2005 fiscal year compared to the same quarter last fiscal year across all categories, especially in knits, denim and graphic tees. Boys achieved comparable store sales increases across the majority of categories. Increases in boys knits, conversation tees and denim more than offset a marginal decrease in pants.
At Hollister, girls comparable store sales increased during the second quarter of the 2005 fiscal year compared to the same quarter last fiscal year with increases in denim and knits offset by marginal decreases in skirts and pants. In guys, increases in knits, denim and conversation tees offset decreases in shorts.
The impact of the five RUEHL stores was immaterial to the Company’s total net sales for the second quarter of the 2005 fiscal year.

Net direct-to-consumer merchandise sales through the Company’s web sites and catalogue for the second quarter of the 2005 fiscal year were $20.6 million, an increase of 3% over last fiscal year’s second quarter net sales of $19.9 million. Shipping and handling revenue for the corresponding periods was $3.2 million in the 2005 fiscal year and $2.8 million in the 2004 fiscal year. The direct-to-consumer business accounted for 4.2% of net sales in the second quarter of the 2005 fiscal year compared to 5.7% in the second quarter of the 2004 fiscal year. The decrease was due to store retail sales increasing at a higher growth rate than the direct-to-consumer sales for the period.
Gross Profit
Gross profit for the second quarter of the 2005 fiscal year was $389.7 million compared to $280.9 million for the comparable period during the 2004 fiscal year. The gross profit rate (gross profit divided by net sales) for the second quarter of the 2005 fiscal year was 68.2%, down 180 basis points from last fiscal year’s rate of 70.0%.
Overall initial markup (“IMU”) increased slightly at Abercrombie & Fitch, abercrombie and Hollister compared to last fiscal year as a result of higher unit pricing, which was partially offset by higher initial costs related to the overall increased quality of the merchandise.
The decrease in the gross profit rate was primarily due to increased markdowns of Spring fashion merchandise during the second quarter of the 2005 fiscal year in order to enter the back-half of the year positioned with less transitional merchandise and to the impact of RUEHL’s lower initial margins as the brand is still in its “start-up” phase and the Company continues to develop its vision of the brand.
The Company ended the second quarter of the 2005 fiscal year with an approximate 29% unit increase in inventories per gross square foot versus the second quarter of the 2004 fiscal year. This increase translated into an inventory increase, at cost, per gross square foot of 67%. The unit inventory increase was the result of the Company’s strategic investment in the denim business and other basics categories like polos, knits and appliqué logo shirts. Since these categories are not considered fashion merchandise, the Company believes that there is very little, if any, markdown risk to them.

Stores and Distribution Expense
Stores and distribution expense for the second quarter of the 2005 fiscal year was $232.1 million compared to $160.5 million for the comparable period in the 2004 fiscal year. For the second quarter of the 2005 fiscal year, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 40.6% compared to 40.0% in the second quarter of the 2004 fiscal year. Stores and distribution expense was as follows:

	Thirteen Weeks Ended
	July 30, 2005		July 31, 2004
	(in millions)	% of sales	(in millions)	% of sales
Store Payroll Expense	$95.0	16.6%	$53.7	13.4%
Rent, Utilities and Other Landlord Expense	66.8	11.7%	55.2	13.8%
Depreciation and Amortization	26.7	4.7%	21.6	5.4%
Repairs and Maintenance Expense	8.7	1.5%	7.4	1.8%
Other Store Expense	21.5	3.8%	12.4	3.1%

Total Stores Expense	$218.7	38.3%	$150.3	37.4%

Direct-to-Consumer Expense	6.7	1.2%	5.9	1.5%
Distribution Center Expense	6.7	1.2%	4.3	1.1%

Total Stores and Distribution Expense	$232.1	40.6%	$160.5	40.0%

The primary driver of the rate increase has been the Company’s continued focus on the store investment program to improve the quality of presentation, in-store environment and customer experience. As a result, store payroll expense and other store expense grew at a higher rate than sales, but were partially offset by leverage achieved against relatively fixed store costs such as rent, utilities, landlord charges and depreciation and amortization.
The distribution center productivity levels during the second quarter of the 2005 fiscal year decreased versus the comparable period during 2004. Productivity, as measured in units processed per labor hour (UPH), was 8% lower than the second quarter of the 2004 fiscal year. The UPH rate decreased as a result of the change in product mix during the current year compared to the prior year. Increases primarily in denim and fleece inventory during the second quarter of the 2005 fiscal year compared to the second of the 2004 fiscal year resulted in a lower productivity rate due to the increased handling and size of the merchandise.

Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of the 2005 fiscal year was $67.9 million compared to $51.7 million during the same period in the 2004 fiscal year. For the second quarter of the 2005 fiscal year, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.9% compared to 12.9% in the second quarter of the 2004 fiscal year. Excluding last year’s non-recurring expense related to the retirement of an executive officer, marketing, general and administrative expense was relatively flat as a percentage of sales, representing increased travel, outside services, and legal costs offset by leverage on sales.
Other Operating Income, Net
Second quarter other operating income for the 2005 fiscal year was $1.4 million compared to $63 thousand for the second quarter of the fiscal 2004 year. The increase was related to the quarterly unredeemed gift certificate adjustment and lease buyout payments from landlords.
Operating Income
Operating income for the second quarter of the 2005 fiscal year increased to $91.1 million from $68.8 million in the second quarter of the 2004 fiscal year, an increase of 32.4%. The operating income rate (operating income divided by net sales) was 15.9% for the second quarter of the 2005 fiscal year compared to 17.1% for the second quarter of the 2004 fiscal year. The decrease in the operating income rate during the quarter was a result of a lower gross profit rate and a slight increase in the stores and distribution expense rate offset by a lower marketing, general and administrative expense rate during the quarter.
Interest Income and Income Tax Expense
Second quarter net interest income was $1.6 million in 2005 compared to $1.4 million in the second quarter of the 2004 fiscal year. The increase in net interest income was due to higher interest rates during the second quarter of the 2005 fiscal year compared to the same period in the prior fiscal year. The effective tax rate for the second quarter was 38.0% as compared to 38.8% for the 2004 fiscal year comparable period. The decrease in the rate was primarily due to a lower annual estimated effective tax rate as a result of a corporate realignment and the phase out of the Ohio corporate income tax which was enacted on June 30, 2005.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in fiscal 2005 were $1.118 billion, an increase of 38% over last year’s net sales of $813.3 million for the same period. The net sales increase was attributable to the combination of a 24% comparable store sales increase and the net addition of 77 stores.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch increased 20%, abercrombie increased 44% and Hollister posted a 25% increase. The women’s business in each concept continued to be more significant than mens. Year-to-date, womens and girls represented over 60% of net sales for each of the brands. abercrombie girls achieved a low-fifties comparable stores sales increase, Hollister girls had a low-thirties comparable store sales increase and Abercrombie & Fitch womens posted an increase in the low-twenties.
For the year-to-date period, Hollister continued to gain in productivity relative to Abercrombie & Fitch. For the 2005 year-to-date period, sales per gross square foot in Hollister stores were approximately 140% of the sales per gross square foot of Abercrombie & Fitch stores in the same malls compared to 133% for the 2004 year-to-date period.
Net direct-to-consumer merchandise sales through the Company’s web sites and catalogue for the year-to-date period for the 2005 fiscal year were $48.1 million, an increase of 12% over last year’s comparable period net sales of $42.9 million. Shipping and handling revenue for the corresponding periods was $7.5 million in the 2005 fiscal year and $6.1 million in the 2004 fiscal year. The direct-to-consumer business accounted for 5.0% of net sales for the fiscal 2005 year-to-date period compared to 6.0% in the fiscal 2004 year-to-date period. The decrease was due to store retail sales increasing at a higher growth rate than the direct-to-consumer sales for the period.
Gross Profit
Year-to-date gross profit the 2005 fiscal year was $746.9 million compared to $548.8 million in the comparable period during the 2004 fiscal year. The gross profit rate for the year-to-date period of the 2005 fiscal year was 66.8%, down 70 basis points from last fiscal year’s rate of 67.5%.
Overall IMU increases across Abercrombie & Fitch, abercrombie and Hollister compared to last year were offset by the impact of increased markdowns of Spring fashion merchandise during the second quarter of the 2005 fiscal year and the impact of RUEHL’s lower initial margins.

Stores and Distribution Expense
Stores and distribution expense for the 2005 fiscal year-to-date period was $454.3 million compared to $326.0 million for the comparable period in the 2004 fiscal year. The stores and distribution expense rate was 40.6% compared to 40.1% in the corresponding period of the 2004 fiscal year. Stores and distribution expense was as follows:

	Twenty-Six Weeks Ended
	July 30, 2005		July 31, 2004
	(in millions)	% of sales	(in millions)	% of sales
Store Payroll Expense	$174.1	15.6%	$103.2	12.7%
Rent, Utilities and Other Landlord Expense	132.2	11.8%	109.7	13.5%
Depreciation and Amortization	54.2	4.8%	44.8	5.5%
Repairs and Maintenance Expense	24.6	2.2%	16.5	2.0%
Other Store Expense	41.7	3.7%	29.2	3.6%

Total Stores Expense	$426.8	38.2%	$303.4	37.3%

Direct-to-Consumer Expense	15.1	1.4%	13.7	1.7%
Distribution Center Expenses	12.5	1.1%	9.0	1.1%

Total Stores and Distribution Expense	$454.3	40.6%	$326.0	40.1%

The primary driver of the rate increase was the Company’s continued focus on the store investment program to improve the quality of presentation, in-store environment and customer experience. As a result, store payroll expense and repairs and maintenance expense grew at a higher rate than sales, but were offset by leverage achieved against relatively fixed store costs such as rent, utilities, landlord charges and depreciation and amortization.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the 2005 fiscal year-to-date period was $135.0 million compared to $107.5 million during the same period in the 2004 fiscal year. The marketing, general and administrative expense rate was 12.1% compared to 13.2% for the year-to-date period of the 2004 fiscal year. The decrease in rate versus the 2004 fiscal year comparable period was primarily due to the leverage gained on home office payroll and outside services as a result of higher sales.
Other Operating Income, Net
Year-to-date other operating income for the 2005 fiscal year was $1.8 million compared to $160 thousand for the second quarter of the fiscal 2004 year. The increase was related to the unredeemed gift certificate adjustments and lease buyout payments from landlords.

Operating Income
For the 2005 fiscal year-to-date period, operating income was $159.4 million compared to $115.5 million for the 2004 fiscal year comparable period, an increase of 38.0%. The operating income rate for the 2005 fiscal year-to-date period was 14.3% versus 14.2% for the 2004 fiscal year-to-date period. The operating income rate for the year-to-date period remained relatively flat to the comparable period last year as a result of a lower gross profit rate and a slight increase in the stores and distribution expense rate offset by a lower marketing, general and administrative expense and other operating income rates.
Interest Income and Income Tax Expense
Year-to-date net interest income for the 2005 fiscal year was $2.8 million compared to $2.3 million for the comparable period in 2004. The effective tax rate for the 2005 year-to-date period was 39.7% compared to 38.7% for the 2004 comparable period. The Company estimates that the full year effective tax rate for the 2005 fiscal year will be approximately 39%.
FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	July 30, 2005	January 29, 2005
Working capital	$398,722	$277,893

Capitalization:
Shareholders’ equity	$842,113	$669,326

Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $50.8 million for the twenty-six weeks ended July 30, 2005 versus $147.8 million in the comparable period of the 2004 fiscal year. Cash was provided primarily by current year net income adjusted for depreciation and amortization, lessor construction allowances received and changes in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventories and the change in deferred taxes.
The net income increase was a result of sales growth during the second quarter of the 2005 fiscal year. The adjustment for depreciation, amortization and lessor construction allowances was part of the normal course of business. The change in accounts payable and accrued expenses was due to increased payables as a result of inventory purchases.
Inventories increased as a result of the program to increase store inventory levels combined with a cost per unit increase, as previously discussed. Deferred taxes increased as a result of lower tax depreciation, insurance reimbursement of legal fees and changes in accruals.

The Company’s operations are seasonal in nature with sales typically peaking during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest leading up to those periods.
Cash outflows for investing activities were for purchases of marketable securities and capital expenditures related primarily to new stores and construction in process (see the discussion in “Capital Expenditures and Landlord Construction Allowances”). Cash inflows from investing activities consisted of proceeds from the sales of marketable securities. As of July 30, 2005, the Company held $216.4 million of marketable securities with original maturities greater than 90 days.
Financing activities, for the twenty-six week period ended July 30, 2005, consisted of $69.9 million received in connection with stock option exercises, $26.9 million paid for the repurchase of A&F’s Class A Common Stock, $21.6 million for two separate $0.125 per share quarterly dividends paid on June 21, 2005 and March 22, 2005 and $2.9 million for the change in cash overdrafts, which are outstanding checks reclassified from cash to accounts payable.
During the twenty-six week period ended July 30, 2005, the Company repurchased 475,000 shares of A&F’s Class A Common Stock at an average cost of $56.64 per share for a total of $26.9 million. As of July 30, 2005, 973,500 shares are authorized for repurchase as part of the November 9, 2004 A&F Board of Directors’ authorization to repurchase 6 million shares. On August 16, 2005, A&F announced that the Board of Directors authorized the Company to repurchase an additional 6 million shares of A&F Class A Common Stock.
The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its current Credit Agreement to support operations.
Letters of credit totaling approximately $44.7 million and $58.0 million were outstanding on July 30, 2005 and July 31, 2004, respectively. No loans were outstanding on July 30, 2005 or July 31, 2004.
The Company has standby letters of credit in the amount of $4.5 million that are set to expire primarily during the fourth quarter of the fiscal year ending January 28, 2006 (the “2005 fiscal year”). The primary beneficiary, a merchandise supplier, has the right to draw upon the standby letter of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letter of credit.

Off-Balance Sheet Arrangements and Contractual Obligations
As of July 30, 2005, the Company did not have any off-balance sheet arrangements and the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Operating Leases Obligations	$1,354,220	$89,054	$354,172	$319,399	$591,595
Purchase Obligations	298,522	276,032	22,490	—	—
Other Obligations	50,663	46,040	4,553	70	—

Totals	$1,703,404	$411,126	$381,214	$319,469	$591,595

The majority of the Company’s contractual obligations are made up of operating leases for its stores. The purchase obligations category represents purchase orders for merchandise to be delivered during Fall 2005 and commitments for fabric and trim to be used during the next several seasons. Other obligations represent Capital Lease Obligations and letters of credit outstanding as of July 30, 2005 (see Note 9 of the Notes to Condensed Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.
Store Count and Gross Square Feet
Store count and gross square footage by brand were as follows:

	July 30, 2005			July 31, 2004
	Number	Gross Square	Average	Number	Gross Square	Average
	of Stores	Feet (thousands)	Store Size	of Stores	Feet (thousands)	Store Size
Abercrombie & Fitch	355	3,086	8,693	359	3,164	8,813
abercrombie	163	714	4,379	171	755	4,415
Hollister	281	1,826	6,499	197	1,274	6,466
RUEHL	5	47	9,488	n/a	n/a	n/a

Total	804	5,674	7,057	727	5,192	7,142

Capital Expenditures and Landlord Construction Allowances
Capital expenditures totaled $117.5 million and $83.3 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. Additionally, the non-cash accrual for construction in progress increased by $16.6 million for the twenty-six week period ended July 30, 2005 and decreased $14.4 million for the twenty-six week period ended July 31, 2004, respectively. Capital expenditures related primarily to new store construction and the home office expansion project. The balance of capital expenditures related primarily to miscellaneous store remodeling, home office and distribution center projects.
Construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the twenty-six week periods ended July 30, 2005 and July 31, 2004, the Company received $15.8 million and $16.9 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $265 million to $285 million, excluding landlord construction allowances, in the 2005 fiscal year for capital expenditures, of which $215 million to $225 million has been appropriated for the construction of approximately 75 new stores as well as the remodeling of 25 to 35 existing stores and other miscellaneous store projects. The balance of the capital expenditures will be spent on new home office buildings and other miscellaneous home office and distribution center projects.
By the end of fiscal 2005 the Company plans to increase gross square footage by approximately 8% over fiscal year-end 2004. Management anticipates the increase during the 2005 fiscal year will be due to the net addition of approximately 56 new Hollister stores and 3 RUEHL stores. Furthermore, the Company plans to remodel 20 to 30 Abercrombie & Fitch stores and convert a total of eight Abercrombie & Fitch and abercrombie stores to six Hollister stores, one Abercrombie & Fitch store and one RUEHL store. In addition, the Company plans to open a new 34,000 gross square foot flagship store on the corner of Fifth Avenue and 56th Street in Manhattan, New York and expand its store at The Grove in Los Angeles by approximately 14,000 gross square feet.
The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Abercrombie & Fitch stores, excluding the above mentioned New York and Los Angeles flagship stores, opened during the 2005 fiscal year will approximate $776,000 per store, net of construction allowances. In addition, initial inventory purchases for the stores are expected to average approximately $260,000 per store.
The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new abercrombie stores opened during the 2005 fiscal year will approximate $401,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $120,000 per store.

The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Hollister stores opened during the 2005 fiscal year will approximate $843,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $195,000 per store.
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

Inventory Valuation – Inventories are principally valued at the lower of average cost or market, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit (“SKU”) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. At fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory.
Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross profit. Management believes that this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.
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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend” and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1. BUSINESS” of A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for the 2005 fiscal year and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
–	changes in consumer spending patterns and consumer preferences;

–	the impact of competition and pricing;

–	disruptive weather conditions;

–	availability and market prices of key raw materials;

–	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

–	availability of suitable store locations on appropriate terms;

–	ability to develop new merchandise;

–	ability to hire, train and retain associates; and

–	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield. The Company’s investments in municipal notes and bonds all have maturities under five years. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from one to 49 days. Failed auctions rarely occur. As of July 30, 2005, the Company held approximately $216.4 million in marketable securities.
The Company does not enter into financial instruments for trading purposes.
As of July 30, 2005, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk. The Company does not believe that an adverse change in interest rates would have a material affect on the Company’s financial condition.
The Company’s market risk profile as of July 30, 2005 has not significantly changed since January 29, 2005. The Company’s market risk profile on January 29, 2005 is disclosed in A&F’s 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive and the Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the second quarter ended July 30, 2005. Based upon that evaluation, the Chairman and Chief Executive and the Chief Operating Officer, concluded that the material weakness discussed in the Company’s 2004 Annual Report on Form 10-K had been remediated and the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the period covered by this Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following includes updated information relating to certain of the Company’s material legal proceedings as previously reported in A&F’s 2004 Annual Report on Form 10-K and updated in A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005.
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., the state law claim of plaintiff Oros was dismissed by the United States District Court for the Southern District of Ohio on May 17, 2005 and his Fair Labor Standards Act claim remains pending. The defendants filed an answer to plaintiffs’ October 28, 2004 amended complaint on May 23, 2005 and the parties have commenced discovery. In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., because of its similarities to the Mitchell case, the defendant filed, on April 19, 2005, a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes.
As a recent development to the stockholder derivative lawsuits filed in February 2005 and consolidated under the caption In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N and as discussed in A&F’s Current Report on Form 8-K filed on August 26, 2005, the settlement agreement previously discussed in A&F’s Annual Report on Form 10-K filed on April 14, 2005 and attached to A&F’s Quarterly Report on Form 10-Q filed on June 9, 2005 was approved by the Court of Chancery of the State of Delaware on June 14, 2005.
In Shelby Port, et al v. Abercrombie & Fitch Stores, Inc., the parties have agreed to a settlement of the matter, which must be approved by the Washington Superior Court of King County. The parties filed a joint motion for preliminary approval of the settlement on or about June 6, 2005. The Washington Superior Court of King County preliminarily approved the settlement on June 13, 2005 and a final approval hearing is scheduled for September 19, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.
In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., the parties have agreed to a settlement of the matter, which must be approved by the California Superior Court for Los Angeles County. The parties filed a joint motion for preliminary approval of the settlement on August 26, 2005. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.
On September 2, 2005, a purported class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired securities of Abercrombie & Fitch Co. between June 2, 2005 and August 16, 2005. Based on a preliminary review and analysis of the complaint, the Company believes the suit has no merit and intends to vigorously defend itself in court.
The Company believes that additional purported class action lawsuits have been filed against the Company and certain of its officers, which are believed to be similar to the aforesaid lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchase of its Class A Common Stock during each fiscal month of the quarterly period ended July 30, 2005:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	under the
Period	Purchased	per Share	Program	Program(1)(2)

May 1 through May 28, 2005	—	$—	—	973,500
May 29 through June 28, 2005	—	$—	—	973,500
June 29 through July 30, 2005	—	$—	—	973,500

Total	—	$—	—	973,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. On November 9, 2004, A&F announced the authorization for the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

(2)	On August 16, 2005, A&F announced that the Board of Directors authorized the Company to repurchase an additional 6,000,000 shares of A&F Class A Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF A MATTERS TO A VOTE OF SECURITY HOLDERS
On June 15, 2005, A&F held its annual meeting of shareholders at Abercrombie & Fitch executive offices located at 6301 Fitch Path, New Albany, Ohio. At the close of business on the March 26, 2004 record date, 86,324,134 shares of Class A Common Stock of A&F were outstanding and entitled to vote. At the Annual Meeting, 77,439,038 or 89.7% of the outstanding shares of Class A Common Stock entitled to vote were represented by proxy or in person. At the Annual Meeting, Mr. Allan A. Tuttle was elected and Messrs. Russell M. Gertmenian and Archie M. Griffin were re-elected to A&F’s Board of Directors, each to serve for a three-year term expiring in 2008. The vote on the proposals was as follows:
Proposal 1 — Election of Officers

		Votes	Broker
	Votes For	Withheld	Non-Votes

Russell M. Gertmenian	67,515,819	9,923,219	—
Archie M. Griffin	69,976,399	7,462,639	—
Allan A. Tuttle	73,584,260	3,854,778	—
Proposal 2 — Approve Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan

		Votes
	Votes For	Against	Abstain

Beneficial Common	38,562,272	29,787,023	191,931
Registered Common	72,427	14,967	1,628
Proposal 3 — Ratify PricewaterhouseCoopers LLP as Independent Registered Public Accountants

		Votes
	Votes For	Against	Abstain

Beneficial Common	72,215,127	5,056,715	78,174
Registered Common	86,796	1,338	888
The following individuals also continue to serve on the Board of Directors: Ms. Lauren J. Brisky and Messrs. James B. Bachmann, John A. Golden, Michael S. Jeffries, John W. Kessler, and Edward F. Limato. At the June 15, 2005 annual meeting of the Board of Directors, Mr. Daniel J. Brestle was elected to A&F’s Board of Directors.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 1-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 1-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 1-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; National City Bank, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners (the “Amended Credit Agreement”), incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Co.; each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co.; and National City Bank, as Administrative Agent for the Lenders party to the Amended Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

4.3	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated July 21, 1998 (File No. 1-12107).

4.4	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 (File No. 1-12107).

4.5	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 1-12107).

4.7	First Amendment, dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K filed on June 22, 2005 (File No. 1-12107).

10.1	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed on June 17, 2005 (File No. 1-12107).

10.2	Supplemental Stipulation of Settlement dated June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 1-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer).*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: September 8, 2005	By	/s/ Michael W. Kramer

Michael W. Kramer,
Senior Vice President and Chief Financial Officer

*	Mr. Kramer has been duly authorized to sign on behalf of the Registrant as its principal financial officer.

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer).