Form 10-Q
period 2005-10-29
ABERCROMBIE & FITCH CO /DE/
filed 2005-12-08
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 2, 2005

$.01 Par Value	87,633,211 Shares

ABERCROMBIE & FITCH CO.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
NET SALES	$704,918	$520,724	$1,823,319	$1,333,999

Cost of Goods Sold	239,832	184,107	611,321	448,542

GROSS PROFIT	465,086	336,617	1,211,998	885,457

Stores and Distribution Expense	252,947	188,381	707,267	514,411
Marketing, General and Administrative Expense	97,644	86,273	232,674	193,760
Other Operating Income, Net	(1,379)	(15)	(3,193)	(174)

OPERATING INCOME	115,874	61,978	275,250	177,460

Interest Income, Net	(1,516)	(1,574)	(4,296)	(3,919)

INCOME BEFORE INCOME TAXES	117,390	63,552	279,546	181,379

Provision for Income Taxes	45,790	23,641	110,186	69,263

NET INCOME	$71,600	$39,911	$169,360	$112,116

NET INCOME PER SHARE:
BASIC	$0.81	$0.43	$1.95	$1.19
DILUTED	$0.79	$0.42	$1.87	$1.16

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,862	93,449	87,002	94,490
DILUTED	90,458	95,351	90,422	96,522

DIVIDENDS DECLARED PER SHARE	$0.18	$0.13	$0.43	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except share data)
(Unaudited)

	October 29, 2005	January 29, 2005
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$99,608	$350,368
Marketable Securities	178,228	—
Receivables	29,633	26,127
Inventories	415,621	211,198
Store Supplies	40,800	36,536
Deferred Income Taxes	34,696	31,246
Other	34,357	28,048

TOTAL CURRENT ASSETS	832,943	683,523

PROPERTY AND EQUIPMENT, NET	798,391	687,011

OTHER ASSETS	8,478	8,413

TOTAL ASSETS	1,639,812	1,378,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$167,721	$137,337
Accrued Expenses	234,529	194,729
Deferred Lease Credits	31,504	31,135
Income Taxes Payable	56,935	55,587

TOTAL CURRENT LIABILITIES	490,689	418,788

LONG TERM LIABILITIES:
Deferred Income Taxes	32,329	42,188
Deferred Lease Credits, Net	192,407	177,923
Other Liabilities	88,333	70,722

TOTAL LONG TERM LIABILITIES	313,069	290,833

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at October 29, 2005 and January 29, 2005, respectively	1,033	1,033
Paid-In Capital	157,657	140,251
Retained Earnings	1,208,540	1,076,023

Treasury Stock, at Average Cost — 15,693,501 and 17,262,943 shares at October 29, 2005 and January 29, 2005, respectively	(531,176)	(547,981)

TOTAL SHAREHOLDERS’ EQUITY	836,054	669,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,639,812	$1,378,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$169,360	$112,116

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	90,866	76,989
Amortization of Deferred Lease Credits	(23,756)	(22,546)
Non-Cash Charge for Deferred Compensation	23,190	12,948
Deferred Taxes	(13,309)	(9,983)
Loss on Disposal of Assets	6,043	2,553
Lessor Construction Allowances	28,662	35,028
Changes in Assets and Liabilities:
Inventories	(191,147)	(31,147)
Accounts Payable and Accrued Expenses	36,313	91,689
Income Taxes	1,348	(23)
Tax Benefit of Stock Options Exercises	51,162	17,308
Other Assets and Liabilities	12,085	(29,770)

NET CASH PROVIDED BY OPERATING ACTIVITIES	190,817	255,162

INVESTING ACTIVITIES:
Capital Expenditures Including Capital Lease Obligations	(185,776)	(141,071)
Marketable Securities Activity:
Purchases	(456,605)	(3,630,880)
Proceeds from Sales	277,674	3,726,765

Net Marketable Securities Activity	(178,931)	95,885

NET CASH USED FOR INVESTING ACTIVITIES	(364,707)	(45,186)

FINANCING ACTIVITIES:
Change in Outstanding Checks	(9,762)	8,518
Purchases of Treasury Stock	(103,296)	(197,892)
Stock Option Exercises and Other	73,070	33,162
Dividends Paid	(36,882)	(35,546)

NET CASH USED FOR FINANCING ACTIVITIES	(76,870)	(191,758)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(250,760)	18,218
Cash and Equivalents, Beginning of Year	350,368	56,373

CASH AND EQUIVALENTS, END OF PERIOD	$99,608	$74,591

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$24,619	($7,295)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
Declaration of Dividend, Unpaid	$—	$11,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
Beginning with the first quarter of the fiscal year ending January 28, 2006 (the “2005 fiscal year”), the Company reclassified the condensed consolidated statements of income. In prior periods, the Company included buying and occupancy costs as well as certain home office expenses as part of the gross income calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense, as individual expense categories, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.
The condensed consolidated financial statements as of October 29, 2005 and for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 fiscal year”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the 2005 fiscal year.
The condensed consolidated financial statements as of October 29, 2005 and for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP’s report on the condensed consolidated financial statements is not a “report” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

2.	STOCK-BASED COMPENSATION
The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options has been recognized as all options are granted at fair market value at the grant date. The Company recognizes compensation expense related to restricted stock unit awards to associates and non-associate directors. If compensation expense related to options for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, had been determined based on the estimated fair value of options granted, consistent with the methodology in SFAS No. 123, the pro forma effect on net income and net income per weighted-average basic and diluted share would have been as follows:
(Thousands except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net Income:
As reported	$71,600	$39,911	$169,360	$112,116

Stock-based compensation expense included in reported net income, net of tax	7,022	1,424	12,027	4,585
Stock-based compensation expense determined under fair value based method, net of tax(1)	(12,733)	(6,564)	(28,595)	(20,407)

Pro forma	$65,889	$34,771	$152,792	$96,294

Net income per basic share:
As reported	$0.81	$0.43	$1.95	$1.19
Pro forma	$0.75	$0.37	$1.76	$1.02

Net income per diluted share:
As reported	$0.79	$0.42	$1.87	$1.16
Pro forma	$0.72	$0.36	$1.67	$1.00

(1)	Includes stock-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented.

The fair value of options granted during the third quarter of the 2005 fiscal year and the third quarter of the 2004 fiscal year was $24.43 and $13.93, respectively. The fair value of each option, which is included in the pro forma results above, was estimated using the Black-Scholes option-pricing model. For purposes of the valuation, the following assumptions were used:

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
Dividend Yield	1.1%	1.3%
Price Volatility	44.0%	55.3%
Risk-Free Interest Rate	4.1%	3.1%
Estimated Forfeiture Rate	25.0%	26.4%
Expected Life (Years)	4	4
3.	NET INCOME PER SHARE
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	October 29,	October 30,
	2005	2004
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(15,438)	(9,851)

Basic shares	87,862	93,449

Dilutive effect of stock options and restricted stock units	2,596	1,902

Diluted shares	90,458	95,351

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
Shares of Class A Common Stock issued	103,300	103,300
Treasury shares	(16,298)	(8,810)

Basic shares	87,002	94,490

Dilutive effect of stock options and restricted stock units	3,420	2,032

Diluted shares	90,422	96,522

Options to purchase approximately 430 thousand and 5.6 million shares of Class A Common Stock during the thirteen week periods ended October 29, 2005 and October 30, 2004, respectively, and 140 thousand and 5.6 million shares of Class A Common Stock during the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, were outstanding but not included in the computation of net income per weighted-average diluted share because the options’ exercise prices were greater than the average market price of the underlying shares for the corresponding period.

4.	MARKETABLE SECURITIES

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase. At October 29, 2005, the Company’s investments in marketable securities primarily consisted of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value, with maturities that could range from three months to forty years.

The Company began investing in municipal notes and bonds during the 2005 fiscal year. These investments have early redemption provisions at predetermined prices. For the thirteen and thirty-nine week periods ended October 29, 2005, there were no realized gains or losses and as of October 29, 2005, net unrealized holding losses were not material.

For the Company’s investments in auction rate securities, the interest rates reset through an auction process at predetermined periods ranging from one to forty-nine days. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.

As of October 29, 2005, the Company held approximately $178.2 million in marketable securities and at January 29, 2005, the Company had no investments in marketable securities.

5.	INVENTORIES

Inventories are principally valued at the lower of average cost or market, utilizing the retail method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). At fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell through the current season inventory. In addition, the inventory value is further reduced for estimates of lost or stolen items that have not been recorded in the inventory system, based on historical trends.

The inventory reserve for markdowns and valuations was $27.1 million, $6.6 million and $25.5 million at October 29, 2005, January 29, 2005 and October 30, 2004, respectively. The inventory valuations at January 29, 2005 reflect adjustments for inventory markdowns for the end of the Fall season. The shrink reserve was $4.7 million, $2.9 million and $3.6 million at October 29, 2005, January 29, 2005 and October 30, 2004, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	October 29, 2005	January 29, 2005
Property and equipment, at cost	$1,239,680	$1,073,412
Accumulated depreciation and amortization	(441,289)	(386,401)

Property and equipment, net	$798,391	$687,011

7.	DEFERRED LEASE CREDITS, NET

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs. Furthermore, the Company reclassifies the deferred lease credits between current and long-term liabilities based on the amount expected to be amortized over the next twelve months. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	October 29, 2005	January 29, 2005
Deferred lease credits	$369,574	$334,175
Amortized deferred lease credits	(145,663)	(125,117)

Total deferred lease credits, net	$223,911	$209,058

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. Income taxes paid during the thirty-nine weeks ended October 29, 2005 and October 30, 2004 approximated $71.5 million and $62.3 million, respectively.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Credit Agreement”). The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including interest rates that are based on the agent bank’s “Alternate Base Rate.” Facility fees payable under the Credit Agreement will be based on the Company’s ratio (the “leverage ratio”) of the sum of total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) for the trailing four-fiscal-quarter period, and the facility fees are projected to accrue at .175% of the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes (including mergers and acquisitions), investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates, including investments in foreign subsidiaries. The Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $70.6 million and $72.6 million were outstanding under the Credit Agreement at October 29, 2005 and under the previous credit agreement at October 30, 2004, respectively. No borrowings were outstanding under the Credit Agreement at October 29, 2005 nor under the previous credit agreement at October 30, 2004.

10.	RELATED PARTY TRANSACTIONS

Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who served on A&F’s Board of Directors until June 15, 2005, has been President and Creative Director of Shahid & Company, Inc. since 1993. For the thirty-nine week period ended October 29, 2005, fees paid to Shahid & Company, Inc. for services provided until June 15, 2005 were approximately $863 thousand. For services provided during the thirteen and thirty-nine week periods ended October 30, 2004, fees paid to Shahid & Company, Inc. were approximately $700 thousand and $1.9 million, respectively. The amounts do not include reimbursements to Shahid & Company, Inc. for out-of-pocket expenses incurred while performing these services.

11.	CONTINGENCIES

The Company is involved in a number of legal proceedings that arise out of, and are incidental to, the conduct of its business.

Shelby Port, et al. v. Abercrombie & Fitch Stores, Inc. was initially filed on or about July 18, 2003 in the Washington Superior Court of King County on behalf of a purported class of employees and former employees of the Company alleging that the defendant required its employees to purchase and wear specified clothes during specified times in violation of Washington law and seeking, on behalf of the purported class, injunctive relief and unspecified amounts of economic and liquidated damages. The parties have agreed to a settlement of this matter, which was finally approved by the Washington Superior Court of King County on September 19, 2005, and the case was dismissed with prejudice on that date. The settlement will not have a material effect on the Company’s consolidated financial statements.

Three actions have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs allege that California general and store managers were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The parties have agreed to a settlement of this matter, which must be approved by the California Superior Court for Los Angeles County. The parties filed a joint motion for preliminary approval of the settlement on August 26, 2005, the California Superior Court for Los Angeles County preliminarily approved the settlement on September 14, 2005, and a hearing to consider final approval of the settlement has been set for January 12, 2006. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The defendants filed a motion to dismiss the Mitchell case on July 28, 2003. The case was transferred from the Western Division to the Eastern Division of the

Southern District of Ohio on April 21, 2004. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. The defendants subsequently renewed their motion to dismiss, which was denied as to the two original plaintiffs. The state law claim of plaintiff Oros was dismissed by the United States District Court for the Southern District of Ohio on May 17, 2005 and his Fair Labor Standards Act claim remains pending. The defendants filed an answer to plaintiffs’ October 28, 2004 amended complaint on May 23, 2005 and the parties have commenced discovery. On June 17, 2005, the plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions for summary judgment seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants intend to file their opposition to both motions in early December 2005. The Company does not believe it is feasible to predict the outcome of the legal proceedings described in this paragraph, which with the Fuller case described in the following paragraph has been consolidated for all purposes, and intends to defend against them vigorously. The timing of the final resolution of these legal proceedings is also uncertain.

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

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases seek to allege claims under the federal securities laws as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F has joined in that motion. A&F believes the cases have no merit and intends to vigorously defend itself in court.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions.

The Securities and Exchange Commission (“SEC”) has commenced an informal, non-public inquiry concerning trading in shares of A&F’s Class A Common Stock. The SEC has informed A&F that the informal inquiry should not be construed as an indication that any violations of law have occurred, and the Company and its personnel are cooperating fully with the SEC.

The Company is aware that a purported class action lawsuit, styled Gibson v. Hollister Co., Case No. 05CC00244, was filed on October 25, 2005 in the Superior Court of Orange County, California. Melissa Gibson alleges that she and a class of hourly employees employed by Hollister in the State of California were not provided with uniforms or break periods required by California law. The complaint also alleges other miscellaneous violations of California wage and hour law. The complaint seeks compensatory damages for alleged unpaid wages, penalties, injunctive relief, and attorneys’ fees. The complaint has not yet been served on the defendant. Upon service, the defendant intends to vigorously defend the case, the outcome of which cannot be predicted by the Company.

The Company accrues amounts related to legal matters if reasonably estimable and reviews these amounts at least quarterly.

The Company has standby letters of credit in the amount of $4.5 million that are set to expire primarily during the fourth quarter of the fiscal year ending February 3, 2007 (the “2006 fiscal year”). The primary beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

The Company enters into agreements with professional services firms in the ordinary course of business and, in most agreements, indemnifies these firms from any harm. There is no financial impact on the Company related to these indemnification agreements.

12.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This standard is a revision of SFAS No. 123 and requires all share-based payments to employees, including grants of employee stock options and similar awards, to be recognized in the financial statements based on their fair values measured at the grant date.

In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to annual periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations and cash flows.

13.	SUBSEQUENT EVENTS

On November 14, 2005, the Company declared a quarterly dividend of $0.175 per share of Class A Common Stock, which will be paid on December 20, 2005 to stockholders of record as of November 29, 2005.

The Company is aware that a purported class action, styled Eltrich v. Abercrombie & Fitch Stores, Inc., Case No. 05-2-38169-8, was filed on November 22, 2005 in the Washington Superior Court of King County, alleging that a class of store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington improperly denied overtime compensation. In this case, the plaintiff, on behalf of his purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. The complaint has not yet been served on the defendant. Upon service, the defendant intends to vigorously defend the case, the outcome of which cannot be predicted by the Company with certainty.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 29, 2005, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 29, 2005, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005; and in our report dated April 11, 2005 we expressed (i) an unqualified opinion on those consolidated financial statements, (ii) an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and (iii) an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Columbus, Ohio
December 6, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented, casual apparel brand directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented, casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 18 year-old high school guys and girls, at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of business casual and trend fashion high-quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer web sites where products comparable to those carried at the corresponding stores can be purchased.
RESULTS OF OPERATIONS
Beginning with the first quarter of the 2005 fiscal year, the Company reclassified the condensed consolidated statements of income. In prior periods, the Company included buying and occupancy costs as well as certain home office expenses as part of the gross income calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense, as individual expense categories, provides a clearer and more transparent representation of the gross selling margin and operating expenses. Prior period results have been reclassified accordingly.
During the third quarter of the 2005 fiscal year, net sales increased 35% to $704.9 million from $520.7 million in the third quarter of the 2004 fiscal year. Operating income increased to $115.9 million in the third quarter of the 2005 fiscal year from $62.0 million in the third quarter of the 2004 fiscal year. Operating income during the third quarter of the 2005 and the 2004 fiscal years included non-recurring charges of $13.5 million related to an executive officer severance agreement and $32.9 million related to a legal settlement, respectively. Net income increased to $71.6 million in the third quarter of the 2005 fiscal year compared to $39.9 million in the third quarter of the 2004 fiscal year. Net income per diluted weighted-average share was $0.79 in the third quarter of the 2005 fiscal year compared to $0.42 in the third quarter of the 2004 fiscal year. The non-recurring charges, net of the related tax effect, reduced reported net income per diluted share by $0.09 per share and $0.22 per share in the third quarter of the 2005 fiscal year and the third quarter of the 2004 fiscal year, respectively.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	34.0	35.4	33.5	33.6

GROSS PROFIT	66.0	64.6	66.5	66.4

Stores and Distribution Expense	35.9	36.2	38.8	38.6
Marketing, General and Administrative Expense	13.9	16.6	12.8	14.5
Other Operating Income, Net	(0.2)	(0.0)	(0.2)	0.0

OPERATING INCOME	16.4	11.9	15.1	13.3
Interest Income, Net	(0.2)	(0.3)	(0.2)	(0.3)

INCOME BEFORE INCOME TAXES	16.7	12.2	15.3	13.6
Provision for Income Taxes	6.5	4.5	6.0	5.2

NET INCOME	10.2%	7.7%	9.3%	8.4%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 29, 2005 to the comparable periods of the 2004 fiscal year:

Thirteen Weeks Ended	Thirty-Nine Weeks Ended
October 29,	October 30,	%	October 29,	October 30,	%
2005	2004	Change	2005	2004	Change
Net sales (thousands)	$704,918	$520,724	35%	$1,823,319	$1,333,999	37%

Net sales by brand (thousands)
Abercrombie & Fitch	$342,723	$303,698	13%	$950,441	$813,876	17%
abercrombie	$96,789	$61,424	58%	$223,122	$149,398	49%
Hollister	$261,274	$154,351	69%	$640,329	$369,474	73%
RUEHL *	$4,132	$1,251	230%	$9,427	$1,251	654%

Net retail sales per average store (thousands)
Abercrombie & Fitch	$924	$777	19%	$2,542	$2,100	21%
abercrombie	$561	$334	68%	$1,274	$817	56%
Hollister	$886	$713	24%	$2,280	$1,867	22%
RUEHL *	$689	$469	47%	$1,861	$469	297%

Increase/(decrease) in comparable store sales **
Abercrombie & Fitch	16%	(2)%	19%	(3)%
abercrombie	62%	(4)%	51%	(5)%
Hollister	27%	13%	26%	9%

Retail sales increase attributable to new and remodeled stores, catalogue and web sites	10%	16%	13%	17%

Net retail sales per average gross square foot
Abercrombie & Fitch	$106	$89	19%	$290	$238	22%
abercrombie	$128	$76	68%	$290	$185	57%
Hollister	$136	$110	24%	$351	$288	22%
RUEHL *	$72	$48	50%	$196	$48	308%

Transactions per average store
Abercrombie & Fitch	11,099	10,489	6%	34,294	32,145	7%
abercrombie	7,765	5,264	48%	19,996	14,743	36%
Hollister	15,253	13,602	12%	44,178	39,729	11%
RUEHL *	5,511	4,345	27%	17,348	4,345	299%

Average transaction value
Abercrombie & Fitch	$83.23	$74.09	12%	$74.13	$65.31	14%
abercrombie	$72.23	$63.49	14%	$63.72	$55.42	15%
Hollister	$58.11	$52.39	11%	$51.61	$46.98	10%
RUEHL *	$124.95	$107.98	16%	$107.25	$107.98	(1)%

Average units per transaction
Abercrombie & Fitch	2.13	2.17	(2)%	2.19	2.26	(3)%
abercrombie	2.71	2.78	(3)%	2.70	2.75	(2)%
Hollister	2.24	2.23	n	m	2.20	2.23	(1)%
RUEHL *	2.22	2.33	(5)%	2.29	2.33	(2)%

Average unit retail sold
Abercrombie & Fitch	$39.08	$34.14	14%	$33.85	$28.90	17%
abercrombie	$26.65	$22.84	17%	$23.60	$20.15	17%
Hollister	$25.94	$23.49	10%	$23.46	$21.07	11%
RUEHL *	$56.28	$46.34	21%	$46.83	$46.34	1%

*	Net Sales for RUEHL during the 2004 fiscal year, and the related statistics, reflect the activity of three stores opened in September 2004; as a result, year-to-year comparisons may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20%.

CURRENT TRENDS AND OUTLOOK
The Company’s quarterly results include a 35% net sales growth, a 38% gross profit increase and a 79% increase in net income. The Company believes that these results reflect the broad strength and successful differentiation of its brands versus the competition and the Company’s dedication to building dominant iconic brands.
The Company believes the key to its current and future success is continuing its strategy to build, maintain and manage the aspirational positioning of its brands by concentrating on each of the brands’ values and focusing on three strategic areas: leading fashion merchandise; quality of presentation; and in-store experience.
In order to protect the integrity of its brands, the Company has created an internal Brand Protection group that is headed by the Company’s General Counsel and includes the addition of an in-house Trademark Counsel and a Senior Director of Brand Protection. The new Brand Protection group has implemented initiatives to aggressively combat the sale of counterfeit and infringing merchandise around the world.
In November 2005, the Company opened its first Abercrombie & Fitch flagship store on Fifth Avenue in New York City and is pleased by the store’s initial sales results. The Company expects to disseminate and apply the knowledge gained from this store opening to its other stores and brands as well. The Company plans to open additional flagship locations in Los Angeles and Las Vegas in the future.
The Company remains committed to its store investment program, which focuses on improving the customer’s in-store experience and is believed to be a key driver of the sales growth. The Company is committed to managing these expenses in order to create leverage against sales. In addition, the Company will continue to invest in the home office, although it does not expect future investment increases in this area to be similar to those made during the first half of the year.
Internationally, the Company plans to open its first Canadian stores by the end of fiscal 2005 and its London flagship store in early fiscal 2007.
Based on its year-to-date results, the Company now expects net income per share on a fully-diluted basis, including the non-recurring third quarter charge, to be in the range of $3.35 to $3.40.

THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of the 2005 fiscal year were $704.9 million, a 35% increase over last fiscal year’s third quarter net sales of $520.7 million. The net sales increase was attributable primarily to a 25% comparable store sales increase and to the net addition of 56 stores.
The comparable store sales growth was due to higher transaction volume and higher average unit retail price across all brands compared to the third quarter of the 2004 fiscal year. The Company believes the store investment program, which included increased store inventory levels and a focus on the customer’s in-store experience, contributed significantly to increased transaction volume. Further the higher average unit retail price was driven by higher quality inventory and an increase in unit sales of higher priced items such as jeans.
By brand, comparable store sales for the quarter versus the same quarter last fiscal year were as follows: Abercrombie & Fitch increased 16% with womens and mens posting comparable store sales in the mid-teens. In abercrombie, comparable store sales increased 62% with girls achieving comparable store sales in the mid-seventies and boys attaining comparable store sales in the mid-thirties. In Hollister, comparable store sales increased 27% with girls posting a comparable store sales increase in the high-twenties and guys attaining a high-teens increase for the quarter.
The comparable store sales percentages increased across all of the United States ranging from the twenties to thirties. On a regional basis, comparable store sales were highest in the Northeast and West and lowest in the South and Southwest. Stores located in Northern California, Upstate New York, and the New York metropolitan area had the best comparable store sales performance during the third quarter.
At Abercrombie & Fitch, the comparable store sales increase during the quarter was driven by strong results in knits, jeans, fleece and outerwear for women; and knits, jeans and graphic tees for men.
At abercrombie, the comparable store sales increase during the quarter was reflected in knits, jeans and graphic tees for girls; and knits, jeans and conversation tees for boys, offset by a decrease in sweaters.
At Hollister, the comparable store sales increase during the quarter was the result of increases in knits, jeans and graphic knits for girls, offset by decreases in pants and skirts; and knits, conversation tees and jeans for boys, offset by a decrease in wovens.
The impact of the six RUEHL stores was immaterial to the Company’s total net sales for the third quarter of the 2005 fiscal year.

Net direct-to-consumer merchandise sales through the Company’s web sites and catalogue for the third quarter of the 2005 fiscal year were $26.9 million, a decrease of 3% over last fiscal year’s third quarter net sales of $27.6 million. Shipping and handling revenue for the corresponding periods was $3.8 million in the 2005 fiscal year and $4.0 million in the 2004 fiscal year. The direct-to-consumer business accounted for 4% of net sales in the third quarter of the 2005 fiscal year compared to 6% in the third quarter of the 2004 fiscal year. The decrease in sales penetration was due to the implementation of brand protection initiatives that minimize the amount of sale merchandise on the web sites.
Gross Profit
Gross profit for the third quarter of the 2005 fiscal year was $465.1 million compared to $336.6 million for the comparable period during the 2004 fiscal year. The gross profit rate (gross profit divided by net sales) for the third quarter of the 2005 fiscal year was 66.0%, up 140 basis points from last fiscal year’s rate of 64.6%. The increase in gross profit was driven by higher initial markup (“IMU”) and a lower markdown rate.
Overall IMU increased compared to the third quarter of the 2004 fiscal year as a result of higher unit pricing, which was partially offset by higher initial costs related to the overall increased quality of the merchandise. The lower markdown rate resulted from the overall increase in sales, as well as a shift in the inventory mix from fashion to basic merchandise, which has lower markdown risk.
The Company ended the third quarter of the 2005 fiscal year with an approximate 44% unit increase in inventories per gross square foot versus the third quarter of the 2004 fiscal year. This increase translated into an inventory increase, at cost, per gross square foot of 87%. The unit inventory increase was the result of the Company’s focused strategic investment in the jean business and other basic categories like polos, knits and graphic tees. The Company believes that basic categories have less markdown risk than fashion categories.

Stores and Distribution Expense
Stores and distribution expense for the third quarter of the 2005 fiscal year was $252.9 million compared to $188.4 million for the comparable period in the 2004 fiscal year. For the third quarter of the 2005 fiscal year, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 35.9% compared to 36.2% in the third quarter of the 2004 fiscal year. Stores and distribution expense was as follows:

	Thirteen Weeks Ended
	October 29, 2005		October 30, 2004
		% of net		% of net
	(in millions)	sales	(in millions)	sales
Store Payroll Expense	$103.2	14.6%	$64.7	12.4%
Rent, Utilities and Other Landlord Expense	70.0	9.9%	57.3	11.0%
Depreciation and Amortization	27.1	3.9%	23.2	4.5%
Repairs and Maintenance Expense	10.1	1.4%	9.9	1.9%
Other Store Expense	25.6	3.6%	19.2	3.7%

Total Stores Expense	$236.0	33.5%	$174.3	33.5%

Direct-to-Consumer Expense	10.4	1.5%	8.8	1.7%
Distribution Center Expense	6.6	0.9%	5.3	1.0%

Total Stores and Distribution Expense	$252.9	35.9%	$188.4	36.2%

The Company’s total store expenses as a percent of net sales during the third quarter of the 2005 fiscal year remained flat versus the comparable period during the 2004 fiscal year. The distribution center productivity level, measured in units processed per labor hour (“UPH”), was 9% lower in the third quarter of the 2005 fiscal year versus the third quarter of the 2004 fiscal year. The UPH rate decreased as a result of the change in product mix during the current year compared to the prior year. Increases primarily in jeans and fleece inventory during the third quarter of the 2005 fiscal year compared to the third quarter of the 2004 fiscal year resulted in a lower productivity rate due to the increased handling required.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of the 2005 fiscal year was $97.6 million compared to $86.3 million during the same period in the 2004 fiscal year. For the third quarter of the 2005 fiscal year, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 13.9% compared to 16.6% in the third quarter of the 2004 fiscal year. The decrease in the marketing, general and administrative expense rate was due to non-recurring charges of $13.5 million (1.9% of net sales) in the third quarter of the 2005 fiscal year related to an executive officer severance agreement and $32.9 million (6.3% of net sales) in the third quarter of the 2004 fiscal year related to a legal settlement; offset by increases in the 2005 fiscal year period in home office payroll, marketing, other legal costs and depreciation expense.

Other Operating Income, Net
Third quarter other operating income for the 2005 fiscal year was $1.4 million compared to $15 thousand for the third quarter of the 2004 fiscal year. The increase was related to the favorable settlement of a class action lawsuit related to credit card fees in which the Company was a class member.
Operating Income
Operating income for the third quarter of the 2005 fiscal year increased to $115.9 million from $62.0 million in the third quarter of the 2004 fiscal year. The operating income rate (operating income divided by net sales) was 16.4% for the third quarter of the 2005 fiscal year compared to 11.9% for the third quarter of the 2004 fiscal year. The increase in the operating income rate during the quarter was a result of a higher gross profit rate and lower stores and distribution expense and marketing, general and administrative expense rates during the quarter.
Interest Income and Income Tax Expense
Third quarter net interest income was $1.5 million in 2005 compared to $1.6 million in the third quarter of the 2004 fiscal year. The effective tax rate for the third quarter was 39.0% as compared to 37.2% for the 2004 fiscal year comparable period. The increase in the rate was primarily due to a favorable settlement of state tax matters during the third quarter of the 2004 fiscal year.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in the 2005 fiscal year were $1.823 billion, an increase of 37% over last year’s net sales of $1.334 billion for the same period. The net sales increase was attributable primarily to the combination of a 24% comparable store sales increase and to the net addition of 56 stores.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch increased 19%, abercrombie increased 51% and Hollister posted a 26% increase. The women’s business in each concept continued to be more significant than men’s. Year-to-date, women and girls represented over 60% of net sales for each of the brands. Abercrombie girls achieved a low-sixties comparable stores sales increase, Hollister girls had a mid-twenties comparable store sales increase and Abercrombie & Fitch women posted an increase in the high-teens.
For the year-to-date period, Hollister continued to gain in productivity relative to Abercrombie & Fitch. For the fiscal 2005 year-to-date period, sales per gross square foot in Hollister stores were approximately 146% of the sales per gross square foot of Abercrombie & Fitch stores in the same malls compared to 137% for the fiscal 2004 year-to-date period.
Net direct-to-consumer merchandise sales through the Company’s web sites and catalogue for the year-to-date period for the 2005 fiscal year were $75.0 million, an increase of 6% over last year’s comparable period net sales of $70.5 million. Shipping and handling revenue for the corresponding periods was $11.4 million in the 2005 fiscal year and $10.1 million in the 2004 fiscal year. The direct-to-consumer business accounted for 5% of net sales for the fiscal 2005 year-to-date period compared to 6% in the fiscal 2004 year-to-date period. The decrease in sales penetration was due to the implementation of brand protection initiatives that minimize the amount of sale merchandise on the web sites.
The impact of the six RUEHL stores was immaterial to the Company’s total net sales for the 2005 fiscal year-to-date period.
Gross Profit
Year-to-date gross profit for the 2005 fiscal year was $1.212 billion compared to $885.5 million in the comparable period during the 2004 fiscal year. The gross profit rate for the year-to-date period of the 2005 fiscal year was 66.5%, which was relatively flat versus last fiscal year’s rate of 66.4%.
Overall IMU increases across Abercrombie & Fitch, abercrombie and Hollister compared to last fiscal year were offset by the impact of RUEHL’s lower initial margins during the first half of the 2005 fiscal year.

Stores and Distribution Expense
Stores and distribution expense for the fiscal 2005 year-to-date period was $707.3 million compared to $514.4 million for the comparable period in the 2004 fiscal year. The stores and distribution expense rate was 38.8% compared to 38.6% in the corresponding period of the 2004 fiscal year. Stores and distribution expense was as follows:

	Thirty-Nine Weeks Ended
	October 29, 2005		October 30, 2004
		% of net		% of net
	(in millions)	sales	(in millions)	sales
Store Payroll Expense	$277.3	15.2%	$167.9	12.6%
Rent, Utilities and Other Landlord Expense	202.1	11.1%	166.9	12.5%
Depreciation and Amortization	81.4	4.5%	68.0	5.1%
Repairs and Maintenance Expense	34.6	1.9%	26.4	2.0%
Other Store Expense	67.2	3.7%	48.4	3.6%

Total Stores Expense	$662.7	36.3%	$477.6	35.8%

Direct-to-Consumer Expense	25.4	1.4%	22.5	1.7%
Distribution Center Expense	19.1	1.0%	14.3	1.1%

Total Stores and Distribution Expense	$707.3	38.8%	$514.4	38.6%

The stores and distribution expense as a percentage of net sales remained relatively flat year over year as a result of increases in store payroll expense being offset by leverage achieved against relatively fixed store costs such as rent, utilities and other landlord expense, and depreciation and amortization.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the fiscal 2005 year-to-date period was $232.7 million compared to $193.8 million during the same period in the 2004 fiscal year. The marketing, general and administrative expense rate was 12.8% compared to 14.5% for the year-to-date period of the 2004 fiscal year. The decrease in the marketing, general and administrative expense rate was due to a non-recurring charge of $13.5 million (0.7% of net sales) in the third quarter of the 2005 fiscal year related to an executive officer severance agreement, which was more than offset by a non-recurring charge of $32.9 million (2.5% of net sales) in the third quarter of the 2004 fiscal year related to a legal settlement.
Other Operating Income, Net
Year-to-date other operating income for the 2005 fiscal year was $3.2 million compared to $174 thousand for the third quarter of the 2004 fiscal year. The increase was related to the favorable settlement of the class action lawsuit related to credit card fees in which the Company was a class member, the quarterly adjustment for unredeemed gift certificates and lease buyout payments from landlords.

Operating Income
For the fiscal 2005 year-to-date period, operating income was $275.3 million compared to $177.5 million for the 2004 comparable period. The operating income rate for the fiscal 2005 year-to-date period was 15.1% versus 13.3% for the fiscal 2004 year-to-date period. The increase in the operating income rate during the year was a result of lower marketing, general and administrative expense rates.
Interest Income and Income Tax Expense
Year-to-date net interest income for the 2005 fiscal year was $4.3 million compared to $3.9 million for the comparable period in 2004. The effective tax rate for the 2005 year-to-date period was 39.4% compared to 38.2% for the 2004 comparable period.
FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	October 29, 2005	January 29, 2005
Working capital	$342,254	$264,735

Capitalization:
Shareholders’ equity	$836,054	$669,326

Net cash provided by operating activities, the Company’s primary source of liquidity, decreased to $190.8 million for the thirty-nine weeks ended October 29, 2005 from $255.2 million in the comparable period of the 2004 fiscal year primarily due to inventory purchases. Cash was provided primarily by current year net income, adjusted for depreciation and amortization and non-cash charges for deferred compensation; lessor construction allowances received; and changes in accounts payable and accrued expenses and the effect of the tax benefit received related to stock option exercises. Uses of cash primarily consisted of purchases of inventory.
The net income increase was a result of sales growth during the third quarter of the 2005 fiscal year. The adjustments for depreciation and amortization and lessor construction allowances received were part of the normal course of business. The increase in the non-cash charge for deferred compensation is primarily due to a non-recurring charge related to an executive officer severance agreement. The change in accounts payable and accrued expenses was due to increased payables as a result of inventory purchases.
Inventories increased as a result of the program to increase store inventory levels combined with a cost per unit increase, as previously discussed. Deferred taxes increased as a result of lower tax depreciation and an increase in deferred compensation expense and non-deductible accruals.

The Company’s operations are seasonal in nature with sales typically peaking during the Back-to-School and Christmas selling periods. Accordingly, cash requirements for inventory expenditures are highest leading up to those periods.
Cash outflows for investing activities were for purchases of marketable securities and capital expenditures related primarily to new stores and construction in process (see the discussion in “Capital Expenditures and Landlord Construction Allowances”). Cash inflows from investing activities consisted of proceeds from the sales of marketable securities. As of October 29, 2005, the Company held $178.2 million of marketable securities with original maturities greater than 90 days.
Financing activities for the thirty-nine week period ended October 29, 2005 consisted of $73.1 million primarily related to cash received in connection with stock option exercises, $103.3 million paid for the repurchase of A&F’s Class A Common Stock, $36.9 million for the payment of three quarterly dividends, and $9.8 million for the change in cash overdrafts, which are outstanding checks reclassified from cash to accounts payable.
During the thirty-nine week period ended October 29, 2005, the Company repurchased 1.8 million shares of A&F’s Class A Common Stock at an average cost of $58.52 per share for a total of $103.3 million. As of October 29, 2005, 5.7 million shares are authorized for repurchase as part of the August 15, 2005 A&F Board of Directors’ authorization to repurchase 6 million shares.
The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its current Credit Agreement to support operations.
Letters of credit totaling approximately $70.6 million and $72.6 million were outstanding on October 29, 2005 and October 30, 2004, respectively. No loans were outstanding on October 29, 2005 or October 30, 2004.
The Company has standby letters of credit in the amount of $4.5 million that are set to expire primarily during the fourth quarter of the 2006 fiscal year. The primary beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company has authorized or filed a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Off-Balance Sheet Arrangements and Contractual Obligations
As of October 29, 2005, the Company did not have any off-balance sheet arrangements and the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases Obligations	$1,363,588	$48,193	$361,500	$329,884	$624,011
Purchase Obligations	290,733	271,893	18,840	—	—
Other Obligations	75,811	71,188	4,553	70	—

Totals	$1,730,132	$391,274	$384,893	$329,954	$624,011

The majority of the Company’s contractual obligations are made up of operating leases for its stores. The purchase obligations category represents purchase orders for merchandise to be delivered during Fall 2005 and Spring 2006 and commitments for fabric and trim to be used during the next several seasons. Other obligations represent capital lease obligations and letters of credit outstanding as of October 29, 2005 (see Note 9 of the Notes to Condensed Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

Store Count and Gross Square Feet
Store count and gross square footage by brand were as follows for the thirteen weeks ending October 29, 2005 and October 30, 2004, respectively:

	Abercrombie & Fitch	Abercrombie	Hollister	RUEHL	Total
Store Activity

July 30, 2005	355	163	281	5	804
Opened	4	2	17	1	24
Remodels/Conversions (net activity)	2	—	2	—	4
Closed	(7)[1]	(2)	(3)[1]	—	(12)

October 29, 2005	354	163	297	6	820

Gross Square Feet (thousands)

July 30, 2005	3,086	714	1,826	47	5,673
Opened	35	8	122	11	176
Remodels/Conversions (net activity)	9	—	14	—	23
Closed	(53)[1]	(9)	(21)[1]	—	(83)

October 29, 2005	3,077	713	1,941	58	5,789

Average Store Size	8,692	4,374	6,535	9,667	7,060

[1]	Includes two Abercrombie & Fitch and three Hollister stores temporarily closed due to hurricane damage.

	Abercrombie & Fitch	Abercrombie	Hollister	RUEHL	Total
Store Activity

July 31, 2004	359	171	197	—	727
Opened	6	3	27	3	39
Closed	(2)	—	—	—	(2)

October 30, 2004	363	174	224	3	764

Gross Square Feet (thousands)

July 31, 2004	3,164	755	1,274	—	5,193
Opened	42	12	178	28	261
Closed	(15)	—	—	—	(15)

October 30, 2004	3,191	767	1,452	28	5,439

Average Store Size	8,790	4,409	6,483	9,400	7,119

Store count and gross square footage by brand were as follows for the thirty-nine weeks ending October 29, 2005 and October 30, 2004, respectively:

	Abercrombie & Fitch	Abercrombie	Hollister	RUEHL	Total
Store Activity

January 30, 2005	357	171	256	4	788
Opened	9	3	40	2	54
Remodels/Conversions (net activity)	(2)	(1)	4	—	1
Closed	(10)[1]	(10)	(3)[1]	—	(23)

October 29, 2005	354	163	297	6	820

Gross Square Feet (thousands)

January 30, 2005	3,138	752	1,663	37	5,590
Opened	71	12	276	21	380
Remodels/Conversions (net activity)	(50)	(4)	23	—	(31)
Closed	(82)[1]	(47)	(21)[1]	—	(150)

October 29, 2005	3,077	713	1,941	58	5,789

Average Store Size	8,692	4,374	6,535	9,667	7,060

[1]	Includes two Abercrombie & Fitch and three Hollister stores temporarily closed due to hurricane damage.

	Abercrombie & Fitch	Abercrombie	Hollister	RUEHL	Total
Store Activity

February 1, 2004	357	171	172	—	700
Opened	10	5	52	3	70
Closed	(4)	(2)	—	—	(6)

October 30, 2004	363	174	224	3	764

Gross Square Feet (thousands)

February 1, 2004	3,152	753	1,111	—	5,016
Opened	74	21	341	28	464
Closed	(35)	(7)	—	—	(41)

October 30, 2004	3,191	767	1,452	28	5,439

Average Store Size	8,791	4,407	6,483	9,400	7,119

By the end of the 2005 fiscal year, the Company plans to operate 360 Abercrombie & Fitch stores, 163 abercrombie stores, 318 Hollister stores, and eight RUEHL stores and increase gross square footage by approximately 8% over fiscal year-end 2004.
Capital Expenditures and Landlord Construction Allowances
Capital expenditures totaled $185.8 million and $141.1 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. Additionally, the non-cash accrual for construction in progress increased by $24.6 million for the thirty-nine week period ended October 29, 2005 and decreased by $7.3 million for the thirty-nine week period ended October 30, 2004, respectively. Capital expenditures were primarily for new store construction, including the flagship store on Fifth Avenue in New York City, and the home office expansion project. The balance of capital expenditures related primarily to miscellaneous store remodeling, home office and distribution center projects.
Construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirty-nine week periods ended October 29, 2005 and October 30, 2004, the Company received $28.7 million and $35.0 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $270 million to $280 million, excluding landlord construction allowances, in the 2005 fiscal year for capital expenditures, of which $205 million to $215 million has been appropriated for the construction of approximately 80 new stores as well as the remodeling of 25 to 35 existing stores and other miscellaneous store projects. The balance of the capital expenditures will be spent on new home office buildings and other miscellaneous home office and distribution center projects.
The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Abercrombie & Fitch stores, excluding the New York City flagship store, opened during the 2005 fiscal year will approximate $782,000 per store, net of construction allowances. In addition, initial inventory purchases for the stores are expected to average approximately $354,000, at cost, per store.
The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new abercrombie stores opened during the 2005 fiscal year will approximate $525,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $117,000, at cost, per store.
The Company estimates that the average cost for leasehold improvements and furniture and fixtures for new Hollister stores opened during the 2005 fiscal year will approximate $843,000 per store, net of construction allowances. In addition, initial inventory purchases are expected to average approximately $233,000, at cost, per store.

Although the Company has opened six RUEHL stores, it believes the construction costs it has incurred to-date for these stores are not representative of the future average cost of opening a such store.
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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon the estimated customer receipt of merchandise. Amounts relating to shipping and handling billed to customers are classified as revenue and the direct shipping costs are classified as cost of goods sold. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.
The Company accounts for gift cards by recognizing a liability at the time when a gift card is sold. Revenue is recognized when the gift card is redeemed for merchandise. The Company reviews its gift card liability quarterly and adjusts the liability based on historical redemption patterns as required.

Inventory Valuation — Inventories are principally valued at the lower of average cost or market, utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit (“SKU”) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. At fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory.
Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, initial markup, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross profit. Management believes this inventory valuation method is appropriate as it preserves the cost-to-retail relationship in ending inventory.
Property and Equipment — Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and 3 to 10 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Income Taxes — Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. Significant examples of this concept include capitalization policies for various tangible and intangible costs, income and expense recognition and inventory valuation methods. A valuation allowance has been provided for losses related to the start-up costs associated with foreign operations. This valuation allowance is not material. For all other deferred tax assets, management believes it is more likely than not that the full amount of the net deferred assets will be realized in the future, thus no valuation allowance has been provided for the deferred taxes assets. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
Contingencies — In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different from management estimates, and adjustments may be required.
Recently Issued Accounting Pronoucements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This standard is a revision of SFAS No. 123 and requires all share-based payments to employees, including grants of employee stock options and similar awards, to be recognized in the financial statements based on their fair values measured at the grant date.
In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to annual periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations and cash flows.

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
–	changes in consumer spending patterns and consumer preferences;

–	the impact of competition and pricing;

–	changes in weather patterns;

–	availability and market prices of key raw materials;

–	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

–	availability of suitable store locations on appropriate terms;

–	ability to develop new merchandise;

–	ability to hire, train and retain associates; and

–	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and could have maturities ranging from three months to forty years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account none of these investments extend beyond five years, in accordance with the Company’s investment policy. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For the thirteen and thirty-nine week periods ended October 29, 2005, there were no realized gains or losses and as of October 29, 2005, net unrealized holding losses were not material.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from one to forty-nine days. Failed auctions rarely occur. As of October 29, 2005, the Company held approximately $178.2 million in marketable securities.
The Company does not enter into financial instruments for trading purposes.
As of October 29, 2005, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company’s market risk profile as of October 29, 2005 has not significantly changed since January 29, 2005. The Company’s market risk profile on January 29, 2005 is disclosed in A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2005. Based upon that evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the material weakness discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 had been remediated and the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the period covered by this Form 10-Q.
Change in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., the state law claim of plaintiff Oros was dismissed by the United States District Court for the Southern District of Ohio on May 17, 2005 and his Fair Labor Standards Act claim remains pending. The defendants filed an answer to plaintiffs’ October 28, 2004 amended complaint on May 23, 2005 and the parties have commenced discovery. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions for summary judgment seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants intend to file their opposition to both motions in early December 2005. In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., because of its similarities to the Mitchell case, the defendant filed, on April 19, 2005, a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. The Company does not believe it is feasible to predict the outcome of the legal proceedings described in this paragraph and intends to defend against them vigorously. The timing of the final resolution of these legal proceedings is also uncertain.
In Shelby Port, et al. v. Abercrombie & Fitch Stores, Inc., the parties have agreed to a settlement of the matter, which was finally approved by the Washington Superior Court of King County on September 19, 2005, and the case was dismissed with prejudice on that date. The settlement will not have a material effect on the Company’s consolidated financial statements.
In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., the parties have agreed to a settlement of the matter, which must be approved by the California Superior Court for Los Angeles County. The parties filed a joint motion for preliminary approval of the settlement on August 26, 2005, the California Superior Court for Los Angeles County preliminarily approved the settlement on September 14, 2005, and a hearing to consider final approval of the settlement has been set for January 12, 2006. The Company believes that the impact of the proposed settlement will not have a material effect on the Company’s consolidated financial statements.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases seek to allege claims under the federal securities laws as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F has joined in that motion. A&F believes the cases have no merit and intends to vigorously defend itself in court.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions.
The SEC has commenced an informal, non-public inquiry concerning trading in shares of A&F’s Class A Common Stock. The SEC has informed A&F that the informal inquiry should not be construed as an indication that any violations of law have occurred, and the Company and its personnel are cooperating fully with the SEC.
The Company is aware that a purported class action lawsuit, styled Gibson v. Hollister Co., Case No. 05CC00244, was filed on October 25, 2005 in the Superior Court of Orange County, California. Melissa Gibson alleges that she and a class of hourly employees employed by Hollister in the State of California were not provided with uniforms or break periods required by California law. The complaint also alleges other miscellaneous violations of California wage and hour law. The complaint seeks compensatory damages for alleged unpaid wages, penalties, injunctive relief, and attorneys’ fees. The complaint has not yet been served on the defendant. Upon service, the defendant intends to vigorously defend the case, the outcome of which cannot be predicted by the Company.
The Company is aware that a purported class action, styled Eltrich v. Abercrombie & Fitch Stores, Inc., Case No. 05-2-38169-8, was filed on November 22, 2005 in the Washington Superior Court of King County, alleging that a class of store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. In this case, the plaintiff, on behalf of his purported class, seeks injunctive relief and unspecified amounts of economic and liquidated damages. The complaint has not yet been served on the defendant. Upon service, the defendant intends to vigorously defend the case, the outcome of which cannot be predicted by the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases made by or on behalf of A&F or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of A&F’s Class A Common Stock during each fiscal month of the quarterly period ended October 29, 2005:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	under the Program(1)
July 31 through August 27, 2005	1,290,000	$59.22	1,290,000	5,683,500
August 28 through October 1, 2005	—	$—	—	5,683,500
October 2 through October 29, 2005	—	$—	—	5,683,500

Total	1,290,000	$59.22	1,290,000	5,683,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Class A Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. On August 15, 2005, A&F announced the authorization for the repurchase of 6,000,000 shares of Class A Common Stock. The shares may be purchased from time-to-time, depending on market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS
Exhibits

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 1-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 1-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 1-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 1-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 1-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; National City Bank, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners (the “Amended Credit Agreement”), incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Co.; each direct and indirect domestic subsidiary of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co.; and National City Bank, as Administrative Agent for the Lenders party to the Amended Credit Agreement, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated December 21, 2004 (File No. 1-12107).

4.3	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated July 21, 1998 (File No. 1-12107).

4.4	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 (File No. 1-12107).

4.5	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 1-12107).

4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of the business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 1-12107).

4.7	First Amendment, dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower; Abercrombie & Fitch Co., as Guarantor; the Lenders party thereto; and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K filed on June 22, 2005 (File No. 1-12107).

10.1	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed on June 17, 2005 (File No. 1-12107).

10.2	Form of Nonstatutory Stock Option Agreement under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K filed on August 19, 2005 (File No. 1-12107).

10.3	Form of Restricted Stock Unit Award Agreement for Employees under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K filed on August 19, 2005 (File No. 1-12107).

10.4	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.6 to A&F’s Current Report on Form 8-K filed on August 19, 2005 (File No. 1-12107).

10.5	Supplemental Stipulation of Settlement dated as of June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N,

incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 1-12107).

10.6	Summary of Compensation Structure for Non-Employee Members of Board of Directors of Abercrombie & Fitch Co., effective August 1, 2005 incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in “Item 1.01 — Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K filed August 19, 2005 (File No. 1-12107).

10.7	Amended and Restated Employment Agreement entered into as of August 15, 2005, between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed August 26, 2005 (File No. 1-12107).

10.8	Separation Agreement signed on August 31, 2005, between Abercrombie & Fitch Co. and Robert S. Singer, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed September 1, 2005 (File No. 1-12107).

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer).*

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer).*

32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer).*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: December 8, 2005	By	/s/ Michael W. Kramer
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