Form 10-K
period 2006-01-28
ABERCROMBIE & FITCH CO /DE/
filed 2006-04-07
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12107
ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Fitch Path, New Albany, Ohio	43054

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 283-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the Registrant as of July 30, 2005: $6,391,373,141.
Number of shares outstanding of the Registrant’s common stock as of April 1, 2006: 87,958,588 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.
General.
Abercrombie & Fitch Co., a Delaware corporation (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores selling casual apparel; such as knit shirts, graphic t-shirts, jeans, woven shirts, shorts; personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. As of January 28, 2006, the Company operated 851 stores in the United States and Canada.
A&F makes available free of charge, on or through its web site, www.abercrombie.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).
A&F has included its web site addresses throughout this filing as textual references only. The information contained on these web sites is not incorporated into this Form 10-K.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2005” represent the results of the 52-week fiscal year ended January 28, 2006; to “Fiscal 2004” represent the 52-week fiscal year ended January 29, 2005; and to “Fiscal 2003” represent the 52-week fiscal year ended January 31, 2004. In addition, references herein to “Fiscal 2006” represent the 53-week fiscal year that will end on February 3, 2007.
Description of Operations.
Brands.
The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear. Famous for outfitting the safaris of Teddy Roosevelt and Ernest Hemingway and the expeditions of Admiral Byrd to the North and South Poles, Abercrombie & Fitch goods were renowned for their durability and dependability. Abercrombie & Fitch placed a premium on complete customer satisfaction with each item sold.
In 1992, a new management team began repositioning Abercrombie & Fitch as a more fashion-oriented casual apparel business directed at 18 to 22 year-old male and female college students with a product assortment reflecting a youthful lifestyle based upon an East Coast heritage and Ivy League traditions. In reestablishing the Abercrombie & Fitch brand, the Company’s goal was to combine its historical reputation for quality with a new emphasis on casual American style and youthfulness.
In 1998, the Company launched abercrombie, a brand directed at seven to 14 year-old boys and girls based on the traditions of Abercrombie & Fitch.
The Company launched its next brand, Hollister, in 2000. Hollister is a West Coast oriented lifestyle brand targeted at 14 to 18 year-old high school aged dudes and bettys that embodies the laid-back California surf lifestyle. Hollister offers casual apparel, personal care and other accessories at a lower price point than the Abercrombie & Fitch brand.

The RUEHL brand, targeted at 22 to 35 year-olds, was launched in the Fall 2004. RUEHL’s product assortment is a mix of casual sportswear and trendy fashion created to appeal to the modern-minded, post-college customer. The RUEHL concept is inspired by New York City’s Greenwich Village. The store structure is based on a Greenwich Village townhouse and conveys an aura of sophistication through its creative use of interconnected rooms, fine furniture, lighting, vintage books, photography and cool music.
The Company’s brands, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, represent different American lifestyles and are targeted to appeal to the same type of customer — the sophisticated, cool, attractive, fashion-conscious, influential trendsetter — through different stages of his or her life from elementary school through post-college. This is consistent with the Company’s belief that “trend transcends age.”
In-store Experience and Store Operations.
The Company views the customer’s in-store experience as the primary vehicle for communicating the spirit of each brand. The Company uses visual presentation of merchandise, in-store marketing, music, fragrances and the sales associates, or brand representatives, to reinforce the aspirational lifestyles represented by the brands.
The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that is consistent with the Abercrombie & Fitch, abercrombie, Hollister or RUEHL lifestyle.
The Company’s brand representatives and managers are a central element in creating the atmosphere of the stores. In addition to providing a high level of customer service, brand representatives and managers reflect the casual, energetic and aspirational attitude of the brands.
The Company maintains a uniform appearance throughout the stores for each of its brands in terms of a particular brand’s merchandise display and location on the selling floor. Store managers receive detailed store plans designating fixture and merchandise placement to ensure uniform execution of the Company-wide merchandising strategy at the store level. Standardization, by brand, of store design and merchandise presentation also creates cost savings in store furnishings, maximizes usage and productivity of selling space and enables the Company to open new stores efficiently.

At the end of Fiscal 2005, the Company operated 851 stores. The following table details the changes in the number of retail stores, by brand, operated by the Company for the past two fiscal years:

	Abercrombie &
	Fitch	abercrombie	Hollister	RUEHL	Total
Fiscal 2004
Beginning of Year	357	171	172	—	700
New	16	9	84	4	113
Closed	(16)	(9)	—	—	(25)

End of Year	357	171	256	4	788

Fiscal 2005
Beginning of Year	357	171	256	4	788
New	15	5	57	4	81
Remodels/Conversions (net activity)	(1)	(1)	6	—	4
Closed	(10)[1]	(11)	(1)[1]	—	(22)

End of Year	361	164	318	8	851

[1]	Includes one Abercrombie & Fitch and one Hollister store temporarily closed due to hurricane damage.
Direct-to-Consumer Business.
In 1997, the Company introduced the A&F Quarterly (a catalogue/magazine), which was a lifestyle magazine focused on the college experience, and subsequently added an additional catalogue-only format for the Abercrombie & Fitch brand. In December 2003, the Company retired the A&F Quarterly, but continued distributing the Abercrombie & Fitch catalogue.
In 1998, the Company launched a web-based store for the Abercrombie & Fitch brand featuring lifestyle pieces, such as A&F Film, located at its web site, www.abercrombie.com. The abercrombie lifestyle web-based store, www.abercrombiekids.com, was introduced in 2000 and the Hollister lifestyle web-based store, www.hollisterco.com, was established in 2003. Products similar to those offered at individual stores can be purchased through the web sites. Each of the three web sites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. Since the introduction of the web sites, aggregate merchandise net sales through the direct-to-consumer business have grown consistently year-over-year to $122.5 million (4.4% of net sales) in Fiscal 2005. The Company believes that its web sites have allowed it to broaden its market and recognition of its brands worldwide. During Fiscal 2005, the sales penetration of the direct-to-consumer business decreased as a result of the implementation of brand protection initiatives that reduce the amount of sale merchandise available on the web sites and limit the customer’s ability to purchase large quantities of the same item.
Merchandise Suppliers.
During Fiscal 2005, the Company purchased merchandise from approximately 246 factories and suppliers located throughout the world, primarily in Southeast Asia and Central and South America. In Fiscal 2005, the Company did not source more than 5% of its apparel from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in 40 countries and the United States. Any event causing a sudden disruption, either political or financial, in these sourcing operations could have a material adverse effect on the Company’s operations. Substantially all of the Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.

Distribution and Merchandise Inventory.
Substantially all of the Company’s merchandise and related materials are shipped to the Company’s distribution center in New Albany, Ohio where the merchandise is received and inspected. Merchandise and related materials are then distributed to the Company’s stores using contract carriers.
The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover and takes markdowns when required to keep merchandise fresh and current with fashion trends.
Seasonal Business.
The retail apparel market has two principal selling seasons, Spring (first and second fiscal quarters) and Fall (third and fourth fiscal quarters). As is generally the case in the apparel industry, the Company experiences its greatest sales activity during the Fall season. This seasonal sales pattern, in which approximately 40% of the Company’s sales are realized in the Spring season and 60% in the Fall, results in increased inventory during the Back-to-School and Holiday selling periods. During Spring of Fiscal 2005, the highest inventory level of approximately $364.0 million at cost was reached at the end of July 2005 and the lowest inventory level of approximately $211.2 million at cost was reached at the beginning of February 2005. During Fall of Fiscal 2005, the highest inventory level of approximately $418.5 million at cost was reached at the end of November 2005 and the lowest inventory level of approximately $342.3 million at cost was reached at the end of December 2005.
Trademarks.
The Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® trademarks have been registered with the United States Patent and Trademark Office and are either registered or have registrations pending with the registries of many of the foreign countries in which its manufacturers are located. The Company has also registered or has applied to register certain other trademarks with these registries. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value within the United States. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.
Financial Information about Segments.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods.

Other Information.
Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Competition.
The sale of apparel and personal care products through retail stores and direct-to-consumer business — e-commerce and catalogue sales — is a highly competitive business with numerous participants, including individual and chain fashion specialty stores and department stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.
The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends and maintaining the aspirational positioning of its brands so that it can maintain its premium pricing position.
Associate Relations.
As of April 1, 2006, the Company employed approximately 76,100 associates, none of whom were party to a collective bargaining agreement. Approximately 69,200 of these associates were part-time employees. In addition, temporary associates are hired during peak periods, such as the Back-to-School and Holiday seasons.
On average, the Company employed approximately 19,000 full-time equivalents, approximately 13,000 of whom were part-time, throughout Fiscal 2005. On average, during the non-peak periods the Company employed approximately 16,000 full-time equivalents, approximately 11,000 of whom were part-time, throughout Fiscal 2005.
The Company believes its relationship with associates is good. However, in the normal course of business, the Company is party to lawsuits involving a small number of its former and current associates. (See “Legal Proceedings.”)

ITEM 1A. RISK FACTORS.
Forward-Looking Statements And Risk Factors.
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond its control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements included in this report or otherwise made by management:
•	changes in consumer spending patterns and consumer preferences;

•	the impact of competition and pricing;

•	disruptive weather conditions;

•	availability and market prices of key raw materials;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	availability of suitable store locations on appropriate terms;

•	ability to develop new merchandise;

•	ability to hire, train and retain associates; and

•	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate and the inclusion of such information should not be regarded as a representation by the Company, or any other person, that its objectives will be achieved. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements.
Because forward-looking statements involve risks and uncertainties, the Company cautions that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company’s Business.
The success of the Company’s business is dependent upon its senior executive officers closely supervising all aspects of its business, in particular the designing of its merchandise and operation of its stores. The Company’s senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of its brands. If the Company were to lose the benefit of their involvement, in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer, Diane Chang, Executive Vice President – Sourcing, Leslee K. Herro, Executive Vice President – Planning and Allocation, John W. Lough, Executive Vice President – Distribution Center Logistics and Michael W. Kramer, Senior Vice President and Chief Financial Officer, its business could be adversely affected. Competition for such senior executive officers is intense and the Company cannot be sure that it will be able to attract and retain a sufficient number of qualified senior executive officers in future periods.
Failure To Anticipate, Identify and Respond To Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company’s Profitability To Decline.
The Company’s success is largely dependent on its ability to anticipate and gauge the fashion preferences of its customers, and provide merchandise that satisfies constantly shifting demands in a timely manner. The merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will be able to continue successfully to anticipate consumer demands in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected and inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves, which could have a material adverse effect on its financial condition or results of operations.
Comparable Store Sales Will Fluctuate on a Regular Basis, Which in Turn May Cause Volatility in the Price of the Company’s Common Stock.
The Company’s comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual, quarterly and monthly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, the comparable sales results have fluctuated as follows: (a) from (9%) to 26% for the annual results; (b) from (11%) to 30% for the quarterly results; and (c) from (14%) to 38% for the monthly results. The Company believes that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors, economic conditions, weather conditions, opening or closing of Company stores nearby, such as the opening of the New York City Flagship store, and calendar shifts of holiday periods. Comparable store sales fluctuations may have in the past been an important factor in the volatility of the price of the Company’s common stock, and it is likely that future comparable store sales fluctuations could contribute to future stock volatility. Although the Company considers comparable store sales an important metric when it analyzes its results, the Company primarily focuses on the long-term aspirational positioning and profit potential of each brand.

The Company’s Market Share May Be Adversely Impacted at any Time by a Significant Number of Competitors.
The specialty retail industry is highly competitive. The Company competes primarily on brand differentiation. It competes against a diverse group of retailers, including national and local specialty retail stores, traditional department stores and mail-order retailers. The Company faces a variety of competitive challenges, including:
•	anticipating and quickly responding to changing consumer demands and preferences;

•	maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse market segments;

•	developing innovative, high-quality products in colors and styles that appeal to its target consumer; and

•	sourcing merchandise efficiently.
There can be no assurance that the Company will be able to compete successfully in the future.
The Interruption of the Flow of Merchandise from Key International Manufacturers Could Disrupt the Company’s Supply Chain.
The Company purchases the majority of its merchandise from outside the United States through arrangements with approximately 240 foreign manufacturers located throughout the world, primarily in Southeast Asia and Central and South America. In addition, many of its domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Southeast Asia as well as Central and South America, or in other regions in which the Company’s manufacturers are located, could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to exports to the United States include:
•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds; and

•	significant labor disputes, such as dock strikes.
Historically, substantially all of the merchandise the Company imports has been subject to quotas that restrict the quantity of textile or apparel products that can be imported into the United States annually from a given country, and a significant majority of the Company’s purchases of such products was from World Trade Organization (WTO) member countries. The United States has agreed, as of January 1, 2005, to a phase out of import quotas for WTO member countries. As a result, the Company should be able to freely import textile and apparel products from WTO member countries in which its suppliers have their manufacturing facilities. However, the United States and China have reached an agreement to place quantitative restrictions on a number of products, including many textiles and apparel products. The outcome of this agreement could have a significant impact on worldwide sourcing patterns in Fiscal 2006 and going forward. The extent of this impact, if any, and the possible effect on the Company’s purchasing patterns and costs, cannot be determined at this time.

In addition, the Company cannot predict whether any of the countries in which its merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to the Company and adversely affect its business, financial condition or results of operations.
The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any single supplier.
A Decrease in Consumer Spending Could Adversely Impact the Company’s Business.
The success of the Company’s operations depends, to a significant extent, upon a number of factors that influence discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, inflation and consumer confidence. In addition, the Company estimates that a material portion of its sales in urban areas are to foreign tourists. As a result, fluctuations in foreign currency exchange rates and strengthening of the U.S. dollar with respect to foreign currencies could result in decreased sales to these consumers. There can be no assurance that consumer spending will not be negatively affected by general or local economic conditions, thereby adversely impacting the Company’s business, financial condition or results of operations.
The Company’s Reliance on a Single Distribution Center Makes It Susceptible to Disruptions at or Adverse Conditions Affecting Its Distribution Center.
The Company’s only distribution center for the receipt, storage, sorting, packing and distribution of merchandise to all of its stores and direct consumers is located in New Albany, Ohio. As a result, the Company’s operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If the Company’s distribution center operations were disrupted, its ability to replace inventory in its stores could be interrupted and sales could be negatively impacted. In addition, the Company ‘s distribution center operations could reach capacity. Currently, a second distribution center is under construction at the Company’s New Albany campus, which is expected to be fully functional in late Fiscal 2006. Any significant interruption in the operation of the Company’s distribution center or delay in the construction of the second distribution center could have a material adverse effect on its financial condition or results of operations.
The Company’s Growth Strategy Relies on the Addition of New Stores and Remodeling of Stores Each Year, Which May Strain the Company’s Resources and Adversely Impact the Current Store Base Performance.
Part of the Company’s growth strategy depends on opening new stores, remodeling existing stores in a timely manner and operating them profitably. For Fiscal 2006, the Company expects to open approximately 100 to 110 new stores and remodel 10 to 20 stores. Successful implementation of the Company’s growth strategy depends on a number of factors including, but not limited to, obtaining desirable prime store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and brand associates. Additionally, the new stores may place increased demands on the Company’s operational, managerial and administrative resources, which could cause the Company to operate less effectively. Furthermore, there is a possibility that new stores that are opened in existing markets may have an adverse effect on previously existing stores in that market. Failure to properly implement the Company’s growth strategy could have a material adverse effect on its financial condition or results of operations.

The Company’s Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Leaving Its Results of Operations Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.
Historically, the Company’s operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season. The Company’s net sales and net income during the first and second fiscal quarters typically are lower due, in part, to the traditional retail slowdown immediately following the Holiday season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of the Company’s annual results. In addition, any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition or results of operations for the entire year. Also, in order to prepare for the Back-to-School and Holiday selling seasons, the Company must order and keep in stock significantly more merchandise than it would carry during other parts of the year. High inventory levels due to an unanticipated decreases in demand for the Company’s products during peak selling seasons, misidentification of fashion trends or excess inventory purchases could require the Company to sell merchandise at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability.
The Company Does Not Own or Operate any Manufacturing Facilities and Therefore Depends Upon Independent Third Parties for the Manufacture of All Its Merchandise.
The Company does not own or operate any manufacturing facilities. As a result, the continued success of the Company’s operations is tied to its timely receipt of quality merchandise from third-party manufacturers. A manufacturer’s inability to ship orders in a timely manner or meet the Company’s quality standards could cause delays in responding to consumer demands, negatively affect consumer confidence in the quality and value of the Company’s brands and negatively impact the Company’s competitive position and could have a material adverse effect on the Company’s financial condition or results of operations.
The Company’s Ability To Attract Customers to Its Stores Depends Heavily on the Success of the Shopping Centers in Which They Are Located.
In order to generate customer traffic, the Company locates many of its stores in prominent locations within successful shopping centers. The Company cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, competition with other retailers for prominent locations or the success of individual shopping centers. In addition, factors beyond the Company’s control impact shopping center traffic, such as general economic conditions and consumer spending levels. A slowdown in the U.S. economy could negatively affect consumer spending and reduce shopping center traffic. A significant decrease in shopping center traffic could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, in pursuing its growth strategy, the Company will be competing with other retailers for prominent locations within successful shopping centers. If the Company is unable to secure these locations or is unable to renew store leases on acceptable terms – as they expire from time-to-time – it may not be able to continue to attract the number or quality of customers it normally has attracted or would need to attract to sustain its projected growth. All these factors may also impact the Company’s ability to meet its growth targets and could have a material adverse effect on its financial condition or results of operations.

The Company’s Reliance on Third Parties To Deliver Merchandise from Its Distribution Center to Its Stores Could Result in Disruptions to Its Business.
The efficient operation of the Company’s stores depends on their timely receipt of merchandise from the Company’s distribution center. An independent third party transportation company delivers the Company’s merchandise to its stores. This company employs personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of this third party could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by this third party to respond adequately to the Company’s distribution needs would disrupt its operations and could have a material adverse effect on its financial condition or results of operations.
The Company’s Internal Control Procedures May Not Prevent or Detect all Errors and all Fraud.
The Company has spent significant time and money designing, documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of the end of each fiscal year and a report by the Company’s independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal controls as of that date (See “Item 9A. Controls and Procedures”). The Company does not expect that its internal control over financial reporting and, more broadly, its disclosure controls and procedures will prevent and/or detect all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, projections of any evaluation of effectiveness to future periods have risks and breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of any control. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Further, these sorts of controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
A Manufacturer’s Failure To Comply with Applicable Laws, Regulations and Ethical Business Practices Could Adversely Impact the Company’s Business.
The Company’s policy is to use only those sourcing agents and independent manufacturers who operate in compliance with applicable laws and regulations. The violation of laws, particularly labor laws, by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States or in the country in which the manufacturing facility is located, and the public revelation of those illegal or unethical practices could cause significant damage to the Company’s reputation. Although the Company’s manufacturer operating guidelines promote ethical business practices and Company representatives periodically visit and monitor the operations of the independent manufacturers, the Company does not control these manufacturers and cannot guarantee their legal and regulatory compliance.

The Company’s Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on Its Financial Condition or Results of Operations.
The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation and other employment related matters. In addition, the Company currently is involved in several purported class action lawsuits and several shareholder derivative actions, as well as a SEC investigation, all regarding trading in the Company’s Class A Common Stock in the summer of Fiscal 2005 (collectively, the “Securities Matters”). (See “Legal Proceedings.”) Management believes that the outcome of the pending litigation and administrative investigation will not have a material adverse effect upon the financial condition or results of operations of the Company. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the overtime compensation and other employment related claims and the Securities Matters, the Company’s exposure could greatly exceed expectations and have a material adverse effect upon the financial condition or results of operations.
The Company’s Failure To Adequately Protect Its Trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® Could Have a Negative Impact on Its Brand Image and Limit Its Ability To Penetrate New Markets.
The Company believes that its trademarks Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® are an essential element of the Company’s strategy. The Company has obtained or applied for federal registration of these trademarks, has pending trademark registration applications for other trademarks in the United States and has applied for or obtained registrations in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain such registrations or that the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party copies the Company’s products in a manner that projects lesser quality or carries a negative connotation, the Company’s brand image could be materially adversely affected.
Because the Company has not yet registered all of its trademarks in all categories or in all foreign countries in which it now or may in the future source or offer its merchandise, its international expansion and its merchandising of products using these marks could be limited. For example, the Company cannot assure that others will not try to block the manufacture, export or sale of its products as violative of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of which the Company is not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various registration applications is pending or unclear, for a third party owner of the national trademark registration for a similar mark to enjoin the manufacture, sale or exportation of branded goods in or from that country. If the Company is unable to reach a licensing arrangement with these parties, the Company’s manufacturers may be unable to manufacture its products, and the Company may be unable to sell, in those countries. The Company’s inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should the Company’s business plan include selling its merchandise in those non-U.S. jurisdictions.
The Company recently launched a new anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Brand Protection Team, whose goal will be to improve the current practices and strategies by focusing on eliminating the supply of illicit Abercrombie & Fitch Co. products.

The Brand Protection Team will interact with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of the Company’s trademarks. Although brand security initiatives are being taken, the Company cannot guarantee that its efforts against the counterfeiting of its brands will be successful.
The Company’s Long-Term Growth Strategy Depends on the Development of New Brand Concepts.
Historically, the Company has grown by adding new brand concepts every several years and may continue to do so in the future. Each new brand concept requires management’s focus and attention as well as significant capital investments. Furthermore, each new brand concept is susceptible to risks such that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. Even though the Company’s past brand concepts have been successful, there is no assurance that new brand concepts will achieve similar results. Any new brand concept could have a material adverse effect on the Company’s financial condition or results of operations.
Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations.
The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and/or upgrades to its information technology systems supporting the business, including its purchasing and real estate systems. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions and believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on its financial condition or results of operations. Additionally, there is no assurance that a successfully implemented system will deliver value to the Company.
The Company’s International Expansion Plan Is Dependent on a Number of Factors, Any of Which Could Delay or Prevent the Successful Penetration into New Markets and Strain Its Resources.
As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, and are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers and hiring experienced management. The Company will be unable to open and operate new stores successfully and its growth will be limited unless it can:
•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	successfully gain acceptance from its foreign customers;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand its infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan; and
•	manage its foreign exchange risks effectively.

In addition, the Company’s proposed international expansion will place increased demands on its operational, managerial and administrative resources. These increased demands may cause the Company to operate its business less effectively, which in turn could cause deterioration in the performance of its stores. Furthermore, the Company’s ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
Direct-to-Consumer Sales Include Risks that Could Have a Material Adverse Effect on the Company’s Financial Condition or Results from Operations.
The Company’s direct-to-consumer operations are subject to numerous risks that could have a material adverse effect on its operational results. Risks include, but are not limited to, the following: (a) diversion of sales from the Company’s stores; (b) difficulty in recreating the in-store experience on a web site; (c) the opportunity that domestic or international resellers will purchase merchandise and re-sell it overseas outside the Company’s control; and (d) risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.
The Effects of War or Acts of Terrorism Could Have a Material Adverse Effect on the Company’s Financial Condition or Results of Operations.
The continued threat of terrorism and related heightened security measures in the United States may disrupt commerce and the U.S. economy. Any further acts of terrorism or a war may disrupt commerce and undermine consumer confidence, which could negatively impact sales revenue by causing consumer spending and/or shopping center traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact the Company’s business by interfering with its ability to obtain merchandise from foreign manufacturers. The terrorist attacks of September 11, 2001 caused disruptions to the Company’s supply chain. Any future inability to obtain merchandise from the Company’s foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could have a material adverse effect on its financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES.
The Company’s headquarters and support functions (consisting of home office and distribution and shipping facilities) are centralized in a 358-acre campus-like setting in New Albany, Ohio that is owned by the Company. The Company leases small facilities to house its design support centers in the United Kingdom, Hong Kong, New York City and Santa Monica, California as well as offices in Switzerland and Italy for its European operations.
All of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States and Canada. The leases expire at various dates, principally between 2006 and 2021.
Typically, when the Company leases space for a retail store in a shopping center, the Company is responsible for all improvements, including interior walls, floors, ceilings, fixtures and decorations. Certain landlords provide construction allowances to fund all or a portion of the cost of improvements. The Company accounts for construction allowances as deferred lease credits and amortizes such credits over the life of the applicable leases as a reduction in rent expense. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent and may include a percentage of sales in excess of a specified amount. The Company also typically pays certain operating costs such as common area maintenance, utilities, insurance and taxes.
As of April 1, 2006, the Company’s 850 stores were located in 49 states, the District of Columbia and Canada, as follows:

Alabama	15	Kentucky	14	North Dakota	1
Alaska	1	Louisiana	15	Ohio	40
Arizona	13	Maine	3	Oklahoma	10
Arkansas	6	Maryland	13	Oregon	9
California	97	Massachusetts	24	Pennsylvania	39
Colorado	10	Michigan	32	Rhode Island	4
Connecticut	16	Minnesota	16	South Carolina	11
Delaware	1	Mississippi	4	South Dakota	2
District of Columbia	1	Missouri	19	Tennessee	20
Florida	51	Montana	2	Texas	66
Georgia	27	Nebraska	5	Utah	5
Hawaii	4	Nevada	8	Vermont	1
Idaho	2	New Hampshire	5	Virginia	24
Illinois	43	New Jersey	25	Washington	20
Indiana	23	New Mexico	3	West Virginia	3
Iowa	5	New York	39	Wisconsin	12
Kansas	7	North Carolina	29	Canada	5

ITEM 3. LEGAL PROCEEDINGS.
A&F is a defendant in lawsuits arising in the ordinary course of business.
A&F is aware of 20 actions that have been filed against A&F and certain of its current and former officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F’s Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F’s Common Stock, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. On February 14, 2001, A&F and the other defendants filed motions to dismiss the Amended Complaint. On November 14, 2003, the motions to dismiss the Amended Complaint were denied as to all defendants except Michelle Donnan-Martin. On December 2, 2003, A&F and the other defendants moved for reconsideration or reargument of the November 14, 2003 order denying the motions to dismiss. On February 23, 2004, the motions for reconsideration or reargument were denied. On April 1, 2004, plaintiffs filed a motion for class certification. On April 8, 2005, A&F and the other defendants filed their opposition to plaintiffs’ motion for class certification. The Court has yet to rule on the plaintiffs’ motion for class certification. The parties are currently conducting merits discovery.
Five class actions have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plantiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. These cases have been consolidated with the Fuller case described in the following paragraph.
In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. Because of its similarities to the Mitchell case, on April 19, 2005, the defendant filed a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio.

On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. Unlike the Mitchell case described above, defendants have not moved for summary judgment in the Fuller case and it remains pending.
In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs alleged that California general and store managers were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The parties have agreed to a settlement of this matter, which was finally approved by the California Superior Court for Los Angeles County on January 12, 2006. The settlement did not have a material effect on the Company’s consolidated financial statements.
On October 25, 2005, a purported class action, styled Gibson v. Hollister Co., was filed in the Superior Court of Orange County, California. The plaintiff alleges the following claims for herself and a purported class and subclasses of hourly employees employed by Hollister in the State of California: failure to provide and maintain uniforms; failure to pay regular and overtime wages; failure to provide rest periods and meal periods or compensation in lieu thereof; failure to timely pay wages due at termination; failure to itemize wage statements; conversion; and violation of unfair competition law. The Complaint cites various California statutes, orders and regulations. The Complaint seeks compensatory damages for alleged unpaid wages due to the plaintiff and the purported class, penalties, injunctive relief, attorneys’ fees, interest and costs. The defendant filed an answer to the complaint on January 25, 2006.
In Eltrich v. Abercrombie & Fitch Stores, Inc., a purported class action which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. Plaintiff filed an Amended Complaint on November 30, 2005. The Amended Complaint seeks compensatory damages for alleged unpaid wages due to the plaintiff and the purported class, penalties, injunctive relief, attorneys’ fees, interest and costs. The defendant filed an answer to the Amended Complaint on or about January 27, 2006.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions, and seek unspecified monetary damages, were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006 , the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings.

In December 2005, the SEC issued a formal order of investigation concerning trading in shares of A&F’s Class A Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.
On December 9, 2005, a purported class action, styled Rankin, et al. v. Abercrombie & Fitch Stores, Inc., was filed by plaintiff Will Rankin in the Circuit Court of the State of Oregon for the County of Multnomah. By a First Amended Complaint dated January 9, 2006, two additional plaintiffs were named – Chris Masagatani and Kayti Kersten. The plaintiffs allege, on behalf of themselves and a purported class of in-store managers and hourly employees, that they were required to purchase clothing and that the costs of purchases reduced actual wages earned in violation of Oregon’s minimum wage laws. The First Amended Complaint seeks payment of alleged wages due to plaintiffs and the purported class, civil penalties under Oregon statutes, a permanent injunction, attorneys’ fees and prejudgment interest. The defendant filed an answer to the First Amended Complaint on February 8, 2006.
Management intends to vigorously defend the aforesaid matters, as appropriate, and believes that the outcome of its pending litigation and administrative investigation will not have a material adverse effect upon the financial condition or results of operations of the Company. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the overtime compensation claims and the Securities Matters, the Company’s exposure could have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.
Set forth below is certain information regarding the executive officers of A&F as of April 1, 2006.
Michael S. Jeffries, 61, has been Chairman and Chief Executive Officer of A&F since May 1998. From February 1992 to May 1998, Mr. Jeffries held the position of President and Chief Executive Officer of A&F. Mr. Jeffries has also been a director of A&F since 1996.
Leslee K. Herro, 45, has been Executive Vice President – Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President – Planning and Allocation from February 2000 to May 2004 and the position of Vice President-Planning & Allocation of A&F from February 1994 to February 2000.
Diane Chang, 50, has been Executive Vice President – Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President – Sourcing from February 2000 to May 2004 and the position of Vice President – Sourcing of A&F from May 1998 to February 2000.
John W. Lough, 61, has been Executive Vice President –Distribution Center Logistics since July 2005. Prior thereto, Mr. Lough held the position of Senior Vice President – Distribution Center Logistics from February 2003 to July 2005 and the position of Vice President Distribution Center Logistics from June 1999 to February 2003.
Michael W. Kramer, 41, joined the Company in August 2005 as Senior Vice President and Chief Financial Officer. Prior to this he served as the Chief Financial Officer, Apple Retail for Apple Computer, Inc. since April 2001. Prior thereto, he served as Vice President, Assistant Corporate Controller of Gateway, Inc. from April 2000 to March 2001.
Thomas D. Mendenhall, 44, has been Senior Vice President & General Manager — Abercrombie & Fitch and abercrombie since November 2004. Prior thereto, Mr. Mendenhall held various positions at the Gucci Group N.V., including Worldwide Director of Merchandising for the Gucci Division, since 1999.
James A. Yano, 54, joined the Company in August 2005 as Senior Vice President and General Counsel. Prior thereto, Mr. Yano was a partner in the law firm of Vorys, Sater, Seymour and Pease LLP since 1984.
The executive officers serve at the pleasure of the Board of Directors of Abercrombie & Fitch and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2005 and Fiscal 2004:

	Sales Price
	High	Low
Fiscal 2005
4th Quarter	$68.25	$50.25
3rd Quarter	$72.66	$44.17
2nd Quarter	$74.10	$52.51
1st Quarter	$59.98	$49.74

Fiscal 2004
4th Quarter	$53.03	$38.51
3rd Quarter	$39.94	$27.42
2nd Quarter	$39.46	$30.93
1st Quarter	$36.38	$25.53
Beginning in Fiscal 2004, the Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. A quarterly dividend, of $0.125 per share, was paid in March, June, September and December 2004. A quarterly dividend, of $0.125 per share, was paid in March and June 2005. In August 2005, the Board of Directors increased the quarterly dividend to $0.175 per share, which was paid in September and December of Fiscal 2005. The Company expects to continue to pay a dividend, subject to Board of Directors review of the Company’s cash position and results of operations.
As of April 1, 2006, there were approximately 5,340 shareholders of record. However, when including investors holding shares in broker accounts under street name, active associates who participate in A&F’s stock purchase plan and associates who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 60,150 shareholders.
During Fiscal 2005, Fiscal 2004 and Fiscal 2003, the Company repurchased shares of its outstanding Common Stock having a value of approximately $103.3 million, $434.7 million and $115.7 million, respectively, pursuant to Board of Directors authorizations. The majority of the Fiscal 2005 repurchases were completed under previous Board of Directors authorizations. In August 2005, the Board of Directors authorized the Company to purchase an additional 6.0 million shares. As of January 28, 2006, the remaining aggregate number of shares of Common Stock authorized for repurchase was approximately 5.7 million shares.

The number and average price of shares purchased in each fiscal month of the fourth quarter of Fiscal 2005 are set forth in the table below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
October 30, 2005 - November 26, 2005	—	—	—	5,683,500
November 27, 2005 - December 31, 2005	—	—	—	5,683,500
January 1, 2006 - January 28, 2006	—	—	—	5,683,500

Totals	—	—	—	5,683,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased from time-to-time, depending on market conditions.

ITEM 6. SELECTED FINANCIAL DATA.
ABERCROMBIE & FITCH
FINANCIAL SUMMARY
(Thousands except per share and per square foot amounts, ratios and store and associate data)

Fiscal Year	2005	2004	2003	2002	2001

Summary of Operations
Net Sales	$2,784,711	$2,021,253	$1,707,810	$1,595,757	$1,364,853

Gross Profit	$1,851,416	$1,341,224	$1,083,170	$980,555	$817,325

Operating Income	$542,738	$347,635	$331,180	$312,315	$268,004

Operating Income as a Percentage of Net Sales	19.5%	17.2%	19.4%	19.6%	19.6%

Net Income	$333,986	$216,376	$204,830	$194,754	$166,600

Net Income as a Percentage of Net Sales	12.0%	10.7%	12.0%	12.2%	12.2%

Dividends Declared Per Share	$0.60	$0.50	—	—	—

Net Income Per Weighted-Average Share Results
Basic	$3.83	$2.33	$2.12	$1.98	$1.68

Fully-Diluted	$3.66	$2.28	$2.06	$1.94	$1.62

Fully-Diluted Weighted-Average Shares Outstanding	91,221	95,110	99,580	100,631	102,524

Other Financial Information
Total Assets	$1,789,718	$1,386,791	$1,401,369	$1,190,615	$929,978

Return on Average Assets	21%	16%	16%	18%	20%

Capital Expenditures	$256,422	$185,065	$159,777	$145,662	$171,673

Long-Term Debt	—	—	—	—	—

Shareholders’ Equity	$995,117	$669,326	$857,765	$736,307	$582,395

Return on Average Shareholders’ Equity	40%	28%	26%	30%	34%

Comparable Store Sales*	26%	2%	(9%)	(5%)	(9%)

Net Retail Sales Per Average Gross Square Foot	$464	$360	$345	$379	$401

Stores at End of Year and Average Associates
Total Number of Stores Open	851	788	700	597	491

Gross Square Feet	6,025,000	5,590,000	5,016,000	4,358,000	3,673,000

Average Number of Associates	69,100	48,500	30,200	22,000	16,700

*	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Beginning with the first quarter of Fiscal 2005, the Company reclassified its condensed consolidated statements of net income and comprehensive income. In prior periods, the Company included buying and occupancy costs as well as certain home office expenses as part of the gross profit calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense as individual expense categories, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.
The Company had net sales of $2.785 billion in Fiscal 2005, up 37.8% from $2.021 billion in Fiscal 2004. Operating income for Fiscal 2005 increased 56.1% to $542.7 million from $347.6 million for Fiscal 2004. Operating income results in Fiscal 2005 and Fiscal 2004 included the impact of non-recurring charges of $13.5 million related to a severance agreement of an executive officer and $40.9 million related to a legal settlement, respectively. Net income was $334.0 million in Fiscal 2005, up 54.3% from $216.4 million in Fiscal 2004. Net income per fully-diluted weighted-average share was $3.66 for Fiscal 2005 compared to $2.28 in Fiscal 2004, an increase of 60.5%. The non-recurring charges, net of the related tax effect, reduced reported net income per fully-diluted share by $0.09 and $0.27 in Fiscal 2005 and Fiscal 2004, respectively.
The Company generated cash from operations of $453.6 million in Fiscal 2005 versus $423.8 million in Fiscal 2004, resulting primarily from strong sales and income. During Fiscal 2005, the Company used cash from operations to finance its growth strategy, opening 57 new Hollister stores, 15 new Abercrombie & Fitch stores, five new abercrombie stores and four new RUEHL stores, as well as remodeling 14 Abercrombie & Fitch stores.
Further, the Company used excess cash to repurchase 1.8 million shares of common stock for $103.3 million and pay dividends of $0.60 per share for a total of $52.2 million. The Company believes that share repurchases and dividends are an important way for the Company to deliver shareholder value, but the Company’s first priority will be to invest in the business to support its domestic and international growth plans. The Company continues to be committed to maintaining sufficient cash on the balance sheet to support the needs of the business and withstand unanticipated business volatility.

The following data represent the Company’s consolidated statements of net income for the last three fiscal years, expressed as a percentage of net sales:

	2005	2004	2003
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	33.5	33.6	36.6

GROSS PROFIT	66.5	66.4	63.4
Stores and Distribution Expense	35.9	36.5	35.0
Marketing, General and Administrative Expense	11.3 (1)	12.9 (2)	9.1
Other Operating Income, Net	(0.2)	(0.2)	(0.1)

OPERATING INCOME	19.5	17.2	19.4
Interest Income, Net	(0.2)	(0.3)	(0.2)

INCOME BEFORE INCOME TAXES	19.7	17.5	19.6
Provision for Income Taxes	7.7	6.8	7.6

NET INCOME	12.0%	10.7%	12.0%

(1)	Includes 0.5% related to a severance agreement.

(2)	Includes 2.0% related to a legal settlement.

FINANCIAL SUMMARY
The following summarized financial and operational data compares Fiscal 2005 to Fiscal 2004 and Fiscal 2004 to Fiscal 2003:

				Change
	2005	2004	2003	2004-2005	2003-2004
Net sales (thousands)	$2,784,711	$2,021,253	$1,707,810	38%	18%

Net sales by brand (thousands)
Abercrombie & Fitch	$1,424,013	$1,210,222	$1,180,646	18%	3%
abercrombie	$344,938	$227,204	$212,276	52%	7%
Hollister	$999,212	$579,687	$314,888	72%	84%
RUEHL*	$16,548	$4,140	n/a	300%	n/a

Net retail sales per average store (thousands)
Abercrombie & Fitch	$3,784	$3,103	$3,184	22%	(3)%
abercrombie	$1,957	$1,241	$1,194	58%	4%
Hollister	$3,442	$2,740	$2,594	26%	6%
RUEHL*	$2,903	$1,255	n/a	131%	n/a

Increase (decrease) in comparable store sales**
Abercrombie & Fitch	18%	(1)%	(11)%
abercrombie	54%	1%	(6)%
Hollister	29%	13%	7%

Net retail sales increase attributable to new and remodeled stores, catalogue and web sites	12%	16%	16%

Net retail sales per average gross square foot
Abercrombie & Fitch	$432	$352	$358	23%	(2)%
abercrombie	$446	$282	$270	58%	4%
Hollister	$528	$423	$404	25%	5%
RUEHL*	$315	$136	n/a	132%	n/a

Transactions per average store
Abercrombie & Fitch	49,685	45,941	51,234	8%	(10)%
abercrombie	30,356	21,740	22,128	40%	(2)%
Hollister	64,913	56,687	57,593	15%	(2)%
RUEHL*	26,215	12,913	n/a	103%	n/a

Average transaction value
Abercrombie & Fitch	$76.16	$67.54	$62.15	13%	9%
abercrombie	$64.47	$57.10	$53.98	13%	6%
Hollister	$53.03	$48.33	$45.04	10%	7%
RUEHL*	$110.74	$97.16	n/a	14%	n/a

Average units per transaction
Abercrombie & Fitch	2.18	2.22	2.24	(2)%	(1)%
abercrombie	2.66	2.68	2.68	(1)%	nm
Hollister	2.21	2.18	2.14	1%	2%
RUEHL*	2.28	2.17	n/a	5%	n/a

Average unit retail sold
Abercrombie & Fitch	$34.94	$30.42	$27.75	15%	10%
abercrombie	$24.24	$21.31	$20.14	14%	6%
Hollister	$24.00	$22.17	$21.05	8%	5%
RUEHL*	$48.57	$44.77	n/a	8%	n/a

*	Net Sales for RUEHL during Fiscal 2004 and Fiscal 2005, and the related statistics, reflect the activity of three stores opened in September 2004, one store opened in December 2004, and four stores opened in 2005; as a result, year-to-year comparisions may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
During Fiscal 2005, the Company made important expenditures in order to continue to develop, enhance and protect the aspirational position of its brands. Initially, the Company focused on its store base by completing the roll out across all brands of the store investment program that started in late Fiscal 2004. The Company added more sales floor coverage by increasing the brand representative hours at the stores, which the Company believes enhanced the customer’s in-store experience and helped lower inventory shrink. Additionally, the Company implemented a new store merchandise filling system and organized the store stock rooms to improve merchandise replenishment efficiency. Finally, the Company invested in its home office organization by broadening the merchandising and design groups, providing the Company with greater expertise at the product category level across all brands, while creating leverage with its supplier base. Other home office investments included the creation and launch of the Abercrombie & Fitch Brand Protection Team, the Company’s new anti-counterfeiting program, the development of its international support group, as well as investments in its design and technical design groups.
During the fourth quarter of Fiscal 2005, the Company opened the first Abercrombie & Fitch flagship store on 5th Avenue in New York City. The store performed well throughout the fourth quarter of Fiscal 2005, exceeding management’s initial sales productivity expectations. During January 2006, the Company also opened its first Abercrombie & Fitch and Hollister stores in Canada. These stores are off to a strong start with productivity above that of their respective average U.S. counterparts. The Company plans to open additional flagship locations in Los Angeles during Fiscal 2006 and London in early 2007.
The Company views the Hollister brand as a significant growth vehicle for the Company in the future, with the brand having reached only half of its maximum store potential; Abercrombie & Fitch is a maturing brand with its opportunity for future growth and contribution depending on securing prime locations for its stores and expanding the brand and its presence outside of the United States; abercrombie is viewed as having growth opportunities within the United States; management continues to refine RUEHL’s merchandise mix, marketing strategy and store presentation to position the brand for long term profitability.
For Fiscal 2006, the Company will be faced with the challenge of improving on Fiscal 2005’s successful business. The Company has begun to annualize the strong comparable store sales growth, which started in January 2005. While the Company believes it can sustain positive comparable store sales increases in Fiscal 2006, the increases are not expected to be at the level reported during Fiscal 2005. Management will operate the business as it always has – it will protect and enhance the brands and work to ensure their long-term success.
While the Company has been able to improve its Initial Markup (“IMU”) in the past, management does not anticipate any IMU improvements in its forecasts or projections. The Company ended the fourth quarter of Fiscal 2005 with inventories, at cost, up 59% per gross square foot versus the fourth quarter of Fiscal 2004 as a result of the Company’s investment in the jeans business and other basic categories. The Company will continue to invest in key inventory categories to drive business while actively managing its markdown exposure. The Company believes it will end the first quarter of Fiscal 2006 with a slightly lower increase in inventory per gross square foot, at cost, when compared to the fourth quarter of Fiscal 2005.

During Fiscal 2006, the Company will continue to focus on the customer’s in-store experience. The Company expects that the on-going management of the store investment program initiatives will be evaluated primarily by store sales performance, with consideration for customer service, shrink and other aspects of the customer’s in-store experience. Additionally, the Company plans to continue to make capital expenditures to invest strategically in the appearance of its stores, primarily in Abercrombie & Fitch and Hollister stores. These investments will allow the Company to update some of its older stores without having to do full remodels.
The Company plans to make an investment during Fiscal 2006 in home office organizations and information technology infrastructure to enhance and increase efficiencies in its systems. The Company expects its payroll expense, excluding the impact of stock option expensing, to increase at a lower rate during Fiscal 2006 than it did during Fiscal 2005. Additionally, the Company also expects depreciation and amortization expense for the home office to increase during Fiscal 2006 as a result of the capital expenditures it incurred during Fiscal 2005, primarily the addition of a new office building.
Historically the Company has reported stock-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123,” but elected to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options has been recognized as all options have been granted at fair market value at the grant date. In accordance with SFAS No. 123(Revised 2004) “Share-Based Payment,” the Company will begin to recognize expense for stock options granted to the Company’s associates and non-associate directors beginning with the first quarter of Fiscal 2006, which will have an adverse impact on the Company’s reported net income. Based on stock options previously issued, but not fully vested, and an estimate of stock options to be granted during Fiscal 2006, the Company expects that the implementation of SFAS No. 123(R) will result in a charge of approximately $0.10 per fully-diluted share for Fiscal 2006.

The following measurements are among the key business indicators that management reviews regularly to gauge the Company’s results:
•	Comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year, by brand, by product category and by store;

•	IMU;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Store metrics such as sales per gross square foot, average unit retail, average transaction values, store contribution, defined as store sales less direct costs of running the store, and average units per transaction;

•	Markdown rates;

•	Gross profit;

•	Operating income;

•	Net income; and

•	Cash flow and liquidity determined by Company’s current ratio and cash provided by operations.
While not all of these metrics are disclosed publicly by the Company, due in some cases to their proprietary nature, the Company does publicly disclose and discuss several of these metrics as part of its financial summary and in several sections of this Management’s Discussion and Analysis.
FISCAL 2005 COMPARED TO FISCAL 2004
FOURTH QUARTER RESULTS
Net Sales
Net sales for the fourth quarter of Fiscal 2005 were $961.4 million, up 39.9% versus last year’s fourth quarter net sales of $687.3 million. The net sales increase was primarily attributable to a comparable store sales increase of 28% for the quarter and the net addition of 63 stores during Fiscal 2005 and an increase in the direct-to-consumer business net sales (including shipping and handling revenue) of $8.1 million versus the comparable period in the fourth quarter of Fiscal 2004.
By merchandise brand, comparable store sales for the quarter were as follows: Abercrombie & Fitch increased 18% with women’s comparable store sales increasing by a low-twenties percentage and men’s increasing by a mid-teen percentage. abercrombie, the kids’ business, achieved a 59% increase in comparable store sales with girls achieving a high-sixties increase and boys posting a high-thirties increase. In Hollister, comparable store sales increased by 34% for the fourth quarter with bettys increasing comparable store sales by a mid-thirties percentage and dudes realizing an increase in the low-thirties.

On a regional basis, comparable store sales increases for the Company ranged from the mid-twenties to the low-thirties across the United States. Stores located in the North Atlantic and Southwest had the best comparable store sales performance on a consolidated basis.
In Abercrombie & Fitch, the women’s comparable store sales increase for the quarter was driven by strong performances in polos, fleece, outerwear and sweaters. The men’s comparable store sales growth was driven by increases in polos, graphic tees, jeans and personal care, offset by decreases in woven shirts and accessories.
In the kids’ business, the girls’ comparable store sales increased as a result of strong sales performances across the majority of the categories, led by polos, fleece, graphic tees and jeans. Boys’ comparable store sales increase was driven by the following categories: polos, jeans, graphic tees and fleece, offset by slight decreases in the woven shirt and activewear categories.
In Hollister, bettys had strong comparable store sales increases in polos, fleece, sweaters and graphic tees. The increase in the dudes’ comparable store sales was the result of strong performance in polos, graphic tees, fleece and personal care categories for the quarter, offset by decreases in woven shirts and sweaters.
Direct-to-consumer merchandise net sales, which are sold through the Company’s web sites and catalogue, in the fourth quarter of Fiscal 2005 were $47.5 million, an increase of 18.5% versus last year’s fourth quarter net sales of $40.1 million. Shipping and handling revenue for the corresponding periods was $6.2 million in Fiscal 2005 and $5.5 million in Fiscal 2004. The direct-to-consumer business, including shipping and handling revenue, accounted for 5.6% of net sales in the fourth quarter of Fiscal 2005 compared to 6.6% in the fourth quarter of Fiscal 2004. The decrease in sales penetration was due to the implementation of brand protection initiatives that reduced the amount of sale merchandise available on the web sites and limit the customer’s ability to purchase large quantities of the same item.
Gross Profit
Gross profit during the fourth quarter of Fiscal 2005 was $639.4 million compared to $455.8 million in Fiscal 2004. The gross profit rate (gross profit divided by net sales) for the fourth quarter of Fiscal 2005 was 66.5%, up 20 basis points from last year’s fourth quarter rate of 66.3%. The increase in gross profit rate resulted largely from a higher IMU during the fourth quarter of Fiscal 2005 and a reduction in shrink versus the fourth quarter of Fiscal 2004, partially offset by a slightly higher markdown rate. The improvement in IMU during the fourth quarter was a result of higher average unit retail pricing across all brands. Abercrombie & Fitch, abercrombie and Hollister all operated at similar IMU margins.

Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2005 was $293.5 million compared to $223.8 million for the comparable period in Fiscal 2004. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the fourth quarter of Fiscal 2005 was 30.5% compared to 32.6% in the fourth quarter of Fiscal 2004. Stores and distribution expense was as follows:

	Thirteen Weeks Ended
	January 28, 2006		January 29, 2005
	(in millions)	% of net sales	(in millions)	% of net sales
Store Payroll Expense	$101.5	10.6%	$74.6	10.9%
Store Management Expense (1)	12.4	1.3%	7.7	1.1%
Rent, Utilities and Other Landlord Expense	75.0	7.8%	57.5	8.4%
Depreciation and Amortization	29.4	3.1%	28.1	4.1%
Repairs and Maintenance Expense	8.5	0.9%	8.3	1.2%
Other Store Expenses (2)	45.9	4.8%	30.8	4.5%

Total Stores Expense	$272.7	28.4%	$207.0	30.1%

Direct-to-Consumer Expense	13.1	1.4%	10.6	1.5%
Distribution Center Expense	7.7	0.8%	6.2	0.9%

Total Stores and Distribution Expense	$293.5	30.5%	$223.8	32.6%

(1)	Previously reported within Store Payroll Expense.

(2)	Includes packaging, supplies, credit card fees and other store support functions.
The Company’s total store expense, as a percent of net sales, during the fourth quarter of Fiscal 2005 decreased 170 basis points versus the comparable period during Fiscal 2004 as a result of the Company’s ability to leverage fixed costs due to significant comparable store sales increases partially offset by increases in store management and loss prevention programs during Fiscal 2005. The Company believes that the increases in store management and loss prevention programs were key in driving sales and reducing shrink levels during the quarter, which had a favorable impact on the Company’s gross profit rate.
The distribution center productivity level, measured in units processed per labor hour (“UPH”), was 20% lower in the fourth quarter of Fiscal 2005 versus the fourth quarter of Fiscal 2004. The UPH rate decrease resulted from increases in inventory and from a change in the way the Company flowed merchandise to its stores. Merchandise was routed to the stores in a more gradual process in order to avoid stockroom congestion at the stores. This resulted in the distribution center approaching capacity levels, which in turn resulted in lower productivity rate due to the increased inventory handling. Although the Company expects the UPH level to continue to decrease in the near term, it is building a second distribution center at the Company’s New Albany campus to address capacity issues and support future store growth. The second distribution center, which is currently under construction, is expected to be fully functional in late Fiscal 2006.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2005 was $80.8 million compared to $66.1 million during the same period in Fiscal 2004. For the fourth quarter of Fiscal 2005, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 8.4% compared to 9.6% in the fourth quarter of Fiscal 2004. The decrease in the marketing, general and administrative expense rate was due to the Company’s ability to leverage home office payroll, a reduction in sample expenses and marketing expenses due to timing of photo shoots, offset by increases in outside services mostly due to legal costs.

Other Operating Income, Net
Fourth quarter other operating income for Fiscal 2005 was $2.3 million compared to $4.3 million for the fourth quarter of Fiscal 2004. The decrease was related to the amount of the gift card liability recognized as other income for gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
Operating income during the fourth quarter of Fiscal 2005 increased to $267.5 million from $170.2 million in Fiscal 2004, an increase of 57.2%. The operating income rate (operating income divided by net sales) for the fourth quarter of Fiscal 2005 was 27.8% compared to 24.8% for the fourth quarter of Fiscal 2004.
Interest Income and Income Taxes
Fourth quarter net interest income was $2.4 million in Fiscal 2005 compared to $1.3 million during the comparable period in Fiscal 2004. The increase in net interest income was due to higher rates on investments, partially offset by lower average investment balances during the fourth quarter of Fiscal 2005 when compared to the same period in Fiscal 2004. The Company continued to invest in investment grade municipal notes and bonds and investment grade auction rate securities. The effective tax rate for the fourth quarter of Fiscal 2005 was 39.0% compared to 39.2% for the Fiscal 2004 comparable period.
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2005 was $164.6 million versus $104.3 million for the fourth quarter of Fiscal 2004, an increase of 57.8%. Net income per fully-diluted weighted-average share outstanding for the fourth quarter of Fiscal 2005 was $1.80 versus $1.15 for the same period last year, an increase of 56.5%.
FISCAL 2005 RESULTS
Net Sales
Net sales for Fiscal 2005 were $2.785 billion, an increase of 37.8% versus Fiscal 2004 net sales of $2.021 billion. The net sales increase was attributable to an increase in comparable stores sales of 26% for the year, the net addition of 63 stores during Fiscal 2005 and a $13.9 million increase in net sales (including shipping and handling revenue) for the direct-to-consumer business.
For the fiscal year, comparable store sales by brand were as follows: Abercrombie & Fitch increased 18%; abercrombie increased 54%; Hollister increased 29%. In addition, the women’s, girls’ and bettys’ businesses continued to be more significant than the men’s, boys’ and dudes’. During Fiscal 2005, women, girls and bettys represented over 60% of the net sales for each of their corresponding brands. abercrombie girls achieved a mid-sixties increase, Hollister bettys achieved a low-thirties increase and Abercrombie & Fitch women had a high-teens increase.
Direct-to-consumer merchandise net sales in Fiscal 2005 were $122.5 million, an increase of 10.8% versus last year’s net sales of $110.6 million for the comparable period. Shipping and handling revenue was $17.6 million in Fiscal 2005 and $15.7 million in Fiscal 2004. The direct-to-consumer business, including shipping and handling revenue, accounted for 5.0% of net sales in Fiscal 2005 compared to 6.2% of net sales in Fiscal 2004. The decrease in sales penetration during Fiscal 2005 was due to the implementation of brand protection initiatives throughout the year that reduced the amount of sale merchandise available on the web sites and limited the customer’s ability to purchase large quantities of the same item.

Gross Profit
For Fiscal 2005, gross profit increased to $1.851 billion from $1.341 billion in Fiscal 2004. The gross profit rate for Fiscal 2005 was 66.5% versus 66.4% the previous year. The gross profit rate increase of 10 basis points reflects higher initial markup and a reduction in shrink, partially offset by a slightly higher markdown rate than last year.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2005 was $1.001 billion compared to $738.2 million for Fiscal 2004. For Fiscal 2005, the stores and distribution expense rate was 35.9% compared to 36.5% in the previous year. Stores and distribution expense was as follows:

	Fifty-Two Weeks Ended
	January 28, 2006		January 29, 2005
	(in millions)	% of net sales	(in millions)	% of net sales
Store Payroll Expense	$338.2	12.1%	$218.4	10.8%
Store Management Expense (1)	41.1	1.5%	26.7	1.3%
Rent, Utilities and Other Landlord Expense	277.2	10.0%	224.4	11.1%
Depreciation and Amortization	110.7	4.0%	96.1	4.8%
Repairs and Maintenance Expense	43.1	1.5%	34.7	1.7%
Other Store Expenses (2)	125.2	4.5%	84.3	4.2%

Total Stores Expense	$935.5	33.6%	$684.6	33.9%

Direct-to-Consumer Expense	38.5	1.4%	33.1	1.6%
Distribution Center Expense	26.8	1.0%	20.5	1.0%

Total Stores and Distribution Expense	$1,000.8	35.9%	$738.2	36.5%

(1)	Previously reported within Store Payroll Expense.

(2)	Includes packaging, supplies, credit card fees and other store support functions.
The Company’s total store expense, as a percent of net sales, during Fiscal 2005 decreased 30 basis points versus Fiscal 2004 as a result of the Company’s ability to leverage fixed costs, due to significant comparable store sales increases, partially offset by increased store payroll and store management expense.
The distribution center’s UPH rate for the year was 7% lower in Fiscal 2005 versus Fiscal 2004. The UPH rate decrease resulted from increases in inventory and from a change in the way the Company flowed merchandise to its stores. Merchandise was routed to the stores in a more gradual process in order to avoid stockroom congestion at the stores. This resulted in the distribution center approaching capacity levels, which in turn resulted in lower productivity rate due to the increased inventory handling. Although the Company expects the UPH level to continue to decrease in the near term, it is building a second distribution center at the Company’s New Albany campus to address capacity issues and support future store growth. The second distribution center, which is currently under construction, is expected to be fully functional in late Fiscal 2006.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2005 was $313.5 million compared to $259.8 million in Fiscal 2004. For the current year, the marketing, general and administrative expense rate was 11.3% compared to 12.9% in Fiscal 2004. The decrease in the marketing, general and administrative expense rate was due to a non-recurring charge of $40.9 million in Fiscal 2004 related to a legal settlement and leverage in the home office payroll expense, offset by a non-recurring charge of $13.5 million in Fiscal 2005 related to a severance agreement of an executive officer and legal costs.

Other Operating Income, Net
Other operating income for Fiscal 2005 was $5.5 million compared to $4.5 million for Fiscal 2004. The increase in other operating income was related to the favorable settlement of a class action lawsuit related to credit card fees in which the Company was a class member and lease buyout payments from landlords, partially offset by a lower amount of gift card liability recognized as other income for gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
Fiscal 2005 operating income was $542.7 million compared to $347.6 million for Fiscal 2004, an increase of 56.1%. The operating income rate for Fiscal 2005 was 19.5% versus 17.2% in the previous year.
Interest Income and Income Taxes
Net interest income for Fiscal 2005 was $6.7 million compared to $5.2 million for the previous year. The increase in net interest income was due to the Company receiving higher rates on its investments, partially offset by lower average investment balances during Fiscal 2005 when compared to Fiscal 2004. The effective tax rate for Fiscal 2005 was 39.2% compared to 38.7% for Fiscal 2004. The increase in the annual effective tax rate was due to the Company’s change of estimates in the potential outcomes and favorable settlements of certain state tax matters in Fiscal 2005.
Net Income and Net Income per Share
Net income for Fiscal 2005 was $334.0 million versus $216.4 million in Fiscal 2004, an increase of 54.3%. Net income included after-tax non-recurring charges of $8.2 million in Fiscal 2005 related to a severance agreement of an executive officer and $25.6 million in Fiscal 2004 related to a legal settlement. Net income per fully-diluted weighted-average share was $3.66 in Fiscal 2005 versus $2.28 in Fiscal 2004, an increase of 60.5%. The percentage increase in net income per fully-diluted shares outstanding was greater than the percentage increase in net income due to the impact of the Company’s share repurchase program. In Fiscal 2005, the Company repurchased 1.8 million shares.
FISCAL 2004 COMPARED TO FISCAL 2003
FOURTH QUARTER 2004
Net Sales
Net sales for the fourth quarter of Fiscal 2004 were $687.3 million, a 22.6% increase versus Fiscal 2003 fourth quarter net sales of $560.4 million. The net sales increase was attributable to the net addition of 88 stores during Fiscal 2004, a comparable store sales increase of 9% for the quarter and an increase of $11.1 million in net sales (including shipping and handling revenue) for the direct-to-consumer business versus the comparable period in Fiscal 2003.
By merchandise brand, comparable store sales for the quarter were as follows: Abercrombie & Fitch increased 4% with men’s comparable store sales increasing by a high-single digit percentage and women’s increasing by a low single-digit percentage. abercrombie, the kids’ business, achieved a 16% increase in comparable store sales with girls attaining a high-teen increase and boys increasing by a low double-digit percentage. In Hollister, comparable store sales increased by 19% for the fourth quarter with bettys realizing an increase in the low-twenties and dudes posting a high-teens increase.

On a regional basis, comparable store sales results across all three brands were strongest in the Northeast and in the West and weakest in the Midwest. However, all regions reported positive comparable store sales for the quarter.
The Company committed to a strategy that included fewer promotions in early Fiscal 2004, and maintained this strategy throughout the fiscal year. As such, the Company did not anniversary the direct mail promotions used during the fourth quarter of Fiscal 2003 to drive business between Thanksgiving and Christmas.
In Abercrombie & Fitch, the men’s comparable store sales increase for the quarter was driven by strong performances in graphic tees, jeans, and woven shirts. Women’s comparable store sales growth was driven by an increase in polos, jeans and fleece, offset by a decrease in sweaters.
In the abercrombie business, for the quarter, girls had comparable store sales increases across most of the categories, especially polos, jeans and graphic tees. Boys’ comparable store sales increases were driven by graphic tees, jeans and fleece.
In Hollister, bettys achieved a slightly higher comparable store sales increase than dudes. In bettys, polos, jeans and fleece had strong comparable store sales increases. The increase in the dudes’ comparable store sales was the result of a strong performance in graphic tees, jeans and woven shirts categories for the quarter.
Direct-to-consumer merchandise net sales through the Company’s web sites and catalogue for the fourth quarter of Fiscal 2004 were $40.1 million, an increase of 29.4% versus Fiscal 2003 fourth quarter net sales of $31.0 million. Shipping and handling revenue for the corresponding periods was $5.5 million in Fiscal 2004 and $3.5 million in Fiscal 2003. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.6% of net sales in the fourth quarter of Fiscal 2004 compared to 6.2% in the fourth quarter of Fiscal 2003.
Gross Profit
Gross profit for the fourth quarter of Fiscal 2004 was $455.8 million compared to $355.4 million in the corresponding period in Fiscal 2003. The gross profit rate for the fourth quarter of Fiscal 2004 was 66.3%, up 290 basis points from the Fiscal 2003 rate of 63.4%. The increase in gross profit rate resulted largely from lower markdowns and an increase in IMU during the fourth quarter of Fiscal 2004 versus the fourth quarter of Fiscal 2003, partially offset by the lower margin of RUEHL. The improvement in IMU during the fourth quarter was a result of higher average unit retail pricing in Abercrombie & Fitch, abercrombie and Hollister. The three brands had IMU improvements compared to the fourth quarter of Fiscal 2003 and operated at similar margins.
The Company ended the fourth quarter of Fiscal 2004 with inventories, at cost, up 11% per gross square foot versus the fourth quarter of Fiscal 2003. The inventory increase reflected a planned acceleration of Spring and jeans merchandise deliveries.

Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2004 was $223.8 million compared to $164.0 million for the comparable period in Fiscal 2003. For the fourth quarter of Fiscal 2004, the stores and distribution expense rate was 32.6% compared to 29.3% in the fourth quarter of Fiscal 2003. Stores and distribution expense was as follows:

	Thirteen Weeks Ended
	January 29, 2005		January 31, 2004
	(in millions)	% of net sales	(in millions)	% of net sales
Store Payroll Expense	$74.6	10.9%	$45.2	8.1%
Store Management Expense (1)	7.7	1.1%	5.0	0.9%
Rent, Utilities and Other Landlord Expense	57.5	8.4%	51.1	9.1%
Depreciation and Amortization	28.1	4.1%	21.8	3.9%
Repairs and Maintenance Expense	8.3	1.2%	5.1	0.9%
Other Store Expenses (2)	30.8	4.5%	22.4	4.0%

Total Stores Expense	$207.0	30.1%	$150.6	26.9%

Direct-to-Consumer Expense	10.6	1.5%	8.3	1.5%
Distribution Center Expense	6.2	0.9%	5.1	0.9%

Total Stores and Distribution Expense	$223.8	32.6%	$164.0	29.3%

(1)	Previously reported within Store Payroll Expense.

(2)	Includes packaging, supplies, credit card fees and other store support functions.
The Company’s total store expense for the fourth quarter of Fiscal 2004, as a percent of net sales, increased versus the comparable period during Fiscal 2003 as a result of the Company beginning to implement its store investment program during this period, offset by leverage of rent, utilities and other landlord expense as a result of the increase in comparable store sales. In the fourth quarter of Fiscal 2004, the distribution center’s UPH increased 10% over Fiscal 2003 fourth quarter results.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2004 was $66.1 million compared to $37.1 million during the same period in Fiscal 2003. For the fourth quarter of Fiscal 2004, the marketing, general and administrative expense rate was 9.6% compared to 6.6% in the fourth quarter of Fiscal 2003. The increase in the marketing, general and administrative expense rate was due to higher home office payroll expense as a result of additional headcount in the home office, incentive compensation and legal expense.
Other Operating Income, Net
Fourth quarter other operating income for Fiscal 2004 was $4.3 million compared to $459,000 for the fourth quarter of Fiscal 2003. The increase was related to the amount of gift card liability recognized as other income for gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
Operating income for the fourth quarter of Fiscal 2004 increased to $170.2 million from $154.8 million in Fiscal 2003. The operating income rate was 24.8% for the fourth quarter of Fiscal 2004 compared to 27.6% for the fourth quarter of Fiscal 2003.

Interest Income and Income Taxes
Fourth quarter net interest income for Fiscal 2004 was $1.3 million compared with net interest income of $1.1 million for the comparable period in Fiscal 2003. The increase in net interest income was due to higher rates during the fourth quarter of Fiscal 2004 when compared to the same period in Fiscal 2003. The Company continued to invest in tax-free securities for the majority of the quarter and then changed its investing strategy to taxable money market investments. The effective tax rate for the fourth quarter was 39.2% compared to 39.3% for the Fiscal 2003 comparable period.
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2004 was $104.3 million versus $94.6 million for the same period in Fiscal 2003, an increase of 10.3%. Net income per fully-diluted weighted-average share outstanding for the fourth quarter of Fiscal 2004 was $1.15 versus $0.97 for the fourth quarter of Fiscal 2003, an increase of 18.6%. The percentage increase in net income per fully-diluted shares outstanding was greater than the percentage increase in net income due to the Company’s share repurchase program. In the fourth quarter of Fiscal 2004 the Company had fully-diluted weighted-average shares outstanding of 90.8 million versus 97.8 million in the fourth quarter of Fiscal 2003.
FISCAL 2004
Net Sales
Net sales for Fiscal 2004 reached $2.021 billion, an increase of 18.3% versus Fiscal 2003 net sales of $1.708 billion. The net sales increase was attributable to the net addition of 88 stores during Fiscal 2004, an increase in comparable store sales of 2% for the year and an increase in the direct-to-consumer business net sales (including shipping and handling revenue) of $35.6 million versus Fiscal 2003.
For the fiscal year, comparable store sales by brand were as follows: Abercrombie & Fitch declined 1%; abercrombie increased 1%; Hollister increased 13%. The women’s, girls’ and bettys’ businesses in each brand continued to be more significant than the men’s, boys’ and dudes’. During Fiscal 2004, women, bettys and girls represented over 60% of the net sales for each of the brands. Hollister bettys achieved a mid-teens increase and abercrombie girls posted a mid-single digit increase in comparable store sales for Fiscal 2004, while Abercrombie & Fitch women had a low-single digit decrease.
Direct-to-consumer merchandise net sales through the Company’s web sites and catalogue for Fiscal 2004 were $110.6 million, an increase of 37.6% versus net sales of $80.4 million in Fiscal 2003. The Company added a Hollister direct-to-consumer business during the 2003 Back-to-School selling season. Shipping and handling revenue for the corresponding periods was $15.7 million in Fiscal 2004 and $10.2 million in Fiscal 2003. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.2% of net sales compared to 5.3% for Fiscal 2004 and Fiscal 2003, respectively.
Gross Profit
For Fiscal 2004, gross profit increased to $1.341 billion from $1.083 billion in Fiscal 2003. The gross profit rate in Fiscal 2004 was 66.4% versus 63.4% in Fiscal 2003. The increase was driven by improvements in IMU across Abercrombie & Fitch, abercrombie and Hollister due to higher average unit retail pricing, especially in Abercrombie & Fitch.

Stores and Distribution Expense
Stores and distribution expense for Fiscal 2004 was $738.2 million compared to $597.4 million for Fiscal 2003. For Fiscal 2004, the stores and distribution expense rate was 36.5% compared to 35.0% in Fiscal 2003. Stores and distribution expense was as follows:

	Fifty-Two Weeks Ended
	January 29, 2005		January 31, 2004
	(in millions)	% of net sales	(in millions)	% of net sales
Store Payroll Expense	$218.4	10.8%	$158.5	9.3%
Store Management Expense (1)	26.7	1.3%	18.5	1.1%
Rent, Utilities and Other Landlord Expense	224.4	11.1%	197.5	11.6%
Depreciation and Amortization	96.1	4.8%	78.1	4.6%
Repairs and Maintenance Expense	34.7	1.7%	25.6	1.5%
Other Store Expenses (2)	84.3	4.2%	66.0	3.9%

Total Stores Expense	$684.6	33.9%	$544.2	31.9%

Direct-to-Consumer Expense	33.1	1.6%	34.8	2.0%
Distribution Center Expense	20.5	1.0%	18.4	1.1%

Total Stores and Distribution Expense	$738.2	36.5%	$597.4	35.0%

(1)	Previously reported within Store Payroll Expense.

(2)	Includes packaging, supplies, credit card fees and other store support functions.
The Company’s total store expense for Fiscal 2004, as a percent of net sales, increased versus Fiscal 2003 as a result of the Company beginning to implement its store investment program during the fourth quarter of Fiscal 2004, offset by leverage of rent, utilities and other landlord expense as a result of the increase in comparable store sales. In Fiscal 2004, the distribution center’s UPH increased 10% over the Fiscal 2003 results.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2004 was $259.8 million compared to $155.6 million during Fiscal 2003. For Fiscal 2004, the marketing, general and administrative expense rate was 12.9% compared to 9.1% in Fiscal 2003. The increase in the marketing, general and administrative expense rate was due to a non-recurring charge of $40.9 million in Fiscal 2004, which represented 0.9% of net sales, related to a legal settlement and higher incentive compensation accruals resulting from the improved financial performance during the fiscal year.
Other Operating Income, Net
Other operating income for Fiscal 2004 was $4.5 million compared to $979,000 for Fiscal 2003. The increase was related to the amount of the gift card liability recognized as other income for gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
For Fiscal 2004, operating income was $347.6 million compared to $331.2 million for Fiscal 2003. The operating income rate for Fiscal 2004 was 17.2% versus 19.4% in Fiscal 2003.

Interest Income and Income Taxes
Net interest income for Fiscal 2004 was $5.2 million compared to $3.7 million in Fiscal 2003. The increase in net interest income was due to an increase in interest rates and average cash balances for Fiscal 2004 when compared to Fiscal 2003. Beginning in January 2005, the Company began investing in taxable money market investments; prior thereto, the Company invested in tax-free securities. The effective tax rate for Fiscal 2004 was 38.7% compared to 38.8% for Fiscal 2003.
Net Income and Net Income per Share
Net income for Fiscal 2004 was $216.4 million versus $204.8 million for Fiscal 2003, an increase of 5.7%. Net income for Fiscal 2004 included the after-tax impact of the legal settlement of $25.6 million. Net income per fully-diluted weighted-average diluted share was $2.28 in Fiscal 2004 versus $2.06 in Fiscal 2003, an increase of 10.7%. The percentage increase in net income per fully-diluted share was greater than the percentage increase in net income due to the Company’s repurchase program in Fiscal 2004. The Company repurchased 11.2 million shares in Fiscal 2004.
FINANCIAL CONDITION
Continued growth in net income resulted in higher cash provided by operating activities. A more detailed discussion of liquidity, capital resources and capital requirements follows.
LIQUIDITY AND CAPITAL RESOURCES
The Company believes cash provided by operating activities and cash on hand will continue to provide adequate resources to support operations, including projected growth, seasonal requirements and capital expenditures. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors will review the Company’s cash position and results of operations and approve the appropriateness of future dividend amounts.
A summary of the Company’s working capital (current assets less current liabilities) position and capitalization for the last three fiscal years follows (thousands):

	2005	2004	2003
Working capital	$455,530	$241,572	$466,970

Capitalization:
Shareholders’ equity	$995,117	$669,326	$857,765

The increase in working capital in Fiscal 2005 versus Fiscal 2004 was the result of higher cash and marketable securities resulting primarily from the Company’s net sales increase and the increase in inventory, partially offset by an increase in income taxes payable. The decrease in working capital in Fiscal 2004 versus Fiscal 2003 was the result of lower cash and marketable securities resulting primarily from the Company’s repurchase of 11.2 million shares of common stock at a cost of $434.7 million.

The Company considers the following to be measures of its liquidity and capital resources for the last three fiscal years:

	2005	2004	2003
Current ratio
(current assets divided by current liabilities)	1.93	1.56	2.63

Net cash provided by operating activities (in thousand)	$453,590	$423,784	$340,814

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, increased to $453.6 million for Fiscal 2005 from $423.8 million in Fiscal 2004 primarily due to increases in net income, income taxes payable and tax benefit of stock option exercises, partially offset by an increase in inventory and a decrease in accounts payable and accrued expenses. The increase in net income and income taxes payable was a result of the net sales growth during Fiscal 2005. The increase in tax benefit of stock option exercises was the result of approximately 3.3 million stock options exercised during Fiscal 2005. The Company ended Fiscal 2005 with higher inventory levels in key product categories to ensure size, color and style integrity. The decrease in accounts payable and accrued expenses was due to payment of a legal settlement in Fiscal 2005 that was settled and accrued for in Fiscal 2004.
The increase in cash provided by operating activities in Fiscal 2004 compared to Fiscal 2003 was primarily driven by an increase in accounts payable and accrued expenses. The increase in accrued expenses was primarily due to the accrual for the settlement of three related class action employment discrimination lawsuits and the increase in accounts payable was due to the purchase of inventory. Inventories increased from the net addition of 103 stores representing an increase of 658,000 gross square feet in Fiscal 2003. Inventories at fiscal year-end were 3% higher on a per gross square foot basis than at the end of the 2002 fiscal year.
The Company’s operations are seasonal in nature and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest in the second and third fiscal quarters as the Company builds inventory in anticipation of these selling periods.
Investing Activities
Cash outflows for Fiscal 2005 and Fiscal 2003 were primarily for purchases of marketable securities and capital expenditures. Cash inflows for Fiscal 2004 were primarily the result of proceeds from sales of marketable securities, offset by capital expenditures. See “Capital Expenditures and Lessor Construction Allowances” for additional information. As of January 28, 2006, the Company held $411.2 million of marketable securities with original maturities of greater than 90 days; as of January 29, 2005, all investments had original maturities of less than 90 days and accordingly were classified as cash equivalents. As of January 31, 2004, the Company held $464.7 million of marketable securities with original maturities of greater than 90 days.
Financing Activities
Cash outflows related to financing activities consisted primarily of the repurchase of the Company’s Class A Common Stock in Fiscal 2005, Fiscal 2004 and Fiscal 2003 and the payment of dividends in Fiscal 2005 and Fiscal 2004. Cash inflows consisted of stock option exercises, restricted stock issuances and the change in overdrafts. The overdrafts are outstanding checks reclassified from cash to accounts payable.

The Company repurchased 1,765,000 shares, 11,150,500 shares and 4,401,000 shares of its Class A Common Stock pursuant to previously authorized stock repurchase programs in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. As of January 28, 2006, the Company had 5,683,500 shares remaining available to repurchase under the 6,000,000 shares authorized by the Board of Directors in August 2005.
Effective December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement will expire on December 15, 2009. The primary purpose of the Amended Credit Agreement is to support letters of credit (trade and standby) and finance working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the LIBO rate. The facility fees payable under the Amended Credit Agreement are based on the Company’s leverage ratio of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period. The facility fees are projected to accrue between 0.15% and 0.175% on the committed amounts per annum.
Letters of credit totaling approximately $45.1 million and $49.6 million were outstanding under the Amended Credit Agreement at January 28, 2006 and January 29, 2005, respectively. No borrowings were outstanding under the Amended Credit Agreement at January 28, 2006 or January 29, 2005.
The Company has standby letters of credit in the amount of $4.5 million that are set to expire during the fourth quarter of Fiscal 2006. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements or debt obligations.
CONTRACTUAL OBLIGATIONS
As of January 28, 2006, the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases Obligations	$1,417,827	$187,674	$365,992	$325,526	$538,635
Purchase Obligations	$303,683	303,683	—	—	—
Other Obligations	$49,739	48,185	1,554	—	—

Totals	$1,771,249	$539,542	$367,546	$325,526	$538,635

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (See Note 6 of the Notes to Consolidated Financial Statements). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes for Fiscal 2005 was $96.5 million. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2006 and commitments for fabric to be used during the next several seasons. Other obligations represent preventive maintenance contracts for Fiscal 2006 and letters of credit outstanding as of January 28, 2006 (See Note 9 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET
Store count and gross square footage by brand were as follows for the thirteen weeks ended January 28, 2006 and January 29, 2005, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
October 30, 2005	354	163	297	6	820
New	6	2	17	2	27
Remodels/Conversions (net activity)	1	—	4	—	5
Closed	—	(1)	—	—	(1)

January 28, 2006	361	164	318	8	851

Gross Square Feet (thousands)

October 30, 2005	3,077	713	1,941	58	5,789
New	76	8	112	11	207
Remodels/Conversions (net activity)	4	—	30	—	34
Closed	—	(5)	—	—	(5)

January 28, 2006	3,157	716	2,083	69	6,025

Average Store Size	8,745	4,366	6,550	8,625	7,080

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
October 31, 2004	363	174	224	3	764
New	5	4	32	1	42
Closed	(11)	(7)	—	—	(18)

January 29, 2005	357	171	256	4	788

Gross Square Feet (thousands)

October 31, 2004	3,191	767	1,452	28	5,438
New	31	16	211	9	267
Closed	(84)	(31)	—	—	(115)

January 29, 2005	3,138	752	1,663	37	5,590

Average Store Size	8,790	4,398	6,496	9,250	7,094

Store count and gross square footage by brand were as follows for the fifty-two weeks ended January 28, 2006 and January 29, 2005, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
January 30, 2005	357	171	256	4	788
New	15	5	57	4	81
Remodels/Conversions (net activity)	(1)	(1)	6	—	4
Closed	(10)[1]	(11)	(1)[1]	—	(22)

January 28, 2006	361	164	318	8	851

Gross Square Feet (thousands)
January 30, 2005	3,138	752	1,663	37	5,590
New	146	20	389	32	587
Remodels/Conversions (net activity)	(46)	(4)	38	—	(12)
Closed	(81)[1]	(52)	(7)[1]	—	(140)

January 28, 2006	3,157	716	2,083	69	6,025

Average Store Size	8,745	4,366	6,550	8,625	7,080

[1]	Includes one Abercrombie & Fitch and one Hollister store temporarily closed due to hurricane damage.

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
February 1, 2004	357	171	172	—	700
New	16	9	84	4	113
Closed	(16)	(9)	—	—	(25)

January 29, 2005	357	171	256	4	788

Gross Square Feet (thousands)

February 1, 2004	3,152	753	1,111	—	5,016
New	105	37	552	37	731
Closed	(119)	(38)	—	—	(157)

January 29, 2005	3,138	752	1,663	37	5,590

Average Store Size	8,790	4,398	6,496	9,250	7,094

CAPITAL EXPENDITURES AND LESSOR CONSTRUCTION ALLOWANCES
Capital expenditures totaled $256.4 million, $185.1 million and $159.8 million for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.
In Fiscal 2005, $204.7 million was used for store related projects, including new store construction, remodels, conversions and other projects. The remaining $51.7 million was used for projects at the home office, including home office expansion, information technology investments, distribution center improvements and other projects.
In Fiscal 2004, $169.7 million was used for store related projects, including new store construction, remodels, conversions and other projects. The remaining $15.4 million was used for projects at the home office, including home office improvements, information technology investments, distribution center improvements and other projects.
In Fiscal 2003, $124.8 million was used for store related projects, including new store construction, remodels and other projects. The remaining $35.0 million was used for projects at the home office, including home office improvements, information technology investments, distribution center improvements and other projects.
Lessor construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $42.3 million, $55.0 million and $60.6 million in construction allowances during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit which is amortized to reduce rent expense on a straight-line basis over the life of the leases in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $400 million to $420 million in Fiscal 2006 for capital expenditures, including $205 million to $210 million for the construction of approximately 100 to 110 new stores and the remodeling of 10 to 20 existing stores; $100 million to $105 million to build a second distribution center and an additional building on the home office campus; $40 million to $45 million for upgrades to its information technology infrastructure and other home office and distribution center projects; and $55 million to $60 million for various store projects that the Company believes are necessary to enhance the customer’s in-store experience, which is the centerpiece of the Company’s marketing strategy. The Company believes periodic investments in the in-store experience are necessary to maintain the long-term positioning of the brands.
The Company intends to add approximately 700,000 to 750,000 gross square feet of stores during Fiscal 2006, which will represent an increase of approximately 10% to 12% over Fiscal 2005. Management anticipates the increase during Fiscal 2006 will be primarily due to the addition of approximately 60 to 70 new Hollister stores, 15 to 20 abercrombie stores, five to ten Abercrombie & Fitch stores and five to eight RUEHL stores. Additionally, the Company plans to remodel five to 15 Abercrombie & Fitch stores, including the opening of the flagship store in the Grove at Farmer’s Market in Los Angeles in the summer of 2006 and to convert a total of four Abercrombie & Fitch stores to Hollister stores.

In Fiscal 2006, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to increase from last year’s actual of approximately $114 to approximately $130. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to increase from last year’s actual of approximately $154 to approximately $169. The change from last year’s estimates for Hollister and abercrombie were driven by a number of factors, including store location, construction material pricing, landlord allowance levels, and furniture and fixture additions. In addition, varying allowance levels for the small number of abercrombie stores added in Fiscal 2005 prevent a meaningful comparison with Fiscal 2006 expected costs. Due to variances in landlord allowances and other characteristics unique to the three new Abercrombie & Fitch locations currently identified for Fiscal 2006, the construction costs, net of construction allowances, of these stores are also higher than last year’s actual per store costs. The Company believes that the construction costs of the three identified Abercrombie & Fitch stores are not representative of the costs the Company expects to incur for the remaining Abercrombie & Fitch stores planned in Fiscal 2006. The Company expects initial inventory purchases for the stores to average approximately $371,000, $148,000 and $243,000 per store for Abercrombie & Fitch, abercrombie and Hollister, respectively.
The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations.
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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as stores and distribution expense. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company considers the probability of the gift card being redeemed to be remote for 50% of the balance of gift cards at 24 months after the date of issuance and remote for the remaining balance at 36 months after the date of issuance and at that time recognizes the remaining balance as other operating income. At January 28, 2006 and January 29, 2005, the gift card liability on the Company’s Consolidated Balance Sheet was $53.2 million and $41.7 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2005 and Fiscal 2004, the Company recognized other operating income for adjustments to the gift card liability of $2.4 million and $4.3 million, respectively. No income for adjustments to the gift card liability was recognized during Fiscal 2003.

Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The retail method of inventory valuation is an averaging technique applied to different categories of inventory. At the Company, the averaging is determined at the stock keeping unit (“SKU”) level by averaging all costs for each SKU. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The use of the retail method and the recording of markdowns effectively values inventory at the lower of cost or market. At the end of the first and third fiscal quarters, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory.
Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, IMU, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes that this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.
Property and Equipment — Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and 3 to 10 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent results of operations and projected cash flows.
Income Taxes — Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
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
Equity Compensation Expense — The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Accordingly, no compensation expense for options has been recognized because all options are granted at fair market value on the grant date. The Company recognizes compensation expense related to restricted stock unit awards to associates and non-associate directors.
For the disclosure requirement of SFAS No. 123, the Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The Company uses the vesting period of the stock option as a proxy for the term of the option. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.
The fair market value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair market valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Stock Based Compensation,” being equal, a 10% increase in term will yield a 4% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 8% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility will not have a material effect on the Company’s results since the number of stock options granted during the period was not material.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This standard is a revision of SFAS No. 123 and requires all share-based payments to employees, including grants of employee stock options and similar awards, to be recognized in the financial statements based on their fair values measured at the grant date.
In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to annual periods beginning after June 15, 2005 for public companies. Based on stock options previously issued, but not fully vested, and stock options to be granted during Fiscal 2006, the Company expects that the implementation of SFAS No. 123(R) will result in a charge of approximately $0.10 per fully-diluted share for Fiscal 2006.
Effective January 28, 2006, the Company adopted FASB Interpretation No. 47 (“FIN 47”,) “Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143,“Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 did not have any effect on the Company’s results of operations or its financial position.
IMPACT OF INFLATION
The Company’s results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on its results of operations and financial condition have been minor.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and could have maturities ranging from three months to forty years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For Fiscal 2005, there were no realized gains or losses, and as of January 28, 2006, net unrealized holding losses were $718,000.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from one to 49 days. Failed auctions rarely occur. As of January 28, 2006, the Company held approximately $411.2 million in marketable securities.
The Company does not enter into financial instruments for trading purposes.
As of January 28, 2006, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company’s market risk profile as of January 28, 2006 has not significantly changed since January 29, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(Thousands except per share amounts)

	2005	2004	2003
NET SALES	$2,784,711	$2,021,253	$1,707,810
Cost of Goods Sold	933,295	680,029	624,640

GROSS PROFIT	1,851,416	1,341,224	1,083,170

Stores and Distribution Expense	1,000,755	738,244	597,416
Marketing, General & Administrative Expense	313,457	259,835	155,553
Other Operating Income, Net	(5,534)	(4,490)	(979)

OPERATING INCOME	542,738	347,635	331,180

Interest Income, Net	(6,674)	(5,218)	(3,708)

INCOME BEFORE INCOME TAXES	549,412	352,853	334,888

Provision for Income Taxes	215,426	136,477	130,058

NET INCOME	$333,986	$216,376	$204,830

NET INCOME PER SHARE:

BASIC	$3.83	$2.33	$2.12

FULLY DILUTED	$3.66	$2.28	$2.06

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC	87,161	92,777	96,833

FULLY DILUTED	91,221	95,110	99,580

DIVIDENDS DECLARED PER SHARE	$0.60	$0.50	$—

OTHER COMPREHENSIVE INCOME

Cumulative Foreign Currency Translation Adjustments	$(78)	—	—
Unrealized Gains (Losses) on Marketable Securities	(718)	—	—

Other Comprehensive Income (Loss)	$(796)	—	—

COMPREHENSIVE INCOME	$333,190	$216,376	$204,830

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED BALANCE SHEETS
(Thousands)

	January 28,	January 29,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$50,687	$338,735
Marketable Securities	411,167	—
Receivables	41,855	37,760
Inventories	362,536	211,198
Deferred Income Taxes	29,654	39,090
Other Current Assets	51,185	44,001

TOTAL CURRENT ASSETS	947,084	670,784

PROPERTY AND EQUIPMENT, NET	813,603	687,011

OTHER ASSETS	29,031	28,996

TOTAL ASSETS	$1,789,718	$1,386,791

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$86,572	$83,760
Outstanding Checks	58,741	53,577
Accrued Expenses	215,034	205,153
Deferred Lease Credits	31,727	31,135
Income Taxes Payable	99,480	55,587

TOTAL CURRENT LIABILITIES	491,554	429,212

LONG TERM LIABILITIES:
Deferred Income Taxes	38,496	50,032
Deferred Lease Credits	191,225	177,923
Other Liabilities	73,326	60,298

TOTAL LONG TERM LIABILITIES	303,047	288,253

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at January 28, 2006 and January 29, 2005, respectively	1,033	1,033
Paid-In Capital	161,678	140,251
Retained Earnings	1,357,791	1,076,023
Accumulated Other Comprehensive Income	(796)	—
Deferred Compensation	26,206	15,048

Treasury Stock, at Average Cost 15,573,789 and 17,262,943 shares at January 28, 2006 and January 29, 2005, respectively	(550,795)	(563,029)

TOTAL SHAREHOLDERS’ EQUITY	995,117	669,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,789,718	$1,386,791

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Thousands)
	Common Stock					Treasury Stock		Total
	Shares		Paid-In	Retained	Deferred		At Average	Shareholders’
	Outstanding	Par Value	Capital	Earnings	Compensation	Shares	Cost	Equity
Balance, February 1, 2003	97,269	$1,033	$142,577	$701,255	$6,184	6,030	$(114,743)	$736,307
Purchase of Treasury Stock	(4,401)	—	—	—	—	4,401	(115,670)	(115,670)
Net Income	—	—	—	204,830	—	—	—	204,830
Restricted Stock Unit Issuance	149	—	83	—	(5,230)	(149)	2,862	(2,285)
Restricted Stock Unit Expense	—	—		—	5,311	—	—	5,311
Stock Option Exercises	1,590	—	(13,026)	—	—	(1,590)	32,793	19,767
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	9,505	—	—	—	—	9,505
Balance, January 31, 2004	94,607	$1,033	$139,139	$906,085	$6,265	8,692	$(194,758)	$857,765

Purchase of Treasury Stock	(11,151)	—	—	—	—	11,151	(434,658)	(434,658)
Net Income	—	—	—	216,376	—	—	—	216,376
Restricted Stock Unit Issuance	24	—	108	—	(1,578)	(24)	542	(928)
Restricted Stock Unit Expense	—	—	—	—	10,361	—	—	10,361
Stock Option Exercises	2,556		(16,304)	—	—	(2,556)	65,845	49,541
Dividends ($0.50 per share)	—	—	—	(46,438)	—	—	—	(46,438)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	17,308	—	—	—	—	17,308
Balance, January 29, 2005	86,036	$1,033	$140,251	$1,076,023	$15,048	17,263	$(563,029)	$669,326

Purchase of Treasury Stock	(1,765)	—	—	—	—	1,765	(103,296)	(103,296)
Net Income	—	—	—	333,986	—	—	—	333,986
Restricted Stock Unit Issuance	166	—	(4,297)	—	(12,966)	(166)	5,650	(11,613)
Restricted Stock Unit Expense	—	—	—	—	24,124	—	—	24,124
Stock Option Exercises	3,289	—	(26,985)	—	—	(3,289)	109,880	82,895
Dividends ($0.60 per share)	—	—	—	(52,218)	—	—	—	(52,218)
Unrealized Gains (Losses) on Marketable Securities	—	—	—	(718)	—	—	—	(718)
Cumulative Foreign Currency Translation Adjustments	—	—	—	(78)	—	—	—	(78)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	52,709	—	—	—	—	52,709

Balance, January 28, 2006	87,726	$1,033	$161,678	$1,356,995	$26,206	15,574	$(550,795)	$995,117

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)	2005	2004	2003
OPERATING ACTIVITIES:
Net Income	$333,986	$216,376	$204,830

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	124,206	105,814	89,539
Amortization of Deferred Lease Credits	(32,527)	(32,794)	(24,774)
Non-cash Charge for Deferred Compensation	29,347	17,378	11,186
Deferred Taxes	(2,099)	3,942	7,126
Non-Cash Charge for Asset Impairment	272	1,190	—
Loss on Disposal of Assets	7,386	4,664	—
Lessor Construction Allowances	42,336	55,009	60,649
Changes in Assets and Liabilities:
Inventories	(146,314)	(34,445)	(27,397)
Accounts Payable and Accrued Expenses	(2,912)	99,388	15,551
Income Taxes	43,893	1,659	954
Tax Benefit of Stock Option Exercises	52,709	17,308	9,505
Other Assets and Liabilities	3,307	(31,705)	(6,355)

NET CASH PROVIDED BY OPERATING ACTIVITIES	453,590	423,784	340,814

INVESTING ACTIVITIES:
Capital Expenditures	(256,422)	(185,065)	(159,777)
Marketable Securities Activity:
Purchases	(1,016,986)	(4,314,070)	(3,849,077)
Proceeds from Sales	605,101	4,778,770	3,771,085

Net Marketable Securities Activity	(411,885)	464,700	(77,992)

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(668,307)	279,635	(237,769)

FINANCING ACTIVITIES:
Change in Outstanding Checks	5,164	20,404	4,145
Purchase of Treasury Stock	(103,296)	(434,658)	(115,670)
Stock Option Exercises and Other	77,019	48,927	19,767
Dividends Paid	(52,218)	(46,438)	—

NET CASH USED FOR FINANCING ACTIVITIES	(73,331)	(411,765)	(91,758)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(288,048)	291,654	11,287
Cash and Equivalents, Beginning of Year	338,735	47,081	35,794

CASH AND EQUIVALENTS, END OF PERIOD	$50,687	$338,735	$47,081

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$3,754	$(15,513)	$18,589

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.
The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, A&F and its wholly-owned subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2005” represent the results for the 52-week fiscal year ended January 28, 2006; to “Fiscal 2004” represent the 52-week fiscal year ended January 29, 2005; and to “Fiscal 2003” represent the 52-week fiscal year ended January 31, 2004. In addition, references herein to “Fiscal 2006” represent the 53-week fiscal year that will end on February 3, 2007.
RECLASSIFICATIONS
Certain amounts have been reclassified to conform with the current year presentation. Amounts reclassified did not have an effect on the Company’s results of operations or total shareholders’ equity. On the Consolidated Balance Sheet for the year ended January 29, 2005, the Company reclassified (a) deferred income tax assets ($44.4 million) that were previously netted against income tax payable to current assets; (b) the long-term portion of straight-line rent ($32.9 million) from an accrued expense to other long-term liabilities and the corresponding deferred income tax asset ($13.2 million) from current to long-term deferred income taxes; (c) the long-term portion of executive severance ($6.6 million) from accrued expense to other long-term liabilities; (d) the portion of gift card liabilities ($10.4 million) that was previously classified in other long-term liabilities to accrued expense; (e) a portion of store supplies ($20.6 million) from current assets to other non-current assets and the corresponding deferred income tax liability ($7.8 million) from current to long-term deferred income taxes; (f) deferred compensation ($15.0 million) to be shown as a separate component of shareholders’ equity; and (g) third party credit card receivables ($11.6 million) from cash equivalents to receivables. On the Consolidated Statements of Cash Flows, the reclassification of third party credit card receivables during Fiscal 2004 and Fiscal 2003 decreased the ending cash balance and other assets and liabilities by $11.6 million and $9.3 million, respectively. All other reclassifications were within the operating activity section of the Consolidated Statements of Cash Flows.

Beginning with the first quarter of the fiscal year ending January 28, 2006, the Company reclassified the condensed consolidated statements of net income and comprehensive income. In prior periods, the Company included buying and occupancy costs as well as certain home office expenses as part of the gross profit calculation. The Company believes that presenting gross profit as a function of sales reduced solely by cost of goods sold, as well as presenting stores and distribution expense and marketing, general and administrative expense, as individual expense categories, provides a clearer and more transparent representation of gross selling margin and operating expenses. Prior period results have been reclassified accordingly.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
CASH AND EQUIVALENTS
Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days. Outstanding checks at year-end are reclassified in the balance sheet from cash to accounts payable to be reflected as liabilities.
MARKETABLE SECURITIES
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At January 28, 2006, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value, with maturities that could range from three months to 40 years.
The Company began investing in municipal notes and bonds during the Fiscal 2005. These investments have early redemption provisions at predetermined prices. For the fiscal year ended January 28, 2006, there were no realized gains or losses and as of January 28, 2006, net unrealized holding losses were $718,000.
For the Company’s investments in auction rate securities, the interest rates reset through an auction process at predetermined periods ranging from one to 49 days. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.
At January 28, 2006, the Company held approximately $411.2 million in marketable securities and at January 29, 2005, the Company had no investments in marketable securities.
CREDIT CARD RECEIVABLES
As part of the normal course of business, the Company has approximately two to three days of sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as receivables. At January 28, 2006 and January 29, 2005, credit card receivables were $17.3 million and $11.6 million, respectively.

INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.
The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company further reduces inventory at season end by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell through the inventory for the season just passed. Markdowns on this carryover inventory represent estimated future anticipated selling price declines. Additionally, inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total season. Further, as part of inventory valuation, inventory shrinkage estimates are made, based on historical trends, that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.
The markdown reserve was $10.0 million and $6.6 million at January 28, 2006 and January 29, 2005, respectively. The shrink reserve was $3.8 million and $2.9 million at January 28, 2006 and January 29, 2005, respectively.
STORE SUPPLIES
The initial inventory of supplies for new stores including, but not limited to, security tags, hangers and miscellaneous supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimates useful lives, the Company expenses all subsequent replacements and adjusts the balance, as appropriate, for changes in quantities or cost. This policy approximates the expense that would have been recognized under generally accepted accounting principles (“GAAP”). Store supply categories are classified as current or non-current based on their estimated useful lives. Packaging is expensed as used. Current store supplies were $16.1 million and $16.0 million at January 28, 2006 and January 29, 2005, respectively. Non-current store supplies were $20.6 million at both January 28, 2006 and January 29, 2005.
PROPERTY AND EQUIPMENT
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of 10 years or the life of the lease for leasehold improvements and three to 10 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.
Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent results of operations and projected cash flows. The Company incurred impairment charges of $272,000 and $1.2 million in Fiscal 2005 and Fiscal 2004, respectively.

INCOME TAXES
Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
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
SHAREHOLDERS’ EQUITY
At January 28, 2006 and January 29, 2005, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 87.7 million and 86.0 million shares were outstanding at January 28, 2006 and January 29, 2005, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 28, 2006 and January 29, 2005, respectively. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 14 for information about Preferred Stock Purchase Rights.
Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.
REVENUE RECOGNITION
The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as stores and distribution expense. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire nor lose value over periods of inactivity.

The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company considers the probability of the gift card being redeemed to be remote for 50% of the balance of gift cards at 24 months after the date of issuance and remote for the remaining balance at 36 months after the date of issuance and at that time recognizes the remaining balance as other operating income. At January 28, 2006 and January 29, 2005, the gift card liability on the Company’s Consolidated Balance Sheet was $53.2 million and $41.7 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2005 and Fiscal 2004, the Company recognized other operating income for adjustments to the gift card liability of $2.4 million and $4.3 million, respectively. No income for adjustments to the gift card liability was recognized during Fiscal 2003.
The Company does not include tax amounts collected as part of the sales transaction in its net sales results.
COST OF GOODS SOLD
Cost of goods sold includes cost of merchandise, markdowns, inventory shrink and valuation reserves and outbound freight expenses.
STORES AND DISTRIBUTION EXPENSE
Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance, other store support functions, direct-to-consumer and distribution center expenses.
MARKETING, GENERAL & ADMINISTRATIVE EXPENSE
Marketing, general and administrative expense includes photography and media ads, store marketing, home office payroll, except for those departments included in stores and distribution expense, information technology, outside services such as legal and consulting, relocation and employment and travel expenses.
OTHER OPERATING INCOME, NET
Other operating income consists primarily of gift card balances whose likelihood of redemption the Company has determined to be remote and are therefore recognized as income.
CATALOGUE AND ADVERTISING COSTS
Catalogue costs, consist primarily of catalogue production and mailing costs and are expensed as incurred as a component of “Stores and Distribution Expense.” Advertising costs consist of in-store photographs and advertising in selected national publications and billboards and are expensed as part of “Marketing, General and Administrative Expense” when the photographs or publications first appear. Catalogue and advertising costs, which include photo shoot costs, amounted to $36.1 million in Fiscal 2005, $33.8 million in Fiscal 2004 and $33.6 million in Fiscal 2003.

OPERATING LEASES
The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.
For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statement of net income and comprehensive income over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statement of net income and comprehensive income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.
Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when management determines that achieving the specified levels during the fiscal year is probable.
STORE PRE-OPENING EXPENSES
Pre-opening expenses related to new store openings are charged to operations as incurred.
DESIGN AND DEVELOPMENT COSTS
Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of “Marketing, General and Administrative Expense.”
FAIR VALUE OF FINANCIAL INSTRUMENTS
The recorded values of current assets and current liabilities, including receivables, marketable securities and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

STOCK-BASED COMPENSATION
The Company reports stock-based compensation through the disclosure-only requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options has been recognized because all options are granted at fair market value on the grant date. The Company recognizes compensation expense related to restricted share awards. If compensation expense related to options had been determined based on the estimated fair value of options granted in Fiscal 2005, Fiscal 2004 and Fiscal 2003, consistent with the methodology in SFAS 123, the pro forma effect on net income and net income per basic and fully-diluted share would have been as follows:
(Thousands except per share amounts)

	2005	2004	2003
Net income:
As reported	$333,986	$216,376	$204,830
Stock-based compensation expense included in reported net income, net of tax(1)	14,716	6,358	3,250
Stock-based compensation expense determined under fair value based method, net of tax	(36,689)	(27,720)	(27,274)

Pro forma	$312,013	$195,014	$180,806

Basic earnings per share:
As reported	$3.83	$2.33	$2.12
Pro forma	$3.58	$2.10	$1.87

Fully-diluted earnings per share:
As reported	$3.66	$2.28	$2.06
Pro forma	$3.38	$2.05	$1.83

(1)	Includes stock-based compensation expense related to restricted share awards actually recognized in earnings in each period presented using the intrinsic value method.
The average weighted-average fair value of options were $23.01, $15.05 and $14.18 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model, which is included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Dividend yield	1.1%	1.3%	—
Price volatility	47%	56%	63%
Risk-free interest rate	4.0%	3.2%	3.0%
Annual forfeiture rate	5.7%	6.4%	5.3%
Expected life (years)	4	4	4

For options granted to non-associates directors during Fiscal 2005, the weighted-average fair value of the options was $8.42. The fair value of each option was estimated using the Black-Scholes option-pricing model, which is included in the pro forma results above. For purposes of the valuation, the following weighted-average assumptions were used: a 1.23% dividend yield; stock price volatility over the expected term of 37%; risk-free interest rate of 3.33%; annual forfeiture rate of 9%; and expected term of 1 year.
EARNINGS PER SHARE
Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per fully-diluted share includes the weighted-average effect of dilutive stock options and restricted shares.
Weighted-Average Shares Outstanding (in thousands):

	2005	2004	2003
Shares of Class A Common Stock issued	103,300	103,300	103,300
Treasury shares outstanding	(16,139)	(10,523)	(6,467)

Basic shares outstanding	87,161	92,777	96,833

Dilutive effect of options and restricted shares	4,060	2,333	2,747

Fully-diluted shares outstanding	91,221	95,110	99,580

Options to purchase 150,500, 5,213,000 and 6,151,000 shares of Class A Common Stock were outstanding at fiscal year-end 2005, 2004 and 2003, respectively, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.
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
In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) to annual periods beginning after June 15, 2005 for public companies. The Company adopted FAS 123(R) at the beginning of the first quarter of Fiscal 2006 using the modified prospective application transition method. Based on stock options previously issued, but not fully vested, and stock options to be granted during Fiscal 2006, the Company expects that the implementation of SFAS No. 123(R) will result in a charge of approximately $0.10 per fully-diluted share for Fiscal 2006.
Effective January 28, 2006, the Company adopted FASB Interpretation No. 47 (“FIN 47”), “Conditional Asset Retirement Obligations,” which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 did not have any effect on the Company’s results of operations or its financial position.

4. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of (thousands):

	2005	2004
Land	$15,985	$15,985
Building	117,398	110,971
Furniture, fixtures and equipment	444,540	509,349
Leasehold improvements	625,732	402,535
Construction in progress	79,480	27,782
Other	3,248	6,790

Total	$1,286,383	$1,073,412

Less: Accumulated depreciation and amortization	472,780	386,401

Property and equipment, net	$813,603	$687,011

5. DEFERRED LEASE CREDITS, NET
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are reclassified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (thousands):

	2005	2004
Deferred lease credits	$376,460	$334,175
Amortized deferred lease credits	(153,508)	(125,117)

Total deferred lease credits, net	$222,952	$209,058

6. LEASED FACILITIES AND COMMITMENTS
Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.
A summary of rent expense follows (thousands):

	2005	2004	2003
Store rent:
Fixed minimum	$170,009	$141,450	$122,001
Contingent	16,178	6,932	5,194

Total store rent	$186,187	$148,382	$127,195

Buildings, equipment and other	3,241	1,663	1,219

Total rent expense	$189,428	$150,045	$128,414

At January 28, 2006, the Company was committed to non-cancelable leases with remaining terms of one to 15 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

2006	$187,674
2007	$187,397
2008	$178,595
2009	$169,856
2010	$155,670
Thereafter	$538,635
7. ACCRUED EXPENSES
Accrued expenses consisted of the following (thousands):

	2005	2004
Rent and landlord charges	$23,847	$13,843
Gift card liability	53,150	41,707
Employee salaries and bonus	30,250	21,985
Accrual for construction in progress	19,510	15,756
Property, franchise and other taxes	13,600	9,228
Other	74,677	102,634

Total	$215,034	$205,153

Other accrued expenses in Fiscal 2004 included $49.1 million related to the settlement of three related class action employment discrimination lawsuits.

8. INCOME TAXES
The provision for income taxes consisted of (thousands):

	2005	2004	2003
Currently Payable:
Federal	$184,884	$112,537	$101,692
State	32,641	19,998	18,248

	$217,525	$132,535	$119,940

Deferred:
Federal	$(5,980)	$2,684	$8,601
State	3,881	1,258	1,517

	$(2,099)	$3,942	$10,118

Total provision	$215,426	$136,477	$130,058

A reconciliation between the statutory Federal income tax rate and the effective income tax rate follows:

	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal income tax effect	4.3	3.9	3.8
Other items, net	(0.1)	(0.2)	—

Total	39.2%	38.7%	38.8%

Amounts paid directly to taxing authorities were $122.0 million, $114.0 million and $113.0 million in Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

The effect of temporary differences which give rise to deferred income tax assets (liabilities) was as follows (thousands):

	2005	2004
Deferred tax assets:
Deferred compensation	$24,046	$16,205
Rent	88,399	98,793
Accrued expenses	11,340	7,194
Inventory	3,982	3,268
Legal Expense	2,977	15,288

Total deferred tax assets	$130,744	$140,748

Deferred tax liabilities:
Store supplies	$(10,851)	$(10,542)
Property and equipment	(128,735)	(141,147)

Total deferred tax liabilities	$(139,586)	$(151,689)

Net deferred income tax liabilities	$(8,842)	$(10,941)

No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future.
9. LONG-TERM DEBT
On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade, stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the LIBO rate. The facility fees payable under the Amended Credit Agreement are based on the Company’s leverage ratio of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period. The facility fees are projected to accrue between 0.15% and 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases), hedging transactions and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $45.1 million and $49.6 million were outstanding under the Amended Credit Agreement at January 28, 2006 and January 29, 2005, respectively. No borrowings were outstanding under the Amended Credit Agreement at January 28, 2006 and January 29, 2005.

10. RELATED PARTY TRANSACTIONS
Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who served on A&F’s Board of Directors until June 15, 2005, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during his tenure as a Director in Fiscal 2005, Fiscal 2004 and Fiscal 2003 were approximately $863,000, $2.1 million and $2.0 million, respectively. These amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.
11. STOCK OPTIONS AND RESTRICTED STOCK UNITS
Under the Company’s stock plans, associates and non-associate directors may be granted up to a total of 25.9 million restricted shares and options to purchase A&F’s common stock at the market price on the date of grant. In Fiscal 2005, associates of the Company were granted options covering approximately 479,900 shares, with a vesting period of four years. Options covering a total of 20,000 shares were granted to non-associate directors in Fiscal 2005. Options granted to the non-associate directors vest on the first anniversary of the grant date. All options have a maximum term of ten years.

				Options Exercisable at
Options Outstanding at January 28, 2006				January 28, 2006
		Weighted-Average
Range of Exercise		Remaining	Weighted-Average		Weighted-Average
Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$8-$23	320,143	3.0	$15.06	233,393	$17.29
$23-$38	3,627,288	5.6	$27.43	2,612,387	$27.52
$38-$53	4,651,400	3.7	$44.04	3,435,750	$43.96
$53-$71	383,000	7.8	$57.80	2,500	$59.98
$71 & over	79,000	9.5	$71.10	—	$—

$8-$71	9,060,831	4.6	$37.18	6,284,030	$36.14

        A summary of option activity for Fiscal 2005, Fiscal 2004 and Fiscal 2003 follows:

	2005
		Weighted-Average
	Shares	Option Price
Outstanding at beginning of year	12,029,900	$32.44
Granted	499,900	59.67
Exercised	(3,288,612)	23.16
Canceled	(180,357)	32.63
Outstanding at end of year	9,060,831	$37.18

Options exercisable at year-end	6,284,030	$36.14

	2004
		Weighted-Average
	Shares	Option Price
Outstanding at beginning of year	14,839,900	$30.03
Granted	484,000	36.48
Exercised	(2,556,000)	19.49
Canceled	(738,000)	31.67

Outstanding at end of year	12,029,900	$32.44

Options exercisable at year-end	6,862,000	$31.09

	2003
		Weighted-Average
	Shares	Option Price
Outstanding at beginning of year	16,059,000	$28.31
Granted	640,000	27.89
Exercised	(1,586,600)	12.39
Canceled	(272,500)	27.04

Outstanding at end of year	14,839,900	$30.03

Options exercisable at year-end	6,191,000	$27.04

Approximately 627,100, 507,500 and 78,000 restricted shares were granted in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, with a total market value at grant date of $36.3 million, $16.0 million and $2.1 million, respectively. The restricted share grants primarily vest on a graduated scale over four years for associates or over one year for non-associate directors. The market value of restricted shares is amortized as compensation expense over the vesting period. Compensation expenses related to restricted share awards amounted to $24.1 million, $10.4 million and $5.3 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

12. RETIREMENT BENEFITS
The Company maintains a qualified defined contribution retirement plan and a nonqualified retirement plan. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21. Participation in the nonqualified plan is subject to service and compensation requirements. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of these plans was $10.5 million in Fiscal 2005, $9.9 million in Fiscal 2004 and $7.0 million in Fiscal 2003.
Effective February 2, 2003, the Company established a Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman. Subject to service requirements, the Chairman will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Amended and Restated Employment Agreement, dated as of August 15, 2005, between the Company and its Chairman.
13. CONTINGENCIES
A&F is a defendant in lawsuits arising in the ordinary course of business.
A&F is aware of 20 actions that have been filed against A&F and certain of its current and former officers and directors on behalf of a purported, but as yet uncertified, class of shareholders who purchased A&F’s Class A Common Stock between October 8, 1999 and October 13, 1999. These 20 actions have been filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages. On April 12, 2000, the Judicial Panel on Multidistrict Litigation issued a Transfer Order transferring the 20 pending actions to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. On November 16, 2000, the Court signed an Order appointing the Hicks Group, a group of seven unrelated investors in A&F’s Common Stock, as lead plaintiff, and appointing lead counsel in the consolidated action. On December 14, 2000, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”) in which they did not name as defendants Lazard Freres & Co. and Todd Slater, who had formerly been named as defendants in certain of the 20 complaints. On February 14, 2001, A&F and the other defendants filed motions to dismiss the Amended Complaint. On November 14, 2003, the motions to dismiss the Amended Complaint were denied as to all defendants except Michelle Donnan-Martin. On December 2, 2003, A&F and the other defendants moved for reconsideration or reargument of the November 14, 2003 order denying the motions to dismiss. On February 23, 2004, the motions for reconsideration or reargument were denied. On April 1, 2004, plaintiffs filed a motion for class certification. On April 8, 2005, A&F and the other defendants filed their opposition to plaintiffs’ motion for class certification. The Court has yet to rule on the plaintiffs’ motion for class certification. The parties are currently conducting merits discovery.

Five class actions have been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plantiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. These cases have been consolidated with the Fuller case described in the following paragraph.
In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. Because of its similarities to the Mitchell case, on April 19, 2005, the defendant filed a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. Unlike the Mitchell case described above, defendants have not moved for summary judgment in the Fuller case and it remains pending.
In Bryan T. Kimbell, Individually and on Behalf of All Others Similarly Situated and on Behalf of the Public v. Abercrombie & Fitch Stores, Inc., which was filed on July 10, 2002 in the California Superior Court for Los Angeles County, the plaintiffs alleged that California general and store managers were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The parties have agreed to a settlement of this matter, which was finally approved by the California Superior Court for Los Angeles County on January 12, 2006. The settlement did not have a material effect on the Company’s consolidated financial statements.

On October 25, 2005, a purported class action, styled Gibson v. Hollister Co., was filed in the Superior Court of Orange County, California. The plaintiff alleges the following claims for herself and a purported class and subclasses of hourly employees employed by Hollister in the State of California: failure to provide and maintain uniforms; failure to pay regular and overtime wages; failure to provide rest periods and meal periods or compensation in lieu thereof; failure to timely pay wages due at termination; failure to itemize wage statements; conversion; and violation of unfair competition law. The Complaint cites various California statutes, orders and regulations. The Complaint seeks compensatory damages for alleged unpaid wages due to the plaintiff and the purported class, penalties, injunctive relief, attorneys’ fees, interest and costs. The defendant filed an answer to the complaint on January 25, 2006.
In Eltrich v. Abercrombie & Fitch Stores, Inc., a purported class action which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. Plaintiff filed an Amended Complaint on November 30, 2005. The Amended Complaint seeks compensatory damages for alleged unpaid wages due to the plaintiff and the purported class, penalties, injunctive relief, attorneys' fees, interest and costs. The defendant filed an answer to the Amended Complaint on or about January 27, 2006.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006 , the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law, and seek unspecified monetary damages, class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings.
In December 2005, the SEC issued a formal order of investigation concerning trading in shares of A&F’s Class A Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.

On December 9, 2005, a purported class action, styled Rankin, et al. v. Abercrombie & Fitch Stores, Inc., was filed by plaintiff Will Rankin in the Circuit Court of the State of Oregon for the County of Multnomah. By a First Amended Complaint dated January 9, 2006, two additional plaintiffs were named — Chris Masagatani and Kayti Kersten. The plaintiffs allege, on behalf of themselves and a purported class of in-store managers and hourly employees, that they were required to purchase clothing and that the costs of purchases reduced actual wages earned in violation of Oregon’s minimum wage laws. The First Amended Complaint seeks payment of alleged wages due to plaintiffs and the purported class, civil penalties under Oregon statutes, a permanent injunction, attorneys’ fees and prejudgment interest. The defendant filed an answer to the First Amended Complaint on February 8, 2006.
Management intends to vigorously defend the aforesaid matters, as appropriate, and believes that the outcome of its pending litigation and administrative investigation will not have a material adverse effect upon the financial condition or results of operations of the Company. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the overtime compensation claims and the Securities Matters, the Company’s exposure could have a material adverse effect upon the financial condition or results of operations of the Company.

14. PREFERRED STOCK PURCHASE RIGHTS
On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock, par value $.01 per share (the “Common Stock”), of A&F. The dividend was paid on July 28, 1998 to shareholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on A&F’s Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 and prior to the Distribution Date has been and will be issued with 0.50 Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have 0.50 Right attached.
The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock after a Distribution Date occurs. The “Distribution Date” generally means the earlier of (i) the close of business on the 10th day after the date (the “Share Acquisition Date”) of the first public announcement that a person or group (other than A&F or any of A&F’s subsidiaries or any employee benefit plan of A&F or any of A&F’s subsidiaries) has acquired beneficial ownership of 20% or more of A&F’s outstanding shares of Common Stock (an “Acquiring Person”) or (ii) the close of business on the 10th business day (or such later date as A&F’s Board of Directors may designate before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date. After the Distribution Date, each whole Right may be exercised to purchase, at an initial exercise price of $250, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock.
At any time after any person becomes an Acquiring Person (but before the occurrence of any of the events described in the immediately following paragraph), each holder of a Right (other than the Acquiring Person and certain affiliated persons) will be entitled to purchase, upon exercise of the Right, shares of Common Stock having a market value of twice the exercise price of the Right. At any time after any person becomes an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares of Common Stock or the occurrence of any of the events described in the immediately following paragraph), A&F’s Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person and certain affiliated persons) for shares of Common Stock at an exchange ratio of one share of Common Stock per 0.50 Right.
If, after any person has become an Acquiring Person, (i) A&F is involved in a merger or other business combination transaction in which A&F is not the surviving corporation or A&F’s Common Stock is exchanged for other securities or assets or (ii) A&F and/or one or more of A&F’s subsidiaries sell or otherwise transfer 50% or more of the assets or earning power of A&F and its subsidiaries, taken as a whole, each holder of a Right (other than the Acquiring Person and certain affiliated persons) will be entitled to buy, for the exercise price of the Rights, the number of shares of common stock of the other party to the business combination or sale (or in certain circumstances, an affiliate) which at the time of such transaction will have a market value of twice the exercise price of the Right.

The Rights will expire on July 16, 2008, unless earlier exchanged or redeemed. A&F may redeem all of the Rights at a price of $.01 per whole Right at any time before any person becomes an Acquiring Person.
Rights holders have no rights as a shareholder of A&F, including the right to vote and to receive dividends.
15. COMPREHENSIVE INCOME
Comprehensive income consists of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities.
16. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial results for Fiscal 2005 and Fiscal 2004 follow (thousands except per share amounts):

Fiscal 2005 Quarter	First	Second	Third	Fourth
Net sales	$546,810	$571,591	$704,918	$961,392
Gross profit	$357,252	$389,660	$465,086	$639,418
Operating income	$68,289	$91,087	$115,874	$267,488
Net income	$40,359	$57,401	$71,600	$164,626
Net income per basic share	$0.47	$0.66	$0.81	$1.88
Net income per fully-diluted share	$0.45	$0.63	$0.79	$1.80

Fiscal 2004 Quarter	First	Second	Third	Fourth
Net sales	$411,930	$401,346	$520,724	$687,254
Gross profit	$267,924	$280,917	$336,617	$455,767
Operating income	$46,722	$68,762	$61,978	$170,175
Net income	$29,317	$42,888	$39,911	$104,260
Net income per basic share	$0.31	$0.45	$0.43	$1.19
Net income per fully-diluted share	$0.30	$0.44	$0.42	$1.15

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Abercrombie & Fitch Co.:
We have completed integrated audits of Abercrombie & Fitch Co.’s fiscal 2005 and fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Columbus, Ohio
April 3, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 28, 2006. The Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the material weakness discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 had been remediated in the first fiscal quarter ended April 30, 2005 and the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 28, 2006, the period covered by this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 28, 2006 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006 and from the text under the caption “Supplemental Item — Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.
Code of Business Conduct
Information concerning the Company’s Code of Business Conduct is incorporated by reference from the text under the caption “Election of Directors — Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.
ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is set forth under the captions “Executive Compensation” and “Election of Directors — Compensation of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006 and is incorporated herein by reference. Such incorporation by reference shall not be deemed specifically to incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.
Information concerning equity compensation plans is incorporated by reference from the text under the caption “Equity Compensation Plans” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information concerning certain relationships and related transactions involving the Company and certain others is incorporated by reference from the text under the captions “Election of Directors - Compensation Committee Interlocks and Insider Participation” and “Election of Directors — Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the Company’s pre-approval policy and services rendered by the Company’s principal independent auditors is incorporated by reference from the text under captions “Audit Committee Matters — Pre-Approval Policy” and “ — Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

Consolidated Statements of Net Income and Comprehensive Income for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Notes to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules:

All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 001-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 001-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, National City Bank, JPMorgan Chase Bank, N.A., National City Bank and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.3	First Amendment, dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

4.4	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.5	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.6	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.7	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

*10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002 (File No. 001-12107).

*10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).

*10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.5	Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated February 11, 2003 and filed February 12, 2003 (File No. 001-12107).

*10.6	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.7	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.8	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.9	Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004, incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

*10.10	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.11	Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.12	Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.13	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.14	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.15	Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.16	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.17	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.18	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.19	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.20	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.21	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.22	Letter providing terms of offer of employment, executed by A&F on October 20, 2004 and accepted by Thomas D. Mendenhall on October 22, 2004, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.23	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).

*10.24	Amendment to Employment Agreement, entered into as of April 11, 2005, by A&F and Robert Singer, amending the Employment Agreement entered into as of May 17, 2004, incorporated herein by reference to Exhibit 10.26 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (File No. 001-12107).

*10.25	Employment Separation Agreement, executed by A&F on February 17, 2005, and by Carole Kerner on February 7, 2005, incorporated herein by reference to Exhibit 10.27 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (File No. 001-12107).

*10.26	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

*10.27	Form of Stock Option Agreement (Nonstatutory Stock Option) under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.28	Form of Restricted Stock Unit Award Agreement for Employees under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.30	Amended and Restated Employment Agreement, entered into by A&F and Michael S. Jeffries on August 23, 2005, and effective as of August 15, 2005, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).

*10.31	Separation Agreement, executed by A&F and Robert Singer on August 31, 2005, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 31, 2005 (File No. 001-12107).

*10.32	Summary of Compensation Structure for Non-Employee Members and Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 — “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 15, 2005 (File No. 001-12107).

*10.33	Form of Stock Option Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006.

*10.34	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006.

*10.35	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006.

*10.36	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006.

10.37	Stipulation of Settlement dated April 8, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

10.38	Supplemental Stipulation of Settlement dated June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 001-12107).

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: April 3, 2006	By /s/ MICHAEL W. KRAMER
Michael W. Kramer,
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2006.

Signature	Title

/s/ MICHAEL S. JEFFRIES Michael S. Jeffries	Chairman, Chief Executive Officer and Director

*	Director
James B. Bachmann

*	Director
Daniel J. Brestle

*	Director
Lauren J. Brisky

*	Director
Russell M. Gertmenian

*	Director
John A. Golden

*	Director
Archie M. Griffin

*	Director
John W. Kessler

/s/ MICHAEL W. KRAMER Michael W. Kramer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	Director
Edward F. Limato

*
Allan A. Tuttle	Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By	/s/ MICHAEL W. KRAMER

Michael W. Kramer
Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
10.33	Form of Stock Option Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006.

10.34	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006.

10.35	Form of Restricted Stock Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Plan for Associates on or after March 6, 2006.

10.36	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2