Form 10-Q
period 2006-04-29
ABERCROMBIE & FITCH CO /DE/
filed 2006-06-08
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 2, 2006

$.01 Par Value	87,998,820 Shares

ABERCROMBIE & FITCH CO.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

NET SALES	$657,271	$546,810

Cost of Goods Sold	227,356	189,558

GROSS PROFIT	429,915	357,252

Stores and Distribution Expense	258,352	222,223
Marketing, General and Administrative Expense	89,699	67,146
Other Operating Income, Net	(2,121)	(406)

OPERATING INCOME	83,985	68,289

Interest Income, Net	(3,166)	(1,220)

INCOME BEFORE INCOME TAXES	87,151	69,509

Provision for Income Taxes	30,911	29,150

NET INCOME	$56,240	$40,359

NET INCOME PER SHARE:
BASIC	$0.64	$0.47
DILUTED	$0.62	$0.45

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,858	86,221
DILUTED	91,327	89,800

DIVIDENDS DECLARED PER SHARE	$0.18	$0.25

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$357	$—
Unrealized Loss on Marketable Securities, net of tax ($249)	(390)	—

Other Comprehensive Loss	$(33)	$—

COMPREHENSIVE INCOME	$56,207	$40,359

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)

	(Unaudited)

	April 29, 2006	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$62,965	$50,687
Marketable Securities	349,690	411,167
Receivables	50,400	41,855
Inventories	336,654	362,536
Deferred Income Taxes	27,333	29,654
Other Current Assets	49,888	51,185

TOTAL CURRENT ASSETS	876,930	947,084

PROPERTY AND EQUIPMENT, NET	881,536	813,603

OTHER ASSETS	28,607	29,031

TOTAL ASSETS	$1,787,073	$1,789,718

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$125,501	$145,313
Accrued Expenses	218,701	215,034
Deferred Lease Credits	32,876	31,727
Income Taxes Payable	53,629	99,480

TOTAL CURRENT LIABILITIES	430,707	491,554

LONG TERM LIABILITIES:
Deferred Income Taxes	32,714	38,496
Deferred Lease Credits	196,980	191,225
Other Liabilities	78,382	73,326

TOTAL LONG TERM LIABILITIES	308,076	303,047

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at April 29, 2006 and January 28, 2006, respectively	1,033	1,033
Paid-In Capital	192,276	161,678
Retained Earnings	1,398,659	1,357,791
Accumulated Other Comprehensive Income	(1,078)	(796)
Deferred Compensation	—	26,206

Treasury Stock, at Average Cost — 15,342,075 and 15,573,789 shares at April 29, 2006 and January 28, 2006, respectively	(542,600)	(550,795)

TOTAL SHAREHOLDERS’ EQUITY	1,048,290	995,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,787,073	$1,789,718

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
OPERATING ACTIVITIES:
Net Income	$56,240	$40,359

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	32,227	30,044
Amortization of Deferred Lease Credits	(8,233)	(8,219)
Non-Cash Charge for Share-based and Deferred Compensation	13,457	3,658
Deferred Taxes	(3,461)	(5,701)
Loss on Disposal of Assets	1,574	1,998
Lessor Construction Allowances	6,707	8,931
Changes in Assets and Liabilities:
Inventories	21,237	(18,980)
Other Assets and Liabilities	3,970	11,257
Accounts Payable and Accrued Expenses	(32,978)	(21,533)
Income Taxes	(45,851)	(1,268)

NET CASH PROVIDED BY OPERATING ACTIVITIES	44,889	40,546

INVESTING ACTIVITIES:
Capital Expenditures	(76,800)	(50,195)
Marketable Securities Activity
Purchases	(668,082)	(211,804)
Proceeds from Sales	728,920	34,630

Net Marketable Securities Activity	60,838	(177,174)

NET CASH USED FOR INVESTING ACTIVITIES	(15,962)	(227,369)

FINANCING ACTIVITIES:
Cash Proceeds from Stock Option Exercises	3,718	24,568
Tax Benefit of Stock Option Exercises	2,429	—
Purchase of Treasury Stock	—	(26,904)
Other Changes in Shareholder’s Equity	(415)	(4,431)
Change in Outstanding Checks	(7,010)	(9,430)
Dividends Paid	(15,371)	(10,770)

NET CASH USED FOR FINANCING ACTIVITIES	(16,649)	(26,967)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	12,278	(213,790)
Cash and Equivalents, Beginning of Year	50,687	350,368

CASH AND EQUIVALENTS, END OF PERIOD	$62,965	$136,578

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$24,841	$(4,912)

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
Declaration of Dividend	$—	$(10,791)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

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

The Company’s fiscal year ends on the Saturday closest to January 31st. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2006” represent the 53-week fiscal year that will end on February 3, 2007; “Fiscal 2005” represents the 52-week fiscal year that ended January 28, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company — Abercrombie & Fitch, abercrombie, Hollister and RUEHL — have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods.

The condensed consolidated financial statements as of April 29, 2006 and for the thirteen week periods ended April 29, 2006 and April 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2005. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2006.

The condensed consolidated financial statements as of April 29, 2006 and for the thirteen week periods ended April 29, 2006 and April 30, 2005 included herein have been reviewed by PricewaterhouseCoopers LLP, independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.	STOCK-BASED COMPENSATION

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires employee share-based compensation to be accounted for under the fair value method and requires the use of an option pricing model for estimating the fair value of stock options at the date of grant. Previously, the Company accounted for stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended. Since the exercise price of options equaled the market price of the stock on the date of grant, the stock options had no intrinsic value and, therefore, no expense was recognized for stock options by the Company prior to the beginning of Fiscal 2006.

The Company elected to adopt SFAS No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in this Report on Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Under the modified prospective method, compensation cost for all equity incentive awards granted prior to, but not yet vested as of, January 29, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted subsequent to January 29, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

For the thirteen week period ended April 29, 2006, the Company recognized expense of $10.9 million related to share-based compensation and realized $2.4 million in tax benefits related to tax deductions from option exercises and restricted stock unit (“RSU”) vestings. After the adoption of SFAS No. 123(R), the liability for the share-based compensation is presented in the condensed consolidated balance sheet as part of paid in capital and the related tax benefit is presented in the consolidated balance sheet as part of paid in capital and in the statement of cash flows as part of the financing activities. Prior to adoption of SFAS No. 123(R), the liability was presented in the condensed consolidated balance sheet as deferred compensation and the related tax benefit was presented in the statement of cash flows as part of income taxes in operating activities.

On April 29, 2006, the Company had two primary share-based compensation plans, the 2002 Stock Plan for Associates (the “2002 Plan”) and the 2005 Long Term Incentive Plan (the “2005 LTIP”), under which it grants stock options and restricted stock units to its associates and non-associate board members. The Company also has three other share-based compensation plans under which it granted stock options and restricted stock units to its associates and non-associate board members in prior years, but which the Company no longer uses.

The 2005 LTIP, which is shareholder approved, permits the Company to grant up to 2.0 million shares of A&F’s Class A Common Stock to any associate who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, and any non-associate directors of the Company. The 2002 Plan, which is not shareholder approved, permits the Company to grant up to 7.0 million shares of A&F’s Class A Common Stock to any associate. Under both plans, stock options and restricted stock units vest primarily over four years for associates and over one year for non-associate directors. Stock options have a ten year contractual term and the plans provide for accelerated vesting if there is a change of control as defined in the plans. The Company issues shares for stock option exercises and restricted stock unit vestings from its treasury stock. As of April 29, 2006, the Company has enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase any additional treasury stock.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.

The weighted-average estimated fair values of employee stock options granted during the first quarter of Fiscal 2006 and the weighted-average estimated fair value of employee stock options granted during the first quarter of Fiscal 2005, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
	Other	Executive
	Associates	Officers
Fair value	$20.85	$24.92	$22.84

Assumptions:

Price volatility	42%	47%	50%
Expected term (Years)	4	5	4
Risk-free interest rate	4.9%	4.9%	4.0%
Dividend yield	1.2%	1.2%	1.0%
In the case of restricted stock units, the Company calculates the fair value of the stock units granted as the market price of the Company’s stock on the date of grant.

The following table summarizes the effect of the adoption of SFAS No. 123(R) to stock options granted under the Company’s share-based compensation plans:

(Thousands, except per share amounts)	Thirteen Weeks
Ended
April 29, 2006

Stores and Distribution Expense	$141
Marketing, General and Administrative Expense	6,045
Other Operating Income, Net	—

Share-based compensation effect in income before taxes	6,186

Provision for Income Taxes	(2,260)

Net share-based compensation effects in net income	$3,926

Effect on net income per basic share	$0.04
Effect on net income per diluted share	$0.04

Effect on cash flow from operations	$(2,429)
Effect on cash flow from financing activities	$2,429

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated when compensation costs are recognized. The effect of adjusting the forfeiture rate for all expense amortization after January 29, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of Fiscal 2006 was immaterial.

Pro forma information required under SFAS No. 123 for the first quarter of Fiscal 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based compensation plans, was as follows:

Thirteen Weeks Ended
(Thousands, except per share amounts)	April 30, 2005
Net income:
As reported	$40,359

Stock-based compensation expense included in reported net income, net of tax(1)	2,235

Stock-based compensation expense determined under fair value based method, net of tax	(7,306)

Pro forma	$35,288

Net income per basic share:
As reported	$0.47
Pro forma	$0.41

Net income per diluted share:
As reported	$0.45
Pro forma	$0.39

(1)	Includes stock-based compensation expense related to restricted stock units actually recognized in net income in each period presented using the intrinsic value method.
Below is the summary of the stock option activity for the first quarter of Fiscal 2006:

	Thirteen Weeks Ended April 29, 2006
				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at January 29, 2006	9,060,831	$37.18
Granted	362,900	58.22
Exercised	(101,709)	28.52	$3,573,790
Forfeited or Expired	(13,750)	47.54

Outstanding at April 29, 2006	9,308,272	$38.08	$210,805,598	4.6

Options exercisable at April 29, 2006	7,183,595	$35.13	$183,887,445	4.2

As of April 29, 2006, there were $23.1 million of total unrecognized compensation costs related to stock options granted. The unrecognized stock option compensation cost is expected to be recognized over a weighted average period of 1.5 years.

A summary of the status of the Company’s restricted stock units as of April 29, 2006 and changes during the first quarter of Fiscal 2006 were as follows:

	Thirteen Weeks Ended April 29, 2006
		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 29, 2006	1,856,847	$36.54
Granted	501,466	$58.51
Vested	(183,132)	$39.39
Forfeited	(17,492)	$45.30

Non-vested at April 29, 2006	2,157,689	$41.34

Restricted stock units with a fair value of $7.2 million completed vesting during the first quarter of Fiscal 2006. As of April 29, 2006, there were $66.8 million of total unrecognized compensation costs related to restricted stock units under the Company’s share-based compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

3.	NET INCOME PER SHARE
Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted shares includes the weighted-average effect of dilutive stock options and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	April 29, 2006	April 30, 2005
Shares of Class A Common Stock issued	103,300	103,300
Treasury Shares outstanding	(15,442)	(17,079)

Basic Shares outstanding	87,858	86,221

Dilutive effect of stock options and restricted shares	3,469	3,579

Diluted shares outstanding	91,327	89,800

Options to purchase 171,000 shares of Class A Common Stock during the thirteen week period ended April 29, 2006 and 169,400 shares of Class A Common Stock during the thirteen week period ended April 30, 2005 were outstanding, but were not included in the computation of net income per diluted shares because the options’ exercise prices were greater than the average market price of the underlying shares.
4.	MARKETABLE SECURITIES
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase. At April 29, 2006, the Company’s investments in marketable securities primarily consisted of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value, with maturities of three months to 40 years.
The Company began investing in municipal notes and bonds during Fiscal 2005. These investments have early redemption provisions at predetermined prices. For the thirteen week period ended April 29, 2006, there were no realized gains or losses and, as of April 29, 2006, net unrealized holding losses were $1.3 million.
The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from one to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximates their fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.
The Company held approximately $349.7 million and $411.2 million in marketable securities as of April 29, 2006 and January 28, 2006, respectively.

5.	INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.
The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company classifies its inventory into three main categories: spring fashion, fall fashion and basic. The Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the carryover inventory for the season just passed. At the end of the first and third quarters inventory is adjusted, if necessary, to reflect projected inventory markdowns. Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.
The markdown reserve was $30.8 million, $10.0 million and $28.9 million at April 29, 2006, January 28, 2006 and April 30, 2005, respectively. The inventory valuations at January 28, 2006 reflect adjustments for inventory markdowns for the end of the Fall season. The shrink reserve was $7.9 million, $3.8 million and $8.2 million at April 29, 2006, January 28, 2006 and April 30, 2005, respectively.
6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	April 29, 2006	January 28, 2006
Property and equipment, at cost	$1,370,143	$1,286,383
Accumulated depreciation and amortization	(488,607)	(472,780)

Property and equipment, net	$881,536	$813,603

7.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are amortized over the life of the related leases. Deferred lease credits are classified between current and long-term liabilities. The current portion represents the amount expected to be amortized over the next 12 months. The current balance as of April 29, 2006 and January 28, 2006 was $32.9 and $31.7 million, respectively. The deferred lease credits amounts consisted of the following (in thousands):

	April 29, 2006	January 28, 2006

Deferred lease credits	$390,148	$376,460
Amortized deferred lease credits	(160,292)	(153,508)

Total deferred lease credits, net	$229,856	$222,952

8.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28.” Examples of discrete items include, but are not limited to, provision to return adjustments, settlement of tax audits relating to prior years, changes in judgment regarding reserves for uncertain tax positions taken in prior years and the impact of tax-exempt income.
The effective tax rate for the first quarter of Fiscal 2006 was 35.5% compared to 41.9% for the Fiscal 2005 comparable period. The tax rate in the first quarter of Fiscal 2006 reflects a $2.0 million tax provision benefit related to the settlement of a tax audit and the resulting change in the reserve estimate. The Fiscal 2005 comparable period reflected a $2.3 million charge related to the Company’s change in estimate of the potential outcome of certain state tax matters. The Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 39%, exclusive of the impact of any items that are discrete to the interim periods.
Income taxes paid during the thirteen weeks ended April 29, 2006 and April 30, 2005 were approximately $78.2 million and $35.7 million, respectively.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the LIBO rate. The facility fees payable under the Amended Credit Agreement are based on the Company’s leverage ratio of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four-fiscal-quarter period. The facility fees are projected to accrue between 0.15% and 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $47.8 million and $61.3 million were outstanding under the Amended Credit Agreement at April 29, 2006 and April 30, 2005, respectively. No borrowings were outstanding under the Amended Credit Agreement at April 29, 2006 and April 30, 2005.

10.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

Four class actions have been filed and are pending against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In the first quarter of Fiscal 2006, there have been significant developments in only one case. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plantiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of April 29, 2006, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen week periods ended April 29, 2006 and April 30, 2005 and the condensed consolidated statements of cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 28, 2006, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006; and in our report dated April 3, 2006 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Columbus, Ohio
June 2, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31st. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2006” represent the 53-week fiscal year that will end on February 3, 2007; “Fiscal 2005” represent the 52-week fiscal year that ended January 28, 2006.
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at 7 to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of business casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites, where products comparable to those carried at the corresponding stores can be purchased.
RESULTS OF OPERATIONS
During the first quarter of Fiscal 2006, net sales increased 20% to $657.3 million from $546.8 million in the first quarter of Fiscal 2005. During the first quarter of Fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which resulted in stock option expense of $6.2 million. Operating income increased to $84.0 million in the first quarter of Fiscal 2006 from $68.3 million in the first quarter of Fiscal 2005. Net income increased to $56.2 million in the first quarter of Fiscal 2006 compared to $40.4 million in the first quarter of Fiscal 2005. Net income per diluted weighted-average share was $0.62, including the $0.04 per diluted share effect of the adoption of SFAS No. 123(R), in the first quarter of Fiscal 2006 compared to $0.45 in the first quarter of Fiscal 2005.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen week periods ended April 29, 2006 and April 30, 2005, expressed as a percentage of net sales:

	April 29, 2006	April 30, 2005
NET SALES	100.0%	100.0%

Cost of Goods Sold	34.6%	34.7%

GROSS PROFIT	65.4%	65.3%

Stores and Distribution Expense	39.3%	40.6%
Marketing, General and Administrative Expense	13.6%	12.3%
Other Operating Income, Net	-0.3%	-0.1%

OPERATING INCOME	12.8%	12.5%
Interest Income, Net	-0.5%	-0.2%

INCOME BEFORE INCOME TAXES	13.3%	12.7%
Provision for Income Taxes	4.7%	5.3%

NET INCOME	8.6%	7.4%

Financial Summary
The following summarized financial and statistical data compare the thirteen week period ended April 29, 2006 to the thirteen week period ended April 30, 2005:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005	% Change

Net sales (in thousands)	$657,271	$546,810	20%
Abercrombie & Fitch	$312,719	$302,130	4%
abercrombie	$79,473	$63,012	26%
Hollister	$259,507	$179,244	45%
RUEHL*	$5,572	$2,424	130%

Net retail sales per average store (in thousands)	$790	$654	21%
Abercrombie & Fitch	$825	$790	4%
abercrombie	$460	$347	33%
Hollister	$781	$670	17%
RUEHL*	$645	$577	12%

Increase/(decrease) in comparable store sales**	6%	19%
Abercrombie & Fitch	(4)%	16%
abercrombie	30%	32%
Hollister	13%	21%

Retail sales increase attributable to new and remodeled stores, catalogue and websites	14%	14%

Net retail sales per average gross square foot	$104	$92	13%
Abercrombie & Fitch	$94	$90	4%
abercrombie	$105	$79	33%
Hollister	$119	$103	16%
RUEHL*	$74	$61	21%

Transactions per average retail store	12,731	10,528	21%
Abercrombie & Fitch	11,161	10,794	3%
abercrombie	7,268	5,632	29%
Hollister	15,085	13,442	12%
RUEHL*	7,212	5,345	35%

Average retail transaction value	$62.09	$62.15	nm
Abercrombie & Fitch	$73.95	$73.21	1%
abercrombie	$63.27	$61.69	3%
Hollister	$51.78	$49.86	4%
RUEHL*	$89.40	$108.00	(17)%

Average units per retail transaction	2.32	2.23	4%
Abercrombie & Fitch	2.25	2.22	1%
abercrombie	2.73	2.65	3%
Hollister	2.28	2.14	7%
RUEHL*	2.52	2.38	6%

Average unit retail sold	$26.76	$27.87	(4)%
Abercrombie & Fitch	$32.87	$32.98	nm
abercrombie	$23.18	$23.28	nm
Hollister	$22.71	$23.30	(3)%
RUEHL*	$35.48	$45.38	(22)%

*	Net Sales for RUEHL during the first quarter of Fiscal 2005 and Fiscal 2006, and the related statistics, reflect the activity of five stores open in first quarter Fiscal 2005 and ten stores open in first quarter Fiscal 2006. As a result, year-over-year comparisions may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
The first quarter of Fiscal 2006 was a good start to the fiscal year. The Company was able to maintain its momentum and build off of last year’s growth, posting a 20% increase in sales, including a 6% increase in comparable store sales. Additionally, the Company was able to leverage its costs, increasing operating income by 30 basis points, despite the effect of adopting SFAS No. 123(R). While the Company believes it can sustain positive comparable store sales increases for the remainder of Fiscal 2006, it expects comparable store sales to be at a more modest level, than comparable store sales increases reported during Fiscal 2005.
Although the Company was pleased with the results of each of its brands, the Company continues to strive to enhance the brands’ aspirational aspect to ensure the brands’ long-term success. The Company’s strategy on increasing brand value includes eliminating seasonal sale events to ensure that full price merchandise will be available at its stores even during the transition from one season to the next, and continuing to aggressively protect its brands by focusing on eliminating the supply of illicit versions of its products.
The Company ended the first quarter of Fiscal 2006 with an inventory increase, at cost, of approximately 38% per gross square foot compared to the first quarter of Fiscal 2005. The Company will continue to invest in key inventory categories to drive the business while cautiously managing both overall stock levels and markdown exposure. The Company expects to end the second quarter of Fiscal 2006 with a lower inventory increase year-over-year per square foot when compared to the first quarter of Fiscal 2006 and expects that inventory levels will continue to moderate for the remainder of the fiscal year.
For Fiscal 2006, the Company plans to invest approximately $260 million in new store construction, remodels, conversions and improvements to existing stores. In the Abercrombie & Fitch brand alone, the Company is planning to invest at least $50 million over two years to refresh the brand’s store base and enhance the in-store experience for its customers. The Company is also investing in its home office, especially in its information system infrastructure and distribution center, in order to better support the Company’s growth in the future. The new distribution center, which is under construction, has an expected completion date of early December 2006.
Although the Company will continue to make strategic investments in its store and distribution operations, it seeks to reduce the stores and distribution expense, as a percentage of net sales, with modest comparable store sales increases for the remainder of the fiscal year. In the short term, the Company does not expect to be able to leverage its marketing, general and administrative expense as a result of stock option expensing and continued investments in its home office infrastructure, especially in information technology.
Based on its first quarter results, the Company now expects net income per share on a fully-diluted basis for the first-half of Fiscal 2006 to be in the range of $1.28 to $1.33, including stock option expense of approximately $0.08 attributable to the adoption of SFAS No. 123(R), an increase from its previously issued guidance for the first-half of Fiscal 2006 of $1.23 to $1.28, including the same expense related to the adoption of SFAS No. 123(R).

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2006 were $657.3 million, an increase of 20% over net sales of $546.8 million during the first quarter of Fiscal 2005. The net sales increase was attributable to a 6% comparable store sales increase and the net addition of 63 stores.
By brand, comparable store sales for the first quarter of Fiscal 2006 versus the same quarter in Fiscal 2005 were as follows: Abercrombie & Fitch decreased 4% with men’s and women’s comparable store sales decreasing by a similar percentage. In abercrombie, comparable store sales increased 30% with girls achieving comparable store sales in the low thirties and boys attaining comparable store sales in the low twenties. In Hollister, comparable store sales increased by 13% with bettys posting a comparable store sales increase in the low teens and dudes realizing a high single-digit increase for the quarter.
On a regional basis, comparable store sales were positive across all the regions. Comparable store sales were strongest in the Southwest and weakest in the West.
In Abercrombie & Fitch, men’s comparable store sales increased during the first quarter of Fiscal 2006 compared to the same quarter in Fiscal 2005 in polos, personal care and graphic tees, offset by decreases in fleece, underwear and swimwear. Womens had comparable store sales increases in polos, woven shorts, and fleece and decreases in jeans, sweaters and wovens when compared to the first quarter of Fiscal 2005.
In the kids’ business, girls comparable store sales increased across the majority of the categories during the first quarter of Fiscal 2006 compared to the same quarter in Fiscal 2005, especially in polos, fleece, graphic tees, woven shorts and knit pants, offset by decreases in sweaters and wovens. Boys achieved comparable store sales increases in polos, graphic tees, and shorts when compared to the first quarter of Fiscal 2005.
In Hollister, bettys had comparable store sales increases in polos, fleece, and woven pants; however, jeans declined. In dudes, increases in polos, graphic tees and shorts were offset by decreases in wovens and fleece.
The impact of the ten RUEHL stores was immaterial to the Company’s total net sales for the first quarter of Fiscal 2006.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the first quarter of Fiscal 2006 were $30.4 million, an increase of 10.5% over Fiscal 2005 first quarter net sales of $27.5 million. Shipping and handling revenue for the first quarter of Fiscal 2006 was $4.8 million compared to $4.3 million for the corresponding period in Fiscal 2005. The direct-to-consumer business accounted for 5.4% of net sales in the first quarter of Fiscal 2006 compared to 5.8% in the first quarter of Fiscal 2005.

Gross Profit
Gross profit for the first quarter of Fiscal 2006 was $429.9 million compared to $357.3 million for the comparable period in Fiscal 2005. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2006 was 65.4%, up 10 basis points from the first quarter Fiscal 2005 rate of 65.3%. The increase in the gross profit rate reflects a slight improvement in initial mark-up (“IMU”) combined with a slightly lower markdown rate than the rate applied in Fiscal 2005.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2006 was $258.4 million compared to $222.2 million for the comparable period in Fiscal 2005. For the first quarter of Fiscal 2006, the stores and distribution expense rate (stores and distribution expenses divided by net sales) was 39.3% compared to 40.6% in the first quarter of Fiscal 2005. The decrease in the rate primarily resulted from the Company’s ability to leverage store-related fixed costs, combined with a reduction in store repairs and maintenance expense, partially offset by increased payroll expense.
The distribution center productivity, as measured in units processed per labor hour (“UPH”), decreased during the first quarter of Fiscal 2006 by 22%. The decrease resulted from increased capacity utilization at the distribution center. The Company expects the UPH level to continue to decrease until the second distribution center at the Company’s New Albany campus is fully operational.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2006 was $89.7 million compared to $67.1 million during the same period in Fiscal 2005. For the first quarter of Fiscal 2006, the marketing, general and administrative expense rate (marketing, general and administrative expenses divided by net sales) was 13.6% compared to 12.3% for the first quarter of Fiscal 2005. The increase in this rate largely resulted from increased home office payroll, which includes approximately 90 basis points attributable to the adoption of SFAS No. 123(R).
Other Operating Income, Net
First quarter other operating income for Fiscal 2006 was $2.1 million compared to $0.4 million for the first quarter of Fiscal 2005. The increase was primarily related to an insurance reimbursement for fire damage to a store received during the first quarter of Fiscal 2006.

Operating Income
Operating income for the first quarter of Fiscal 2006 increased to $84.0 million from $68.3 million in the first quarter of Fiscal 2005, an increase of 23.0%. The operating income rate (operating income divided by net sales) was 12.8% for the first quarter of Fiscal 2006 compared to 12.5% for the first quarter of Fiscal 2005.
Interest Income and Income Tax Expense
First quarter net interest income was $3.2 million in Fiscal 2006 compared to $1.2 million in the first quarter of Fiscal 2005. The increase in net interest income was due to higher interest rates and a higher available investment balance during the first quarter of Fiscal 2006 when compared to the first quarter of Fiscal 2005.
The effective tax rate for the first quarter of Fiscal 2006 was 35.5% compared to 41.9% for the Fiscal 2005 comparable period. The tax rate in the first quarter of Fiscal 2006 reflects a $2.0 million tax provision benefit related to the settlement of a tax audit and the resulting change in the reserve estimate. The Fiscal 2005 comparable period reflected a $2.3 million charge related to the Company’s change in estimate of the potential outcome of certain state tax matters. The Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 39%, exclusive of the impact of any items that are discrete to the interim periods.
Net Income and Net Income per Share
Net income for the first quarter of Fiscal 2006 was $56.2 million versus $40.4 million for the first quarter of Fiscal 2005, an increase of 39.1%. Net income per diluted weighted-average share outstanding for the first quarter of Fiscal 2006 was $0.64 versus $0.47 for the same period last year, an increase of 36.2%. The after-tax effect of the adoption of FAS No.123(R) for the first quarter of fiscal 2006 was $0.04 per share on a diluted basis.

Off-Balance Sheet Arrangements and Contractual Obligations
As of April 29, 2006, the Company did not have any off-balance sheet arrangements and the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Operating Leases Obligations	$1,406,823	$143,177	$370,466	$330,225	$562,955
Purchase Obligations	248,839	248,839	—	—	—
Other Obligations	56,555	51,140	3,686	1,670	59

Totals	$1,712,218	$443,156	$374,152	$331,896	$563,014

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (see Note 6 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2005). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes was $26.5 million and $22.9 million for the first quarter of Fiscal 2006 and Fiscal 2005, respectively. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2006 and commitments for fabric to be used during the next several seasons. Other obligations represent preventive maintenance contracts for Fiscal 2006 and letters of credit outstanding as of April 29, 2006 (see Note 9 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	April 29, 2006	January 28, 2006

Working capital	$446,223	$455,530

Capitalization:
Shareholders’ equity	$1,048,290	$995,117

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $44.9 million for the thirteen weeks ended April 29, 2006 versus $40.5 million in the comparable period in Fiscal 2005. Cash was provided primarily by current year net income adjusted for depreciation and amortization, deferred compensation charges and decreases in inventory. Uses of cash primarily consisted of payments of income taxes and a reduction of accounts payable and accrued expenses.
The net income increase was a result of the sales growth during the first quarter of Fiscal 2006. The adjustment for depreciation and amortization was part of the normal course of business and the adjustment for deferred compensation was primarily related to the Company expensing stock options and restricted stock units. The changes in inventory were primarily the result of the decrease in the number of units and average cost of inventory.
Income taxes payable and accounts payable both decreased due to payments during the quarter. Accrued expenses, adjusted for non-cash items, decreased due to the payment of the Fall 2005 incentive bonus and the redemptions of gift certificates during the quarter.
The Company’s operations are seasonal in nature and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest leading up to those periods.
Investing Activities
Cash outflows for investing activities were for purchases of marketable securities and capital expenditures (see the discussion in the “Capital Expenditures and Lessor Construction Allowances”) related primarily to new stores and construction in process and purchases of marketable securities. Cash inflows from investing activities consisted of proceeds from the sales of marketable securities. As of April 29, 2006, the Company held $349.7 million of marketable securities with original maturities of greater than 90 days.

Financing Activities
Financing activities for the thirteen week period ended April 29, 2006 consisted of $15.4 million for the payment of the $0.175 quarterly dividend on March 21, 2006, $7.0 million for the change in cash overdrafts, which are outstanding checks reclassified from cash to accounts payable, and $3.7 million received in connection with stock option exercises.
During the first quarter of Fiscal 2006, the Company did not repurchase any shares of A&F’s Class A Common Stock. As of April 29, 2006, 5.7 million shares can still be repurchased as part of the August 2005 A&F Board of Directors’ authorization to repurchase six million shares of A&F’s Class A Common Stock.
The Company expects that substantially all future capital expenditures will be funded with cash from operations. Additionally, the Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations.
Letters of credit totaling approximately $47.8 million and $61.3 million were outstanding on April 29, 2006 and April 30, 2005, respectively. No loans were outstanding on April 29, 2006 or April 30, 2005.
The Company has standby letters of credit in the amount of $4.9 million that are set to expire primarily during the fourth quarter of Fiscal 2006. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet
Store count and gross square footage by brand were as follows for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total

January 29, 2006	361	164	318	8	851

New	1	—	9	2	12

Remodels/Conversions (net)	(11)	—	—	—	(11)

Closed	(3)	(3)	—	—	(6)

April 29, 2006	348	161	327	10	846

Gross Square Feet (thousands)

January 29, 2006	3,157	716	2,083	69	6,025

New	8	—	60	20	88

Remodels/Conversions (net)	(102)	—	—	—	(102)

Closed	(24)	(12)	—	—	(36)

April 29, 2006	3,039	704	2,143	89	5,975

Average Store Size	8,733	4,373	6,554	8,900	7,063

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total

January 30, 2005	357	171	256	4	788

New	1	—	4	1	6

Closed	(7)	(4)	—	—	(11)

April 30, 2005	351	167	260	5	783

Gross Square Feet (thousands)

January 30, 2005	3,138	752	1,663	37	5,590

New	8	—	26	10	44

Closed	(50)	(12)	—	—	(62)

April 30, 2005	3,096	740	1,689	47	5,572

Average Store Size	8,821	4,431	6,496	9,400	7,116

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $76.8 million and $50.2 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Additionally, the non-cash accrual for construction in progress increased $24.8 million for the thirteen week period ended April 29, 2006 and decreased $4.9 million for the thirteen week period ended April 30, 2005. Capital expenditures related primarily to new store construction, new distribution center project and home office expansion. The balance of capital expenditures related primarily to miscellaneous store remodeling, home office and distribution center projects.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirteen week periods ended April 29, 2006 and April 30, 2005, the Company received $6.7 million and $8.9 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with Statement of Financial Accounting Standards No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $400 million to $420 million, excluding landlord construction allowances, in Fiscal 2006 for capital expenditures, of which $260 million is to be allocated to new store construction, and remodels, and conversions of, and improvements to, existing stores and $100 million to $105 million to build a second distribution center and an additional building on the home office campus. The new distribution center, which is currently under construction, is on schedule with an expected completion date of December 2006. The remainder will be related to other home office, IT, and distribution center investments. From an IT standpoint, the Company is enhancing several key existing platforms. The Company believes that by improving its infrastructure it can achieve greater scalability, resulting in increased efficiency at both the store and home office level.
By the end of Fiscal 2006 the Company plans to increase gross square footage by approximately 11% over Fiscal 2005. Management anticipates the net addition of approximately ten new Abercrombie & Fitch stores, 20 new abercrombie stores, 70 new Hollister stores and seven RUEHL stores, for a total of 107 new stores.
For Fiscal 2006, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to be approximately $130. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to be approximately $169. Due to variances in landlord allowances and other characteristics unique to the three new Abercrombie & Fitch locations currently identified for Fiscal 2006, the construction costs, net of construction allowances, of these stores are also higher than last year’s actual per store costs. The Company believes that the construction costs of the three identified Abercrombie & Fitch stores are not representative of the costs the Company expects to incur for the remaining Abercrombie & Fitch stores planned in Fiscal 2006. The Company expects initial inventory purchases for the stores to average approximately $371,000, $148,000 and $243,000 per store for Abercrombie & Fitch, abercrombie and Hollister, respectively.

Although the Company has opened ten RUEHL stores, it believes that the costs it has incurred to-date for the stores are not representative of the future average cost of opening a RUEHL store.
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
The Company’s significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2005). The Company believes that the following policies are most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as stores and distribution expense. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company considers the probability of the gift card being redeemed to be remote for 50% of the balance of gift cards at 24 months after the date of issuance and remote for the remaining balance at 36 months after the date of issuance and at that time recognizes the remaining balance as other operating income. At April 29, 2006 and January 28, 2006, the gift card liability on the Company’s Consolidated Balance Sheet was $40.3 million and $53.2 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During the first quarter of Fiscal 2006 the Company recognized other operating income for adjustments to the gift card liability of $0.9 million. During the first quarter of Fiscal 2005, the Company recognized other operating income of $0.3 million for adjustments to the gift card liability.

Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. If necessary, at the end of the first and third fiscal quarters, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price.
Additionally, as part of inventory valuation, an inventory shrinkage estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, IMU, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.
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
Income Taxes — Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28.” Examples of discrete items include, but are not limited to, provision to return adjustments, settlement of tax audits relating to prior years, changes in judgment regarding reserves for uncertain tax positions taken in prior years and the impact of tax-exempt income.
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
Equity Compensation Expense — Prior to January 29, 2006, the Company reported stock-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123,” but elected to measure compensation expense using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options was recognized prior to January 29, 2006 because all options were granted at fair market value on the grant date. The Company did recognize compensation expense related to restricted stock unit awards.
Effective January 29, 2006, the Company adopted the provisions of SFAS No.123(R) which requires employee stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.
The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expect period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.
The fair market value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair market valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Stock Based Compensation,” being equal, a 10% increase in term will yield a 4% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility will not have a material effect on the Company’s results since the number of stock options granted during the period was not material.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
A&F cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by management of A&F involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2005, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2006 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale. These securities have maturities ranging from three months to 40 years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For the first quarter of Fiscal 2006, there were no realized gains or losses, and as of April 29, 2006, net unrealized holding losses were $1.3 million.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from one to 49 days. Failed auctions rarely occur. The Company held approximately $349.7 million and $411.2 million in marketable securities as of April 29, 2006 and January 28, 2006, respectively.
The Company does not enter into financial instruments for trading purposes.
As of April 29, 2006, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company’s market risk profile as of April 29, 2006 has not significantly changed since January 28, 2006.

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
The Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 29, 2006. Based upon that evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Form 10-Q.
Change in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.

Four class actions have been filed and are pending against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages. In the first quarter of Fiscal 2006, there have been significant developments in only one case. In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plantiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and are seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings.

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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of April 29, 2006 have not significantly changed since January 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchase of its Class A Common Stock during each fiscal month of the quarterly period ended April 29, 2006:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased under
Period	Purchased	per Share	Program	the Program(1)
January 29 through February 25, 2006	—	$—	—	5,683,500
February 26 through April 1, 2006	—	$—	—	5,683,500
April 2 through April 29, 2006	—	$—	—	5,683,500

Total	—	$—	—	5,683,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased from time to time, depending on market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not Applicable.

ITEM 5. OTHER INFORMATION
               Not Applicable.

ITEM 6. EXHIBITS
(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 001-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 001-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

10.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, National City Bank, JPMorgan Chase Bank, N.A., and National City Bank and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.3	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

10.4	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).

10.5	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.6	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.7	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

15.1	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 8, 2006	By:	/s/ MICHAEL W. KRAMER
Michael W. Kramer
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15.1	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.