Form 10-Q
period 2006-07-29
ABERCROMBIE & FITCH CO /DE/
filed 2006-09-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12107
ABERCROMBIE & FITCH CO.

(Exact name of Registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Fitch Path, New Albany, OH	43054

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code         614) 283-6500
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
Large accelerated filer   ☑      Accelerated filer   ☐      Non-accelerated filer   ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☑      No   ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 1, 2006

$.01 Par Value	88,077,466 Shares

ABERCROMBIE & FITCH CO.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

NET SALES	$658,696	$571,591	$1,315,967	$1,118,401

Cost of Goods Sold	203,438	181,931	430,793	371,489

GROSS PROFIT	455,258	389,660	885,174	746,912

Stores and Distribution Expense	270,494	232,097	528,846	454,320
Marketing, General and Administrative Expense	85,340	67,884	175,039	135,030
Other Operating Income, Net	(3,005)	(1,408)	(5,126)	(1,814)

OPERATING INCOME	102,429	91,087	186,415	159,376

Interest Income, Net	(2,765)	(1,560)	(5,931)	(2,780)

INCOME BEFORE INCOME TAXES	105,194	92,647	192,346	162,156

Provision for Income Taxes	39,472	35,246	70,383	64,396

NET INCOME	$65,722	$57,401	$121,963	$97,760

NET INCOME PER SHARE:
BASIC	$0.75	$0.66	$1.39	$1.13
DILUTED	$0.72	$0.63	$1.34	$1.07

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,981	86,951	87,920	86,577
DILUTED	91,178	91,501	91,274	90,946

DIVIDENDS DECLARED PER SHARE	$0.18	$—	$0.35	$0.25

OTHER COMPREHENSIVE LOSS
Cumulative Foreign Currency Translation Adjustments	$(247)	$—	$110	$—
Unrealized Gain/(Loss) on Marketable Securities, Net of Taxes of $51 and ($219) for the thirteen and twenty-six week periods ended July 29, 2006, respectively	66	—	(317)	—

Other Comprehensive Loss	$(181)	$—	$(207)	$—

COMPREHENSIVE INCOME	$65,541	$57,401	$121,756	$97,760

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except per share amounts)

	(Unaudited)
	July 29, 2006	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$50,365	$50,687
Marketable Securities	284,630	411,167
Receivables	65,887	41,855
Inventories	434,268	362,536
Deferred Income Taxes	29,023	29,654
Other Current Assets	53,478	51,185

TOTAL CURRENT ASSETS	917,651	947,084

PROPERTY AND EQUIPMENT, NET	970,586	813,603

OTHER ASSETS	28,359	29,031

TOTAL ASSETS	$1,916,596	$1,789,718

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$194,047	$145,313
Accrued Expenses	224,323	215,034
Deferred Lease Credits	34,399	31,727
Income Taxes Payable	30,821	99,480

TOTAL CURRENT LIABILITIES	483,590	491,554

LONG-TERM LIABILITIES:
Deferred Income Taxes	30,434	38,496
Deferred Lease Credits	206,921	191,225
Other Liabilities	84,927	73,326

TOTAL LONG-TERM LIABILITIES	322,282	303,047

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 29, 2006 and January 28, 2006	1,033	1,033
Paid-In Capital	271,990	229,261
Retained Earnings	1,378,678	1,290,208
Accumulated Other Comprehensive Loss	(1,222)	(796)
Deferred Compensation	—	26,206

Treasury Stock, at Average Cost - 15,262 and 15,574 shares at July 29, 2006 and January 28, 2006, respectively	(539,755)	(550,795)

TOTAL SHAREHOLDERS’ EQUITY	1,110,724	995,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,596	$1,789,718

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
OPERATING ACTIVITIES:
Net Income	$121,963	$97,760

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	66,823	60,528
Amortization of Deferred Lease Credits	(16,735)	(15,655)
Share-Based Compensation	20,599	9,793
Tax Benefit from Share-Based Compensation	3,054	48,531
Excess Tax Benefit from Share-Based Compensation	(2,398)	—
Deferred Taxes	(7,431)	(11,847)
Loss on Disposal of Assets	3,809	2,058
Lessor Construction Allowances	20,936	15,845
Changes in Assets and Liabilities:
Inventories	(94,961)	(146,680)
Other Assets and Liabilities	(953)	17,305
Accounts Payable and Accrued Expenses	35,738	11,027
Income Taxes	(68,659)	(37,867)

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,785	50,798

INVESTING ACTIVITIES:
Capital Expenditures	(184,047)	(117,463)

Marketable Securities Activity
Purchases	(749,786)	(372,209)
Proceeds from Sales	875,837	155,840

Net Marketable Securities Activity	126,051	(216,369)

NET CASH USED FOR INVESTING ACTIVITIES	(57,996)	(333,832)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation and Other	4,637	69,931
Excess Tax Benefit from Share-Based Compensation	2,398	—
Purchase of Treasury Stock	—	(26,904)
Change in Outstanding Checks	(375)	2,939
Dividends Paid	(30,771)	(21,564)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(24,111)	24,402

NET DECREASE IN CASH AND EQUIVALENTS:	(322)	(258,632)
Cash and Equivalents, Beginning of Year	50,687	350,368

CASH AND EQUIVALENTS, END OF PERIOD	$50,365	$91,736

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$42,205	$16,630

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
The Company’s Fiscal year ends on the Saturday closest to January 31st. Fiscal years are designated in the financial statements and notes by the calendar year in which the Fiscal year commences. All references herein to “Fiscal 2006” represent the 53-week Fiscal year that will end on February 3, 2007, and “Fiscal 2005” represents the 52-week Fiscal year that ended January 28, 2006.
Certain amounts have been reclassified to conform with the current year presentation. The Company periodically reacquires stock under various Board of Directors authorized buy-back plans. The shares reacquired are held as treasury stock and are not retired. The Company utilizes the treasury stock when issuing shares for associate stock options and restricted stock unit vestings. In accordance with the Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins”, “gains” on sales of treasury stock not previously accounted for as constructively retired should be credited to paid-in capital; “losses” may be charged to paid-in capital to the extent of previous net “gains” from sales or retirements of the same class of stock, otherwise to retained earnings. On the Consolidated Balance Sheet for the year ended January 28, 2006, the Company reclassified cumulative treasury stock “losses” of $67.6 million that were previously netted against paid-in capital to retained earnings. Amounts reclassified did not have an effect on the Company’s results of operations, total shareholders’ equity or Consolidated Statements of Cash Flows.
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determined its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company — Abercrombie & Fitch, abercrombie, Hollister and RUEHL — have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods.

The condensed consolidated financial statements as of July 29, 2006 and for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2005. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2006.
The condensed consolidated financial statements as of July 29, 2006 and for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because their report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
2. STOCK-BASED COMPENSATION
On January 29, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation to be measured based on estimated fair values at the date of grant using an option pricing model. Previously, the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended. Since the exercise price of options equaled the market price of the underlying common stock on the date of grant, the stock options had no intrinsic value and, therefore, no expense was recognized for stock options by the Company prior to the beginning of Fiscal 2006.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires share-based compensation to be recognized for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in this Report on Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Under the modified prospective method, compensation cost for all share-based awards granted prior to, but not yet vested as of, January 29, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based awards granted subsequent to January 29, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company recognized expense of $9.7 million and $20.6 million related to share-based compensation for the thirteen week and twenty-six week periods ended July 29, 2006, respectively. For the twenty-six week period ended July 29, 2006, the Company received proceeds of $4.9 million in connection with stock option exercises. The Company also realized $0.6 million and $3.1 million in tax benefits related to tax deductions from option exercises and restricted stock unit (“RSU”) vestings for the thirteen and twenty-six week periods ended July 29, 2006, respectively. After the adoption of SFAS No. 123(R), the liability for the share-based compensation is presented in the condensed consolidated balance sheet as part of paid-in capital and the related tax benefit is presented in the condensed consolidated balance sheet as part of paid-in capital. The excess tax benefit is presented in the consolidated statement of cash flows as part of the financing activities. Prior to adoption of SFAS No. 123(R), the liability was presented in the consolidated balance sheet as deferred compensation and the related tax benefit was presented in the statement of cash flows in operating activities.
On July 29, 2006, the Company had two primary share-based compensation plans, the 2002 Stock Plan for Associates (the “2002 Plan”) and the 2005 Long Term Incentive Plan (the “2005 LTIP”), under which it grants stock options and restricted stock units to its associates and non-associate board members. The Company also has three other share-based compensation plans under which it granted stock options and restricted stock units to its associates and non-associate board members in prior years.
The 2005 LTIP, which is shareholder approved, permits the Company to grant up to 2.0 million shares of A&F’s Class A Common Stock to the majority of associates who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, and any non-associate directors of the Company. The 2002 Plan, which is not shareholder approved, permits the Company to grant up to 7.0 million shares of A&F’s Class A Common Stock to any associate. Under both plans, stock options and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP plan, stock options and restricted stock units vest over one year for non-associate directors. Stock options have a ten year contractual term and the plans provide for accelerated vesting if there is a change of control as defined in the plans. The Company issues shares for stock option exercises and restricted stock unit vestings from treasury stock. As of July 29, 2006, the Company had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional treasury stock.
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical experience. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for dividends and stock splits.

The weighted-average estimated fair values of associate stock options granted during the twenty-six weeks ended July 29, 2006 and the weighted-average estimated fair value of associate stock options granted during the twenty-six weeks ended July 30, 2005 as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	July 29, 2006		July 30, 2005
	Other	Executive
	Associates	Officers
Weighted-Average Exercise Price	$58.22	$58.22	$56.84
Fair value	$20.81	$24.92	$19.82

Assumptions:
Price volatility	42%	47%	46%
Expected term (Years)	4	5	4
Risk-free interest rate	4.9%	4.9%	3.7%
Dividend yield	1.2%	1.2%	1.2%
In the case of restricted stock units, the Company calculates the fair value of the stock units granted as the market price of the underlying common stock on the date of grant adjusted for anticipated dividend yields.
The following table summarizes the effect of the adoption of SFAS No. 123(R) to stock options granted under the Company’s share-based compensation plans:

	Thirteen Weeks	Twenty-Six
(Thousands, except per share amounts)	Ended	Weeks Ended
	July 29, 2006	July 29, 2006
Stores and Distribution Expense	$87	$228
Marketing, General and Administrative Expense	5,016	11,061
Other Operating Income, Net	—	—

Share-based compensation effect in income before taxes	5,103	11,289

Provision for Income Taxes	(1,599)	(3,859)

Net share-based compensation effects in net income	$3,504	$7,430

Effect on net income per basic share	$0.04	$0.08
Effect on net income per diluted share	$0.04	$0.08

Effect on cash flow from operations	$(410)	$(2,398)
Effect on cash flow from financing activities	$410	$2,398

Share-based compensation is recognized, net of forfeitures, over the requisite service period on a straight line basis. The Company adjusts share-based compensation on a quarterly basis for actual forfeitures and on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 29, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the thirteen weeks ended July 29, 2006 was immaterial.

Pro forma information required under SFAS No. 123 for the second quarter of Fiscal 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based compensation plans, was as follows:

	Thirteen Weeks	Twenty-Six
(Thousands except per share amounts)	Ended	Weeks Ended
	July 30, 2005	July 30, 2005
Net income:
As reported	$57,401	$97,760

Stock-based compensation expense included in reported net income, net of tax(1)	2,774	5,001

Stock-based compensation expense determined under fair value based method, net of tax	(8,247)	(15,858)

Pro forma	$51,928	$86,903

Net income per basic share:
As reported	$0.66	$1.13
Pro forma	$0.60	$1.00

Net income per diluted share:
As reported	$0.63	$1.07
Pro forma	$0.56	$0.95

(1)	Includes stock-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented using the intrinsic value method.

Below is the summary of stock option activity for Fiscal 2006:

	Twenty-Six Weeks Ended July 29, 2006
				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at January 29, 2006	9,060,831	$37.18
Granted	390,400	58.22
Exercised	(179,785)	28.31	$2,320,655
Forfeited or Expired	(79,775)	50.89

Outstanding at July 29, 2006	9,191,671	$38.13	$138,600,238	4.4

Options exercisable at July 29, 2006	8,278,019	$36.46	$134,410,791	3.9

As of July 29, 2006, there were $16.7 million of total unrecognized compensation costs related to stock options granted. The unrecognized stock option compensation cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the status of the Company’s restricted stock units as of July 29, 2006 and changes during the twenty-six week period ended July 29, 2006 were as follows:

	Twenty-Six Weeks Ended July 29, 2006
		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 29, 2006	1,856,847	$36.54
Granted	572,612	$58.20
Vested	(185,132)	$39.56
Forfeited	(98,116)	$51.37

Non-vested at July 29, 2006	2,146,211	$40.91

Restricted stock units with a fair value of $7.3 million completed vesting during the twenty-six weeks ended July 29, 2006. As of July 29, 2006, there were $60.0 million of total unrecognized compensation costs related to restricted stock units under the Company’s share-based compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
3. NET INCOME PER SHARE
Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Shares of Class A Common Stock issued	103,300	103,300
Treasury Shares outstanding	(15,319)	(16,349)

Basic Shares outstanding	87,981	86,951

Dilutive effect of stock options and restricted stock	3,197	4,550

Diluted shares outstanding	91,178	91,501

Weighted-Average Shares Outstanding (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Shares of Class A Common Stock issued	103,300	103,300
Treasury Shares outstanding	(15,380)	(16,723)

Basic Shares outstanding	87,920	86,577

Dilutive effect of stock options and restricted stock	3,354	4,369

Diluted shares outstanding	91,274	90,946

Options to purchase 642,300 and 188,500 shares of Class A Common Stock during the thirteen and twenty-six week periods ended July 29, 2006, respectively, and 17,000 shares of Class A Common Stock during each of the thirteen and twenty-six week periods ended July 30, 2005, were outstanding, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

4. MARKETABLE SECURITIES
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase. At July 29, 2006, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value, with maturities of three months to 40 years.
The Company began investing in municipal notes and bonds during Fiscal 2005. These investments may have early redemption provisions at predetermined prices. For the thirteen and twenty-six week periods ended July 29, 2006, there were no realized gains or losses and, as of July 29, 2006, cumulative net unrealized holding losses were $1.2 million.
The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximates their fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.
The Company held approximately $284.6 million and $411.2 million in marketable securities as of July 29, 2006 and January 28, 2006, respectively.
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
The Fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.

The markdown reserve was $6.5 million, $10.0 million and $3.8 million at July 29, 2006, January 28, 2006 and July 30, 2005, respectively. The inventory valuations at July 29, 2006 and July 30, 2005 reflect the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Spring season while inventory valuations at January 28, 2006 reflect the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Fall season. The shrink reserve was $6.6 million, $3.8 million and $5.9 million at July 29, 2006, January 28, 2006 and July 30, 2005, respectively.
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	July 29, 2006	January 28, 2006
Property and equipment, at cost	$1,485,267	$1,286,383
Accumulated depreciation and amortization	(514,681)	(472,780)

Property and equipment, net	$970,586	$813,603

7. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are amortized over the life of the related leases. Deferred lease credits are classified between current and long-term liabilities. The current portion represents the amount expected to be amortized over the next 12 months. The current balance as of July 29, 2006 and January 28, 2006 was $34.4 million and $31.7 million, respectively. The deferred lease credits amounts consisted of the following (in thousands):

	July 29, 2006	January 28, 2006
Deferred lease credits	$409,014	$376,460
Amortized deferred lease credits	(167,694)	(153,508)

Total deferred lease credits, net	$241,320	$222,952

8. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the thirteen weeks ended July 29, 2006. Income taxes paid during the twenty-six weeks ended July 29, 2006 and July 30, 2005 were approximately $143.9 million and $65.1 million, respectively.
The effective tax rate for the thirteen weeks ended July 29, 2006 was 37.5% as compared to 38.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate relates primarily to an increase in tax-exempt income and a $0.6 million tax provision benefit related to the settlement of a tax audit.
The effective tax rate for the twenty-six weeks ended July 29, 2006 was 36.6% compared to 39.7% for the Fiscal 2005 comparable period. The Fiscal 2006 tax rate includes a $2.6 million tax benefit related to the settlement of tax audits and the resulting change in reserve estimates. The decrease in the effective tax rate is also a result of an increase in tax exempt income during the twenty-six weeks ended July 29, 2006 as compared to the twenty-six weeks ended July 30, 2005. The Fiscal 2005 comparable period tax rate reflected a $2.3 million charge related to the Company’s change in estimate of the potential outcome of certain state matters.

9. LONG-TERM DEBT
On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the LIBO rate. The facility fees payable under the Amended Credit Agreement are based on the Company’s leverage ratio of the sum of total debt plus 600% of forward minimum rent commitments to consolidated EBITDAR for the trailing four fiscal quarter period. The facility fees are projected to accrue between 0.15% and 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $65.5 million and $44.7 million were outstanding under the Amended Credit Agreement at July 29, 2006 and July 30, 2005, respectively. No borrowings were outstanding under the Amended Credit Agreement at July 29, 2006 or at July 30, 2005.

10. CONTINGENCIES
A&F is a defendant in lawsuits arising in the ordinary course of business.
The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Class A common stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement-in-principle of these matters. According to the terms of the settlement-in-principle, the Company’s insurance company, on behalf of the defendants, will cause to be paid $6.0 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement is not expected to have a material effect on the Company’s financial statements. The settlement will become final and binding only upon execution of a definitive settlement agreement and approval thereof by the judge who is presiding over the cases, after notice to the settlement class and a hearing to determine whether the proposed settlement is fair, reasonable and adequate.
There have been developments in three class actions filed against the Company involving overtime compensation which were previously reported. In addition, a fourth class action has been filed against the Company involving overtime compensation. In each overtime compensation action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages.
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plaintiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006, and filed an appellate brief with the Sixth Circuit on August 7, 2006.
In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. The defendant filed an answer on February 7, 2005. Because of its similarities to the Mitchell case, the defendant filed, on April 19, 2005, a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. The parties reached a settlement of Fuller’s individual claims, and Fuller voluntarily dismissed his individual claims with prejudice on July 10, 2006. The settlement will not have a material effect on the Company’s consolidated financial statements.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaintant seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006.
Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles on June 23, 2006. Three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaintant seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The Company plans to vigorously defend the case, the outcome of which cannot be predicted by the Company.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended complaint was filed on August 14, 2006 and the responses of defendants are due on October 13, 2006.
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

A consolidated amended complaint was filed in the federal proceeding on July 10, 2006. A&F has filed a motion to stay the consolidated federal derivative case and the time for all other defendants to respond has been extended pending decision of A&F’s motion. The state court action has been stayed by order of court pending the report of a Special Litigation Committee of the Company’s Board of Directors.
In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Class A Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.
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
11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On July 13, 2006, the Financial Accounting Standards Board issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of SFAS No. 109, “Accounting for Income Taxes". FIN No. 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN No. 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting FIN No. 48 on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 29, 2006, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 2006 and July 30, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 28, 2006, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006; and in our report dated April 3, 2006 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Columbus, Ohio
September 7, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s Fiscal year ends on the Saturday closest to January 31st. Fiscal years are designated in the financial statements and notes by the calendar year in which the Fiscal year commences. All references herein to “Fiscal 2006” represent the 53-week Fiscal year that will end on February 3, 2007, and “Fiscal 2005” represents the 52-week Fiscal year that ended January 28, 2006.
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at men and women with a youthful lifestyle, targeted at 18 to 22 year-old college students; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at seven to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of traditional casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites, where products comparable to those carried at the stores can be purchased.
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2006, net sales increased 15% to $658.7 million from $571.6 million in the second quarter of Fiscal 2005. The Company recorded stock option expense of $5.1 million related to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Operating income increased to $102.4 million in the second quarter of Fiscal 2006 from $91.1 million in the second quarter of Fiscal 2005. Net income increased to $65.7 million in the second quarter of Fiscal 2006 compared to $57.4 million in the second quarter of Fiscal 2005. Net income per diluted weighted-average share was $0.72, including the $0.04 per diluted share effect of SFAS No. 123(R), in the second quarter of Fiscal 2006 compared to $0.63 in the second quarter of Fiscal 2005.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	30.9%	31.8%	32.7%	33.2%

GROSS PROFIT	69.1%	68.2%	67.3%	66.8%

Stores and Distribution Expense	41.1%	40.6%	40.2%	40.6%
Marketing, General and Administrative Expense	13.0%	11.9%	13.3%	12.1%
Other Operating Income, Net	(0.5)%	(0.2)%	(0.4)%	(0.2)%

OPERATING INCOME	15.6%	15.9%	14.2%	14.3%
Interest Income, Net	(0.4)%	(0.3)%	(0.5)%	(0.2)%

INCOME BEFORE INCOME TAXES	16.0%	16.2%	14.6%	14.5%
Provision for Income Taxes	6.0%	6.2%	5.3%	5.8%

NET INCOME	10.0%	10.0%	9.3%	8.7%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 29, 2006 to the comparable periods ended July 30, 2005:

Thirteen Weeks Ended	Twenty-Six Weeks Ended
July 29, 2006	July 30, 2005	% Change	July 29, 2006	July 30, 2005	% Change

Net sales by brand (in thousands)	$658,696	$571,591	15%	$1,315,967	$1,118,401	18%
Abercrombie & Fitch	$316,257	$305,588	3%	$628,976	$607,718	3%
abercrombie	$72,732	$63,773	14%	$152,205	$126,334	20%
Hollister	$262,855	$199,360	32%	$522,362	$379,055	38%
RUEHL*	$6,852	$2,870	139%	$12,424	$5,294	135%

Net retail sales per average store (in thousands)	$727	$692	5%	$1,443	$1,346	7%
Abercrombie & Fitch	$848	$829	2%	$1,650	$1,618	2%
abercrombie	$417	$369	13%	$868	$717	21%
Hollister	$753	$713	6%	$1,505	$1,384	9%
RUEHL*	$685	$574	19%	$1,380	$1,151	20%

Increase/(decrease) in comparable store sales**	0%	30%	3%	24%
Abercrombie & Fitch	(4)%	26%	(4)%	20%
abercrombie	11%	57%	20%	44%
Hollister	3%	29%	8%	25%
RUEHL	24%	n	/a	20%	n	/a

Retail sales increase attributable to new and remodeled stores, catalogue and websites	15%	12%	15%	14%

Net retail sales per average gross square foot	$103	$98	5%	$204	$190	7%
Abercrombie & Fitch	$97	$95	2%	$188	$184	2%
abercrombie	$95	$84	13%	$198	$163	21%
Hollister	$115	$110	5%	$230	$213	8%
RUEHL*	$77	$61	26%	$157	$122	29%

Transactions per average retail store	12,651	12,201	4%	24,179	22,734	6%
Abercrombie & Fitch	12,497	12,413	1%	23,329	23,195	1%
abercrombie	7,307	6,641	10%	14,425	12,258	18%
Hollister	15,493	15,391	1%	30,034	28,885	4%
RUEHL*	8,716	6,475	35%	16,610	11,919	39%

Average retail transaction value	$57.46	$56.72	1%	$59.68	$59.23	1%
Abercrombie & Fitch	$67.84	$66.81	2%	$70.75	$69.78	1%
abercrombie	$57.06	$55.58	3%	$60.14	$58.45	3%
Hollister	$48.60	$46.32	5%	$50.12	$47.92	5%
RUEHL*	$78.61	$88.65	(11)%	$83.11	$96.58	(14)%

Average units per retail transaction	2.35	2.28	3%	2.34	2.26	4%
Abercrombie & Fitch	2.28	2.21	3%	2.26	2.22	2%
abercrombie	2.77	2.73	1%	2.75	2.69	2%
Hollister	2.32	2.22	5%	2.30	2.18	6%
RUEHL*	2.57	2.30	12%	2.55	2.33	9%

Average unit retail sold	$24.45	$24.88	(2)%	$25.50	$26.21	(3)%
Abercrombie & Fitch	$29.75	$30.23	(2)%	$31.31	$31.43	nm
abercrombie	$20.60	$20.36	1%	$21.87	$21.73	1%
Hollister	$20.95	$20.86	n	m	$21.79	$21.98	(1)%
RUEHL*	$30.59	$38.54	(21)%	$32.59	$41.45	(21)%
* Net Sales for RUEHL during the second quarter of Fiscal 2006 and Fiscal 2005, and the related statistics, reflect the activity of ten stores open in second quarter Fiscal 2006 and five stores open in second quarter Fiscal 2005. As a result, year-over-year comparisions may not be meaningful.
** A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
The Company is pleased with the sales and profit growth achieved in the second quarter of Fiscal 2006. Comparable store sales for the quarter were flat compared to last year versus a 30% increase for the second quarter of Fiscal 2005 compared to the second quarter of the Fiscal year ended January 29, 2005. While the Company believes it can achieve positive comparable store sales increases for the remainder of Fiscal 2006, it expects comparable store sales to be at a modest level.
Enhancing the quality of the Company’s brands continues to be a top priority. To continue the Company’s success and meet management’s objective of being recognized as the coolest brand for each of the targeted age groups, the Company has taken steps over the past two years to improve the store environment, its primary method of communicating with its customers. Over this time period, the Company has focused on maintaining appropriate inventory levels in its stores and newness in both store inventory and presentation and has increased store payroll hours to enhance environment, attitude and presentation. Currently, Abercrombie & Fitch stores are undergoing a store refresh program with the objective of replicating the environment of the Company’s Fifth Avenue Flagship store. The Company completed 13 refresh projects during the second quarter and expects to complete an additional 35 in the third quarter. The Company also improved 112 storefronts with the addition of louvers during the second quarter and expects to improve an additional 52 storefronts during the third quarter.
From a merchandising standpoint, during the second quarter, the Company changed the method of clearing through older items by eliminating the first of what used to be two seasonal sales events to ensure that full price merchandise will be available at its stores even during the transition from one season to the next. The Company cleared through the Spring season merchandise better than in Fiscal 2005, ending the quarter with lower Spring season carryover levels, at cost, and a lower markdown rate compared to Fiscal 2005. The Company intends to continue employing this strategy in the second half of the year, although the Company believes the impact on gross margin will be minimal.
The Company ended the second quarter of Fiscal 2006 with an inventory increase, at cost, of approximately 9% per gross square foot compared to the second quarter of Fiscal 2005. The Company expects to end the third quarter of Fiscal 2006 with a lower inventory increase year-over-year per gross square foot when compared to the increase during the second quarter of Fiscal 2006 and expects that inventory levels will continue to moderate for the remainder of the Fiscal year.
For Fiscal 2006, the Company plans to invest approximately $260 million in new store construction, remodels, conversions and improvements to existing stores. In the Abercrombie & Fitch brand alone, the Company is planning to invest at least $50 million over two years to refresh the brand’s store base and enhance the in-store experience for its customers. The Company is also investing in its home office, especially in its information technology infrastructure and distribution center, in order to better support the Company’s future growth. Construction of the new distribution center is ahead of schedule and is expected to be completed in November 2006.
Although the Company will continue to make strategic investments in its store and distribution operations, it seeks to reduce stores and distribution expense, as a percentage of net sales, with modest projected comparable store sales increases for the remainder of the Fiscal year. In the short term, the Company does not expect to leverage its marketing, general and administrative expense due to stock option expensing and continued investments in its home office infrastructure, especially in information technology.
The Company expects net income per share on a diluted basis for the second half of Fiscal 2006 to be in the range of $3.15 to $3.20, including stock option expense of approximately $0.02 attributable to SFAS No. 123(R). Included in the guidance is an estimated $0.08 of incremental fourth quarter net income per diluted share resulting from an extra selling week in the Fiscal 2006 calendar.

SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2006 were $658.7 million, an increase of 15% over net sales of $571.6 million during the second quarter of Fiscal 2005. The net sales increase was attributable to the net addition of 76 stores, which included the Fifth Avenue Flagship store and five stores in Canada.
By brand, comparable store sales for the second quarter of Fiscal 2006 versus the same quarter in Fiscal 2005 were as follows: Abercrombie & Fitch comparable store sales decreased 4% with women’s comparable store sales decreasing by a low single-digit and men’s comparable store sales decreasing by a high single-digit. In abercrombie, comparable store sales increased 11% with girls realizing a low double-digit increase and boys achieving a mid single-digit increase. In Hollister, comparable store sales increased by 3% with bettys realizing a mid single-digit comparable store sales increase and dudes posting a low single-digit decrease. RUEHL comparable store sales increased 24% with men’s comparable store sales increasing by the mid-thirties and women posting a high single-digit increase.
Regionally, comparable store sales were strongest in the North Atlantic and weakest in the South.
In Abercrombie & Fitch, when compared to the second quarter of Fiscal 2005, women’s comparable store sales decreased during the second quarter of Fiscal 2006 in jeans, skirts and sweaters, partially offset by increases in shorts and knits, while men’s comparable store sales decreased during the second quarter of Fiscal 2006 in knits, jeans and activewear, partially offset by increases in graphic tees and personal care.
In abercrombie, girls’ comparable store sales increased in knits and shorts partially offset by decreases in jeans and skirts, while boys achieved comparable store sales increases in knits and graphic tees, partially offset by decreases in activewear and jeans, when compared to the second quarter of Fiscal 2005.
In Hollister, when compared to the second quarter of Fiscal 2005, bettys had comparable store sales increases in knits, pants and shorts, and decreases in jeans, sweaters and skirts. Dudes had comparable store sales increases in graphic tees and shorts, and decreases in jeans and knits.
In RUEHL, men had comparable store sales increases across the majority of categories, especially in graphic tees and shorts when compared to the second quarter of Fiscal 2005. In women comparable store sales increases in pants, accessories and fleece were partially offset by decreases in sweaters.

Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the second quarter of Fiscal 2006 were $27.5 million, an increase of 33.5% over Fiscal 2005 second quarter net sales of $20.6 million. Shipping and handling revenue for the second quarter of Fiscal 2006 was $4.4 million compared to $3.2 million for the corresponding period in Fiscal 2005. The direct-to-consumer business accounted for 4.8% of net sales in the second quarter of Fiscal 2006 compared to 4.2% in the second quarter of Fiscal 2005.
Gross Profit
Gross profit for the second quarter of Fiscal 2006 was $455.3 million compared to $389.7 million for the comparable period in Fiscal 2005. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2006 was 69.1%, up 90 basis points from the second quarter Fiscal 2005 rate of 68.2%. The increase in the gross profit rate primarily reflects a lower markdown rate combined with a slightly higher initial markup compared to the second quarter of Fiscal 2005, partially a result of eliminating the seasonal sales event.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2006 was $270.5 million compared to $232.1 million for the comparable period in Fiscal 2005. For the second quarter of Fiscal 2006, the stores and distribution expense rate (stores and distribution expenses divided by net sales) was 41.1% compared to 40.6% in the second quarter of Fiscal 2005. The increase in the rate resulted primarily from the expense related to improvements to existing Abercrombie & Fitch stores, including the refresh program, partially offset by leverage in store payroll expense.
The distribution center productivity, as measured in units processed per labor hour (“UPH”), decreased during the second quarter of Fiscal 2006 by 16% as compared to the second quarter of Fiscal 2005. The decrease resulted from increased capacity utilization at the distribution center and the Company’s focus on newness and maintenance of inventory levels at the stores during Fiscal 2006 . The Company expects the UPH level to continue to decrease until the second distribution center at the Company’s New Albany campus is fully operational.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2006 was $85.3 million compared to $67.9 million during the same period in Fiscal 2005. For the second quarter of Fiscal 2006, the marketing, general and administrative expense rate (marketing, general and administrative expenses divided by net sales) was 13.0% compared to 11.9% for the second quarter of Fiscal 2005. The increase in this rate was due to expense related to SFAS No. 123(R) and information technology related projects.
Other Operating Income, Net
Second quarter other operating income for Fiscal 2006 was $3.0 million compared to $1.4 million for the second quarter of Fiscal 2005. The increase was primarily related to an insurance reimbursement received during the second quarter of Fiscal 2006 for Hurricane Katrina damage.

Operating Income
Operating income for the second quarter of Fiscal 2006 increased to $102.4 million from $91.1 million in the second quarter of Fiscal 2005, an increase of 12.4%. The operating income rate (operating income divided by net sales) was 15.6% for the second quarter of Fiscal 2006 compared to 15.9% for the second quarter of Fiscal 2005.
Interest Income and Income Tax Expense
Second quarter net interest income was $2.8 million in Fiscal 2006 compared to $1.6 million in the second quarter of Fiscal 2005. The increase in net interest income was due to higher interest rates and a higher available investment balance during the second quarter of Fiscal 2006 when compared to the second quarter of Fiscal 2005.
The effective tax rate for the second quarter of Fiscal 2006 was 37.5% as compared to 38.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate relates primarily to an increase in tax-exempt income and a $0.6 million tax provision benefit related to the settlement of a tax audit.
The Company estimates that the annual effective tax rate for Fiscal 2006 will be 39%, exclusive of the impact of any items that are discrete to the interim periods. The Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 38.0%, including the benefit recognized as a discrete item in the first and second quarters, but excluding any future items that may be recognized discretely in the interim periods in which they occur.
Net Income and Net Income per Share
Net income for the second quarter of Fiscal 2006 was $65.7 million versus $57.4 million for the second quarter of Fiscal 2005, an increase of 14.5%. Net income per diluted weighted-average share outstanding for the second quarter of Fiscal 2006 was $0.72 versus $0.63 for the same period of Fiscal 2005, an increase of 14.3%. The after-tax effect of SFAS No.123(R) for the second quarter of Fiscal 2006 was $0.04 per share on a diluted basis.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2006 were $1.316 billion, an increase of 18% over Fiscal 2005’s net sales of $1.118 billion for the same period. The net sales increase was attributable to the combination of a 3% comparable store sales increase and the net addition of 76 stores, which included the Fifth Avenue Flagship store and five stores in Canada.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 4%, abercrombie increased 20%, Hollister increased 8% and RUEHL posted a 20% increase. The women’s business in each concept continued to be more significant than the men’s. Year-to-date, womens and girls represented over 60% of net sales for each of the brands. abercrombie girls achieved a low-twenties comparable stores sales increase, Hollister girls and RUEHL womens had high single-digit comparable store sales increases and Abercrombie & Fitch womens posted a low single-digit decrease.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the year-to-date period for Fiscal 2006 were $57.9 million, an increase of 20.4% over Fiscal 2005’s comparable period net sales of $48.1 million. Shipping and handling revenue for the corresponding periods was $9.2 million in Fiscal 2006 and $7.5 million in Fiscal 2005. The direct-to-consumer business accounted for 5.1% of net sales for the Fiscal 2006 year-to-date period compared to 5.0% in the Fiscal 2005 year-to-date period.
Gross Profit
Year-to-date gross profit during Fiscal 2006 was $885.2 million compared to $746.9 million in the comparable period during Fiscal 2005. The gross profit rate for the year-to-date period of Fiscal 2005 was 67.3%, up 50 basis points from last fiscal year’s rate of 66.8%. The increase in the gross profit rate results primarily from a lower markdown rate combined with a slightly higher initial markup.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2006 year-to-date period was $528.8 million compared to $454.3 million for the comparable period in Fiscal 2005 . The stores and distribution expense rate was 40.2% compared to 40.6% in the corresponding period of Fiscal 2005. The decrease in the rate resulted primarily from the Company’s ability to leverage store-related fixed costs, combined with a reduction in store repairs and maintenance expense, partially offset by improvements to existing Abercrombie & Fitch stores, including the refresh program.
The distribution center productivity, as measured in UPH, for the Fiscal 2006 year-to-date period decreased 16%. The decrease resulted from increased capacity utilization at the distribution center. The Company expects the UPH level to continue to decrease until the second distribution center at the Company’s New Albany campus is fully operational.

Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2006 year-to-date period was $175.0 million compared to $135.0 million during the same period in the 2005 Fiscal year. The marketing, general and administrative expense rate was 13.3% compared to 12.1% for the year-to-date period of the 2005 Fiscal year. The increase is primarily attributable to SFAS 123(R) expense and information technology related expense.
Other Operating Income, Net
Year-to-date other operating income for Fiscal 2006 was $5.1 million compared to $1.8 million for the second quarter of Fiscal 2005. The increase was primarily related to insurance reimbursements.
Operating Income
For the Fiscal 2006 year-to-date period, operating income was $186.4 million compared to $159.4 million for the Fiscal 2005 comparable period, an increase of 16.9%. The operating income rate for the Fiscal 2006 year-to-date period was 14.2% versus 14.3% for the Fiscal 2005 year-to-date period. The operating income rate for the Fiscal 2006 year-to-date period remained relatively flat to the comparable period last Fiscal year as a result of a an increase in marketing, general and administrative expenses partially offset by a higher gross profit rate, a decrease in stores and distribution expense rate and a higher other operating income rate.
Interest Income and Income Tax Expense
Year-to-date net interest income for Fiscal 2006 was $5.9 million compared to $2.8 million for the Fiscal 2005 comparable period. The increase in net interest income was due to higher interest rates and a higher available investment balance during the second quarter of Fiscal 2006 when compared to the second quarter of Fiscal 2005.
The effective tax rate for the Fiscal 2006 year-to-date period was 36.6% compared to 39.7% for the Fiscal 2005 comparable period. The Fiscal 2006 tax rate includes a $2.6 million tax benefit related to the settlement of tax audits and the resulting change in reserve estimates. The decrease in the effective tax rate is also a result of an increase in tax exempt income during the Fiscal 2006 year-to-date period as compared to the Fiscal 2005 year-to-date period. The 2005 comparable period tax rate reflected a $2.3 million charge related to the Company’s change in estimate of the potential outcome of certain state tax matters.
The Company estimates that the annual effective tax rate for Fiscal 2006 will be 39.0%, exclusive of the impact of any items that are discrete to the interim periods. The Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 38.0%, including the benefit recognized as a discrete item in the first and second quarters, but excluding any future items that may be recognized discretely in the interim periods in which they occur.

Net Income and Net Income per Share
For the Fiscal 2006 year-to-date period, net income was $122.0 million compared to $97.8 million for the 2005 Fiscal year comparable period, an increase of 24.7%. Fiscal 2006 year-to-date net income per diluted weighted-average share outstanding was $1.34 versus $1.07 for the same period last Fiscal year, an increase of 25.2%. The after-tax effect of SFAS No.123(R) was $0.08 per share on a diluted basis for the 2006 Fiscal year-to-date period.
Off-Balance Sheet Arrangements and Contractual Obligations
As of July 29, 2006, the Company did not have any off-balance sheet arrangements and the Company’s contractual obligations were as follows:

	Payments due by period (thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Operating Leases Obligations	$1,544,243	$199,559	$393,664	$348,315	$602,705
Purchase Obligations	219,339	219,339	—	—	—
Other Obligations	73,580	67,079	4,409	2,031	61

Totals	$1,837,162	$485,978	$398,073	$350,346	$602,766

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (see Note 6 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2005). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes was $52.6 million and $45.9 million for year-to-date Fiscal 2006 and year-to-date Fiscal 2005, respectively. The purchase obligations category represents purchase orders for merchandise to be delivered during Fall 2006 and commitments for fabric to be used during the next several seasons. Other obligations represent preventive maintenance contracts for Fiscal 2006 and letters of credit outstanding as of July 29, 2006 (see Note 9 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	July 29, 2006	January 28, 2006

Working capital	$434,061	$ 455,530

Capitalization:
Shareholders’ equity	$1,110,724	$ 995,117

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $81.8 million for the twenty-six weeks ended July 29, 2006 versus $50.8 million in the comparable period in Fiscal 2005. Cash was provided primarily by current year net income, adjusted for depreciation and amortization and share-based compensation charges; lessor construction allowances collected; and changes in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventory and payments of income taxes.
Investing Activities
Cash outflows for investing activities were for purchases of marketable securities and capital expenditures (see the discussion in “Capital Expenditures and Lessor Construction Allowances”) related primarily to new store construction and other construction in progress. Cash inflows from investing activities were generated by sales of marketable securities. As of July 29, 2006, the Company held $284.6 million of marketable securities with original maturities of greater than 90 days.

Financing Activities
Financing activities for the twenty-six week period ended July 29, 2006 consisted of $30.8 million for the payment of $0.175 per share quarterly dividends on March 21, 2006 and June 20, 2006 and $4.9 million received in connection with stock option exercises.
During the second quarter of Fiscal 2006, the Company did not repurchase shares of A&F’s Class A Common Stock. As of July 29, 2006, 5.7 million shares were subject to repurchase as part of the August 2005 A&F Board of Directors’ authorization to repurchase six million shares of A&F’s Class A Common Stock.
The Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations. Trade letters of credit totaling approximately $60.6 million and $40.2 million were outstanding on July 29, 2006 and July 30, 2005, respectively. No loans were outstanding on July 29, 2006 or July 30, 2005.
Standby letters of credit totaling approximately $4.9 million and $4.5 million were outstanding on July 29, 2006 and July 30, 2005. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2006. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet
Store count and gross square footage by brand were as follows for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
April 29, 2006	348	161	327	10	846
New	—	4	23	—	27
Remodels/Conversions (net)	5	—	5	—	10
Closed	(2)	(1)	—	—	(3)

July 29, 2006	351	164	355	10	880

Gross Square Feet (thousands)
April 29, 2006	3,039	704	2,143	89	5,975
New	—	19	151	—	170
Remodels/Conversions (net)	62	—	35	—	97
Closed	(16)	(4)	—	—	(20)

July 29, 2006	3,085	719	2,329	89	6,222

Average Store Size	8,789	4,384	6,561	8,900	7,070

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
April 30, 2005	351	167	260	5	783
New	10	1	21	—	32
Closed	(6)	(5)	—	—	(11)

July 30, 2005	355	163	281	5	804

Gross Square Feet (thousands)
April 30, 2005	3,096	740	1,689	47	5,572
New	62	4	138	—	204
Closed	(72)	(30)	—	—	(102)

July 30, 2005	3,086	714	1,827	47	5,674

Average Store Size	8,693	4,379	6,502	9,488	7,057

Store count and gross square footage by brand were as follows for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
January 29, 2006	361	164	318	8	851
New	1	4	32	2	39
Remodels/Conversions (net)	(6)	—	5	—	(1)
Closed	(5)	(4)	—	—	(9)

July 29, 2006	351	164	355	10	880

Gross Square Feet (thousands)
January 29, 2006	3,157	716	2,083	69	6,025
New	8	19	211	20	258
Remodels/Conversions (net)	(40)	—	35	—	(5)
Closed	(40)	(16)	—	—	(56)

July 29, 2006	3,085	719	2,329	89	6,222

Average Store Size	8,789	4,384	6,561	8,900	7,070

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
January 30, 2005	357	171	256	4	788
New	11	1	25	1	38
Closed	(13)	(9)	—	—	(22)

July 30, 2005	355	163	281	5	804

Gross Square Feet (thousands)
January 30, 2005	3,138	752	1,663	37	5,590
New	70	4	164	10	248
Closed	(122)	(42)	—	—	(164)

July 30, 2005	3,086	714	1,827	47	5,674

Average Store Size	8,693	4,379	6,502	9,488	7,057

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $184.0 million and $117.5 million for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively. Additionally, the non-cash accrual for construction in progress increased $42.2 million for the twenty-six week period ended July 29, 2006 compared to an increase of $16.6 million for the twenty-six week period ended July 30, 2005. Capital expenditures related primarily to new store construction, new distribution center and home office expansion and the store refresh project. The balance of capital expenditures related primarily to miscellaneous store, home office and distribution center projects.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the twenty-six week periods ended July 29, 2006 and July 30, 2005, the Company received $20.9 million and $15.8 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with SFAS No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $400 million to $420 million, excluding landlord construction allowances, in Fiscal 2006 for capital expenditures, of which $260 million is to be allocated to new store construction, and remodels and conversions of, and improvements to, existing stores. The remainder will be related to home office, information technology and distribution center investments. The new distribution center, which is under construction, is ahead of schedule and is expected to be completed in November 2006. From an information technology standpoint, the Company is enhancing several existing platforms. The Company believes that by improving its infrastructure it can achieve greater scalability, resulting in increased efficiency at both the store and home office level.
By the end of Fiscal 2006 the Company plans to increase gross square footage by approximately 11% to 12% over Fiscal 2005. Management anticipates the net addition of approximately eight new Abercrombie & Fitch stores, 18 new abercrombie stores, 74 new Hollister stores and seven RUEHL stores, for a total of 107 new stores.
For Fiscal 2006, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to be approximately $128. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to be approximately $175. Due to variances in landlord allowances and other characteristics unique to the two new Abercrombie & Fitch locations currently under consideration for Fiscal 2006, the construction costs, net of construction allowances, of these stores are higher than last Fiscal year’s actual per store costs. The Company believes that the construction costs of the two identified Abercrombie & Fitch stores are not representative of the costs the Company expects to incur for the remaining Abercrombie & Fitch stores planned in Fiscal 2006. The Company expects initial inventory purchases for the stores to average approximately $371,000, $148,000 and $243,000 per store for Abercrombie & Fitch, abercrombie and Hollister, respectively.

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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as stores and distribution expense. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company considers the probability of the gift card being redeemed to be remote for 50% of the balance of gift cards at 24 months after the date of issuance and remote for the remaining balance at 36 months after the date of issuance, and at that time recognizes the remaining balance as other operating income. At July 29, 2006 and January 28, 2006, the gift card liability on the Company’s Consolidated Balance Sheet was $36.8 million and $53.2 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During the second quarter of Fiscal 2006 the Company recognized other operating income for adjustments to the gift card liability of $0.7 million. During the second quarter of Fiscal 2005, the Company recognized other operating expense of $0.7 million for adjustments to the gift card liability.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup (“IMU”) is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. Inherent in the retail method calculation are certain significant judgments and estimates including, among others, IMU, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Management believes this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.
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
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “ Interim Financial Reporting” and FIN No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”. Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
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
Equity Compensation Expense — Prior to January 29, 2006, the Company reported stock-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123,” but elected to measure compensation expense using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense for options was recognized prior to January 29, 2006 because all options were granted at fair market value on the grant date. The Company recognized compensation expense related to restricted stock unit awards.

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
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Stock Based Compensation,” being equal, a 10% increase in term will yield a 3% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 6% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility will not have a material effect on the Company’s results since the number of stock options granted during the period was not material.
Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes”, an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes". FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale. These securities have maturities ranging from three months to 40 years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintenance of sufficient liquidity to meet operating requirements and maximization of net after-tax yield.
Investments in municipal notes and bonds may have early redemption provisions at predetermined prices. Taking these provisions into account none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For the second quarter of Fiscal 2006, there were no realized gains or losses, and as of July 29, 2006, cumulative net unrealized holding losses were $1.2 million.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days. Failed auctions rarely occur. The Company held approximately $284.6 million and $411.2 million in marketable securities as of July 29, 2006 and January 28, 2006, respectively.
The Company does not enter into financial instruments for trading purposes.
As of July 29, 2006, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company’s market risk profile as of July 29, 2006 has not significantly changed since the market risk profile disclosed in Abercrombie & Fitch Co.’s Annual Report on Form 10-K for Fiscal 2005.

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
The Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the Fiscal quarter ended July 29, 2006. Based upon that evaluation, the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Form 10-Q.
Change in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s Fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Class A common stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement-in-principle of these matters. According to the terms of the settlement-in-principle, the Company’s insurance company, on behalf of the defendants, will cause to be paid $6.0 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement is not expected to have a material effect on the Company’s financial statements. The settlement will become final and binding only upon execution of a definitive settlement agreement and approval thereof by the judge who is presiding over the cases, after notice to the settlement class and a hearing to determine whether the proposed settlement is fair, reasonable and adequate.
There have been developments in three class actions filed against the Company involving overtime compensation which were previously reported. In addition, a fourth class action has been filed against the Company involving overtime compensation. In each action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages.
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating that it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plaintiffs motions to certify their class. The Court also indicated that it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006, and filed an appellate brief with the Sixth Circuit on August 7, 2006.
In Casey Fuller, Individually and on Behalf of All Others Similarly Situated v. Abercrombie & Fitch Stores, Inc., which was filed on December 28, 2004 in the United States District Court for the Eastern District of Tennessee, the plaintiff alleges that he and other similarly situated assistant managers and managers in training were not paid properly calculated overtime during their employment and seeks overtime pay under the Fair Labor Standards Act. The defendant filed an answer on February 7, 2005. Because of its similarities to the Mitchell case, the defendant filed, on April 19, 2005, a motion to stay the Fuller case pending the outcome of the Mitchell case or, in the alternative, transfer the Fuller case to the United States District Court for the Southern District of Ohio. On May 31, 2005, the United States District Court for the Eastern District of Tennessee transferred the Fuller case to the United States District Court for the Southern District of Ohio. On September 2, 2005, the Fuller case was consolidated with the Mitchell case for all purposes. The parties reached a settlement of Fuller’s individual claims, and Fuller voluntarily dismissed his individual claims with prejudice on July 10, 2006. The settlement will not have a material effect on the Company’s consolidated financial statements.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaintant seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006.
Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles on June 23, 2006. Three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaintant seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The Company plans to vigorously defend the case, the outcome of which cannot be predicted by the Company.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Class A Common Stock of A&F between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Class A Common Stock in the summer of 2005. On November 1, 2005, a motion to consolidate all these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended complaint was filed on August 14, 2006 and the responses of defendants are due on October 13, 2006.
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

A consolidated amended complaint was filed in the federal proceeding on July 10, 2006. A&F has filed a motion to stay the consolidated federal derivative case and the time for all other defendants to respond has been extended pending decision of A&F’s motion. The state court action has been stayed by order of court pending the report of a Special Litigation Committee of the Company’s Board of Directors.
In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Class A Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.
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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of July 29, 2006 have not significantly changed from those disclosed in Abercrombie & Fitch Co.’s Annual Report on Form 10-K for Fiscal 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchase of its Class A Common Stock during each Fiscal month of the quarterly period ended July 29, 2006:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Program	under the Program(1)
April 30 through May 27, 2006	—	$—	—	5,683,500
May 28 through July 1, 2006	—	$—	—	5,683,500
July 2 through July 29, 2006	—	$—	—	5,683,500

Total	—	$—	—	5,683,500

(1) The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased from time-to-time, depending on market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 14, 2006, A&F held its annual meeting of shareholders at Abercrombie & Fitch’s executive offices located at 6301 Fitch Path, New Albany, Ohio. At the close of business on the April 17, 2006 record date, 87,957,925 shares of Class A Common Stock were outstanding and entitled to vote. At the Annual Meeting, 78,604,046, or 89.4% of the outstanding shares of Class A Common Stock entitled to vote, were represented by proxy or in person. At the Annual Meeting, Messrs. James B. Bachmann, Michael S. Jeffries and John W. Kessler and Ms. Lauren J. Brisky were re-elected to A&F’s Board of Directors, each to serve for a three-year term expiring in 2009. The vote on the proposals was as follows:
Proposal 1 — Election of Officers

		Votes	Broker
	Votes For	Withheld	Non-Votes
James B. Bachman	74,353,759	4,250,286	—
Lauren J. Brisky	75,770,552	2,833,493	—
Michael S. Jeffries	75,615,451	2,988,594	—
John W. Kessler	51,845,878	26,758,167	—
Proposal 2 — Ratify PricewaterhouseCoopers LLP as Independent Registered Public Accountants

		Votes
	Votes For	Against	Abstain
Beneficial Common	78,025,645	404,572	99,579
Registered Common	72,717	609	922
The following individuals also continue to serve on the Board of Directors: Messrs. Daniel J. Brestle, John A. Golden, Archie M. Griffin, Allan A. Tuttle, Russell M. Gertmenian and Edward F. Limato.

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

ABERCROMBIE & FITCH CO.
Date: September 7, 2006	By	/s/ MICHAEL W. KRAMER

Michael W. Kramer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15.1	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm -- PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.