Form 10-Q
period 2006-10-28
ABERCROMBIE & FITCH CO /DE/
filed 2006-12-05
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 1, 2006

$.01 Par Value	88,246,110 Shares

ABERCROMBIE & FITCH CO.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
NET SALES	$863,448	$704,918	$2,179,415	$1,823,319

Cost of Goods Sold	295,250	239,832	726,043	611,321

GROSS PROFIT	568,198	465,086	1,453,372	1,211,998

Stores and Distribution Expense	308,456	252,947	837,302	707,267
Marketing, General and Administrative Expense	97,167	97,644	272,206	232,674
Other Operating Income, Net	(266)	(1,379)	(5,392)	(3,193)

OPERATING INCOME	162,841	115,874	349,256	275,250

Interest Income, Net	(3,252)	(1,516)	(9,183)	(4,296)

INCOME BEFORE INCOME TAXES	166,093	117,390	358,439	279,546

Provision for Income Taxes	64,062	45,790	134,445	110,186

NET INCOME	$102,031	$71,600	$223,994	$169,360

NET INCOME PER SHARE:
BASIC	$1.16	$0.81	$2.55	$1.95
DILUTED	$1.11	$0.79	$2.44	$1.87

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,106	87,862	87,982	87,002
DILUTED	92,146	90,458	91,675	90,422

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.425

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$469	$—	$579	$—
Unrealized Gain/(Loss) on Marketable Securities, net of taxes of $207 and ($6) for the thirteen and thirty-nine week periods ended October 28, 2006, respectively	309	—	(14)	—

Other Comprehensive Income	$778	$—	$565	$—

COMPREHENSIVE INCOME	$102,809	$71,600	$224,559	$169,360

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	October 28, 2006	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$65,466	$50,687
Marketable Securities	308,906	411,167
Receivables	59,495	41,855
Inventories	431,002	362,536
Deferred Income Taxes	29,698	29,654
Other Current Assets	60,716	51,185

TOTAL CURRENT ASSETS	955,283	947,084
PROPERTY AND EQUIPMENT, NET	1,058,740	813,603
OTHER ASSETS	51,808	29,031

TOTAL ASSETS	$2,065,831	$1,789,718

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Outstanding Checks	$178,700	$145,313
Accrued Expenses	259,543	215,034
Deferred Lease Credits	35,160	31,727
Income Taxes Payable	50,939	99,480

TOTAL CURRENT LIABILITIES	524,342	491,554

LONG-TERM LIABILITIES:
Deferred Income Taxes	28,641	38,496
Deferred Lease Credits	208,373	191,225
Other Liabilities	92,596	73,326

TOTAL LONG-TERM LIABILITIES	329,610	303,047

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 28, 2006 and January 28, 2006	1,033	1,033
Paid-In Capital	282,138	229,261
Retained Earnings	1,463,539	1,290,208
Accumulated Other Comprehensive Loss, Net of Tax	(231)	(796)
Deferred Compensation	—	26,206

Treasury Stock, at Average Cost - 15,108 and 15,574 shares at October 28, 2006 and January 28, 2006, respectively	(534,600)	(550,795)

TOTAL SHAREHOLDERS’ EQUITY	1,211,879	995,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,065,831	$1,789,718

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
OPERATING ACTIVITIES:
Net Income	$223,994	$169,360

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	104,979	90,866
Amortization of Deferred Lease Credits	(25,510)	(23,756)
Share-Based Compensation	28,717	23,190
Tax Benefit from Share-Based Compensation	4,239	51,162
Excess Tax Benefit from Share-Based Compensation	(2,972)	—
Deferred Taxes	(9,899)	(13,309)
Loss on Disposal of Assets	6,034	6,043
Lessor Construction Allowances	32,940	28,662
Changes in Assets and Liabilities:
Inventories	(68,528)	(191,147)
Other Assets and Liabilities	5,376	12,085
Accounts Payable and Accrued Expenses	18,680	36,313
Income Taxes	(48,541)	1,348

NET CASH PROVIDED BY OPERATING ACTIVITIES	269,509	190,817

INVESTING ACTIVITIES:
Capital Expenditures	(302,852)	(185,776)
Contribution to Rabbi Trust	(22,000)	—
Investments Activity
Purchases	(986,143)	(456,605)
Proceeds from Sales	1,088,429	277,674

Net Investments Activity	102,286	(178,931)

NET CASH USED FOR INVESTING ACTIVITIES	(222,566)	(364,707)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	9,541	73,070
Excess Tax Benefit from Share-Based Compensation	2,972	—
Purchase of Treasury Stock	—	(103,296)
Change in Outstanding Checks and Other	1,507	(9,762)
Dividends Paid	(46,184)	(36,882)

NET CASH USED FOR FINANCING ACTIVITIES	(32,164)	(76,870)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS:	14,779	(250,760)
Cash and Equivalents, Beginning of Year	50,687	350,368

CASH AND EQUIVALENTS, END OF PERIOD	$65,466	$99,608

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$53,340	$24,619

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

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

Certain amounts have been reclassified to conform with the current year presentation. The Company periodically acquires shares of its Class A Common Stock, par value $0.01 per share (“Common Stock”) under various Board of Directors authorized share buy-back plans. The shares acquired are held as treasury stock and are not retired. The Company utilizes the treasury stock when issuing shares for stock options exercises and restricted stock unit vestings. In accordance with the Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” “gains” on sales of treasury stock not previously accounted for as constructively retired should be credited to paid-in capital; “losses” may be charged to paid-in capital to the extent of previous net “gains” from sales or retirements of the same class of stock, otherwise to retained earnings. On the Consolidated Balance Sheet for the year ended January 28, 2006, the Company reclassified cumulative treasury stock “losses” of $67.6 million to retained earnings, that were previously netted against paid-in capital. Amounts reclassified did not have an effect on the Company’s results of operations, total shareholders’ equity or Consolidated Statements of Cash Flows.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determined its operating segments on the same basis it uses internally to evaluate performance. The operating segments identified by the Company – Abercrombie & Fitch, abercrombie, Hollister and RUEHL – have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods.

The condensed consolidated financial statements as of October 28, 2006 and for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2006.

The condensed consolidated financial statements as of October 28, 2006 and for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.	SHARE-BASED COMPENSATION

On January 29, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation to be measured based on estimated fair values at the date of grant using an option pricing model. Previously, the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for which no expense was recognized for stock options if the exercise price was equal to the market value of the underlying Common Stock on the date of grant, and if the Company provided the required pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires share-based compensation to be recognized for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in this Report on Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Under the modified prospective method, compensation expense recognized for the thirteen and thirty-nine weeks ended October 28, 2006 includes compensation expense for: a) all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and b) all share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the incremental effect of the adoption of SFAS No. 123(R) to the Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended October 28, 2006:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
(Thousands, except per share amounts)	October 28, 2006	October 28, 2006
Stores and Distribution Expense	$110	$338
Marketing, General and Administrative Expense	1,547	12,608

Share-based compensation effect in income before taxes	1,657	12,946

Provision for Income Taxes	(323)	(4,182)

Net share-based compensation effects in net income	$1,334	$8,764

Effect on net income per basic share	$0.02	$0.10
Effect on net income per diluted share	$0.01	$0.10

Effect on cash flow from operating activities	$(574)	$(2,972)
Effect on cash flow from financing activities	$574	$2,972

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and net income per share for the thirteen and thirty-nine weeks ended October 29, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s share-based compensation plans prior to January 29, 2006:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
(Thousands except per share amounts)	October 29, 2005	October 29, 2005
Net income:
As reported	$71,600	$169,360

Share-based compensation expense included in reported net income, net of tax(1)	7,022	12,027

Share-based compensation expense determined under fair value based method, net of tax	(12,733)	(28,595)

Pro forma	$65,889	$152,792

Net income per basic share:
As reported	$0.81	$1.95
Pro forma	$0.75	$1.76

Net income per diluted share:
As reported	$0.79	$1.87
Pro forma	$0.72	$1.67

(1)	Includes share-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented using the intrinsic value method.

Total share-based compensation expense recognized under SFAS No. 123(R) was $8.1 million and $28.7 million for the thirteen and thirty-nine week periods ended October 28, 2006, respectively. Share-based compensation expense of $11.5 million and $19.7 million was recognized for the thirteen and thirty-nine week periods ended October 29, 2005, respectively, under APB 25. The Company also realized $1.2 million and $4.2 million in tax benefits for the thirteen and thirty-nine week periods ended October 28, 2006, respectively, and $2.6 million and $51.2 million in tax benefits for the thirteen and thirty-nine week periods ended October 29, 2005, respectively, related to share-based compensation.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight line basis. The Company adjusts share-based compensation on a quarterly basis for actual forfeitures and on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 29, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the thirteen and thirty-nine week periods ended October 28, 2006 was immaterial.

Upon adoption of SFAS No. 123(R), the Company began presenting the liability for share-based compensation in the Condensed Consolidated Balance Sheet as part of paid-in capital and the related tax benefit in paid-in capital. Additionally, the Company began presenting the excess tax benefit in the Consolidated Statement of Cash Flows as part of the financing activities. Prior to adoption of SFAS No. 123(R), the liability was presented in the Condensed Consolidated Balance Sheet as deferred compensation and the related tax benefit was presented in the Condensed Consolidated Statement of Cash Flows in operating activities.

As of October 28, 2006, the Company had two primary share-based compensation plans, the 2002 Stock Plan for Associates (the “2002 Plan”) and the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which it grants stock options and restricted stock units to its associates and non-associate board members. The Company also has three other share-based compensation plans under which it granted stock options and restricted stock units to its associates and non-associate Board members in prior years.

The 2005 LTIP, which is a shareholder approved plan, permits the Company to grant up to approximately 2.0 million shares of A&F’s Common Stock to the majority of associates who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, and any non-associate directors of the Company. The 2002 Plan, which is not a shareholder approved plan, permits the Company to grant up to 7.0 million shares of A&F’s Common Stock to any associate. Under both plans, stock options and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, stock options and restricted stock units vest over one year for non-associate directors. Stock options have a ten year contractual term and the plans provide for accelerated vesting if there is a change of control as defined in the plans.

The Company issues shares for stock option exercises and restricted stock unit vestings from treasury stock. As of October 28, 2006, the Company had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional treasury stock.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical experience. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.

The weighted-average estimated fair values of stock options granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	October 28, 2006		October 29, 2005
	Executive	Other
	Officers	Associates
Exercise price	$58.22	$58.04	$67.36
Fair value	$24.92	$20.67	$24.43
Assumptions:
Price volatility	47%	42%	44%
Expected term (Years)	5	4	4
Risk-free interest rate	4.9%	4.9%	4.1%
Dividend yield	1.2%	1.2%	1.1%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of issuance adjusted for anticipated dividend yields.
Below is the summary of stock option activity for the Fiscal 2006 year-to-date period:

	Thirty-Nine Weeks Ended October 28, 2006
				Weighted-Average
	Number	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	of Shares	Exercise Price	Value	Contractual Life
Outstanding at January 29, 2006	9,060,831	$37.18
Granted	401,100	58.15
Exercised	(336,407)	28.36
Forfeited or expired	(87,700)	51.18

Outstanding at October 28, 2006	9,037,824	$38.31	$353,220,266	4.1

Options exercisable at October 28, 2006	8,179,622	$36.70	$332,802,355	3.6

The total intrinsic value of stock options exercised during the thirteen and thirty-nine weeks ended October 28, 2006 was $6.0 million and $11.9 million, respectively.

As of October 28, 2006, there was $14.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the status of the Company’s restricted stock units as of October 28, 2006 and changes during the thirty-nine week period ended October 28, 2006 were as follows:

		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 29, 2006	1,856,847	$36.54
Granted	577,162	$58.22
Vested	(197,722)	$41.65
Forfeited	(143,332)	$53.87

Non-vested at October 28, 2006	2,092,955	$40.85

Restricted stock units with a fair value of $0.9 million and $8.0 million completed vesting during the thirteen and thirty-nine weeks ended October 28, 2006, respectively. As of October 28, 2006, there was $53.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

3.	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Shares of Common Stock issued	103,300	103,300
Treasury shares outstanding	(15,194)	(15,438)

Basic shares outstanding	88,106	87,862

Dilutive effect of stock options and restricted stock units	4,040	2,596

Diluted shares outstanding	92,146	90,458

Weighted-Average Shares Outstanding (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Shares of Common Stock issued	103,300	103,300
Treasury shares outstanding	(15,318)	(16,298)

Basic shares outstanding	87,982	87,002

Dilutive effect of stock options and restricted stock units	3,693	3,420

Diluted shares outstanding	91,675	90,422

Options to purchase 119,000 and 430,000 shares of Common Stock during the thirteen week periods ended October 28, 2006 and October 29, 2005, respectively, and 167,000 and 140,000 shares of Common Stock during the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively, were outstanding, but not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares for the respective periods.

4.	INVESTMENTS

As of October 28, 2006, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value, with maturities of one month to 40 years. Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase.

The Company began investing in municipal notes and bonds during Fiscal 2005. These investments may have early redemption provisions at predetermined prices. For the thirteen and thirty-nine week periods ended October 28, 2006, there were no realized gains or losses and, as of October 28, 2006, cumulative net unrealized holding losses were $0.7 million.

The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximate their fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.

The Company held approximately $308.9 million and $411.2 million in marketable securities as of October 28, 2006 and January 28, 2006, respectively.

The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of October 28, 2006, the Company’s investments held in the Rabbi Trust consisted primarily of money market funds and are recorded at fair value in other assets. Investments held in the Rabbi Trust were $22.0 million as of October 28, 2006.

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

The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory valuation prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.

The markdown reserve was $28.5 million, $10.0 million and $27.1 million at October 28, 2006, January 28, 2006 and October 29, 2005, respectively. The inventory valuation at January 28, 2006 reflects the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Fall season. The shrink reserve was $5.4 million, $3.8 million and $4.7 million at October 28, 2006, January 28, 2006 and October 29, 2005, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	October 28, 2006	January 28, 2006
Property and equipment, at cost	$1,602,104	$1,286,383
Accumulated depreciation and amortization	(543,364)	(472,780)

Property and equipment, net	$1,058,740	$813,603

7.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are amortized over the life of the related leases. Deferred lease credits are classified between current and long-term liabilities. The current portion represents the amount expected to be amortized over the next 12 months. The current balance as of October 28, 2006 and January 28, 2006 was $35.2 million and $31.7 million, respectively. The deferred lease credits amounts consisted of the following (in thousands):

	October 28, 2006	January 28, 2006
Deferred lease credits	$420,001	$376,460
Amortized deferred lease credits	(176,468)	(153,508)

Total deferred lease credits, net	$243,533	$222,952

8.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the thirteen weeks ended October 28, 2006. Cash payments of income taxes made during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were approximately $190.7 million and $71.5 million, respectively.

The effective tax rate for the thirteen weeks ended October 28, 2006 was 38.6% as compared to 39.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate relates primarily to an increase in tax-exempt income and a tax provision benefit related to the settlement of a tax audit.

The effective tax rate for the thirty-nine weeks ended October 28, 2006 was 37.5% compared to 39.4% for the Fiscal 2005 comparable period. The Fiscal 2006 tax rate includes tax benefits related to tax audit settlements and the resulting changes in reserve estimates and an increase in tax exempt income during the thirty-nine weeks ended October 28, 2006 as compared to the Fiscal 2005 comparable period. In addition, the Fiscal 2005 comparable period tax rate reflected a charge related to the Company’s change in estimate of the potential outcome of certain state matters.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leverage total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $83.4 million and $70.6 million were outstanding under the Amended Credit Agreement on October 28, 2006 and October 29, 2005, respectively. No borrowings were outstanding under the Amended Credit Agreement on October 28, 2006 or on October 29, 2005.

10.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Common Stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement-in-principle of these matters. According to the terms of the settlement-in-principle, the Company’s insurance company, on behalf of the defendants, will cause to be paid $6.1 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement is not expected to have a material effect on the Company’s financial statements. The settlement will become final and binding only upon approval thereof by the judge who is presiding over the cases, after notice to the settlement class and a hearing (scheduled to be held on January 30, 2007) to determine whether the proposed settlement is fair, reasonable and adequate.

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

In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plaintiffs motions to certify their class. The Court also indicated it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006. The matter was fully briefed on October 26, 2006. An oral argument has not yet been scheduled.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaint seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006. The court granted the motion for summary judgment to Eltrich’s individual claims on October 6, 2006, dismissing Eltrich’s individual claims with prejudice. On October 30, 2006, the court dismissed the claims of putative class members without prejudice.

Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles on June 23, 2006. Three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery. The Company plans to defend the case vigorously. The outcome of the case cannot be predicted by the Company.

Mitchell Green, et al. v. Abercrombie & Fitch Co., Abercrombie & Fitch Stores, Inc. and Abercrombie & Fitch Trading Co., was filed in the United States District Court for the Southern District of New York on November 22, 2006. Five plaintiffs allege, on behalf of putative class of nation-wide loss prevention agents employed by the Company, that they were entitled to receive overtime pay as “non-exempt” employees under the FLSA and New York wage and hour laws. The complaint seeks injunctive relief, unpaid overtime compensation, liquidated damages, interest, and attorneys’ fees and costs. The Company plans to defend the case vigorously. The outcome of the case cannot be predicted by the Company.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended complaint was filed on August 14, 2006. All defendants have moved to dismiss that complaint.

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

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.

Management intends to defend the aforesaid matters vigorously, as appropriate, and believes the outcome of its pending litigation and administrative investigation will not have a material adverse effect upon the financial condition or results of operations of the Company. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the overtime compensation claims and the securities matters, the Company’s exposure could have a material adverse effect upon the Condensed Consolidated Financial Statements.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is evaluating the impact of implementing FIN 48 on its consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on February 3, 2007. The Company does not expect the adoption of SAB No. 108 will have a material impact on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 28, 2006, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2006 and October 29, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 28, 2006, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006; and in our report dated April 3, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Columbus, Ohio
December 4, 2006

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
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at 18 to 22 year-old collegiate men and women with a youthful lifestyle, abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at seven to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of traditional casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites, where products comparable to those carried at the stores can be purchased.
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2006, net sales increased 22% to $863.4 million from $704.9 million in the third quarter of Fiscal 2005. Operating income increased to $162.8 million in the third quarter of Fiscal 2006 from $115.9 million in the third quarter of Fiscal 2005. Net income increased to $102.0 million in the third quarter of Fiscal 2006 compared to $71.6 million in the third quarter of Fiscal 2005. Net income per diluted weighted-average share was $1.11 in the third quarter of Fiscal 2006, including $0.01 per diluted share related to SFAS No. 123(R), compared to $0.79 in the third quarter of Fiscal 2005, including a $0.09 charge per diluted share related to an executive officer’s severance agreement.
Due to the seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s Condensed Consolidated Statements of Income for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	34.2%	34.0%	33.3%	33.5%

GROSS PROFIT	65.8%	66.0%	66.7%	66.5%

Stores and Distribution Expense	35.7%	35.9%	38.4%	38.8%
Marketing, General and Administrative Expense	11.3%	13.9%	12.5%	12.8%
Other Operating Income, Net	(0.0)%	(0.2)%	(0.2)%	(0.2)%

OPERATING INCOME	18.9%	16.4%	16.0%	15.1%
Interest Income, Net	(0.4)%	(0.2)%	(0.4)%	(0.2)%

INCOME BEFORE INCOME TAXES	19.2%	16.7%	16.4%	15.3%
Provision for Income Taxes	7.4%	6.5%	6.2%	6.0%

NET INCOME	11.8%	10.2%	10.3%	9.3%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 28, 2006 to the comparable periods ended October 29, 2005:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 28,	October 29,		October 28,	October 29,
	2006	2005	% Change	2006	2005	% Change
Net sales by brand (in thousands)	$863,448	$704,918	22%	$2,179,415	$1,823,319	20%
Abercrombie & Fitch	$382,136	$347,723	10%	$1,011,112	$950,441	6%
abercrombie	$109,129	$96,789	13%	$261,334	$223,122	17%
Hollister	$364,034	$261,274	39%	$886,396	$640,329	38%
RUEHL*	$8,149	$4,132	97%	$20,573	$9,427	118%

Increase/(decrease) in comparable store sales**	5%	25%		4%	24%
Abercrombie & Fitch	1%	16%		(2)%	19%
abercrombie	8%	62%		15%	51%
Hollister	8%	27%		8%	26%
RUEHL	20%	n/a		20%	n/a

Retail sales increase attributable to new and remodeled stores, catalogue and websites	17%	10%		16%	13%

Net retail sales per average store (in thousands)	$916	$835	10%	$2,339	$2,184	7%
Abercrombie & Fitch	$1,002	$924	8%	$2,659	$2,542	5%
abercrombie	$610	$561	9%	$1,463	$1,274	15%
Hollister	$974	$886	10%	$2,442	$2,280	7%
RUEHL*	$798	$689	16%	$1,949	$1,861	5%

Net retail sales per average gross square foot	$129	$119	8%	$331	$309	7%
Abercrombie & Fitch	$114	$106	8%	$303	$290	4%
abercrombie	$139	$128	9%	$333	$290	15%
Hollister	$148	$136	9%	$372	$351	6%
RUEHL*	$89	$72	24%	$218	$196	11%

Transactions per average retail store	13,326	11,856	12%	37,153	34,597	7%
Abercrombie & Fitch	12,540	11,099	13%	35,956	34,294	5%
abercrombie	8,625	7,765	11%	22,819	19,996	14%
Hollister	16,382	15,253	7%	45,575	44,178	3%
RUEHL*	8,986	5,511	63%	22,858	17,348	32%

Average retail transaction value	$68.71	$70.46	(2)%	$62.95	$63.13	nm
Abercrombie & Fitch	$79.90	$83.23	(4)%	$73.94	$74.13	nm
abercrombie	$70.72	$72.23	(2)%	$64.12	$63.72	1%
Hollister	$59.48	$58.11	2%	$53.57	$51.61	4%
RUEHL*	$88.79	$124.95	(29)%	$85.27	$107.25	(20)%

Average units per retail transaction	2.42	2.26	7%	2.37	2.26	5%
Abercrombie & Fitch	2.28	2.13	7%	2.27	2.19	4%
abercrombie	2.95	2.71	9%	2.82	2.70	4%
Hollister	2.40	2.24	7%	2.34	2.20	6%
RUEHL*	2.53	2.22	14%	2.54	2.29	11%

Average unit retail sold	$28.39	$31.18	(9)%	$26.56	$27.93	(5)%
Abercrombie & Fitch	$35.04	$39.08	(10)%	$32.57	$33.85	(4)%
abercrombie	$23.97	$26.65	(10)%	$22.74	$23.60	(4)%
Hollister	$24.78	$25.94	(4)%	$22.89	$23.46	(2)%
RUEHL*	$35.09	$56.28	(38)%	$33.57	$46.83	(28)%

*	Net sales for RUEHL during the third quarter of Fiscal 2006 and Fiscal 2005, and the related statistics, reflect the activity of eleven stores open in third quarter Fiscal 2006 and six stores open in third quarter Fiscal 2005. As a result, year-over-year comparisions may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
The Company is pleased with the sales and profit growth it achieved during the third quarter of Fiscal 2006. Strong back to school business is exhibited by increases in transactions per average store across all brands. An increase of 12% in transactions per average store offset a 2% reduction in average transaction value and resulted in a comparable store sales growth of 5%. Increases in transactions per average store by brand were as follows: Abercrombie & Fitch 13%, abercrombie 11%, Hollister 7% and RUEHL 63%. The reduction in average transaction value in Abercrombie & Fitch, abercrombie and Hollister was primarily driven by a product mix shift away from jeans into lower retail fashion tops. The reduction in average transaction value in RUEHL reflects pricing strategy changes implemented earlier in the year.
The Company continues to perform well financially while strategically investing with the objective of long-term growth. Two major areas of investment are store presentation and operations and information technology infrastructure.
In stores, the Company is refreshing and adding flagship fixtures in select Abercrombie & Fitch stores as part of its existing Fiscal 2006 capital expenditure budget. The continuation of these projects will be included in the next fiscal year’s capital plan. In addition, in the fourth quarter of Fiscal 2006, the Company plans to increase salary levels in several store manager categories in an effort to attract and retain strong management teams. The in-store environment is vital to the continued strength of the brands and thus requires on-going development and improvement.
In information technology, the Company is investing in new and enhanced systems in the areas of planning and allocation, sourcing and product replenishment. These systems are expected to improve access to data, automate key functions and enhance decision making. These technology improvements will help support the on-going growth of the Company and generate long-term effectiveness.
The Company ended the third quarter of Fiscal 2006 with a decrease in inventory per square foot, at cost, of approximately 7% compared to the third quarter of Fiscal 2005. The Company expects to end the fourth quarter of Fiscal 2006 with a single-digit increase in inventory per gross square foot, at cost, compared to the fourth quarter of Fiscal 2005. This comparison reflects the strategy to accelerate deliveries of Spring merchandise in order to ensure optimal positioning for post Christmas business.
In other developments, the new distribution center is expected to begin operations in December 2006 and the Company plans to open a store in London in the next fiscal year.
The Company expects net income per diluted share for the second half of Fiscal 2006 to be in the range of $3.25 to $3.30, including stock option expense of approximately $0.02 per diluted share attributable to SFAS No. 123(R). The low end of the second half of Fiscal 2006 guidance reflects a flat comparable store sales scenario for the fourth quarter.

THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2006 were $863.4 million, an increase of 22% over net sales of $704.9 million during the third quarter of Fiscal 2005. The net sales increase was attributed to the combination of a 5% comparable store sales increase, the net addition of 92 stores, including the Abercrombie & Fitch Fifth Avenue Flagship store and six stores in Canada, and a 54% increase in the direct-to-consumer business.
Comparable store sales by brand for the third quarter of Fiscal 2006 versus the same quarter in Fiscal 2005 were as follows: Abercrombie & Fitch comparable store sales increased 1% with women’s comparable store sales increasing by a low single-digit and men’s comparable store sales decreasing by a low single-digit. In abercrombie, comparable store sales increased 8% with girls realizing a low double-digit increase and boys achieving a mid single-digit increase. In Hollister, comparable store sales increased 8% with bettys realizing a high single-digit comparable store sales increase and dudes posting a low single-digit increase. RUEHL comparable store sales increased 20% with men’s comparable store sales increasing by the mid-twenties and women posting a low double-digit increase.
Regionally, comparable store sales were strongest in the Midwest and weakest in the West. All the regions’ achieved positive comparable store sales.
In Abercrombie & Fitch, women had comparable store sales increases in fleece and knits, and decreases in jeans. Men had comparable store sales decreases in jeans and fleece, and increases in knits and wovens.
In abercrombie, girls had comparable store sales increases in knits and fleece and decreases in jeans and graphic tees. Boys had comparable store sales increases in knits and wovens, and decreases in pants.
In Hollister, bettys had comparable store sales increases in knits and fleeces, and decreases in jeans and graphic tees. Dudes had comparable store sales increases in wovens and fleece, and decreases in jeans.
In RUEHL, men had comparable store sales increases in knits and fleece, and decreases in sweaters and wovens. Women had comparable store sales increases in knits and fleece and decreases in jeans and graphic tees.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the third quarter of Fiscal 2006 were $41.3 million, an increase of 54% over Fiscal 2005 third quarter net sales of $26.9 million. Shipping and handling revenue for the third quarter of Fiscal 2006 was $5.9 million compared to $3.8 million for the corresponding period in Fiscal 2005. The direct-to-consumer business accounted for 5.5% of net sales in the third quarter of Fiscal 2006 compared to 4.4% in the third quarter of Fiscal 2005.

Gross Profit
Gross profit for the third quarter of Fiscal 2006 was $568.2 million compared to $465.1 million for the comparable period in Fiscal 2005. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2006 was 65.8%, down 20 basis points from the third quarter Fiscal 2005 rate of 66.0%. The decrease in the gross profit rate primarily reflects a higher markdown rate compared to the third quarter of Fiscal 2005.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2006 was $308.5 million compared to $252.9 million for the comparable period in Fiscal 2005. For the third quarter of Fiscal 2006, the stores and distribution expense rate (stores and distribution expenses divided by net sales) was 35.7% compared to 35.9% in the third quarter of Fiscal 2005. The decrease in the rate resulted primarily from the Company’s ability to leverage store payroll, partially offset by increases in repairs and maintenance expenses.
The distribution center productivity, as measured in units processed per labor hour (“UPH”), decreased during the third quarter of Fiscal 2006 by 5% as compared to the third quarter of Fiscal 2005. The decrease resulted from increased capacity utilization at the distribution center and the impact of the Company’s focus on strategically flowing inventory to stores during Fiscal 2006. The Company expects the UPH level to continue to decrease until the second distribution center at the Company’s New Albany campus is fully operational.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2006 was $97.2 million compared to $97.6 million during the same period in Fiscal 2005. For the third quarter of Fiscal 2006, the marketing, general and administrative expense rate (marketing, general and administrative expenses divided by net sales) was 11.3% compared to 13.9% for the third quarter of Fiscal 2005. The decrease in the rate was due to a non-recurring charge of $13.5 million related to an executive severance agreement in the third quarter of Fiscal 2005 and decreases in home office and marketing expense.
Other Operating Income, Net
Third quarter other operating income for Fiscal 2006 was $0.3 million compared to $1.4 million for the third quarter of Fiscal 2005. The decrease was primarily related to the favorable settlement of a class action lawsuit during the third quarter of Fiscal 2005 related to credit card fees to which the Company was a class member.
Operating Income
Operating income for the third quarter of Fiscal 2006 increased to $162.8 million from $115.9 million in the third quarter of Fiscal 2005, an increase of 41%. The operating income rate (operating income divided by net sales) was 18.9% for the third quarter of Fiscal 2006 compared to 16.4% for the third quarter of Fiscal 2005.

Interest Income, Net and Income Tax Expense
Third quarter net interest income was $3.3 million in Fiscal 2006 compared to $1.5 million in the third quarter of Fiscal 2005. The increase in net interest income was due to higher interest rates and a higher available investment balance during the third quarter of Fiscal 2006 when compared to the third quarter of Fiscal 2005.
The effective tax rate for the third quarter of Fiscal 2006 was 38.6% as compared to 39.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate relates primarily to an increase in tax-exempt income and a tax provision benefit related to the settlement of a tax audit.
The Company estimates that the annual effective tax rate for Fiscal 2006 will be 39.2%, exclusive of the impact of any items that are discrete to the interim periods. However, the Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 38.1%, including the benefits recognized as discrete items through the third quarter, but excluding any items that may be recognized discretely in the fourth quarter.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2006 was $102.0 million versus $71.6 million for the third quarter of Fiscal 2005, an increase of 43%. Net income per diluted weighted-average share outstanding for the third quarter of Fiscal 2006 was $1.11, including $0.01 related to
SFAS 123(R) versus $0.79 for the same period of Fiscal 2005, including $0.09 related to a non-recurring charge for an executive severance agreement in the third quarter of Fiscal 2005.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2006 were $2.179 billion, an increase of 20% over Fiscal 2005 net sales of $1.823 billion for the same period. The net sales increase was attributed to the combination of a 4% comparable stores sales increase, the net addition of 92 stores, including the Abercrombie & Fitch Fifth Avenue Flagship store and six stores in Canada, and a 32% increase in the direct-to-consumer business.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 2%, abercrombie increased 15%, Hollister increased 8% and RUEHL posted a 20% increase. The women’s business in each concept continued to be more significant than the men’s business. Year-to-date, women, bettys and girls represented over 60% of net sales for each of the brands. Abercrombie & Fitch women posted a low single-digit increase, abercrombie girls achieved a mid double-digit comparable stores sales increase, Hollister bettys had a low-twenties comparable store sales increase and RUEHL women had a low-forties comparable store sales increase.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the year-to-date period for Fiscal 2006 were $99.3 million, an increase of 32% over Fiscal 2005 comparable period net sales of $75.0 million. Shipping and handling revenue for the corresponding periods was $15.2 million in Fiscal 2006 and $11.4 million in Fiscal 2005. The direct-to-consumer business accounted for 5.3% of net sales for the Fiscal 2006 year-to-date period compared to 4.7% in the Fiscal 2005 year-to-date period.
Gross Profit
Year-to-date gross profit during Fiscal 2006 was $1.453 billion compared to $1.212 billion in the comparable period during Fiscal 2005. The gross profit rate for the year-to-date period of Fiscal 2006 was 66.7%, up 20 basis points from last fiscal year-to-date’s rate of 66.5%. The increase in the gross profit rate resulted primarily from a lower markdown rate combined with a slightly higher initial markup.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2006 year-to-date period was $837.3 million compared to $707.3 million for the comparable period in Fiscal 2005. The stores and distribution expense rate was 38.4% compared to 38.8% in the corresponding period of Fiscal 2005. The decrease in the rate resulted primarily from the Company’s ability to leverage store-related fixed costs and a reduction in store repairs and maintenance expense.
The distribution center productivity, as measured in UPH, for the Fiscal 2006 year-to-date period decreased 11%. The decrease resulted from increased capacity utilization at the distribution center. The Company expects the UPH level to continue to decrease until the second distribution center at the Company’s New Albany campus is fully operational.

Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2006 year-to-date period was $272.2 million compared to $232.7 million during the same period in Fiscal 2005. The marketing, general and administrative expense rate was 12.5% compared to 12.8% for the year-to-date period of Fiscal 2005. The decrease in the rate is primarily attributable to a $13.5 million charge related to an executive severance agreement in the third quarter of Fiscal 2005, partially offset by $12.9 million of incremental compensation charges due to SFAS 123(R) expense and increased investments in information technology.
Other Operating Income, Net
Year-to-date net other operating income for Fiscal 2006 was $5.4 million compared to $3.2 million for the second quarter of Fiscal 2005. The increase was primarily related to insurance reimbursements received during the first and second quarters of Fiscal 2006 for fire damage and Hurricane Katrina, respectively.
Operating Income
For the Fiscal 2006 year-to-date period, operating income was $349.3 million compared to $275.3 million for the Fiscal 2005 comparable period, an increase of 27%. The operating income rate for the Fiscal 2006 year-to-date period was 16.0% versus 15.1% for the Fiscal 2005 year-to-date period.
Interest Income, Net and Income Tax Expense
Year-to-date net interest income for Fiscal 2006 was $9.2 million compared to $4.3 million for the Fiscal 2005 comparable period. The increase in net interest income was due to higher interest rates and a higher available investment balance during Fiscal 2006 when compared to Fiscal 2005.
The effective tax rate for the Fiscal 2006 year-to-date period was 37.5% compared to 39.4% for the Fiscal 2005 comparable period. The Fiscal 2006 tax rate includes tax benefits related to the settlements of tax audits and the resulting changes in reserve estimates. The decrease in the effective tax rate is also a result of an increase in tax exempt income during the Fiscal 2006 year-to-date period as compared to the Fiscal 2005 year-to-date period. The Fiscal 2005 comparable period tax rate reflected a charge related to the Company’s change in estimate of the potential outcome of certain state tax matters.
The Company estimates that the annual effective tax rate for Fiscal 2006 will be 39.2%, exclusive of the impact of any items that are discrete to the interim periods. The Company estimates that the full year effective tax rate for Fiscal 2006 will be approximately 38.1%, including the benefits recognized as discrete items through the third quarter, but excluding any items that may be recognized discretely in the fourth quarter.

Net Income and Net Income per Share
For the Fiscal 2006 year-to-date period, net income was $224.0 million compared to $169.4 million for the Fiscal 2005 comparable period, an increase of 32%. Fiscal 2006 year-to-date net income per diluted weighted-average share outstanding was $2.44, including a $0.10 charge related to SFAS 123(R) versus $1.87, including $0.09 related to a non-recurring charge for executive severance agreement for the same period last fiscal year.
Off-Balance Sheet Arrangements
As of October 28, 2006, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
As of October 28, 2006, the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

Operating Lease Obligations	$1,534,979	$50,184	$399,275	$364,365	$721,155
Purchase Obligations	290,986	282,347	8,639	—	—
Other Obligations	87,960	84,337	3,252	371	—

Totals	$1,913,925	$416,868	$411,166	$364,736	$721,155

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (see Note 6 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2005). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes was $80.5 million and $71.6 million for year-to-date periods in Fiscal 2006 and Fiscal 2005, respectively. The purchase obligations category represents purchase orders for merchandise to be delivered during Fall 2006 and commitments for fabric to be used during the next several seasons. Other obligations represent preventive maintenance contracts for Fiscal 2006 and letters of credit outstanding as of October 28, 2006 (see Note 9 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	October 28, 2006	January 28, 2006
Working capital	$430,941	$455,530

Capitalization:
Shareholders’ equity	$1,211,879	$995,117

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $269.5 million for the thirty-nine weeks ended October 28, 2006 versus $190.8 million in the comparable period in Fiscal 2005. Cash was provided primarily by current year net income, adjusted for depreciation and amortization, share-based compensation charges and lessor construction allowances collected and increases in accounts payable and accrued expenses. Uses of cash primarily consisted of increases in inventory and payments of income taxes.
Investing Activities
Cash outflows for investing activities were for purchases of marketable securities, the establishment of the Rabbi Trust and capital expenditures (see the discussion in “Capital Expenditures and Lessor Construction Allowances”) related primarily to new store construction and other construction in progress. Cash inflows from investing activities were generated by sales of marketable securities. As of October 28, 2006, the Company held $308.9 million of marketable securities with original maturities of greater than 90 days.

Financing Activities
Financing activities for the thirty-nine week period ended October 28, 2006 consisted of $46.2 million for the payment of $0.175 per share quarterly dividends on March 21, 2006, June 20, 2006 and September 19, 2006 and $9.5 million received in connection with stock option exercises.
During the third quarter of Fiscal 2006, the Company did not repurchase shares of A&F’s Common Stock. As of October 28, 2006, 5.7 million shares were available for repurchase as part of the August 2005 A&F Board of Directors’ authorization to repurchase six million shares of A&F’s Common Stock.
The Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations. Trade letters of credit totaling approximately $78.6 million and $66.1 million were outstanding on October 28, 2006 and October 29, 2005, respectively. No loans were outstanding on October 28, 2006 or October 29, 2005.
Standby letters of credit totaling approximately $4.9 million and $4.5 million were outstanding on October 28, 2006 and October 29, 2005. The standby letters of credit are set to expire primarily during the fourth quarter of next fiscal year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.

Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
Store Activity
July 29, 2006	351	164	355	10	880
New	4	7	17	1	29
Remodels/Conversions (net)	3	—	—	—	3
Closed	—	—	—	—	—

October 28, 2006	358	171	372	11	912

Gross Square Feet (thousands)
July 29, 2006	3,085	719	2,329	89	6,222
New	30	34	119	11	194
Remodels/Conversions (net)	23	—	2	—	25
Closed	—	—	—	—	—

October 28, 2006	3,138	753	2,450	100	6,441

Average Store Size	8,765	4,404	6,586	9,091	7,063

	Abercrombie&Fitch		abercrombie	Hollister		RUEHL	Total
Store Activity
July 29, 2005	355		163	281		5	804
New	4		2	17		1	24
Remodels/Conversions (net)	2		—	2		—	4
Closed	(7	)(1)	(2)	(3	)(1)	—	(12)

October 29, 2005	354		163	297		6	820

Gross Square Feet (thousands)
July 29, 2005	3,086		714	1,826		47	5,673
New	35		8	122		11	176
Remodels/Conversions (net)	9		—	14		—	23
Closed	(53	)(1)	(9)	(21	)(1)	—	(83)

October 29, 2005	3,077		713	1,941		58	5,789

Average Store Size	8,692		4,374	6,535		9,667	7,060

(1)	Includes two Abercrombie & Fitch and three Hollister stores temporarily closed due to hurricane damage.

Store count and gross square footage by brand for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, were as follows:

	Abercrombie & Fitch		abercrombie	Hollister		RUEHL	Total
Store Activity
January 29, 2006	361		164	318		8	851
New	5		11	49		3	68
Remodels/Conversions (net)	(3	)(1)	—	5	(1)	—	2
Closed	(5)		(4)	—		—	(9)

October 28, 2006	358		171	372		11	912

Gross Square Feet (thousands)
January 29, 2006	3,157		716	2,083		69	6,025
New	37		53	330		31	451
Remodels/Conversions (net)	(16)		—	37		—	21
Closed	(40)		(16)	—		—	(56)

October 28, 2006	3,138		753	2,450		100	6,441

Average Store Size	8,765		4,404	6,586		9,091	7,063

	Abercrombie & Fitch		abercrombie	Hollister		RUEHL	Total
Store Activity
January 30, 2005	357		171	256		4	788
New	9		3	40		2	54
Remodels/Conversions (net)	(2)		(1)	4		—	1
Closed	(10	)(2)	(10)	(3	)(2)	—	(23)

October 29, 2005	354		163	297		6	820

Gross Square Feet (thousands)
January 30, 2005	3,138		752	1,663		37	5,590
New	71		12	276		21	380
Remodels/Conversions (net)	(50)		(4)	23		—	(31)
Closed	(82	)(2)	(47)	(21	)(2)	—	(150)

October 29, 2005	3,077		713	1,941		58	5,789

Average Store Size	8,692		4,374	6,535		9,667	7,060

(1)	Includes one Abercrombie & Fitch and one Hollister store reopened after hurricane damage.

(2)	Includes two Abercrombie & Fitch and three Hollister stores temporarily closed due to hurricane damage.

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $302.9 million and $185.8 million for the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively. Additionally, the non-cash accrual for construction in progress increased $53.3 million for the thirty-nine week period ended October 28, 2006 compared to an increase of $24.6 million for the thirty-nine week period ended October 29, 2005. Capital expenditures related primarily to new store construction, the new distribution center and home office expansions and the Abercrombie & Fitch store refresh project. The balance of capital expenditures related primarily to miscellaneous store, home office and distribution center projects.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirty-nine week periods ended October 28, 2006 and October 29, 2005, the Company received $32.9 million and $28.7 million in construction allowances, respectively. For accounting purposes, the Company treats construction allowances as a deferred lease credit, which reduces rent expense in accordance with SFAS No.13, “Accounting for Leases” and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases.”
The Company anticipates spending $410 million to $420 million, excluding landlord construction allowances, in Fiscal 2006 for capital expenditures, of which $260 million will be allocated to new store construction, and remodels and conversions of, and improvements to, existing stores, which includes updated store fronts, enhanced lighting, vitrines, new signage and upgraded sound systems. The remainder will be related to home office, information technology and distribution center investments. The new distribution center is expected to begin operations in December 2006. From an information technology standpoint, the Company is in the middle of developing new platforms for growth and ensuring efficient access to data. The Company believes that by improving its information technology infrastructure it can achieve greater scalability, resulting in increased efficiency at both the store and home office level.
By the end of Fiscal 2006 the Company plans to increase gross square footage by approximately 11% over Fiscal 2005. Management anticipates the net addition of approximately eight new Abercrombie & Fitch stores, 19 new abercrombie stores, 70 new Hollister stores and seven RUEHL stores, for a total of 104 new stores during Fiscal 2006.
For Fiscal 2006, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to be approximately $128. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to be approximately $175. The Company believes that the construction costs of the two new standard U.S. Abercrombie & Fitch stores are not representative of the costs the Company expects to incur for the remaining Abercrombie & Fitch stores planned in Fiscal 2006. The Company expects initial inventory purchases for the stores to average approximately $0.4 million, $0.2 million and $0.3 million per store for Abercrombie & Fitch, abercrombie and Hollister, respectively.

Although the Company has opened eleven RUEHL stores, it believes that the costs it has incurred to-date for the stores are not representative of the future average cost of opening a RUEHL store.
The Company expects that substantially all future capital expenditures will be funded with cash from operations and landlord construction allowances. In addition, the Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.
The Company’s significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2005). The Company believes that the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition – The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalogue and e-commerce sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping costs are classified as stores and distribution expense. Employee discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company considers the probability of the gift card being redeemed to be remote for 50% of the balance of gift cards at 24 months after the date of issuance and remote for the remaining balance at 36 months after the date of issuance, and at that time recognizes the remaining balance as other operating income. At October 28, 2006 and January 28, 2006, the gift card liability on the Company’s Consolidated Balance Sheet was $36.4 million and $53.2 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During the third quarter of Fiscal 2006 the Company recognized other operating income for adjustments to the gift card liability of $0.6 million. During the third quarter of Fiscal 2005, the Company recognized other operating income of $0.4 million for adjustments to the gift card liability.
Inventory Valuation – Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup (“IMU”) is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.
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
Property and Equipment – Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of ten years or the life of the lease for leasehold improvements and three to ten years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level at least annually for impairment or whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent results of operations and projected cash flows.

Income Taxes – Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance has been provided for losses related to the start-up costs associated with foreign operations. No other valuation allowances have been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “ Interim Financial Reporting” and Financial Accounting Standards Board issued Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
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
Equity Compensation Expense – Prior to January 29, 2006, the Company reported share-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB No. 123,” but elected to measure compensation expense using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, for which no expense was recognized for stock options if the exercise price was equal to the market value of the underlying Common Stock on the date of grant, and provided the required pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended.

Effective January 29, 2006, the Company adopted the provisions of SFAS No.123(R) which requires stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.
The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Share Based Compensation,” being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility will not have a material effect on the Company’s results since the number of stock options granted during the period was not material.
Recently Issued Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is evaluating the impact on its consolidated financial statements of implementing FIN 48.
On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company on February 3, 2007. The Company does not expect the adoption of SAB No. 108 will have a material impact on its consolidated financial statements.

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
—	changes in consumer spending patterns and consumer preferences;

—	the impact of competition and pricing;

—	disruptive weather conditions;

—	availability and market prices of key raw materials;

—	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

—	availability of suitable store locations on appropriate terms;

—	ability to develop new merchandise;

—	ability to hire, train and retain associates; and

—	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale. These securities have maturities ranging from one months to 40 years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintenance of sufficient liquidity to meet operating requirements and maximization of net after-tax yield.
Investments in municipal notes and bonds may have early redemption provisions at predetermined prices. Taking these provisions into account, none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For the third quarter of Fiscal 2006, there were no realized gains or losses, and as of October 28, 2006, cumulative net unrealized holding losses were $0.7 million.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days. Failed auctions rarely occur. The Company held approximately $308.9 million and $411.2 million in marketable securities as of October 28, 2006 and January 28, 2006, respectively.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of October 28, 2006, the Company’s investments held in the Rabbi Trust consisted primarily of money market funds and are recorded at fair value in other assets. Investments held in the Rabbi Trust were $22.0 million as of October 28, 2006.
The Company does not enter into financial instruments for trading purposes.
As of October 28, 2006, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company’s market risk profile as of October 28, 2006 has not significantly changed since the market risk profile disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2005.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2006. Based upon that evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this quarterly report on Form 10-Q.
Change in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 28, 2006 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Common Stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement-in-principle of these matters. According to the terms of the settlement-in-principle, the Company’s insurance company, on behalf of the defendants, will cause to be paid $6.1 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement is not expected to have a material effect on the Company’s financial statements. The settlement will become final and binding only upon approval thereof by the judge who is presiding over the cases, after notice to the settlement class and a hearing (scheduled to be held on January 30, 2007) to determine whether the proposed settlement is fair, reasonable and adequate.
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
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and Ohio law. The plaintiffs filed an amended complaint to add Scott Oros as a named plaintiff on October 28, 2004. On June 17, 2005, plaintiffs filed a motion to further amend the complaint to add claims under the laws of a number of states, and the United States District Court for the Southern District of Ohio granted that motion on November 8, 2005. On June 24, 2005, the defendants filed motions seeking summary judgment on all of the claims of each of the three plaintiffs. On July 1, 2005, the plaintiffs filed a Rule 23 Motion for Certification of a Class of State Wage Act Claimants and a Motion for Designation of FLSA Claims as Collective Action and Authority to Send Notice to Similarly Situated Employees. The defendants filed their opposition to both motions on December 8, 2005. On March 27, 2006, the Court issued an order indicating it intended to rule on the defendants’ motions for summary judgment forthwith and, for purposes of docket administration, denied the plaintiffs motions to certify their class. The Court also indicated it will reactivate, as appropriate, the motions to certify following resolution of the defendants’ motions for summary judgment. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006. The matter was fully briefed on October 26, 2006. An oral argument has not yet been scheduled.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaint seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006. The court granted the motion for summary judgment to Eltrich’s individual claims on October 6, 2006, dismissing Eltrich’s individual claims with prejudice. On October 30, 2006, the court dismissed the claims of putative class members without prejudice.
Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles on June 23, 2006. Three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery. The Company plans to defend the case vigorously. The outcome of the case cannot be predicted by the Company.
Mitchell Green, et al. v. Abercrombie & Fitch Co., Abercrombie & Fitch Stores, Inc. and Abercrombie & Fitch Trading Co., was filed in the United States District Court for the Southern District of New York on November 22, 2006. Five plaintiffs allege, on behalf of putative class of nation-wide loss prevention agents employed by the Company, that they were entitled to receive overtime pay as “non-exempt” employees under the FLSA and New York wage and hour laws. The complaint seeks injunctive relief, unpaid overtime compensation, liquidated damages, interest, and attorneys’ fees and costs. The Company plans to defend the case vigorously. The outcome of the case cannot be predicted by the Company.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended complaint was filed on August 14, 2006. All defendants have moved to dismiss that complaint.

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
In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.
Management intends to defend the aforesaid matters vigorously, as appropriate, and believes the outcome of its pending litigation and administrative investigation will not have a material adverse effect upon the financial condition or results of operations of the Company. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the overtime compensation claims and the securities matters, the Company’s exposure could have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS
The Company’s risk factors as of October 28, 2006 have not changed significantly from those disclosed in A&F’s Annual Report on Form
10-K for Fiscal 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchase of its Common Stock during each Fiscal month of the quarterly period ended October 28, 2006:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Program	under the Program(1)
July 30 through August 26, 2006	—	$—	—	5,683,500
August 27 through September 30, 2006	—	$—	—	5,683,500
October 1 through October 28, 2006	—	$—	—	5,683,500

Total	—	$—	—	5,683,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased from time to time, depending on market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

10.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, National City Bank, JPMorgan Chase Bank, N.A., and National City Bank and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.3	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

10.4	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File 001-12107).

10.5	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.6	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.7	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.8	Separation Agreement executed by A&F and John Lough , dated as of August 1, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 7, 2006 (File No. 001-12107).

10.9	Separation Agreement executed by A&F and Thomas Mendenhall, dated as of October 16, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 16, 2006 (File No. 001-12107).

10.10	Trust Agreement, dated as of October 16, 2006, among A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: December 4, 2006	By	/s/ MICHAEL W. KRAMER
Michael W. Kramer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.