Form 10-K
period 2007-02-03
ABERCROMBIE & FITCH CO /DE/
filed 2007-03-30
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant as of July 29, 2006: $4,633,463,729.
Number of shares outstanding of the Registrant’s common stock as of March 29, 2007: 87,691,478 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 13, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.
General.
Abercrombie & Fitch Co. (“A&F”), a company that was incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores selling casual apparel, such as knit shirts, graphic t-shirts, jeans, woven shirts and personal care and other accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. As of February 3, 2007, the Company operated 944 stores in the United States and Canada.
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2006” represent the results of the 53-week fiscal year ended February 3, 2007; to “Fiscal 2005” represent the 52-week fiscal year ended January 28, 2006; and to “Fiscal 2004” represent the 52-week fiscal year ended January 29, 2005. In addition, all references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008.
The Company makes available free of charge on or through its web site, www.abercrombie.com, its annual reports on Form 10-K, annual meeting proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains electronic filings at http://www.sec.gov. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain the information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
The Company has included its web site addresses throughout this filing as textual references only. The information contained on these web sites is not incorporated into this Form 10-K.
Description of Operations.
Brands.
The Abercrombie & Fitch brand was established in 1892 and became well known as a supplier of rugged, high-quality outdoor gear. Famous for outfitting the safaris of Teddy Roosevelt and Ernest Hemingway and the expeditions of Admiral Byrd to the North and South Poles, Abercrombie & Fitch goods were renowned for their durability and dependability.
In 1992, a new management team began repositioning Abercrombie & Fitch as a fashion-oriented casual apparel business directed at 18 to 22 year-old male and female college students with a product assortment reflecting a youthful lifestyle based upon an East Coast heritage and Ivy League traditions. In reestablishing the Abercrombie & Fitch brand, the Company’s goal was to combine its historical reputation for high quality with a new emphasis on casual American style and youthfulness.
In 1998, the Company launched abercrombie, a brand directed at seven to 14 year-old boys and girls, based on the traditions of Abercrombie & Fitch.

The Company launched its next brand, Hollister, in 2000. Hollister is a West Coast oriented lifestyle brand targeted at 14 to 18 year-old high school aged guys (“dudes”) and girls (“bettys”) that embodies the laid-back California surf lifestyle.
The RUEHL brand, targeted at 22 to 35 year-old men and women, was launched in 2004. RUEHL’s product assortment is a mix of casual sportswear and trendy fashion created to appeal to the modern-minded, post-college customer. The RUEHL concept is inspired by New York City’s Greenwich Village. The store appearance is based on a Greenwich Village townhouse and conveys an aura of sophistication through its creative use of interconnected rooms, fine furniture, lighting, vintage books, photography and music.
The Company’s brands, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, represent different American lifestyles and are targeted to appeal to the same type of customer through different stages of his or her life from elementary school through post-college. This is consistent with the Company’s belief that “trend transcends age.”
In-store Experience and Store Operations.
The Company views the customer’s in-store experience as the primary vehicle for communicating the spirit of each brand. The Company utilizes visual presentation of merchandise, in-store marketing, music, fragrances and its sales associates to reinforce the aspirational lifestyles represented by the brands.
The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that reflects the Abercrombie & Fitch, abercrombie, Hollister or RUEHL lifestyle.
The Company’s sales associates and managers are a central element in creating the atmosphere of the stores. In addition to providing a high level of customer service, sales associates and managers reflect the casual, energetic and aspirational attitude of the brands.
Every brand displays merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure uniform execution of the Company-wide merchandising strategy. Standardization of each brand’s store design and merchandise presentation creates the opportunity for cost savings in store furnishings, maximizing the productivity of selling space, and enabling the Company to open new stores efficiently.

At the end of Fiscal 2006, the Company operated 944 stores. The following table details the number of retail stores, operated by the Company for the past two fiscal years:

	Abercrombie &
	Fitch		abercrombie	Hollister		RUEHL		Total
Fiscal 2005
Beginning of Year	357		171	256		4		788
New	15		5	57		4		81
Remodels/Conversions (net activity as of year-end)	(1)		(1)	6		—		4
Closed	(10	)(1)	(11)	(1	)(1)	—		(22)

End of Year	361		164	318		8		851

Fiscal 2006
Beginning of Year	361		164	318		8		851
New	8		19	70		7		104
Remodels/Conversions (net activity as of year-end)	(2	)(2)	—	5	(2)	(1	)(3)	2
Closed	(7)		(6)	—		—		(13)

End of Year	360		177	393		14		944

(1)	Includes one Abercrombie & Fitch store and one Hollister store temporarily closed due to hurricane damage.

(2)	Includes one Abercrombie & Fitch store and one Hollister store reopened after repair from hurricane damage.

(3)	Includes one RUEHL store temporarily closed due to fire damage.
Direct-to-Consumer Business.
In 1998, the Company launched a web-based store for the Abercrombie & Fitch brand featuring lifestyle productions, such as A&F Film, located at its web site, www.abercrombie.com. The abercrombie brand introduced a lifestyle web-based store, www.abercrombiekids.com in 2000, and the Hollister lifestyle web-based store, www.hollisterco.com, was established in 2003. Products offered at individual stores can be purchased through the web sites. Each of the three web sites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. The Company also distributes a direct mail catalogue for its Abercrombie & Fitch brand. Since the introduction of the web sites, aggregate merchandise net sales through the direct-to-consumer business have grown consistently year-over-year to $174.1 million (5.2% of net sales) in Fiscal 2006. The Company believes its web sites have broadened its market and brand recognition worldwide.

Marketing and Advertising.
The Company considers the in-store experience to be its main form of marketing. Additionally, the Company produces a catalogue for Abercrombie & Fitch and advertises on billboards and in select national publications.
Merchandise Suppliers.
During Fiscal 2006, the Company purchased merchandise from approximately 258 factories and suppliers located throughout the world, primarily in Southeast Asia and Central and South America. In Fiscal 2006, the Company did not source more than 5% of its apparel from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in 37 countries and the United States. Any event causing a sudden disruption, either political or financial, in these sourcing operations could have a material adverse effect on the Company’s operations. A substantial portion of the Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.
Distribution and Merchandise Inventory.
A substantial portion of the Company’s merchandise and related materials are shipped to the Company’s two distribution centers (“DC“) in New Albany, Ohio where it is received and inspected. Merchandise and related materials are then distributed to the Company’s stores primarily using one contract carrier. Any event causing a sudden disruption in carrier operations could have a material adverse effect on the Company’s operations.
The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and DCs so that it can offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover and takes markdowns when required to keep merchandise fresh and current with fashion trends.
Information Systems.
The Company’s management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, inventory management, supply chain, planning, sourcing, merchandising and financial reporting.
The Company continues to invest in technology to upgrade core systems to make the Company scalable, efficient and more accurate in the production and delivery of merchandise to stores. In addition, the Company invests in best practice technologies that are expected to provide a clear competitive advantage.

Seasonal Business.
The retail apparel market has two principal selling seasons, first and second fiscal quarters (“Spring”) and third and fourth fiscal quarters (“Fall”). As is generally the case in the apparel industry, the Company experiences its greatest sales activity during the Fall season. This seasonal sales pattern, in which approximately 40% of the Company’s sales are realized in the Spring season and 60% in the Fall, results in increased inventory during the Back-to-School and Holiday selling periods. During Spring of Fiscal 2006, the highest level of inventory, approximately $434.3 million at cost, was reached at the end of July 2006 and the lowest level of inventory, approximately $330.5 million at cost, was reached at the end of May 2006. During Fall of Fiscal 2006, the highest level of inventory, approximately $445.8 million at cost, was reached at the end of November 2006 and the lowest level of inventory, approximately $390.7 million at cost, was reached at the end of September 2006.
Trademarks.
The Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® trademarks have been registered with the United States Patent and Trademark Office and the registries of countries where stores are located or may be located in the future. These trademarks are also either registered or have applications pending with the registries of many of the foreign countries in which its manufacturers are located. The Company has also registered or has applied to register certain other trademarks in the United States (“U.S.”) and around the world. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.
Financial Information about Segments.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international sales in Fiscal 2006 were not material and are not reported separately from domestic revenues.
Other Information.
Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Competition.
The sale of apparel and personal care products through retail stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores and department stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.
The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends and maintaining the aspirational positioning of its brands so that it can sustain its premium pricing position.
Associate Relations.
As of March 23, 2007, the Company employed approximately 86,400 associates, none of whom were party to a collective bargaining agreement. Approximately 77,900 of these associates were part-time employees, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.
On average, the Company employed approximately 22,000 full-time equivalents during Fiscal 2006, which includes approximately 14,000 full-time equivalents comprised of part-time employees. On average, during the non-peak periods the Company employed approximately 20,000 full-time equivalents during Fiscal 2006, which includes approximately 13,000 full-time equivalents comprised of part-time employees.
The Company believes its relationship with its associates is good. However, in the normal course of business, the Company is party to lawsuits involving its former and current associates. (See “Item 3. Legal Proceedings.”)

ITEM 1A. RISK FACTORS.
Forward-Looking Statements And Risk Factors.
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond its control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements.
The following factors could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:
•	changes in consumer spending patterns and consumer preferences;

•	the impact of competition and pricing pressures;

•	disruptive weather conditions affecting consumers’ ability to shop;

•	unseasonal weather conditions affecting consumer preferences;

•	availability and market prices of key raw materials;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	availability of suitable store locations on appropriate terms;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	loss of the services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates; and

•	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war.
The following sets forth a description of certain risk factors that the Company believes may be relevant to an understanding of the Company and its business. These risk factors, in addition to the factors set forth above, could cause actual results to differ materially from those expressed or implied in any of the Company’s forward-looking statements.

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company’s Business.
The Company’s senior executive officers closely supervise all aspects of its business, in particular the design of its merchandise and the operation of its stores. The Company’s senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of its brands. If the Company were to lose the benefit of their involvement, in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer, Diane Chang, Executive Vice President – Sourcing, Leslee K. Herro, Executive Vice President – Planning and Allocation and Michael W. Kramer, Executive Vice President and Chief Financial Officer, its business could be adversely affected. Competition for such senior executive officers is intense, and the Company cannot be sure it will be able to attract and retain a sufficient number of qualified senior executive officers in future periods.
Failure To Anticipate, Identify and Respond To Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company’s Profitability To Decline.
The Company’s success largely depends on its ability to anticipate and gauge the fashion preferences of its customers, and provide merchandise that satisfies constantly shifting demands in a timely manner. The merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will be able to continue to successfully anticipate consumer demands in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected and inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves, which could have a material adverse effect on the Company’s financial condition or results of operations.
Comparable Store Sales Will Fluctuate on a Regular Basis, Which in Turn May Cause Volatility in the Price of the Company’s Common Stock.
The Company’s comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual, quarterly and monthly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, the comparable sales results have fluctuated as follows: (a) from 2% to 26% for the annual results; (b) from (5%) to 30% for the quarterly results; and (c) from (9%) to 38% for the monthly results. The Company believes that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors, economic conditions, weather conditions, opening and/or closing of Company stores near each other, such as the opening of the New York City Flagship store, and calendar shifts of holiday periods. Comparable store sales fluctuations may have in the past been an important factor in the volatility of the price of the Company’s common stock, and it is likely that future comparable store sales fluctuations will contribute to future stock volatility.

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
The Interruption of the Flow of Merchandise from Key International Manufacturers Could Disrupt the Company’s Supply Chain.
The Company purchases the majority of its merchandise from outside the United States through arrangements with approximately 258 foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of its domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia or Central or South America, or in other regions in which the Company’s manufacturers are located, could cause disruptions in trade, including exports to the United States. Other events that could also cause disruptions to exports to the United States include:
•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds; and

•	significant labor disputes, such as dock strikes.
Historically, a substantial portion of the merchandise the Company imports has been subject to quotas restricting the quantity of textile or apparel products that can be imported into the United States annually from a given country, and a significant majority of the Company’s purchases of such products was from World Trade Organization (“WTO”) member countries. The United States has agreed, as of January 1, 2005, to a phase out of import quotas for WTO member countries. As a result, the Company should be able to freely import textile and apparel products from WTO member countries in which its suppliers have their manufacturing facilities. However, the United States and Europe have made agreements with China to place quantitative restrictions on a number of products, including many textiles and apparel products. The outcome of this agreement could have a significant impact on worldwide sourcing patterns in Fiscal 2007 and beyond. The extent of this impact, if any, and the possible effect on the Company’s purchasing patterns and costs, cannot be determined at this time.

In addition, the Company cannot predict whether the countries in which its merchandise is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to the Company and adversely affect its business, financial condition or results of operations.
The Company’s Reliance on Two Distribution Centers Located in the Same Vicinity Makes It Susceptible to Disruptions or Adverse Conditions Affecting Its Distribution Centers.
The Company’s two DCs, located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to all of its stores and direct-to-consumer customers. As a result, the Company’s operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If the Company’s DC operations were disrupted, its ability to replace inventory in its stores could be interrupted and sales could be negatively impacted.
The Company’s Growth Strategy Relies on the Addition of New Stores and Remodeling of Stores Each Year, Which May Strain the Company’s Resources and Adversely Impact the Current Store Base Performance.
The Company’s growth strategy largely depends on opening new stores, remodeling existing stores in a timely manner and operating them profitably. For Fiscal 2007, the Company expects to open approximately 110 to 120 new stores and remodel ten to 20 stores. Successful implementation of the Company’s growth strategy depends on a number of factors including, but not limited to, obtaining desirable prime store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and sales associates. Additionally, the new stores may place increased demands on the Company’s operational, managerial and administrative resources, which could cause the Company to operate less effectively. Furthermore, there is a possibility that new stores opened in existing markets may have an adverse effect on previously existing stores in such markets. Failure to properly implement the Company’s growth strategy could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Causing Its Results of Operations to be Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.
Historically, the Company’s operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season. The Company’s net sales and net income during the first and second fiscal quarters typically are lower due, in part, to the traditional retail slowdown immediately following the Holiday season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of the Company’s annual results. In addition, any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition or results of operations for the entire year. Also, in order to prepare for the Back-to-School and Holiday selling seasons, the Company must order and keep in stock significantly more merchandise than it would carry during other parts of the year. High inventory levels due to unanticipated decreases in demand for the Company’s products during peak selling seasons, misidentification of fashion trends or excess inventory purchases could require the Company to sell merchandise at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability.
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

The Company’s Reliance on Third Parties To Deliver Merchandise from Its Distribution Centers to Its Stores Could Result in Disruptions to Its Business.
The efficient operation of the Company’s stores depends on the timely receipt of merchandise from the Company’s DCs. An independent third party transportation company delivers a substantial portion of the Company’s merchandise to its stores. The independent third party employs personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of this third party could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by this third party to respond adequately to the Company’s distribution needs would disrupt its operations and could have a material adverse effect on its financial condition or results of operations.
The Company’s Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on Its Financial Condition or Results of Operations.
The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation and other employment related matters. In addition, the Company is involved in several purported class action lawsuits and several shareholder derivative actions, as well as an SEC investigation, all regarding trading in the Company’s Class A Common Stock in the summer of Fiscal 2005 (collectively, the “Securities Matters”) (See “Item 3. Legal Proceedings.”) Management is unable to assess the potential exposure of the aforesaid matters. The Company’s current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the class action overtime compensation and other employment related claims and the Securities Matters, the Company’s exposure could greatly exceed expectations and have a material adverse effect upon the financial condition, results of operations or statements of cash flows.
The Company’s Failure To Adequately Protect Its Trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® Could Have a Negative Impact on Its Brand Image and Limit Its Ability To Penetrate New Markets.
The Company believes that its trademarks Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Ruehl No. 925®, the “Moose” and “Seagull” logos and trademarks related to its newest concept are an essential element of the Company’s strategy. The Company has obtained or applied for federal registration of these trademarks, has pending trademark registration applications for other trademarks in the United States and has applied for or obtained registrations in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain such registrations or that the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party copies the Company’s products in a manner that projects lesser quality or carries a negative connotation, the Company’s brand image could be materially adversely affected.

Because the Company has not yet registered all of its trademarks in all categories or in all foreign countries in which it now or may in the future source or offer its merchandise, its international expansion and its merchandising of products using these marks could be limited. For example, the Company cannot assure that others will not try to block the manufacture, export or sale of its products as violative of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of which the Company is not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various registration applications are pending or unclear, for a third party owner of the national trademark registration for a similar mark to enjoin the manufacture, sale or exportation of branded goods in or from that country. If the Company is unable to reach a licensing arrangement with these parties, the Company’s manufacturers may be unable to manufacture its products, and the Company may be unable to sell in those countries. The Company’s inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should the Company’s business plan include selling its merchandise in those non-U.S. jurisdictions.
In Fiscal 2006, the Company launched a new anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Brand Protection Team, whose goal is to eliminate the supply of illicit Abercrombie & Fitch Co. products. The Brand Protection Team interacts with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of the Company’s trademarks. Although brand security initiatives are being taken, the Company cannot guarantee that its efforts against the counterfeiting of its brands will be successful.
The Company’s Long-Term Growth Strategy Depends on the Development of New Brand Concepts.
Historically, the Company has grown by adding new brand concepts every several years and may continue to do so in the future. Each new brand concept requires management’s focus and attention as well as significant capital investments. Furthermore, each new brand concept is susceptible to risks that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. Even though the Company’s past brand concepts have been successful, there is no assurance that new brand concepts will achieve similar results. Any new brand concept that is not successfully launched could have a material adverse effect on the Company’s financial condition or results of operations.
Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations.
The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and/or upgrades to its information technology systems supporting the business. Modifications will involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and changing these systems, including accurately capturing data and system disruptions and believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on its financial condition or results of operations. Additionally, there is no assurance that a successfully implemented system will deliver value to the Company.

The Company’s International Expansion Plan Is Dependent on a Number of Factors, Any of Which Could Delay or Prevent the Successful Penetration into New Markets and Strain Its Resources.
As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, and are not limited to, obtaining prime locations for stores, setting up foreign offices and DCs and hiring experienced management. The Company will be unable to open and operate new stores successfully, and its growth will be limited unless it can:
•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	gain acceptance from its foreign customers;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand its infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan; and

•	manage its foreign exchange risks effectively.
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
Direct-to-Consumer Sales Include Risks that Could Have a Material Adverse Effect on the Company’s Financial Condition or Results from Operations.
The Company’s direct-to-consumer operations are subject to numerous risks that could have a material adverse effect on its operational results. Risks include, but are not limited to, the following: (a) diversion of sales from the Company’s stores, which may impact comparable store sales figures; (b) difficulty in recreating the in-store experience on a web site; (c) domestic or international resellers purchasing merchandise and re-selling it overseas outside the Company’s control; and (d) risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES.
The Company’s headquarters and support functions (consisting of home office and distribution and shipping facilities) are centralized in a 467-acre campus-like setting in New Albany, Ohio that is owned by the Company. The Company leases small facilities to house its design and sourcing support centers in the United Kingdom (“U.K.”), Hong Kong, New York City and Santa Monica, California as well as offices in Switzerland and Italy for its European operations.
All of the retail stores operated by the Company, as of March 23, 2007, are located in leased facilities, primarily in shopping centers throughout the United States, Canada and the U.K.. The leases expire at various dates, principally between 2007 and 2022.
The Company’s home office, distribution and shipping facilities, design support centers and stores are generally suitable and adequate.
As of March 23, 2007, the Company’s 950 stores were located in 49 states, the District of Columbia, Canada and the U.K., as follows:

Alabama	15	Kentucky	15	North Dakota	2
Alaska	1	Louisiana	15	Ohio	40
Arizona	16	Maine	3	Oklahoma	10
Arkansas	7	Maryland	15	Oregon	13
California	120	Massachusetts	25	Pennsylvania	43
Colorado	9	Michigan	34	Rhode Island	4
Connecticut	18	Minnesota	18	South Carolina	13
Delaware	3	Mississippi	5	South Dakota	2
District of Columbia	1	Missouri	20	Tennessee	21
Florida	59	Montana	2	Texas	76
Georgia	27	Nebraska	5	Utah	7
Hawaii	5	Nevada	8	Vermont	2
Idaho	3	New Hampshire	6	Virginia	26
Illinois	43	New Jersey	31	Washington	21
Indiana	25	New Mexico	4	West Virginia	4
Iowa	6	New York	44	Wisconsin	15
Kansas	7	North Carolina	29	Canada	6
				U.K.	1

ITEM 3. LEGAL PROCEEDINGS.
A&F is a defendant in lawsuits arising in the ordinary course of business.
The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Common Stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement of these matters. According to the terms of the settlement, the Company’s insurance company, on behalf of the defendants, has paid $6.1 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement will not have a material adverse effect on the Company’s financial statements. The judge who was presiding over the cases, after notice to the settlement class and a hearing held on January 30, 2007, determined that the proposed settlement was fair, reasonable and adequate and approved the settlement as final and binding.
The Company has been named as a defendant in five class action lawsuits (as described in more detail below) regarding overtime compensation. Four of the cases were previously reported. Of these four, one was dismissed and not appealed, another was dismissed and unsuccessfully appealed, the parties have tentatively agreed to a settlement of a third and a fourth remains pending. In addition, a fifth class action has been filed against the Company involving overtime compensation. In each overtime compensation action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages.
In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and Ohio law. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006. The matter was fully briefed on October 26, 2006. Oral arguments before the Sixth Circuit Court of Appeals were held on March 15, 2007, and on March 29, 2007, that court affirmed the summary judgment in favor of the Company.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaint seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006. The court granted the motion for summary judgment to Eltrich’s individual claims on October 6, 2006, dismissing Eltrich’s individual claims with prejudice. On October 31, 2006, the court dismissed the claims of putative class members without prejudice. Eltrich did not appeal and, accordingly, this case is terminated.
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
Mitchell Green, et al. v. Abercrombie & Fitch Co., Abercrombie & Fitch Stores, Inc. and Abercrombie & Fitch Trading Co., was filed in the United States District Court for the Southern District of New York on November 2, 2006. Five plaintiffs allege, on behalf of a putative class of nation-wide loss prevention agents employed by the Company, that they were entitled to receive overtime pay as “non-exempt” employees under the FLSA and New York wage and hour laws. The complaint seeks injunctive relief, unpaid overtime compensation, liquidated damages, interest, and attorneys’ fees and costs. The parties have tentatively agreed to a settlement which will not have a material effect on the financial statements.
Edrik Diaz v. Abercrombie & Fitch Stores, Inc. was filed in the United States District Court for the Southern District of Florida on February 8, 2007. Diaz alleges, on behalf of a putative class of managers in training and assistant managers, that the Company did not properly pay overtime compensation. The complaint seeks liquidated damages, interest, and attorneys’ fees and costs.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that complaint. The motion has been fully briefed and is pending.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F has filed a motion to stay the consolidated federal derivative case and that motion has been granted. The state court action has also been stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. A&F has advised both the federal and state courts in which the derivative actions are pending, that it believes the derivative cases should be stayed until the pending motion to dismiss the related consolidated securities cases has been finally decided, as described in the preceding paragraph.
In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.
Management intends to defend the aforesaid matters vigorously, as appropriate. Management is unable to assess the potential exposure of the aforesaid matters. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.
Set forth below is certain information regarding the executive officers of A&F as of March 23, 2007.
Michael S. Jeffries, 62, has been Chairman and Chief Executive Officer of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of the Company since February 1992. From February 1992 to May 1998, Mr. Jeffries held the position of President of A&F. Under the terms of the Amended and Restated Employment Agreement, dated as of January 30, 2003, between the Company and Mr. Jeffries, the Company is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.
Diane Chang, 51, has been Executive Vice President – Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President – Sourcing from February 2000 to May 2004 and the position of Vice President – Sourcing of A&F from May 1998 to February 2000.
Leslee K. Herro, 46, has been Executive Vice President – Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President – Planning and Allocation from February 2000 to May 2004 and the position of Vice President – Planning & Allocation of A&F from February 1994 to February 2000.
Michael W. Kramer, 42, has been Executive Vice President and Chief Financial Officer since November 2006. He joined the Company in August 2005 as Senior Vice President and Chief Financial Officer. Prior to this he served as Chief Financial Officer, Apple Retail for Apple Computer, Inc. since April 2001.
The executive officers serve at the pleasure of the Board of Directors of Abercrombie & Fitch and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2006 and Fiscal 2005:

	Sales Price
	High	Low
Fiscal 2006
4th Quarter	$81.70	$65.75
3rd Quarter	$79.42	$51.76
2nd Quarter	$65.19	$49.98
1st Quarter	$70.94	$54.50

Fiscal 2005
4th Quarter	$68.25	$50.25
3rd Quarter	$72.66	$44.17
2nd Quarter	$74.10	$52.51
1st Quarter	$59.98	$49.74
Beginning in Fiscal 2004, the Board of Directors voted to initiate a cash dividend, at an annual rate of $0.50 per share. A quarterly dividend, of $0.125 per share, was paid in March and June 2005. In August 2005, the Board of Directors increased the quarterly dividend to $0.175 per share, which was paid in September and December of Fiscal 2005. A quarterly dividend, of $0.175 per share, was paid in March, June, September and December of Fiscal 2006. The Company expects to continue to pay a dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.
As of March 23, 2007, there were approximately 5,140 shareholders of record. However, when including investors holding shares in broker accounts under street name, active associates who participate in A&F’s stock purchase plan and associates who own shares through A&F-sponsored retirement plans. A&F estimates that there are approximately 65,000 shareholders.
During Fiscal 2006 the Company did not repurchase shares of A&F’s Common Stock. During Fiscal 2005 and Fiscal 2004, the Company repurchased shares of its outstanding Common Stock having a value of approximately $103.3 million and $434.7 million, respectively, pursuant to the Board of Directors authorizations. The majority of the Fiscal 2005 repurchases were completed under previous Board of Directors authorizations. In August 2005, the Board of Directors authorized the Company to purchase an additional 6.0 million shares. As of February 3, 2007, the remaining aggregate number of shares of Common Stock authorized for repurchase was approximately 5.7 million shares.
As of March 29, 2007, the Company repurchased approximately 1.0 million shares of its outstanding Common Stock having a value of approximately $79.0 million pursuant to the Board of Directors authorization.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., The S & P Midcap 400 Index
The S & P 500 Index And The S & P Apparel Retail Index

*	$100 invested on 2/2/02 in stock or on 1/31/02 in index-including reinvestment of dividends. Index calculated on month-end basis.

(1)	This graph is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise noted in such filing.

The number of securities to be issued and remaining available under equity compensation plans as of February 3, 2007 are set forth in the table below:

Equity Compensation Plans Information
			Number of shares remaining available
	Number of shares to be issued upon	Weighted-average exercise price	for future issuance under equity
	exercise of outstanding stock options	of outstanding stock options and	compensation plans (excluding shares
	and restricted stock units	restricted stock units	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	6,932,058	$33.72	2,007,623

Equity compensation plans not approved by shareholders	3,916,122	$25.90	1,957,813

Total	10,848,180	$30.90	3,965,436
The number and average price of shares purchased in each fiscal month of the fourth quarter of Fiscal 2006 are set forth in the table below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased under
Period	Purchased	per Share	Programs	the Plans or Programs (1)
October 29, 2006 - November 25, 2006	—	—	—	5,683,500
November 26, 2006 - December 30, 2006	—	—	—	5,683,500
December 31, 2006 - February 3, 2007	—	—	—	5,683,500

Totals	—	—	—	5,683,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6. SELECTED FINANCIAL DATA.
ABERCROMBIE & FITCH
FINANCIAL SUMMARY
(Thousands, except per share, per square foot amounts, ratios and store and associate data)

Fiscal Year	2006*	2005	2004	2003	2002

Summary of Operations
Net Sales	$3,318,158	$2,784,711	$2,021,253	$1,707,810	$1,595,757

Gross Profit	$2,209,006	$1,851,416	$1,341,224	$1,083,170	$980,555

Operating Income	$658,090	$542,738	$347,635	$331,180	$312,315

Operating Income as a Percentage of Net Sales	19.8%	19.5%	17.2%	19.4%	19.6%

Net Income	$422,186	$333,986	$216,376	$204,830	$194,754

Net Income as a Percentage of Net Sales	12.7%	12.0%	10.7%	12.0%	12.2%

Dividends Declared Per Share	$0.70	$0.60	$0.50	—	—

Net Income Per Weighted-Average Share Results
Basic	$4.79	$3.83	$2.33	$2.12	$1.98

Diluted	$4.59	$3.66	$2.28	$2.06	$1.94

Diluted Weighted-Average Shares Outstanding	92,010	91,221	95,110	99,580	100,631

Other Financial Information
Total Assets	$2,248,067	$1,789,718	$1,386,791	$1,401,369	$1,190,615

Return on Average Assets	21%	21%	16%	16%	18%

Capital Expenditures	$403,476	$256,422	$185,065	$159,777	$145,662

Long-Term Debt	—	—	—	—	—

Shareholders’ Equity	$1,405,297	$995,117	$669,326	$857,764	$736,307

Return on Average Shareholders’ Equity	35%	40%	28%	26%	30%

Comparable Store Sales**	2%	26%	2%	(9%)	(5%)

Net Retail Sales Per Average Gross Square Foot	$500	$464	$360	$345	$379

Stores at End of Year and Average Associates
Total Number of Stores Open	944	851	788	700	597

Gross Square Feet	6,693,000	6,025,000	5,590,000	5,016,000	4,358,000

Average Number of Associates	80,100	69,100	48,500	30,200	22,000

*	Fiscal 2006 is a fifty-three week year.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note Fiscal 2006 comparable store sales are compared to the comparable store sales for the fifty-three weeks ended February 4, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.
Fiscal 2006 includes fifty-three weeks and Fiscal 2005 includes fifty-two weeks. For purposes of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the fourteen and fifty-three week periods ended February 3, 2007 are compared to the thirteen and fifty-two week periods ended January 28, 2006. Comparable store sales however, compare the fourteen and fifty-three week periods ended February 3, 2007 to the fourteen and fifty-three week periods ended February 4, 2006.
The Company had net sales of $3.318 billion for the fifty-three weeks ended February 3, 2007, up 19.1% from $2.785 billion for the fifty-two weeks ended January 28, 2006. Operating income for Fiscal 2006 increased 21.3% to $658.1 million from $542.7 million for Fiscal 2005. Operating income results for Fiscal 2006 included $14.1 million of expense related to SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Operating income results for Fiscal 2005 included a non-recurring charge of $13.5 million related to a severance agreement of an executive officer. Net income was $422.2 million in Fiscal 2006, up 26.4% from $334.0 million in Fiscal 2005. Net income per diluted weighted-average share was $4.59 for Fiscal 2006 compared to $3.66 in Fiscal 2005, an increase of 25.4%.
The Company generated cash from operations of $582.2 million in Fiscal 2006 versus $453.6 million in Fiscal 2005, resulting primarily from strong sales and income growth. During Fiscal 2006, the Company used cash from operations to finance its growth strategy, opening 70 new Hollister stores, 19 new abercrombie stores, eight new Abercrombie & Fitch stores and seven new RUEHL stores, remodeling 13 Abercrombie & Fitch stores, as well as refreshing existing Abercrombie & Fitch, abercrombie and Hollister stores.
The Company also used excess cash in Fiscal 2006 to pay dividends of $0.70 per share, a 16.7% increase over $0.60 per share in Fiscal 2005, for a total of $61.6 million. The Company believes that share repurchases and dividends are an important way for the Company to deliver shareholder value, but the Company’s priority will be to invest in the business to support its domestic and international growth plans. The Company continues to be committed to maintaining sufficient cash on the balance sheet to support the needs of the business and withstand unanticipated business volatility.

The following data represents the Company’s consolidated statements of net income for the last three fiscal years, expressed as a percentage of net sales:

	2006*	2005	2004
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	33.4	33.5	33.6

GROSS PROFIT	66.6	66.5	66.4
Stores and Distribution Expense	35.8	35.9	36.5

Marketing, General and Administrative Expense	11.3	11.3	12.9
Other Operating Income, Net	(0.3)	(0.2)	(0.2)

OPERATING INCOME	19.8	19.5	17.2
Interest Income, Net	(0.4)	(0.2)	(0.3)

INCOME BEFORE INCOME TAXES	20.3	19.7	17.5
Provision for Income Taxes	7.5	7.7	6.8

NET INCOME	12.7%	12.0%	10.7%

*	Fiscal 2006 is a fifty-three week year.

FINANCIAL SUMMARY
The following summarized financial and operational data compares Fiscal 2006 to Fiscal 2005 and Fiscal 2005 to Fiscal 2004:

				Change
	2006 *	2005	2004	2006-2005	2005-2004
Net sales by brand (thousands)	$3,318,158	$2,784,711	$2,021,253	19%	38%
Abercrombie & Fitch	$1,515,123	$1,424,013	$1,210,222	6%	18%
abercrombie	$405,820	$344,938	$227,204	18%	52%
Hollister	$1,363,233	$999,212	$579,687	36%	72%
RUEHL**	$33,982	$16,548	$4,140	105%	nm

Increase (decrease) in comparable store sales***	2%	26%	2%
Abercrombie & Fitch	(4)%	18%	(1)%
abercrombie	10%	54%	1%
Hollister	5%	29%	13%
RUEHL**	14%	n/a	n/a

Net retail sales increase attributable to new and remodeled stores, web sites and catalogue	17%	12%	16%

Net retail sales per average store (thousands)	$3,533	$3,284	$2,569	8%	28%
Abercrombie & Fitch	$3,945	$3,784	$3,103	4%	22%
abercrombie	$2,251	$1,957	$1,241	15%	58%
Hollister	$3,732	$3,442	$2,740	8%	26%
RUEHL**	$3,248	$2,903	$1,255	12%	nm

Net retail sales per average gross square foot	$500	$464	$360	8%	29%
Abercrombie & Fitch	$450	$432	$352	4%	23%
abercrombie	$513	$446	$282	15%	58%
Hollister	$568	$528	$423	8%	25%
RUEHL**	$363	$315	$136	15%	nm

Transactions per average retail store	55,142	50,863	43,260	8%	18%
Abercrombie & Fitch	51,704	49,685	45,941	4%	8%
abercrombie	34,786	30,356	21,740	15%	40%
Hollister	68,740	64,913	56,687	6%	15%
RUEHL**	38,554	26,215	12,913	47%	nm

Average retail transaction value	$64.07	$64.56	$59.38	(1)%	9%
Abercrombie & Fitch	$76.30	$76.16	$67.54	nm	13%
abercrombie	$64.72	$64.47	$57.10	nm	13%
Hollister	$54.30	$53.03	$48.33	2%	10%
RUEHL**	$84.24	$110.74	$97.16	(24)%	14%

Average units per retail transaction	2.35	2.25	2.26	4%	nm
Abercrombie & Fitch	2.26	2.18	2.22	4%	(2)%
abercrombie	2.78	2.66	2.68	5%	(1)%
Hollister	2.32	2.21	2.18	5%	1%
RUEHL**	2.57	2.28	2.17	13%	5%

Average unit retail sold	$27.26	$28.69	$26.27	(5)%	9%
Abercrombie & Fitch	$33.76	$34.94	$30.42	(3)%	15%
abercrombie	$23.28	$24.24	$21.31	(4)%	14%
Hollister	$23.41	$24.00	$22.17	(2)%	8%
RUEHL**	$32.78	$48.57	$44.77	(33)%	8%

*	Fiscal 2006 is a fifty-three week year.

**	Net sales for RUEHL during Fiscal 2006, Fiscal 2005 and Fiscal 2004, and the related statistics, reflect the activity of 14 stores open in Fiscal 2006, eight stores open in Fiscal 2005, and four stores open in Fiscal 2004. As a result, year-to-year comparisons may not be meaningful.

***	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note Fiscal 2006 comparable store sales are compared to the comparable store sales for the fifty-three weeks ended February 4, 2006.

CURRENT TRENDS AND OUTLOOK
In Fiscal 2006, the Company continued to grow the business. Despite performance that was very challenging to build on in Fiscal 2005, the Company achieved a 2% increase in comparable store sales and a 19.1% increase in net sales in Fiscal 2006. The increase in net sales was driven by a combination of new store growth, an increase in the direct-to-consumer business, increases in transactions per store and a fifty-three week year in Fiscal 2006 versus a fifty-two week year in Fiscal 2005. Overall, the Company was able to make significant investments in future growth while improving operating income, as a percentage of sales, to 19.8%. These investments are summarized below.
The first major area of investment was strengthening the iconic nature of the Company’s brands. During Fiscal 2006, the Company eliminated distinct seasonal sales events to ensure that full price merchandise was available at stores during the transition from one season to the next. In addition, the Company refreshed select Abercrombie & Fitch stores with the objective of replicating certain aspects of the Fifth Avenue Flagship store experience. Finally, the Company increased salary levels in several store manager categories in an effort to continue attracting and retaining strong management teams.
The second major area of investment was international growth. During Fiscal 2006 the Company expanded its Canadian operations from two stores to six. The Canadian stores generated approximately three times the sales per square foot of an average U.S. store. As a result of the success of the Canadian stores, the Company is exploring the opportunity of expanding the abercrombie brand into Canada in Fiscal 2007. During Fiscal 2006 the Company also invested its resources and focus on building and staffing its U.K. London flagship Abercrombie & Fitch store. The store opened on March 22, 2007 and the initial results exceeded the Company’s expectations.
The third major area of investment was infrastructure to support the future growth of the Company. In Fiscal 2006, the Company opened its second DC which increased the Company’s capacity to support stores by approximately 800 stores. In addition, the Company continued to invest in staffing on both the creative and administrative sides of the business in order to offset the effect of underinvestment in prior years. For Fiscal 2007, the Company does not anticipate additions to headcount at the same rate as in Fiscal 2006. The Company also opened an on-campus merchandise research and development center known as the Innovation Design Center (“IDC”). The IDC produces graphic and wash samples for quick approval, and the final designs are packaged for vendor production. The IDC enables the Company to reduce the time to market for the latest fashion trends, saving time and expense while limiting the competition’s ability to copy its designs.
The fourth major area of investment was information technology. The Company invested in the upgrade of core systems to help run allocation, planning, sourcing and merchandising. The system upgrades are expected to make the Company more scalable, efficient and accurate in the production and delivery of merchandise to stores. The Company also continues to invest in best practice technologies that are expected to provide a clear competitive advantage.

The Company views the Hollister brand as having a growing iconic status and as a significant growth vehicle in the future. Hollister’s success in Canada and the growth in international web sales have resulted in the Company investigating the acceleration of its international store rollout. Abercrombie & Fitch is a maturing brand with an opportunity for future growth dependent on prime locations for its stores along with brand expansion outside of the United States. The Company is pursuing real estate in both Tokyo and key European markets for the next phase of international expansion for Abercrombie & Fitch and Hollister stores. abercrombie is viewed as having growth opportunities within the United States, and the Company expects to grow the brand to about 250 locations, as well as possible expansion into Canada. RUEHL performed well in Fiscal 2006 with strong trends in many areas. Transactions per store increased and the brand achieved a 14% increase in comparable store sales, which the Company believes indicates RUEHL is building a strong customer base. The Company is targeting RUEHL Initial Markup (“IMU”) parity with the other brands as well as profitability by the end of Fiscal 2007. Additionally, the Company plans to introduce its next concept with the opening of approximately three stores in January 2008 and approximately four additional stores by March 2008.
For Fiscal 2007, the Company will be faced with the challenge of improving on Fiscal 2006’s performance. From a gross margin standpoint, while the Company has been able to improve its IMU in the past, the Company does not anticipate IMU improvements in its forecasts. The Company expects to leverage marketing, general and administrative expense in Fiscal 2007. However, with additional expenses such as store minimum wage increases, store manager payroll increases, new concept pre-opening costs and incremental costs of operating the second DC, the Company does not anticipate leveraging stores and distribution expense on a flat to slightly positive comparable store sales increase in Fiscal 2007.
The Company ended the fourth quarter of Fiscal 2006 with inventories, at cost, up 6% per gross square foot versus the fourth quarter of Fiscal 2005. The Company believes it will end the first quarter of Fiscal 2007 with inventory flat to slightly positive on a per gross square foot, at cost, when compared to the first quarter of Fiscal 2006.
During Fiscal 2007, the Company anticipates capital expenditures between $395 million and $405 million. Approximately $220 million of this amount is allocated to new store construction and full store remodels. Approximately $60 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls at existing Hollister stores and fixtures to stores throughout the Hollister chain. The Company is planning approximately $85 million in capital expenditures at the home office related to new office buildings, information technology investment and new direct-to-consumer distribution and logistics systems. In March 2007, the Company decided to allocate approximately $35 million for the purchase of an airplane. With planned expansion in Europe and Asia over the next several years, the Company concluded that acquiring a plane is more beneficial than continuing multiple fractional share ownership programs in meeting the business travel needs of its Chief Executive Officer and senior management team.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:
•	Comparable store sales by brand, by product and by store, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	IMU;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Store metrics such as sales per gross square foot, average unit retail, average transaction values, store contribution (defined as store sales less direct costs of running the store), and average units per transaction;

•	Markdown rate;

•	Gross profit rate;

•	Operating income;

•	Net income;

•	Inventory per gross square foot; and

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations.
While not all of these metrics are disclosed publicly by the Company, due to the proprietary nature of the information, the Company publicly discloses and discusses several of these metrics as part of its financial summary and in several sections of this Management’s Discussion and Analysis.
FISCAL 2006 COMPARED TO FISCAL 2005
FOURTH QUARTER RESULTS
Net Sales
Net sales for the fourth quarter of Fiscal 2006 were $1.139 billion, up 18.5% versus last year’s fourth quarter net sales of $961.4 million. The net sales increase was primarily attributed to the net addition of 93 stores, including the full quarter impact of the Abercrombie & Fitch Fifth Avenue Flagship store and six stores in Canada; a 58% increase in direct-to-consumer business (including shipping and handling revenue); and a fourteen week quarter in Fiscal 2006 versus a thirteen week quarter in Fiscal 2005, partially offset by a 3% decrease in comparable store sales.

Comparable store sales by brand for the fourth quarter of Fiscal 2006 versus the same quarter in Fiscal 2005 were as follows: Abercrombie & Fitch decreased 6% with women’s comparable store sales decreasing by a high single-digit and mens decreasing by a mid single-digit; abercrombie increased 2% with boys achieving a mid single-digit increase and girls flat; Hollister was flat with bettys flat and dudes posting a decrease in the low single-digits; and RUEHL increased 6% with womens realizing a mid single-digit increase and mens posting a low single-digit increase.
On a regional basis, comparable store sales for the Company ranged from decreases in the high single-digits to increases in the low single-digits. Stores located in the New York and Mid-Atlantic regions had the strongest comparable store sales performance and stores located in the West region had the weakest comparable store sales performance on a consolidated basis.
From a merchandise classification standpoint across all brands, stronger performing masculine categories included fleece, knit tops and underwear, while jeans, pants and sweaters posted negative comparable store sales. In the feminine businesses, across all brands, stronger performing categories included knit tops, fleece and shorts, while jeans, skirts and pants posted negative comparable store sales.
Direct-to-consumer merchandise net sales, which are sold through the Company’s web sites and catalogue, in the fourth quarter of Fiscal 2006 were $74.8 million, an increase of 57.5% versus last year’s fourth quarter net sales of $47.5 million. Shipping and handling revenue for the corresponding periods was $9.8 million in Fiscal 2006 and $6.2 million in Fiscal 2005. The direct-to-consumer business, including shipping and handling revenue, accounted for 7.4% of net sales in the fourth quarter of Fiscal 2006 compared to 5.6% in the fourth quarter of Fiscal 2005.
Gross Profit
Gross profit during the fourth quarter of Fiscal 2006 was $755.6 million compared to $639.4 million in Fiscal 2005. The gross profit rate (gross profit divided by net sales) for the fourth quarter of Fiscal 2006 was 66.4%, down 10 basis points from last year’s fourth quarter rate of 66.5%. The decrease in gross profit rate largely resulted from higher shrink and a slightly higher markdown rate compared to the fourth quarter of Fiscal 2005. Abercrombie & Fitch, abercrombie and Hollister all operated at similar IMU levels. The Company is targeting RUEHL IMU parity with the other brands by the end of Fiscal 2007.
Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2006 was $349.8 million compared to $293.5 million for the comparable period in Fiscal 2005. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the fourth quarter of Fiscal 2006 was 30.7% up 20 basis points from 30.5% in the fourth quarter of Fiscal 2005. The increase in rate is primarily related to additional DC expenses associated with the second DC, which became fully operational in the fourth quarter, and direct-to-consumer expenses, which increased due to higher internet sales as a percentage of total sales. These increases were partially offset by decreased store expenses as a percentage of sales. Selling payroll, driven by management salary increases, state minimum wage increases and additional floor coverage to address shrink concerns increased as a percentage of sales. However, the increase in selling payroll was more than offset by leveraging other store related controllable expenses.

The DC productivity level, measured in units processed per labor hour (“UPH”), was 9% higher in the fourth quarter of Fiscal 2006 versus the fourth quarter of Fiscal 2005. The UPH rate increase was due to the second DC becoming fully operational during the fourth quarter. The Company expects the UPH level to increase during Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2006 was $101.6 million compared to $80.8 million during the same period in Fiscal 2005. For the fourth quarter of Fiscal 2006, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 8.9% compared to 8.4% in the fourth quarter of Fiscal 2005. The increase in the marketing, general and administrative expense rate was due to higher home office payroll and consulting expenses.
Other Operating Income, Net
Fourth quarter net other operating income for Fiscal 2006 was $4.6 million compared to $2.3 million for the fourth quarter of Fiscal 2005. Other operating income primarily related to the gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
Operating income during the fourth quarter of Fiscal 2006 increased to $308.8 million from $267.5 million in Fiscal 2005, an increase of 15.4%. The operating income rate (operating income divided by net sales) for the fourth quarter of Fiscal 2006 was 27.1% compared to 27.8% for the fourth quarter of Fiscal 2005.
Interest Income, Net and Income Taxes
Fourth quarter net interest income was $4.7 million in Fiscal 2006 compared to $2.4 million during the comparable period in Fiscal 2005. The increase in net interest income was due to higher interest rates and higher available investment balances during the fourth quarter of Fiscal 2006 when compared to the fourth quarter of Fiscal 2005.
The effective tax rate for the fourth quarter of Fiscal 2006 was 36.8% as compared to 39.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate was primarily related to favorable settlements of tax audits during the fourth quarter and the change in estimates of potential outcomes of certain state tax matters.
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2006 was $198.2 million versus $164.6 million for the fourth quarter of Fiscal 2005, an increase of 20.4%. Net income per diluted weighted-average share outstanding for the fourth quarter of Fiscal 2006 was $2.14, including $0.01 related to SFAS 123(R), versus $1.80 for the same period last year, an increase of 18.9%.

FISCAL 2006 RESULTS
Net Sales
Net sales for Fiscal 2006 were $3.318 billion, an increase of 19.1% versus Fiscal 2005 net sales of $2.785 billion. The net sales increase was attributed to the combination of the net addition of 93 stores, including the full year impact of the Abercrombie & Fitch Fifth Avenue Flagship store and six stores in Canada; a 2% comparable store sales increase; a 42% increase in direct-to-consumer business (including shipping and handling revenue); and a fifty-three week year in Fiscal 2006 versus a fifty-two week year in Fiscal 2005.
For Fiscal 2006, comparable store sales by brand were as follows: Abercrombie & Fitch decreased 4%; abercrombie increased 10%; Hollister increased 5%; and RUEHL increased 14%. In addition, the women’s, girls’ and bettys’ businesses continued to be more significant than the mens, boys and dudes. During Fiscal 2006, women, girls and bettys represented over 60% of the net sales for each of their corresponding brands. Comparable store sales by brand for the year for womens, girls and bettys were as follows: RUEHL women increased by the high fifties; Hollister bettys posted a mid-twenties increase; abercrombie girls had a mid-teens increase; and Abercrombie & Fitch women had a low single-digit increase.
Direct-to-consumer merchandise net sales in Fiscal 2006 were $174.1 million, an increase of 42.1% versus last year’s net sales of $122.5 million for the comparable period. Shipping and handling revenue was $24.9 million in Fiscal 2006 and $17.6 million in Fiscal 2005. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.0% of net sales in Fiscal 2006 compared to 5.0% of net sales in Fiscal 2005.
Gross Profit
For Fiscal 2006, gross profit increased to $2.209 billion from $1.851 billion in Fiscal 2005. The gross profit rate for Fiscal 2006 was 66.6% versus 66.5% the previous year, an increase of 10 basis points.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2006 was $1.187 billion compared to $1.001 billion for Fiscal 2005. For Fiscal 2006, the stores and distribution expense rate was 35.8% compared to 35.9% in the previous year. The decrease in the rate primarily resulted from the Company’s ability to leverage store-related costs on a 2% increase in comparable store sales.
The DC’s UPH rate for the year was flat in Fiscal 2006 versus Fiscal 2005. During Fiscal 2006, while the second DC was being built, the overall DC’s UPH was impacted by the Company’s first DC reaching near capacity, a result of the Company’s focus on strategically flowing inventory to stores throughout the year. The Company expects the UPH level to increase during Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2006 was $373.8 million compared to $313.5 million in Fiscal 2005. For the current year, the marketing, general and administrative expense rate was 11.3%, flat compared to Fiscal 2005. Fiscal 2006 included a charge of $13.6 million related to the adoption of SFAS 123(R). Fiscal 2005 included a non-recurring charge of $13.5 million related to a severance agreement of an executive officer.

Other Operating Income, Net
Other operating income for Fiscal 2006 was $10.0 million compared to $5.5 million for Fiscal 2005. The increase was related to gift cards for which the Company has determined the likelihood of redemption to be remote and insurance reimbursements received during the first and second quarters for Fiscal 2006 related to stores damaged by fire and Hurricane Katrina, respectively.
Operating Income
Fiscal 2006 operating income was $658.1 million compared to $542.7 million for Fiscal 2005, an increase of 21.3%. The operating income rate for Fiscal 2006 was 19.8% versus 19.5% in the previous year.
Interest Income, Net and Income Taxes
Net interest income for Fiscal 2006 was $13.9 million compared to $6.7 million for Fiscal 2005. The increase in net interest income was due to higher interest rates and higher available investment balances during Fiscal 2006 compared to Fiscal 2005.
The effective tax rate for Fiscal 2006 was 37.2% compared to 39.2% for Fiscal 2005. The decrease in the effective tax rate related primarily to favorable settlements of tax audits, favorable changes in estimates of potential outcomes of certain state tax matters and an increase in tax exempt income during Fiscal 2006. Fiscal 2005 tax expense reflected a charge related to the Company’s change in estimate of the potential outcome of certain state tax matters. The Company estimates that the annual effective tax rate for Fiscal 2007 will be approximately 39%.
Net Income and Net Income per Share
Net income for Fiscal 2006 was $422.2 million versus $334.0 million in Fiscal 2005, an increase of 26.4%. Net income included after-tax charges of $9.9 million in Fiscal 2006 related to the adoption of SFAS 123(R) and non-recurring charges of $8.2 million in Fiscal 2005 related to a severance agreement of an executive officer. Net income per diluted weighted-average share was $4.59 in Fiscal 2006 versus $3.66 in Fiscal 2005, an increase of 25.4%.
FISCAL 2005 COMPARED TO FISCAL 2004
FOURTH QUARTER RESULTS
Net Sales
Net sales for the fourth quarter of Fiscal 2005 were $961.4 million, up 39.9% versus net sales of $687.3 million in the fourth quarter of Fiscal 2004. The net sales increase was primarily attributable to a comparable store sales increase of 28% for the quarter, the net addition of 63 stores during Fiscal 2005, and an increase in direct-to-consumer business net sales (including shipping and handling revenue) of $8.1 million versus the comparable period in the fourth quarter of Fiscal 2004.

By merchandise brand, comparable store sales for the quarter were as follows: Abercrombie & Fitch increased 18% with women’s comparable store sales increasing by a low-twenties percentage and mens increasing by a mid-teen percentage; abercrombie achieved a 59% increase in comparable store sales with girls achieving a high-sixties increase and boys posting a high-thirties increase; and Hollister increased by 34% for the fourth quarter with bettys increasing comparable store sales by a mid-thirties percentage and dudes realizing an increase in the low-thirties. In RUEHL, there were eight stores open in Fiscal 2005 and four stores open in Fiscal 2004. As a result comparable store sales results were not meaningful.
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
In Hollister, bettys had strong comparable store sales increases in polos, fleece, sweaters and graphic tees. The increase in dudes’ comparable store sales was the result of strong performance in polos, graphic tees, fleece and personal care categories for the quarter, offset by decreases in woven shirts and sweaters.
Direct-to-consumer merchandise net sales, which are sold through the Company’s web sites and catalogue, in the fourth quarter of Fiscal 2005 were $47.5 million, an increase of 18.5% versus net sales of $40.1 million in the fourth quarter of Fiscal 2004. Shipping and handling revenue for the corresponding periods was $6.2 million in Fiscal 2005 and $5.5 million in Fiscal 2004. The direct-to-consumer business, including shipping and handling revenue, accounted for 5.6% of net sales in the fourth quarter of Fiscal 2005 compared to 6.6% in the fourth quarter of Fiscal 2004. The decrease in sales penetration was due to the implementation of brand protection initiatives that reduced the amount of sale merchandise available on the web sites and limited the customer’s ability to purchase large quantities of the same item.
Gross Profit
Gross profit during the fourth quarter of Fiscal 2005 was $639.4 million compared to $455.8 million in Fiscal 2004. The gross profit rate for the fourth quarter of Fiscal 2005 was 66.5%, up 20 basis points from a rate of 66.3% in the fourth quarter of Fiscal 2004. The increase in gross profit rate resulted largely from a higher IMU during the fourth quarter of Fiscal 2005 and a reduction in shrink versus the fourth quarter of Fiscal 2004, partially offset by a slightly higher markdown rate. The improvement in IMU during the fourth quarter was a result of higher average unit retail pricing across all brands. Abercrombie & Fitch, abercrombie and Hollister all operated at similar IMU margins.

Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2005 was $293.5 million compared to $223.8 million for the comparable period in Fiscal 2004. The stores and distribution expense rate for the fourth quarter of Fiscal 2005 was 30.5% compared to 32.6% in the fourth quarter of Fiscal 2004.
The Company’s total store and distribution expense, as a percent of net sales, during the fourth quarter of Fiscal 2005 decreased 210 basis points versus the comparable period during Fiscal 2004 as a result of the Company’s ability to leverage fixed costs due to significant comparable store sales increases partially offset by increases in store management and loss prevention programs during Fiscal 2005. The leveraging of fixed costs included store payroll expense, rent, utilities and other landlord expense, depreciation and amortization and repairs and maintenance expense. The Company believes increases in store management and loss prevention programs were key in driving sales and reducing shrink levels during the quarter, which had a favorable impact on the Company’s gross profit rate.
The DC productivity level, measured in UPH, was 20% lower in the fourth quarter of Fiscal 2005 versus the fourth quarter of Fiscal 2004. The UPH rate decrease resulted from increases in inventory and from a change in the way the Company flowed merchandise to its stores. Merchandise was routed to the stores in a more gradual process in order to avoid stockroom congestion at the stores. This resulted in the DC approaching capacity levels, which in turn resulted in a lower productivity rate due to an increased handling of inventory.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2005 was $80.8 million compared to $66.1 million during the same period in Fiscal 2004. For the fourth quarter of Fiscal 2005, the marketing, general and administrative expense rate was 8.4% compared to 9.6% in the fourth quarter of Fiscal 2004. The decrease in the marketing, general and administrative expense rate was due to the Company’s ability to leverage home office payroll, and a reduction in sample expenses and marketing expenses due to timing of photo shoots, offset by increases in outside services mostly due to legal costs.
Other Operating Income, Net
Fourth quarter other operating income for Fiscal 2005 was $2.3 million compared to $4.3 million for the fourth quarter of Fiscal 2004. The decrease was related to gift cards for which the Company has determined the likelihood of redemption to be remote.
Operating Income
Operating income during the fourth quarter of Fiscal 2005 increased to $267.5 million from $170.2 million in Fiscal 2004, an increase of 57.2%. The operating income rate for the fourth quarter of Fiscal 2005 was 27.8% compared to 24.8% for the fourth quarter of Fiscal 2004.

Interest Income, Net and Income Taxes
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
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2005 was $164.6 million versus $104.3 million for the fourth quarter of Fiscal 2004, an increase of 57.8%. Net income per diluted weighted-average share outstanding for the fourth quarter of Fiscal 2005 was $1.80 versus $1.15 for the comparable period in Fiscal 2004, an increase of 56.5%.
FISCAL 2005 RESULTS
Net Sales
Net sales for Fiscal 2005 were $2.785 billion, an increase of 37.8% versus Fiscal 2004 net sales of $2.021 billion. The net sales increase was attributable to an increase in comparable store sales of 26% for the year, the net addition of 63 stores during Fiscal 2005, and a $13.9 million increase in net sales (including shipping and handling revenue) for the direct-to-consumer business.
For the fiscal year, comparable store sales by brand were as follows: Abercrombie & Fitch increased 18%; abercrombie increased 54%; Hollister increased 29%. In addition, the women’s, girls’ and bettys’ businesses continued to be more significant than the mens, boys and dudes. During Fiscal 2005, women, girls and bettys represented over 60% of the net sales for each of their corresponding brands. abercrombie girls achieved a mid-sixties increase, Hollister bettys achieved a low-thirties increase and Abercrombie & Fitch women had a high-teens increase.
Direct-to-consumer merchandise net sales in Fiscal 2005 were $122.5 million, an increase of 10.8% versus Fiscal 2004 net sales of $110.6 million. Shipping and handling revenue was $17.6 million in Fiscal 2005 and $15.7 million in Fiscal 2004. The direct-to-consumer business, including shipping and handling revenue, accounted for 5.0% of net sales in Fiscal 2005 compared to 6.2% of net sales in Fiscal 2004. The decrease in sales penetration during Fiscal 2005 was due to the implementation of brand protection initiatives throughout the year that reduced the amount of sale merchandise available on the web sites and limited the customer’s ability to purchase large quantities of the same item.
Gross Profit
For Fiscal 2005, gross profit increased to $1.851 billion from $1.341 billion in Fiscal 2004. The gross profit rate for Fiscal 2005 was 66.5% versus 66.4% the previous year. The gross profit rate increase of 10 basis points reflects higher initial markup and a reduction in shrink, partially offset by a slightly higher markdown rate in Fiscal 2004.

Stores and Distribution Expense
Stores and distribution expense for Fiscal 2005 was $1.001 billion compared to $738.2 million for Fiscal 2004. For Fiscal 2005, the stores and distribution expense rate was 35.9% compared to 36.5% in the previous year.
The Company’s total store and distribution expense, as a percent of net sales, during Fiscal 2005 decreased 60 basis points versus Fiscal 2004 as a result of the Company’s ability to leverage fixed costs, due to significant comparable store sales increases, partially offset by increased store payroll and store management expense. The leveraging of fixed costs included rent, utilities and other landlord expenses, depreciation and amortization and repairs and maintenance expense.
The DC’s UPH rate for the year was 7% lower in Fiscal 2005 versus Fiscal 2004. The UPH rate decrease resulted from increases in inventory and changes in the way the Company flowed merchandise to its stores. Merchandise was routed to the stores in a more gradual process in order to avoid stockroom congestion at the stores. This resulted in the DC approaching capacity levels, which in turn resulted in a lower productivity rate due to increased inventory handling.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2005 was $313.5 million compared to $259.8 million in Fiscal 2004. For Fiscal 2005, the marketing, general and administrative expense rate was 11.3% compared to 12.9% in Fiscal 2004. The decrease in the marketing, general and administrative expense rate was due to a non-recurring charge of $40.9 million in Fiscal 2004 related to a legal settlement and leverage in the home office payroll expense, offset by a non-recurring charge of $13.5 million related to a severance agreement of an executive officer and legal costs.
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
Interest Income, Net and Income Taxes
Net interest income for Fiscal 2005 was $6.7 million compared to $5.2 million for the previous year. The increase in net interest income was due to the Company receiving higher rates on its investments, partially offset by lower average investment balances during Fiscal 2005 when compared to Fiscal 2004. The effective tax rate for Fiscal 2005 was 39.2% compared to 38.7% for Fiscal 2004. The increase in the annual effective tax rate was due to the Company’s change of estimates in the potential outcomes of certain state tax matters in Fiscal 2005.

Net Income and Net Income per Share
Net income for Fiscal 2005 was $334.0 million versus $216.4 million in Fiscal 2004, an increase of 54.3%. Net income included after-tax non-recurring charges of $8.2 million in Fiscal 2005 related to a severance agreement of an executive officer and $25.6 million in Fiscal 2004 related to a legal settlement. Net income per diluted weighted-average share was $3.66 in Fiscal 2005 versus $2.28 in Fiscal 2004, an increase of 60.5%. The percentage increase in net income per diluted share outstanding was greater than the percentage increase in net income due to the impact of the Company’s share repurchase program. In Fiscal 2005, the Company repurchased 1.8 million shares.
FINANCIAL CONDITION
Continued growth in net income resulted in higher cash provided by operating activities. A more detailed discussion of liquidity, capital resources and capital requirements follows.
LIQUIDITY AND CAPITAL RESOURCES
The Company believes cash provided by operating activities and cash on hand will continue to provide adequate resources to support operations, including projected growth, seasonal requirements and capital expenditures. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.
A summary of the Company’s working capital (current assets less current liabilities) position and capitalization for the last three fiscal years follows (thousands):

	2006	2005	2004
Working capital	$581,451	$455,530	$241,572

Capitalization:
Shareholders’ equity	$1,405,297	$995,117	$669,326

The increase in working capital during Fiscal 2006 versus Fiscal 2005 was the result of higher cash and marketable securities, resulting primarily from the Company’s net income increase and decreases in income taxes payable, partially offset by an increase in accrued expenses. The increase in working capital in Fiscal 2005 versus Fiscal 2004 was the result of higher cash and marketable securities, resulting primarily from the Company’s net sales increase, and the increase in inventory, partially offset by an increase in income taxes payable.
The Company considers the following to be measures of its liquidity and capital resources for the last three fiscal years:

	2006		2005	2004
Current ratio (current assets divided by current liabilities)	2.14		1.93	1.56

Net cash provided by operating activities (thousands)	$582,171	*	$453,590	$423,784

*	Fiscal 2006 is a fifty-three week year.

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, increased to $582.2 million for Fiscal 2006 from $453.6 million in Fiscal 2005. Cash in Fiscal 2006 was provided primarily by current year net income, adjusted for depreciation and amortization, share-based compensation charges and lessor construction allowances collected. Uses of cash in Fiscal 2006 consisted primarily of increases in inventory and payment of income taxes. Cash in Fiscal 2005 was provided primarily by net income adjusted for depreciation and amortization, share-based compensation charges, lessor construction allowances collected and decreases in payments of income taxes. Uses of cash in Fiscal 2005 consisted primarily of increases in inventory.
Net cash provided by operating activities increased to $453.6 million for Fiscal 2005 from $423.8 million in Fiscal 2004. Cash in Fiscal 2004 was provided primarily by net income adjusted for depreciation and amortization, share-based compensation charges and lessor construction allowances collected and increases in accounts payable and accrued expenses. Uses of cash in Fiscal 2004 consisted primarily of increases in inventory and other assets and liabilities.
The Company’s operations are seasonal and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest in the second and third fiscal quarters as the Company builds inventory in anticipation of these selling periods.
Investing Activities
Cash outflows for Fiscal 2006 were primarily for purchases of marketable securities, the purchase of trust owned life insurance policies and capital expenditures. As of February 3, 2007 and January 28, 2006, the Company held $466.1 million and $411.2 million, respectively, of available-for-sale securities with original maturities of greater than 90 days .. Of the $466.1 million of available-for-sale securities held as of February 3, 2007, $447.8 million were classified as marketable securities while $18.3 million were held in an irrevocable rabbi trust (the “Rabbi Trust”) and were classified as other assets.
Cash outflows for Fiscal 2005 were primarily for purchases of marketable securities and capital expenditures. As January 28, 2006, the Company held $411.2 million of available-for-sale securities with original maturities of greater than 90 days classified as marketable securities. Cash inflows for Fiscal 2004 were primarily the result of proceeds from sales of marketable securities, offset by capital expenditures. See “Capital Expenditures and Lessor Construction Allowances” for additional information. As of January 29, 2005, all investments had maturities of less than 90 days and accordingly were classified as cash equivalents.
Financing Activities
Cash outflows related to financing activities consisted primarily of the payment of dividends and a change in outstanding checks in Fiscal 2006. Cash outflows related to financing activities consisted primarily of the repurchase of the Company’s Class A Common Stock and the payment of dividends in Fiscal 2005 and Fiscal 2004. Cash inflows consisted of stock option exercises and restricted stock issuances.
The Company did not repurchase shares in Fiscal 2006. The Company repurchased approximately 1.8 million shares and approximately 11.2 million shares of its Class A Common Stock pursuant to previously authorized stock repurchase programs in Fiscal 2005 and Fiscal 2004, respectively. As of February 3, 2007, the Company had approximately 5.7 million shares available to repurchase under the 6.0 million shares authorized by the Board of Directors in August 2005.

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leveraged total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Trade letters of credit totaling approximately $48.8 million and $40.6 million were outstanding under the Amended Credit Agreement on February 3, 2007 and January 28, 2006, respectively. No borrowings were outstanding under the Amended Credit Agreement on February 3, 2007 or on January 28, 2006.
Standby letters of credit totaling approximately $4.9 million and $4.5 million were outstanding on February 3, 2007 and January 28, 2006. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2007. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements or debt obligations.
CONTRACTUAL OBLIGATIONS
As of February 3, 2007, the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$1,671,681	$215,499	$422,500	$373,454	$660,228
Purchase Obligations	216,899	216,899	—	—	—
Other Obligations	77,332	66,449	10,883	—	—

Totals	$1,965,912	$498,847	$433,383	$373,454	$660,228

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases (See Note 7 of the Notes to Consolidated Financial Statements). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes was $107.4 million in Fiscal 2006. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2007 and commitments for fabric to be used during the next season. Other obligations primarily represent preventive maintenance contracts for Fiscal 2007 and letters of credit outstanding as of February 3, 2007 (See Note 11 of the Notes to Consolidated Financial Statements). The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET
Store count and gross square footage by brand were as follows for the fourteen weeks ended February 3, 2007 and the thirteen weeks ended January 28, 2006, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Total
October 28, 2006	358	171	372	11		912
New	3	8	21	4		36

Remodels/Conversions (net activity)	1	—	—	(1	)(1)	—
Closed	(2)	(2)	—	—		(4)

February 3, 2007	360	177	393	14		944

Gross Square Feet (thousands)
October 28, 2006	3,138	753	2,450	100		6,441
New	29	41	152	39		261
Remodels/Conversions (net activity)	19	—	2	(9	)(1)	12
Closed	(15)	(6)	—	—		(21)

February 3, 2007	3,171	788	2,604	130		6,693

Average Store Size	8,808	4,452	6,626	9,286		7,090

(1)	Includes one RUEHL store temporarily closed due to fire damage.

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
October 30, 2005	354	163	297	6	820
New	6	2	17	2	27
Remodels/Conversions (net activity)	1	—	4	—	5
Closed	—	(1)	—	—	(1)

January 28, 2006	361	164	318	8	851

Gross Square Feet (thousands)
October 30, 2005	3,077	713	1,941	58	5,789
New	76	8	112	11	207
Remodels/Conversions (net activity)	4	—	30	—	34
Closed	—	(5)	—	—	(5)

January 28, 2006	3,157	716	2,083	69	6,025

Average Store Size	8,745	4,366	6,550	8,625	7,080

Store count and gross square footage by brand were as follows for the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006, respectively:

Store Activity	Abercrombie & Fitch		abercrombie	Hollister		RUEHL		Total
January 29, 2006	361		164	318		8		851
New	8		19	70		7		104
Remodels/Conversions (net activity)	(2	)(1)	—	5	(1)	(1	)(2)	2
Closed	(7)		(6)	—		—		(13)

February 3, 2007	360		177	393		14		944

Gross Square Feet (thousands)
January 29, 2006	3,157		716	2,083		69		6,025
New	66		94	482		70		712
Remodels/Conversions (net activity)	3	(1)	—	39	(1)	(9	)(2)	33
Closed	(55)		(22)	—		—		(77)

February 3, 2007	3,171		788	2,604		130		6,693

Average Store Size	8,808		4,452	6,626		9,286		7,090

(1)	Includes one Abercrombie & Fitch store and one Hollister store reopened after repair from hurricane damage.

(2)	Includes one RUEHL store temporarily closed due to fire damage.

Store Activity	Abercrombie & Fitch		abercrombie	Hollister		RUEHL	Total
January 30, 2005	357		171	256		4	788
New	15		5	57		4	81
Remodels/Conversions (net activity)	(1)		(1)	6		—	4
Closed	(10	)(3)	(11)	(1	)(3)	—	(22)

January 28, 2006	361		164	318		8	851

Gross Square Feet (thousands)
January 30, 2005	3,138		752	1,663		37	5,590
New	146		20	389		32	587
Remodels/Conversions (net activity)	(46)		(4)	38		—	(12)
Closed	(81	)(3)	(52)	(7	)(3)	—	(140)

January 28, 2006	3,157		716	2,083		69	6,025

Average Store Size	8,745		4,366	6,550		8,625	7,080

(3)	Includes one Abercrombie & Fitch store and one Hollister store closed due to hurricane damage.

CAPITAL EXPENDITURES AND LESSOR CONSTRUCTION ALLOWANCES
Capital expenditures totaled $403.5 million, $256.4 million and $185.1 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.
In Fiscal 2006 total capital expenditures were $403.5 million of which $253.7 million was used for store related projects related to store refresh, new construction, remodels and conversions, including approximately $40 million related to the refresh of existing Abercrombie & Fitch, abercrombie and Hollister stores. The remaining $149.8 million was used for projects at the home office, including the new DC, home office expansion, information technology investments and other projects.
In Fiscal 2005 total capital expenditures were $256.4 million of which $204.7 million was used for store related projects, including new store construction, remodels, conversions and other projects. The remaining $51.7 million was used for projects at the home office, including home office expansion, information technology investments, DC improvements and other projects.
In Fiscal 2004 total capital expenditures were $185.1 million of which $169.7 million was used for store related projects, including new store construction, remodels, conversions and other projects. The remaining $15.4 million was used for projects at the home office, including home office improvements, information technology investments, DC improvements and other projects.
Lessor construction allowances are an integral part of the decision making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $49.4 million, $42.3 million and $55.0 million in construction allowances during Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.
During Fiscal 2007, the Company anticipates capital expenditures between $395 million and $405 million. Approximately $220 million of this amount is allocated to new store construction and full store remodels. Approximately $60 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls at existing Hollister stores and fixtures to stores throughout the Hollister chain. The Company is planning approximately $85 million in capital expenditures at the home office related to new office buildings, information technology investment and new direct-to-consumer distribution and logistics systems. In March 2007, the Company decided to allocate approximately $35 million for the purchase of an airplane. With planned expansion in Europe and Asia over the next several years, the Company concluded that acquiring a plane is more beneficial than continuing multiple fractional share ownership programs in meeting the business travel needs of its Chief Executive Officer and senior management team.
The Company intends to add approximately 750,000 to 800,000 gross square feet of stores during Fiscal 2007, which will represent an increase of approximately 11% to 12% over Fiscal 2006. The Company anticipates the increase during Fiscal 2007 primarily due to the addition of approximately 67 new Hollister stores, 27 abercrombie stores, six Abercrombie & Fitch stores and ten RUEHL stores. Additionally, the Company plans to introduce its next concept with the opening of approximately three stores in January 2008 and approximately four additional stores by March 2008.

During Fiscal 2007, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to increase from last year’s actual cost of approximately $130 to approximately $147. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to decrease from last year’s actual cost of approximately $169 to approximately $164. The change from last year’s estimates for Hollister and abercrombie were driven by a number of factors, including store location, construction material pricing, landlord allowance levels, and furniture and fixture additions. During Fiscal 2007, the Company expects average construction cost per square foot, net of construction allowances, for new non-flagship Abercrombie & Fitch stores to be approximately $115 and for new RUEHL stores to be approximately $274 per square foot, net of construction allowances. The Company believes that the construction costs for Abercrombie & Fitch and RUEHL stores in Fiscal 2006 were not representative of the costs the Company expects to incur in Fiscal 2007 and therefore comparisons with these numbers would not be meaningful. The Company expects initial inventory purchases for the stores to average approximately $0.4 million, $0.2 million, $0.3 million and $0.5 million per store for Abercrombie & Fitch, abercrombie, Hollister and RUEHL, respectively.
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
Revenue Recognition
The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and at these times recognizes the remaining balance as other operating income. At February 3, 2007 and January 28, 2006, the gift card liability on the Company’s Consolidated Balance Sheet was $65.0 million and $53.2 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company recognized other operating income for adjustments to the gift card liability of $5.2 million, $2.4 million and $4.3 million, respectively.
Inventory Valuation
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.
Inherent in the retail method calculation are certain significant judgments and estimates including, among others, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. An increase or decrease in the inventory shrink estimate of 10% would not have a material impact on the Company’s results of operations. Management believes this inventory valuation method is appropriate since it preserves the cost-to-retail relationship in ending inventory.
Property and Equipment
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings, the lesser of ten years or the life of the lease for leasehold improvements and three to ten years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flow.
Income Taxes
Income taxes are calculated in accordance with SFAS No. 109, ”Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance has been provided for losses related to the start-up costs associated with operations in foreign countries. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

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
Foreign Currency Translation
Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
Contingencies
In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required. The Company accrues for its legal obligations for outstanding bills, expected defense costs and, if appropriate, settlements. Accruals are made for personnel, general litigation and intellectual property cases.
Equity Compensation Expense
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
Effective January 29, 2006, the Company adopted the provisions of SFAS No.123(R) which requires stock options to be accounted for under the fair value method and requires the use of an option-pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

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
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 4 of the Notes to the Consolidated Financial Statements, “Share Based Compensation,” being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. An analysis of the impact of this interpretation is not yet complete; however, the Company expects to record an adjustment to reduce opening retained earnings in the first quarter of Fiscal 2007 by an amount which is not material to its financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 was effective for the Company on February 3, 2007. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.
In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.

In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which primarily consist of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and have maturities ranging from three months to forty years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account, none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For Fiscal 2006, there were no realized gains or losses, and as of February 3, 2007, net unrealized holding losses were approximately $0.7 million.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days. Failed auctions rarely occur. As of February 3, 2007, the Company held approximately $447.8 million in available-for-sale securities classified as marketable securities.
The Company does not enter into financial instruments for trading purposes.
The Company established an irrevocable rabbi trust during the third quarter of Fiscal 2006, the purpose is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 3, 2007, total assets related to the Rabbi Trust were $33.5 million, which included $18.3 million of available-for-sale securities and $15.3 million related to the cash surrender value of trust owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force 97-14 (“EITF 97-14”) and recorded at fair value in other assets on the Consolidated Balance Sheet and were restricted as to their use as noted above.
As of February 3, 2007 the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company has exposure to adverse changes in exchange rates associated with revenues and operating expenses of foreign operations, which are denominated in Euros, Canadian Dollars and British Pounds, but believes this exposure is immaterial to the Company’s consolidated financial statements.
The Company’s market risk profile as of February 3, 2007 has not significantly changed since January 28, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)

	2006 *	2005	2004
NET SALES	$3,318,158	$2,784,711	$2,021,253
Cost of Goods Sold	1,109,152	933,295	680,029

GROSS PROFIT	2,209,006	1,851,416	1,341,224
Stores and Distribution Expense	1,187,071	1,000,755	738,244
Marketing, General & Administrative Expense	373,828	313,457	259,835
Other Operating Income, Net	(9,983)	(5,534)	(4,490)

OPERATING INCOME	658,090	542,738	347,635
Interest Income, Net	(13,896)	(6,674)	(5,218)

INCOME BEFORE INCOME TAXES	671,986	549,412	352,853
Provision for Income Taxes	249,800	215,426	136,477

NET INCOME	$422,186	$333,986	$216,376

NET INCOME PER SHARE:
BASIC	$4.79	$3.83	$2.33

DILUTED	$4.59	$3.66	$2.28

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,052	87,161	92,777

DILUTED	92,010	91,221	95,110

DIVIDENDS DECLARED PER SHARE	$0.70	$0.60	$0.50

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$(239)	$(78)	—
Unrealized Gains (Losses) on Marketable Securities, net of taxes of $20 and $0 for Fiscal 2006 and Fiscal 2005, respectively	41	(718)	—

Other Comprehensive Loss	$(198)	$(796)	—

COMPREHENSIVE INCOME	$421,988	$333,190	$216,376

*	Fiscal 2006 is a fifty-three week year.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED BALANCE SHEETS
(Thousands, except share amounts)

	February 3,	January 28,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$81,959	$50,687
Marketable Securities	447,793	411,167
Receivables	43,240	41,855
Inventories	427,447	362,536
Deferred Income Taxes	33,170	29,654
Other Current Assets	58,469	51,185

TOTAL CURRENT ASSETS	1,092,078	947,084

PROPERTY AND EQUIPMENT, NET	1,092,282	813,603

OTHER ASSETS	63,707	29,031

TOTAL ASSETS	$2,248,067	$1,789,718

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$100,919	$86,572
Outstanding Checks	27,391	58,741
Accrued Expenses	260,219	215,034
Deferred Lease Credits	35,423	31,727
Income Taxes Payable	86,675	99,480

TOTAL CURRENT LIABILITIES	510,627	491,554

LONG TERM LIABILITIES:
Deferred Income Taxes	30,394	38,496
Deferred Lease Credits	203,943	191,225
Commitments	—	—
Other Liabilities	97,806	73,326

TOTAL LONG TERM LIABILITIES	332,143	303,047

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at February 3, 2007 and January 28, 2006, respectively	1,033	1,033
Paid-In Capital	289,732	229,261
Retained Earnings	1,646,290	1,290,208
Accumulated Other Comprehensive Income	(994)	(796)
Deferred Compensation	—	26,206

Treasury Stock, at Average Cost 14,999,945 and 15,573,789 shares at February 3, 2007 and January 28, 2006, respectively	(530,764)	(550,795)

TOTAL SHAREHOLDERS’ EQUITY	1,405,297	995,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,248,067	$1,789,718

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Thousands)
	Common Stock					Other	Treasury Stock		Total
	Shares		Paid-In	Retained	Deferred	Comprehensive		At Average	Shareholders’
	Outstanding	Par Value	Capital	Earnings	Compensation	Income	Shares	Cost	Equity
Balance, January 31, 2004	94,607	$1,033	$159,244	$885,980	$6,265	$—	8,692	$(194,758)	$857,764
Purchase of Treasury Stock	(11,151)	—	—	—	—	—	11,151	(434,658)	(434,658)
Net Income	—	—	—	216,376	—	—	—	—	216,376
Restricted Stock Unit Issuance	24	—	—	108	(1,578)	—	(24)	542	(928)
Restricted Stock Unit Expense	—	—	—	—	10,361	—	—	—	10,361
Stock Option Exercises	2,556		—	(16,304)	—	—	(2,556)	65,845	49,541
Dividends ($0.50 per share)	—	—	—	(46,438)	—	—	—	—	(46,438)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	17,308	—	—	—	—	—	17,308
Balance, January 29, 2005	86,036	$1,033	$176,552	$1,039,722	$15,048	$—	17,263	$(563,029)	$669,326

Purchase of Treasury Stock	(1,765)	—	—	—	—	—	1,765	(103,296)	(103,296)
Net Income	—	—	—	333,986	—	—	—	—	333,986
Restricted Stock Unit Issuance	166	—	—	(4,297)	(12,966)	—	(166)	5,650	(11,613)
Restricted Stock Unit Expense	—	—	—	—	24,124	—	—	—	24,124
Stock Option Exercises	3,289	—	—	(26,985)	—	—	(3,289)	109,880	82,895
Dividends ($0.60 per share)	—	—	—	(52,218)	—	—	—	—	(52,218)
Unrealized Gains (Losses) on Marketable Securities	—	—	—	—	—	(718)	—	—	(718)
Cumulative Foreign Currency Translation Adjustments	—	—	—	—	—	(78)	—	—	(78)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	52,709	—	—	—	—	—	52,709
Balance, January 28, 2006	87,726	$1,033	$229,261	$1,290,208	$26,206	$(796)	15,574	$(550,795)	$995,117

Deferred Compensation Reclassification	—	—	26,206	—	(26,206)	—	—	—	—
Net Income	—	—	—	422,186	—	—	—	—	422,186
Restricted Stock Unit Issuance	145	—	(7,710)	(1,011)	—	—	(145)	4,302	(4,419)
Restricted Stock Unit Expense	—	—	19,964	—	—	—	—	—	19,964
Stock Option Exercises	429	—	1,384	(3,470)	—	—	(429)	15,729	13,643
Stock Option Expense	—	—	15,155	—	—	—	—	—	15,155
Dividends ($0.70 per share)	—	—	—	(61,623)	—	—	—	—	(61,623)
Unrealized Gains (Losses) on Marketable Securities	—	—	—	—	—	41	—	—	41
Cumulative Foreign Currency Translation Adjustments	—	—	—	—	—	(239)	—	—	(239)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	5,472	—	—	—	—	—	5,472

Balance, February 3, 2007	88,300	$1,033	$289,732	$1,646,290	$—	$(994)	15,000	$(530,764)	$1,405,297

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Thousands)
	2006*	2005	2004
OPERATING ACTIVITIES:
Net Income	$422,186	$333,986	$216,376

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	146,156	124,206	105,814
Amortization of Deferred Lease Credits	(34,485)	(32,527)	(32,794)
Share-Based Compensation	35,119	24,124	10,372
Tax Benefit from Share-Based Compensation	5,472	52,709	17,308
Excess Tax Benefit from Share-Based Compensation	(3,382)	—	—
Deferred Taxes	(11,638)	(2,099)	3,942
Non-Cash Charge for Asset Impairment	298	272	1,190
Loss on Disposal of Assets	6,261	7,386	4,664
Lessor Construction Allowances	49,387	42,336	55,009
Changes in Assets and Liabilities:
Inventories	(61,940)	(146,314)	(34,445)
Accounts Payable and Accrued Expenses	24,579	(2,912)	99,388
Income Taxes	(12,805)	43,893	1,659
Other Assets and Liabilities	16,963	8,530	(24,699)

NET CASH PROVIDED BY OPERATING ACTIVITIES	582,171	453,590	423,784

INVESTING ACTIVITIES:
Capital Expenditures	(403,476)	(256,422)	(185,065)
Purchases of Trust Owned Life Insurance Policies	(15,258)	—	—
Purchases of Marketable Securities	(1,459,835)	(1,016,986)	(4,314,070)
Proceeds from Sales of Marketable Securities	1,404,805	605,101	4,778,770

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(473,764)	(668,307)	279,635

FINANCING ACTIVITIES:
Dividends Paid	(61,623)	(52,218)	(46,438)
Change in Outstanding Checks and Other	(31,770)	8,467	19,383
Proceeds from Share-Based Compensation	12,876	73,716	49,948
Excess Tax Benefit from Share-Based Compensation	3,382	—	—
Purchase of Treasury Stock	—	(103,296)	(434,658)

NET CASH USED FOR FINANCING ACTIVITIES	(77,135)	(73,331)	(411,765)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	31,272	(288,048)	291,654
Cash and Equivalents, Beginning of Year	50,687	338,735	47,081

CASH AND EQUIVALENTS, END OF YEAR	$81,959	$50,687	$338,735

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$28,455	$3,754	($15,513)

*	Fiscal 2006 is a fifty-three week year.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of high-quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.
The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, A&F and its wholly-owned subsidiaries and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2006” represent the results of the 53-week fiscal year ended February 3, 2007; to “Fiscal 2005” represent the 52-week fiscal year ended January 28, 2006; and to “Fiscal 2004” represent the 52-week fiscal year ended January 29, 2005. In addition, all references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008.
RECLASSIFICATIONS
Certain amounts have been reclassified to conform with the current year presentation. The Company periodically acquires shares of its Class A Common Stock, par value $0.01 per share (“Common Stock”) under various Board of Directors authorized share buy-back plans. The shares acquired are held as treasury stock and are not retired. The Company utilizes the treasury stock when issuing shares for stock option exercises and restricted stock unit vestings. In accordance with the Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” “gains” on sales of treasury stock not previously accounted for as constructively retired should be credited to paid-in capital; “losses” may be charged to paid-in capital to the extent of previous net “gains” from sales or retirements of the same class of stock, otherwise to retained earnings. On the Consolidated Balance Sheet for the year ended January 28, 2006, the Company reclassified cumulative treasury stock “losses” of $67.6 million to retained earnings that were previously netted against paid-in capital. On the Consolidated Statements of Shareholders’ Equity for the year ended January 31, 2004, the Company reclassified cumulative treasury stock “losses” of $20.1 million to retained earnings that were previously netted against paid-in capital. In addition, on the Consolidated Statements of Shareholders’ Equity for the years ended January 29, 2005 and January 28, 2006, the Company reclassified treasury stock “losses” of $16.2 million and $31.3 million, respectively, to retained earnings that were previously netted against paid-in capital. Amounts reclassified did not have an effect on the Company’s results of operations or Consolidated Statements of Cash Flows.

SEGMENT REPORTING
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company determined its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company, Abercrombie & Fitch, abercrombie, Hollister and RUEHL, have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international sales in Fiscal 2006 were not material and are not reported separately from domestic revenues.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
CASH AND EQUIVALENTS
Cash and equivalents include amounts on deposit with financial institutions and investments with original maturities of less than 90 days. Outstanding checks at year-end are reclassified in the balance sheet from cash to be reflected as liabilities.
INVESTMENTS
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At February 3, 2007, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value based on the market, with maturities that could range from one month to 40 years.
The Company began investing in municipal notes and bonds during Fiscal 2005. These investments have early redemption provisions at predetermined prices. For the fiscal years ended February 3, 2007 and January 28, 2006, there were no realized gains or losses. Net unrealized holding losses were approximately $0.7 million for both the fiscal years ended February 3, 2007 and January 28, 2006.
For the Company’s investments in auction rate securities, the interest rates reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.

The Company held approximately $447.8 million and $411.2 million in marketable securities as of February 3, 2007 and January 28, 2006, respectively.
As of February 3, 2007 and January 28, 2006, approximately $346.1 million and $285.4 million, respectively, of marketable securities were invested in auction rate securities. As of February 3, 2007 and January 28, 2006, approximately $97.1 million and $120.8 million, respectively, of marketable securities were invested in municipal notes and bonds. As of February 3, 2007 and January 28, 2006, approximately $4.6 millions and $5.0 million, respectively, of the marketable securities were invested in dividend received deduction.
The Company established an irrevocable rabbi trust during the third quarter of Fiscal 2006, the purpose is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 3, 2007, total assets related to the Rabbi Trust were $33.5 million, which included $18.3 million of available-for-sale securities and $15.3 million related to the cash surrender value of trust owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force 97-14 (“EITF 97-14”) and recorded at fair value in other assets on the Consolidated Balance Sheet and were restricted as to their use as noted above.
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
The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.
The markdown reserve was $6.8 million, $10.0 million and $6.6 million at February 3, 2007, January 28, 2006 and January 29, 2005, respectively. The shrink reserve was $7.7 million, $3.8 million and $2.9 million at February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

STORE SUPPLIES
The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. This policy approximates the expense that would have been recognized under generally accepted accounting principles (“GAAP”). Store supply categories are classified as current or non-current based on their estimated useful lives. Packaging is expensed as used. Current store supplies were $20.0 million and $16.1 million at February 3, 2007 and January 28, 2006, respectively. Non-current store supplies were $20.6 million at both February 3, 2007 and January 28, 2006.
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
Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company incurred impairment charges of approximately $0.3 million for both Fiscal 2006 and Fiscal 2005.
INCOME TAXES
Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance has been provided for losses related to the start-up costs associated with operations in foreign countries. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

FOREIGN CURRENCY TRANSLATION
Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
CONTINGENCIES
In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which require management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required. The Company accrues for its legal obligations for outstanding bills, expected defense costs and, if appropriate, settlements. Accruals are made for personnel, general litigation and intellectual property.
SHAREHOLDERS’ EQUITY
At February 3, 2007 and January 28, 2006, there were 150 million shares of $.01 par value Class A Common Stock authorized, of which 88.3 million and 87.7 million shares were outstanding at February 3, 2007 and January 28, 2006, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at February 3, 2007 or January 28, 2006. In addition, 15 million shares of $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 15 of the Notes to Consolidated Financial Statements for information about Preferred Stock Purchase Rights.
Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.
REVENUE RECOGNITION
The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $8.9 million, $8.2 million and $6.7 million of February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and at these times recognizes the remaining balance as other operating income. At February 3, 2007 and January 28, 2006, the gift card liability on the Company’s Consolidated Balance Sheet was $65.0 million and $53.2 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2006, Fiscal 2005 and Fiscal 2004, the Company recognized other operating income for adjustments to the gift card liability of $5.2 million, $2.4 million and $4.3 million, respectively.
The Company does not include tax amounts collected as part of the sales transaction in its net sales results.
COST OF GOODS SOLD
Cost of goods sold includes among others, cost of merchandise, markdowns, inventory shrink and valuation reserves and freight expenses.
STORES AND DISTRIBUTION EXPENSE
Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions and direct-to-consumer and DC expenses.
MARKETING, GENERAL & ADMINISTRATIVE EXPENSE
Marketing, general and administrative expense includes photography and media ads, store marketing, home office payroll, except for those departments included in stores and distribution expense, information technology, outside services such as legal and consulting, relocation and employment and travel expenses.
OTHER OPERATING INCOME, NET
Other operating income consists primarily of gift card balances whose likelihood of redemption has been determined to be remote and are therefore recognized as income. Other operating income in Fiscal 2006 also included non-recurring benefits from insurance reimbursements received for fire and Hurricane Katrina damage.

CATALOGUE AND ADVERTISING COSTS
Catalogue costs consist primarily of catalogue production and mailing costs and are expensed as incurred as a component of “Stores and Distribution Expense.” Advertising costs consist of in-store photographs and advertising in selected national publications and billboards and are expensed as part of “Marketing, General and Administrative Expense” when the photographs or publications first appear. Catalogue and advertising costs, which include photo shoot costs, amounted to $39.3 million in Fiscal 2006, $36.8 million in Fiscal 2005 and $33.8 million in Fiscal 2004.
OPERATING LEASES
The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.
For construction allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statement of net income and comprehensive income over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statement of net income and comprehensive income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for intended use.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The recorded values of current assets and current liabilities, including receivables, marketable securities, other assets and accounts payable, approximate fair value due to the short maturity and because the average interest rate approximates current market origination rates.

EARNINGS PER SHARE
Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of common stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	2006	2005	2004
Shares of Class A Common Stock issued	103,300	103,300	103,300
Treasury shares outstanding	(15,248)	(16,139)	(10,523)

Basic shares outstanding	88,052	87,161	92,777

Dilutive effect of options and restricted shares	3,958	4,060	2,333

Diluted shares outstanding	92,010	91,221	95,110

Options to purchase 0.1 million, 0.2 million and 5.2 million shares of Class A Common Stock were outstanding for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively, but were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.
SHARE-BASED COMPENSATION
See Note 4 of the Notes to Consolidated Financial Statements.
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
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. An analysis of the impact of this interpretation is not yet complete; however, the Company expects to record an adjustment to reduce opening retained earnings in the first quarter of Fiscal 2007 by an amount which is not material to its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 was effective for the Company for Fiscal 2006. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.
In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 157.
In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.
4. SHARE-BASED COMPENSATION
Background
On January 29, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation to be measured based on estimated fair values at the date of grant using an option-pricing model. Previously, the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, for which no expense was recognized for stock options if the exercise price was equal to the market value of the underlying Common Stock on the date of grant, and if the Company provided the required pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires share-based compensation to be recognized for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in these financial statements has not been restated to reflect the fair value method of expensing stock options. Under the modified prospective method, compensation expense recognized for the fifty-three weeks ended February 3, 2007 includes compensation expense for: a) all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and b) all share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Financial Statement Impact
Total share-based compensation expense recognized under SFAS No. 123(R) was $35.1 million for the fifty-three week period ended February 3, 2007. Share-based compensation expense of $24.1 million and $10.4 million was recognized for the fifty-two week periods ended January 28, 2006 and January 29, 2005, under APB 25.
The Company also realized $5.5 million, $52.7 million and $17.3 million in cash tax benefits for the fifty-three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively, related to stock option exercises and restricted stock issuances.
The following table summarizes the incremental effect of the adoption of SFAS No. 123(R) to the Company’s consolidated financial statements for the fifty-three weeks ended February 3, 2007:

Fifty-Three
Weeks Ended
(Thousands, except per share amounts)	February 3, 2007
Stores and distribution expense	$463
Marketing, general and administrative expense	13,627

Operating income	14,090

Provision for income taxes	(4,210)

Net income	$9,880

Net income per basic share	$0.11
Net income per diluted share	$0.11

Net cash used for operating activities	$(3,382)
Net cash provided by financing activities	$3,382

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and net income per share for the fifty-two weeks ended January 28, 2006 and January 29, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s share-based compensation plans prior to January 29, 2006:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
(Thousands, except per share amounts)	January 28, 2006	January 29, 2005
Net income:
As reported	$333,986	$216,376

Share-based compensation expense included in reported net income, net of tax(1)	14,716	6,358

Share-based compensation expense determined under fair value based method, net of tax	(36,689)	(27,720)

Pro forma	$312,013	$195,014

Net income per basic share:
As reported	$3.83	$2.33
Pro forma	$3.58	$2.10

Net income per diluted share:
As reported	$3.66	$2.28
Pro forma	$3.38	$2.05

(1)	Includes share-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented using the intrinsic value method.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight line basis. The Company adjusts share-based compensation on a quarterly basis for actual forfeitures and on a periodic basis for changes to the estimate of expected forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during the fifty-three week period ended February 3, 2007 was immaterial.
Upon adoption of SFAS No. 123(R), the Company began presenting the deferred compensation for share-based compensation in the Condensed Consolidated Balance Sheet as part of paid-in capital and the related tax benefit in paid-in capital. Additionally, the Company began presenting the excess tax benefit in the Consolidated Statement of Cash Flows as part of the financing activities. Prior to adoption of SFAS No. 123(R), the deferred compensation was presented in the Condensed Consolidated Balance Sheet as deferred compensation and the related tax benefit was presented in the Condensed Consolidated Statement of Cash Flows in operating activities.
Plans
As of February 3, 2007, the Company had two primary share-based compensation plans, the 2002 Stock Plan for Associates (the “2002 Plan”) and the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which it grants stock options and restricted stock units to its associates and non-associate board members. The Company also has three other share-based compensation plans under which it granted stock options and restricted stock units to its associates and non-associate Board members in prior years.
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
The Company issues shares for stock option exercises and restricted stock unit vestings from treasury stock. As of February 3, 2007, the Company had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional stock.
Fair Value Estimates
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical experience. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.

The weighted-average estimated fair values of stock options granted during the fifty-three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Fifty-Three Weeks		Fifty-Two Weeks	Fifty-Two Weeks
	Ended		Ended	Ended
	February 3, 2007		January 28, 2006	January 29, 2005
	Executive	Other	Executive Officers and	Executive Officers and
	Officers	Associates	Other Associates	Other Associates
Exercise price	$58.22	$58.12	$60.10	$36.49

Fair value	$24.92	$20.69	$23.01	$14.56

Assumptions:

Price volatility	47%	42%	47%	56%
Expected term (Years)	5	4	4	4
Risk-free interest rate	4.9%	4.9%	4.0%	3.2%
Dividend yield	1.2%	1.2%	1.1%	1.3%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of issuance adjusted for anticipated dividend payments during the vesting period.
Stock Option Activity
Below is the summary of stock option activity for Fiscal 2006:

	Fifty-Three Weeks Ended February 3, 2007
				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at January 29, 2006	9,060,831	$37.18
Granted	411,300	58.16
Exercised	(440,457)	31.74
Forfeited or expired	(226,950)	53.18

Outstanding at February 3, 2007	8,804,724	$38.07	$375,970,520	3.7

Options expected to vest at February 3, 2007	625,242	$54.92	$16,162,506	8.4

Options exercisable at February 3, 2007	8,136,922	$36.67	$358,856,161	3.4

The total intrinsic value of stock options exercised during the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006 and January 29, 2005 was $15.2 million, $139.9 million and $46.8 million, respectively.
The total fair value of stock options vested during the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006 and January 29, 2005 was $29.5 million, $31.4 million and $31.0 million, respectively.
As of February 3, 2007, there was $11.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Unit Activity
A summary of the status of the Company’s restricted stock units as of February 3, 2007 and changes during the fifty-three week period ended February 3, 2007 were as follows:

		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 29, 2006	1,856,847	$36.54
Granted	603,882	$58.73
Vested	(204,430)	$42.08
Forfeited	(212,843)	$54.67

Non-vested at February 3, 2007	2,043,456	$40.65

The total fair value of restricted stock units granted during the fifty-three weeks ended February 3, 2007 and fifty-two weeks ended January 28, 2006 and January 29, 2005 was $35.5 million, $36.3 million and $16.0 million, respectively.
The total fair value of restricted stock units vested during the fifty-three weeks ended February 3, 2007 and fifty-two weeks ended January 28, 2006 and January 29, 2005 was $8.6 million, $5.0 million and $1.0 million, respectively.
As of February 3, 2007, there was $46.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (thousands):

	2006	2005
Land	$32,291	$15,985
Building	181,111	117,398
Furniture, fixtures and equipment	568,564	444,540
Leasehold improvements	754,224	625,732
Construction in progress	122,695	79,480
Other	10,168	3,248

Total	$1,669,053	$1,286,383

Less: Accumulated depreciation and amortization	576,771	472,780

Property and equipment, net	$1,092,282	$813,603

6.	DEFERRED LEASE CREDITS, NET

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are reclassified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (thousands):

	2006	2005
Deferred lease credits	$423,390	$376,460
Amortized deferred lease credits	(184,024)	(153,508)

Total deferred lease credits, net	$239,366	$222,952

7.	LEASED FACILITIES AND COMMITMENTS

Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

A summary of rent expense follows (thousands):

	2006*	2005	2004
Store rent:
Fixed minimum	$196,690	$170,009	$141,450
Contingent	20,192	16,178	6,932

Total store rent	216,882	186,187	148,382

Buildings, equipment and other	5,646	3,241	1,663

Total rent expense	$222,528	$189,428	$150,045

*	Fiscal 2006 is a fifty-three week year.
     At February 3, 2007, the Company was committed to non-cancelable leases with remaining terms of one to 15 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2007	$215,499
Fiscal 2008	$215,670
Fiscal 2009	$206,830
Fiscal 2010	$195,007
Fiscal 2011	$178,448

Thereafter	$660,227
8.	ACCRUED EXPENSES

Accrued expenses included gift card liabilities of $65.0 million and construction in progress of $48.0 million at February 3, 2007. Accrued expenses included gift card liabilities of $53.2 million and construction in progress of $19.5 million at January 28, 2006.

9.	OTHER LIABILITIES

Other liabilities included straight-line rent of $45.8 million and $38.8 million at February 3, 2007 and January 28, 2006, respectively.

10.	INCOME TAXES

The provision for income taxes consisted of (thousands):

	2006*	2005	2004
Currently Payable:
Federal	$236,553	$184,884	$112,537
State	24,885	32,641	19,998

	$261,438	$217,525	$132,535

Deferred:
Federal	$(10,271)	$(5,980)	$2,684
State	(1,367)	3,881	1,258

	$(11,638)	$(2,099)	$3,942

Total provision	$249,800	$215,426	$136,477

*	Fiscal 2006 is a fifty-three week year.
     A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%

State income tax, net of federal income tax effect	2.3	4.3	3.9
Other items, net	(0.1)	(0.1)	(0.2)

Total	37.2%	39.2%	38.7%

Amounts paid directly to taxing authorities were $272.0 million, $122.0 million and $114.0 million in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (thousands):

	2006*	2005
Deferred tax assets:
Deferred compensation	$37,725	$24,046
Rent	76,890	88,399
Accrued expenses	15,003	14,317
Inventory	5,642	3,982
Foreign net operation losses	2,709	—
Valuation allowance on foreign net operation losses	(2,709)	—

Total deferred tax assets	$135,260	$130,744

Deferred tax liabilities:
Store supplies	$(11,578)	$(10,851)
Property and equipment	(120,906)	(128,735)

Total deferred tax liabilities	$(132,484)	$(139,586)

Net deferred income tax liabilities	$2,776	$(8,842)

*	Fiscal 2006 is a fifty-three week year.
At February 3, 2007, the Company had foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. A portion of these net operating losses begin expiring in the year 2012, and some have an indefinite carryforward period. The Company has established a valuation allowance to reflect the uncertainty of realizing the benefits of these net operating losses in foreign jurisdictions. No other valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

11.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leveraged total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $53.7 million and $45.1 million were outstanding under the Amended Credit Agreement on February 3, 2007 and January 28, 2006, respectively. No borrowings were outstanding under the Amended Credit Agreement on February 3, 2007 or on January 28, 2006.

12.	RELATED PARTY TRANSACTIONS

There were no material related party transactions in Fiscal 2006. Shahid & Company, Inc. has provided advertising and design services for the Company since 1995. Sam N. Shahid, Jr., who served on A&F’s Board of Directors until June 15, 2005, has been President and Creative Director of Shahid & Company, Inc. since 1993. Fees paid to Shahid & Company, Inc. for services provided during his tenure as a Director in Fiscal 2005 and Fiscal 2004 were approximately $0.9 million and $2.1 million respectively. These amounts do not include reimbursements to Shahid & Company, Inc. for expenses incurred while performing these services.

13.	RETIREMENT BENEFITS

The Company maintains the Abercombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with a 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan. Participation in this plan is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of these plans was $15.0 million in Fiscal 2006, $10.5 million in Fiscal 2005 and $9.9 million in Fiscal 2004.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Amended and Restated Employment Agreement, dated as of August 15, 2005, between the Company and its CEO. The cost of this plan was $6.6 million in Fiscal 2006, $2.5 million in Fiscal 2005 and $1.9 million in Fiscal 2004.

The Company established the rabbi trust during the third quarter of Fiscal 2006, the purpose is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 3, 2007, total assets related to the Rabbi Trust were $33.5 million, which included $18.3 million of available-for-sale securities and $15.3 million related to the cash surrender value of trust owned life insurance policies.

14.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

The Company previously reported that it was aware of 20 actions that had been filed against it and certain of its current and former officers and directors on behalf of a purported class of shareholders who purchased A&F’s Common Stock between October 8, 1999 and October 13, 1999. These actions originally were filed in the United States District Courts for the Southern District of New York and the Southern District of Ohio, Eastern Division, alleging violations of the federal securities laws and seeking unspecified damages, and were later transferred to the Southern District of New York for consolidated pretrial proceedings under the caption In re Abercrombie & Fitch Securities Litigation. The parties have reached a settlement of these matters. According to the terms of the settlement, the Company’s insurance company, on behalf of the defendants, has paid $6.1 million into a settlement fund in full consideration for the settlement and release of all claims that were asserted or could have been asserted in the action by the plaintiffs and the other members of the settlement class. The settlement will not have a material effect on the Company’s financial statements. The judge who was presiding over the cases, after notice to the settlement class and a hearing held on January 31, 2007, determined that the proposed settlement was fair, reasonable and adequate and approved the settlement as final and binding.

The Company has been named as a defendant in five class action lawsuits (as described in more detail below) regarding overtime compensation. Four of the cases were previously reported. Of these four, one was dismissed and not appealed, another was dismissed and unsuccessfully appealed, the parties have tentatively agreed to a settlement of a third and a fourth remains pending. In addition, a fifth class action has been filed against the Company involving overtime compensation. In each overtime compensation action, the plaintiffs, on behalf of their respective purported class, seek injunctive relief and unspecified amounts of economic and liquidated damages.

In Melissa Mitchell, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., which was filed on June 13, 2003 in the United States District Court for the Southern District of Ohio, the plaintiffs allege that assistant managers and store managers were not paid overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and Ohio law. On March 31, 2006, the Court issued an order granting defendants’ motions for summary judgment on all of the claims of each of the three plaintiffs. All three plaintiffs filed a Notice of Appeal to the Sixth Circuit Court of Appeals on April 28, 2006. The matter was fully briefed on October 26, 2006. Oral arguments before the Sixth Circuit Court of Appeals were held on March 15, 2007, and on March 29, 2007, that court affirmed the summary judgment in favor of the Company.

In Eltrich v. Abercrombie & Fitch Stores, Inc., which was filed on November 22, 2005 in the Washington Superior Court of King County, the plaintiff alleges that store managers, assistant managers and managers in training were misclassified as exempt from the overtime compensation requirements of the State of Washington, and improperly denied overtime compensation. The complaint seeks relief on a class-wide basis for unpaid overtime compensation, liquidated damages, attorneys’ fees and costs and injunctive relief. The defendant filed an answer to the complaint on or about January 27, 2006. The defendant filed a motion for summary judgment as to all of Eltrich’s claims on July 5, 2006. The court granted the motion for summary judgment to Eltrich’s individual claims on October 6, 2006, dismissing Eltrich’s individual claims with prejudice. On October 31, 2006, the court dismissed the claims of putative class members without prejudice. Eltrich did not appeal and, accordingly, this case is terminated.

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

Mitchell Green, et al. v. Abercrombie & Fitch Co., Abercrombie & Fitch Stores, Inc. and Abercrombie & Fitch Trading Co., was filed in the United States District Court for the Southern District of New York on November 2, 2006. Five plaintiffs allege, on behalf of a putative class of nation-wide loss prevention agents employed by the Company, that they were entitled to receive overtime pay as “non-exempt” employees under the FLSA and New York wage and hour laws. The complaint seeks injunctive relief, unpaid overtime compensation, liquidated damages, interest, and attorneys’ fees and costs. The parties have tentatively agreed to a settlement which will not have a material effect on the financial statements.

Edrik Diaz v. Abercrombie & Fitch Stores, Inc. was filed in the United States District Court for the Southern District of Florida on February 8, 2007. Diaz alleges, on behalf of a putative class of managers in training and assistant managers, that the Company did not properly pay overtime compensation. The complaint seeks liquidated damages, interest, and attorneys’ fees and costs.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that complaint. The motion has been fully briefed and is pending.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F has filed a motion to stay the consolidated federal derivative case and that motion has been granted. The state court action has also been stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. A&F has advised both the federal and state courts in which the derivative actions are pending, that it believes the derivative cases should be stayed until the pending motion to dismiss the related consolidated securities cases has been finally decided, as described in the preceding paragraph.

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel are cooperating fully with the SEC.

Management intends to defend the aforesaid matters vigorously, as appropriate. Management is unable to assess the potential exposure of the aforesaid matters. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims.

15.	PREFERRED STOCK PURCHASE RIGHTS

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

The Rights initially will be attached to the shares of Common Stock. The Rights will separate from the Common Stock after a Distribution Date occurs. The “Distribution Date” generally means the earlier of (i) the close of business on the 10th day after the date (the “Share Acquisition Date”) of the first public announcement that a person or group (other than A&F or any of A&F’s subsidiaries or any employee benefit plan of A&F or of any of A&F’s subsidiaries) has acquired beneficial ownership of 20% or more of A&F’s outstanding shares of Common Stock (an “Acquiring Person”) or (ii) the close of business on the 10th business day (or such later date as A&F’s Board of Directors may designate before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date. After the Distribution Date, each whole Right may be exercised to purchase, at an initial exercise price of $250, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock.

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

Rights holders have no rights as a shareholder of A&F, including the right to vote and to receive dividends.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2006 and Fiscal 2005 follow (thousands, except per share amounts):

Fiscal 2006 Quarter	First	Second	Third	Fourth*
Net sales	$657,271	$658,696	$863,448	$1,138,743
Gross profit	$429,915	$455,258	$568,198	$755,635
Operating income	$83,985	$102,429	$162,841	$308,834
Net income	$56,240	$65,722	$102,031	$198,192
Net income per basic share	$0.64	$0.75	$1.16	$2.25
Net income per diluted share	$0.62	$0.72	$1.11	$2.14

*	Fourth Quarter Fiscal 2006 is a fourteen week quarter.

Fiscal 2005 Quarter	First	Second	Third	Fourth
Net sales	$546,810	$571,591	$704,918	$961,392
Gross profit	$357,252	$389,660	$465,086	$639,418
Operating income	$68,289	$91,087	$115,874	$267,488
Net income	$40,359	$57,401	$71,600	$164,626
Net income per basic share	$0.47	$0.66	$0.81	$1.88
Net income per diluted share	$0.45	$0.63	$0.79	$1.80

17.	SUBSEQUENT EVENT

As of March 29, 2007, the Company repurchased approximately 1.0 million shares of its outstanding Common Stock having a value of approximately $79.0 million pursuant to the Board of Directors authorization.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Abercrombie & Fitch Co.:
We have completed integrated audits of Abercrombie & Fitch Co.’s consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 4 to the consolidated financial statements, effective January 29, 2006, the Company changed the manner in which it accounts for share-based compensation.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 30, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended February 3, 2007. The Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 3, 2007, the end of the period covered by this Form 10-K.
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
Management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of February 3, 2007, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended February 3, 2007 that materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007 and from the text under the caption “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.
Code of Business Conduct
Information concerning the Company’s Code of Business Conduct is incorporated by reference from the text under the caption “Election of Directors – Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.
Audit Committee
Information concerning the Company’s Audit Committee is incorporated by reference from the text under the caption “Election of Directors – Committees of the Board” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 13, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is incorporated by reference from the text under the captions “Executive Compensation”, “Election of Directors – Compensation of Directors”, “Election of Directors – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.
Information concerning equity compensation plans is incorporated by reference from Item 5 in Part I of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information concerning certain relationships and related transactions involving the Company and certain others is incorporated by reference from the text under the captions “Election of Directors – Compensation of Directors” and “Election of Directors – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information concerning the Company’s pre-approval policy and services rendered by the Company’s principal independent auditors is incorporated by reference from the text under captions “Audit Committee Matters – Pre-Approval Policy” and “– Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Consolidated Statements of Net Income and Comprehensive Income for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Notes to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules:

All schedules are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 001-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 001-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, National City Bank, JPMorgan Chase Bank, N.A., National City Bank and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.3	First Amendment, dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

4.4	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.5	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.6	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.7	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

*10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2002 (File No. 001-12107).

*10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).

*10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.5	Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated February 11, 2003 and filed February 12, 2003 (File No. 001-12107).

*10.6	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.7	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.8	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.9	Employment Agreement, entered into as of May 17, 2004, by and between A&F and Robert S. Singer, including as Exhibit A thereto the Supplemental Executive Retirement Plan II (Robert S. Singer), effective May 17, 2004, incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

*10.10	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.11	Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.12	Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.13	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.14	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.15	Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.16	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.17	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.18	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.19	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.20	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.21	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.22	Letter providing terms of offer of employment, executed by A&F on October 20, 2004 and accepted by Thomas D. Mendenhall on October 22, 2004, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.23	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).

*10.24	Amendment to Employment Agreement, entered into as of April 11, 2005, by A&F and Robert Singer, amending the Employment Agreement entered into as of May 17, 2004, incorporated herein by reference to Exhibit 10.26 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (File No. 001-12107).

*10.25	Employment Separation Agreement, executed by A&F on February 17, 2005, and by Carole Kerner on February 7, 2005, incorporated herein by reference to Exhibit 10.27 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (File No. 001-12107).

*10.26	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

*10.27	Form of Stock Option Agreement (Nonstatutory Stock Option) under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.28	Form of Restricted Stock Unit Award Agreement for Employees under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.29	Amended Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 28, 2004 (File No. 001-12107).

*10.30	Amended and Restated Employment Agreement, entered into by A&F and Michael S. Jeffries as of August 15, 2005, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).

*10.31	Separation Agreement, executed by A&F and Robert Singer on August 31, 2005, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 31, 2005 (File No. 001-12107).

*10.32	Summary of Compensation Structure for Non-Employee Members and Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 – “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 10-K dated and filed August 15, 2005 (File No. 001-12107).

*10.33	Form of Stock Option Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006.

*10.34	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006.

*10.35	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006.

*10.36	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006.

10.37	Stipulation of Settlement dated April 8, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

10.38	Supplemental Stipulation of Settlement dated June 1, 2005 regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

*10.39	Separation Agreement executed by A&F and John Lough, dated as of August 1, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 7, 2006 (File No. 001-12107).

*10.40	Separation Agreement executed by A&F and Thomas Mendenhall, dated as of October 16, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 16, 2006 (File No. 001-12107).

10.41	Trust Agreement, dated as of October 16, 2006, among A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: March 30, 2007	By /s/ MICHAEL W. KRAMER
Michael W. Kramer, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

Signature	Title

/s/ MICHAEL S. JEFFRIES Michael S. Jeffries	Chairman, Chief Executive Officer and Director

* James B. Bachmann	Director

* Daniel J. Brestle	Director

* Lauren J. Brisky	Director

* Russell M. Gertmenian	Director

* John A. Golden	Director

* Archie M. Griffin	Director

* John W. Kessler	Director

/s/ MICHAEL W. KRAMER Michael W. Kramer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Edward F. Limato	Director

* Allan A. Tuttle	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors and executive officers of the registrant pursuant to powers of attorney executed by such directors and executive officers.

By	/s/ MICHAEL W. KRAMER Michael W. Kramer
Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

1

EXHIBIT INDEX

Exhibit No.	Document

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2