Form 10-Q
period 2007-05-05
ABERCROMBIE & FITCH CO /DE/
filed 2007-06-12
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 8, 2007

$.01 Par Value	88,065,240 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

NET SALES	$742,410	$657,271

Cost of Goods Sold	255,141	227,356

GROSS PROFIT	487,269	429,915

Stores and Distribution Expense	308,238	258,352
Marketing, General and Administrative Expense	90,175	89,699
Other Operating Income, Net	(3,854)	(2,121)

OPERATING INCOME	92,710	83,985

Interest Income, Net	(3,711)	(3,166)

INCOME BEFORE INCOME TAXES	96,421	87,151

Provision for Income Taxes	36,340	30,911

NET INCOME	$60,081	$56,240

NET INCOME PER SHARE:
BASIC	$0.68	$0.64
DILUTED	$0.65	$0.62

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,746	87,858
DILUTED	92,292	91,327

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$1,687	$357
Unrealized Loss on Available-For-Sale Securities, net of taxes of ($12) and ($249) for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively	(18)	(390)

	$1,669	$(33)

COMPREHENSIVE INCOME	$61,750	$56,207

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	May 5, 2007	February 3, 2007
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$73,919	$81,959
Marketable Securities	268,052	447,793
Receivables	49,052	43,240
Inventories	401,753	427,447
Deferred Income Taxes	33,753	33,170
Other Current Assets	64,872	58,469

TOTAL CURRENT ASSETS	891,401	1,092,078
PROPERTY AND EQUIPMENT, NET	1,174,751	1,092,282
OTHER ASSETS	65,028	63,707

TOTAL ASSETS	$2,131,180	$2,248,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$85,445	$100,919
Outstanding Checks	26,386	27,391
Accrued Expenses	223,077	260,219
Deferred Lease Credits	36,385	35,423
Income Taxes Payable	715	86,675

TOTAL CURRENT LIABILITIES	372,008	510,627

LONG TERM LIABILITIES:
Deferred Income Taxes	20,589	30,394
Deferred Lease Credits	205,885	203,943
Other Liabilities	142,228	97,806

TOTAL LONG TERM LIABILITIES	368,702	332,143

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 5, 2007 and February 3, 2007	1,033	1,033
Paid-In Capital	291,041	289,732
Retained Earnings	1,688,221	1,646,290
Accumulated Other Comprehensive Gain/(Loss), Net of Tax	675	(994)
Treasury Stock, at Average Cost - 15,434 and 15,000 shares at May 5, 2007 and February 3, 2007, respectively	(590,500)	(530,764)

TOTAL SHAREHOLDERS’ EQUITY	1,390,470	1,405,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,131,180	$2,248,067

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
OPERATING ACTIVITIES:
Net Income	$60,081	$56,240

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	42,410	32,227
Amortization of Deferred Lease Credits	(9,045)	(8,233)
Share-Based Compensation	5,222	10,857
Tax Benefit from Share-Based Compensation	7,517	2,429
Excess Tax Benefit from Share-Based Compensation	(6,018)	(1,988)
Deferred Taxes	(10,388)	(3,461)
Loss on Disposal of Assets	243	1,574
Lessor Construction Allowances	9,636	6,707
Changes in Assets and Liabilities:
Inventories	26,019	21,237
Accounts Payable and Accrued Expenses	(65,858)	(32,978)
Income Taxes	(85,960)	(45,851)
Other Assets and Liabilities	28,346	6,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,205	45,330

INVESTING ACTIVITIES:
Capital Expenditures	(113,624)	(76,800)
Purchases of Marketable Securities	(236,228)	(668,082)
Proceeds from Sales of Marketable Securities	416,149	728,920

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	66,297	(15,962)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	13,348	3,718
Excess Tax Benefit from Share-Based Compensation	6,018	1,988
Purchase of Treasury Stock	(79,040)	—
Change in Outstanding Checks and Other	(1,503)	(7,425)
Dividends Paid	(15,365)	(15,371)

NET CASH USED FOR FINANCING ACTIVITIES	(76,542)	(17,090)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(8,040)	12,278
Cash and Equivalents, Beginning of Year	81,959	50,687

CASH AND EQUIVALENTS, END OF PERIOD	$73,919	$62,965

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$7,427	$24,841

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as the “Company”), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.
The accompanying consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008, and “Fiscal 2006” represents the 53-week fiscal year that ended February 3, 2007.
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determined its operating segments on the same basis it uses internally to evaluate performance. The operating segments identified by the Company — Abercrombie & Fitch, abercrombie, Hollister and RUEHL — have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international sales for the thirteen week periods ended May 5, 2007 and April 29, 2006 were not material and are not reported separately from domestic revenues.
The condensed consolidated financial statements as of May 5, 2007 and for the thirteen week periods ended May 5, 2007 and April 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2007.

In connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as an adjustment to beginning of the year retained earnings. See Note 8 for information about the adoption of FIN 48.
The condensed consolidated financial statements as of May 5, 2007 and for the thirteen week periods ended May 5, 2007 and April 29, 2006 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
2.	SHARE-BASED COMPENSATION
     Financial Statement Impact
Total share-based compensation expense was $5.2 million and $10.9 million for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively. Of the $5.2 million and $10.9 million of expense, $0.1 million and $0.7 million was included in stores and distribution expense as of May 5, 2007 and April 29, 2006, respectively and $5.1 million and $10.2 million was included in marketing, general and administrative expense as of May 5, 2007 and April 29, 2006, respectively. The Company also realized $7.5 million and $2.4 million in tax benefits for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively, related to share-based compensation.
The Company adjusts share-based compensation on a quarterly basis for actual forfeitures and on an annual basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjustments for actual forfeitures during the thirteen week periods ended May 5, 2007 and April 29, 2006 was immaterial.
The Company issues shares for stock option exercises and restricted stock unit vestings from treasury stock. As of May 5, 2007, the Company had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional treasury stock.

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
The weighted-average estimated fair values of stock options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006, as well as the assumptions used in calculating such values, on the date of grant, were as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
	Executive	Other	Executive	Other
	Officers	Associates	Officers	Associates
Exercise price	$73.42	$73.42	$58.22	$58.22

Fair value	$22.62	$22.62	$24.92	$20.85

Assumptions:

Price volatility	34%	34%	47%	42%
Expected term (Years)	4	4	5	4
Risk-free interest rate	4.5%	4.5%	4.9%	4.9%
Dividend yield	1.0%	1.0%	1.2%	1.2%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying common stock on the date of grant adjusted for anticipated dividend payments during the vesting period.
     Stock Option Activity
Below is the summary of stock option activity for the Fiscal 2007 year-to-date period:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at February 3, 2007	8,804,724	$38.07
Granted	305,350	73.46
Exercised	(433,324)	29.35
Forfeited or cancelled	(38,750)	56.34

Outstanding at May 5, 2007	8,638,000	$39.68	$337,959,159	3.7

Options expected to vest at May 5, 2007	651,322	$63.04	$10,267,101	8.9

Options exercisable at May 5, 2007	7,854,600	$37.30	$325,994,962	3.1

The total intrinsic value of stock options exercised during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $22.0 million and $3.6 million, respectively.

As of May 5, 2007, there was $16.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.6 years.
     Restricted Stock Unit Activity
Below is the summary of restricted stock unit activity for the Fiscal 2007 year-to-date period:

		Weighted-Average
		Grant Date
Restricted Stock Units	Number of Shares	Fair Value
Non-vested at February 3, 2007	2,043,456	$40.65
Granted	477,500	$70.59
Vested	(219,909)	$47.12
Forfeited	(70,765)	$57.05

Non-vested at May 5, 2007	2,230,282	$45.54

The total fair value of restricted stock units granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $33.7 million and $29.3 million, respectively.
The total fair value of restricted stock units vested during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $10.5 million and $7.2 million, respectively.
As of May 5, 2007, there was $71.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.
3.	NET INCOME PER SHARE
Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Shares of Common Stock issued	103,300	103,300
Treasury shares	(15,554)	(15,442)

Basic shares outstanding	87,746	87,858

Dilutive effect of stock options and restricted stock units	4,546	3,469

Diluted shares outstanding	92,292	91,327

Options to purchase shares of Common Stock that had exercise prices greater than the average market price of the underlying shares during the thirteen week period ended May 5, 2007 were immaterial. Options to purchase approximately 0.2 million shares of Common Stock during the thirteen week period ended April 29, 2006 were outstanding, but not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

4.	INVESTMENTS
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are classified accordingly by the Company at the time of purchase. As of May 5, 2007, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value based on the market, with maturities that could range from one month to 40 years.
Municipal notes and bonds may have early redemption provisions at predetermined prices. For the thirteen week periods ended May 5, 2007 and April 29, 2006, there were no realized gains or losses. Net unrealized holding losses were approximately $0.7 million as of May 5, 2007 and February 3, 2007.
The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximate their fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.
The Company held $268.1 million and $447.8 million in marketable securities as of May 5, 2007 and February 3, 2007, respectively.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of May 5, 2007, total assets related to the Rabbi Trust were $34.2 million, which included $18.5 million held in money market accounts and $15.7 million related to the cash surrender value of trust owned life insurance policies. As of February 3, 2007, total assets related to the Rabbi Trust were $33.5 million, which included $18.3 million held in money market accounts and $15.3 million related to the cash surrender value of trust owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force 97-14 and recorded at fair value in other assets on the Condensed Consolidated Balance Sheet and are restricted to their use as noted above.
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

The fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The markdown reserve was $30.2 million, $6.8 million and $30.8 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively. The inventory valuation at February 3, 2007 reflects the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Fall season.
Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $12.4 million, $7.7 million and $7.9 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.
6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	May 5, 2007	February 3, 2007
Property and equipment, at cost	$1,791,133	$1,669,053
Accumulated depreciation and amortization	(616,382)	(576,771)

Property and equipment, net	$1,174,751	$1,092,282

7.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	May 5, 2007	February 3, 2007
Deferred lease credits	$435,362	$423,390
Amortized deferred lease credits	(193,092)	(184,024)

Total deferred lease credits, net	$242,270	$239,366

8.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the thirteen weeks ended May 5, 2007. Cash payments of income taxes made during the thirteen weeks ended May 5, 2007 and April 29, 2006 were approximately $89.6 million and $78.2 million, respectively.

The effective tax rate for the thirteen weeks ended May 5, 2007 was 37.7% as compared to 35.5% for the Fiscal 2006 comparable period.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In connection with the Company’s adoption of FIN 48 on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as an adjustment to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 (excluding interest and penalties) were $29.6 million, which were reclassed from current tax payables to other long-term liabilities. These amounts, if recognized, would affect the Company’s effective tax rate.
The statute of limitations for income tax examinations by the Internal Revenue Service has expired for years ending before January 31, 2004. The Company files income tax returns in various state, local and foreign jurisdictions with varying statutes of limitations.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company’s policy did not change as a result of adopting FIN 48. The total amount of interest and penalties accrued on February 4, 2007, the date of adoption, was $7.3 million.
As of May 5, 2007 the amount of unrecognized tax benefits did not materially change from the date of adoption. The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
9.	LONG-TERM DEBT
On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leverage total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes (including mergers and acquisitions with third parties), investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit

Agreement will mature on December 15, 2009. Letters of credit totaling approximately $48.3 million and $53.7 million were outstanding under the Amended Credit Agreement on May 5, 2007 and February 3, 2007, respectively. No borrowings were outstanding under the Amended Credit Agreement on May 5, 2007 or on February 3, 2007.
10.	CONTINGENCIES
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery.
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
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion has been granted. The state court action has also been stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. A&F has advised both the federal and state courts in which the derivative actions are pending, that it believes the derivative cases should be stayed until the pending motion to dismiss the related consolidated securities cases has been finally decided, as described in the preceding paragraph.

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
11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under GAAP and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS No. 157 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS No. 157.
In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS No. 159.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 5, 2007, and the related condensed consolidated statements of net income and comprehensive income for the thirteen week periods ended May 5, 2007 and April 29, 2006 and the condensed consolidated statement of cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 3, 2007 and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended (not present herein), and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 12, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008, and “Fiscal 2006” represents the 53-week fiscal year that ended February 3, 2007.
For purposes of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the thirteen week period ended May 5, 2007 is compared to the thirteen week period ended April 29, 2006. Comparable store sales, however, compare the thirteen week period ended May 5, 2007 to the thirteen week period ended May 6, 2006.
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at 18 to 22 year-old collegiate men and women with a youthful lifestyle, abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at seven to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of traditional casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites where products comparable to those carried at the stores can be purchased.
RESULTS OF OPERATIONS
During the first quarter of Fiscal 2007, net sales increased 13% to $742.4 million from $657.3 million in the first quarter of Fiscal 2006. Operating income increased to $92.7 million in the first quarter of Fiscal 2007 from $84.0 million in the first quarter of Fiscal 2006. Net income increased to $60.1 million in the first quarter of Fiscal 2007 compared to $56.2 million in the first quarter of Fiscal 2006. Net income per diluted weighted-average share was $0.65 in the first quarter of Fiscal 2007 compared to $0.62 in the first quarter of Fiscal 2006.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s Condensed Consolidated Statements of Income for the thirteen week periods ended May 5, 2007 and April 29, 2006, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
NET SALES	100.0%	100.0%

Cost of Goods Sold	34.4%	34.6%

GROSS PROFIT	65.6%	65.4%

Stores and Distribution Expense	41.5%	39.3%
Marketing, General and Administrative Expense	12.1%	13.6%
Other Operating Income, Net	(0.5)%	(0.3)%

OPERATING INCOME	12.5%	12.8%
Interest Income, Net	(0.5)%	(0.5)%

INCOME BEFORE INCOME TAXES	13.0%	13.3%
Provision for Income Taxes	4.9%	4.7%

NET INCOME	8.1%	8.6%

Financial Summary
The following summarized financial and statistical data compares the thirteen week period ended May 5, 2007 to the thirteen week period ended April 29, 2006, except for comparable store sales information which compares the thirteen week period ended May 5, 2007 to the thirteen week period ended May 6, 2006:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006	% Change
Net sales by brand (in thousands)	$742,410	$657,271	13%
Abercrombie & Fitch	$333,343	$312,719	7%
abercrombie	$89,149	$79,473	12%
Hollister	$309,668	$259,507	19%
RUEHL*	$10,250	$5,572	84%

Increase/(decrease) in comparable store sales**	(4)%	6%
Abercrombie & Fitch	(4)%	(4)%
abercrombie	(2)%	30%
Hollister	(5)%	13%
RUEHL*	(3)%	14%

Retail sales increase attributable to new and remodeled stores, websites and catalogue	17%	14%

Net retail sales per average store (in thousands)	$729	$737	(1)%
Abercrombie & Fitch	$845	$825	2%
abercrombie	$458	$460	nm
Hollister	$749	$781	(4)%
RUEHL*	$674	$645	4%

Net retail sales per average gross square foot	$103	$104	(1)%
Abercrombie & Fitch	$96	$94	2%
abercrombie	$103	$105	(2)%
Hollister	$113	$119	(5)%
RUEHL*	$72	$74	(3)%

Transactions per average retail store	11,518	11,868	(3)%
Abercrombie & Fitch	10,759	11,161	(4)%
abercrombie	7,198	7,268	(1)%
Hollister	14,278	15,085	(5)%
RUEHL*	8,392	7,212	16%

Average retail transaction value	$63.31	$62.09	2%
Abercrombie & Fitch	$78.50	$73.95	6%
abercrombie	$63.58	$63.27	nm
Hollister	$52.43	$51.78	1%
RUEHL*	$80.28	$89.40	(10)%

Average units per retail transaction	2.39	2.32	3%
Abercrombie & Fitch	2.36	2.25	5%
abercrombie	2.80	2.73	3%
Hollister	2.32	2.28	2%
RUEHL*	2.60	2.52	3%

Average unit retail sold	$26.49	$26.76	(1)%
Abercrombie & Fitch	$33.26	$32.87	1%
abercrombie	$22.71	$23.18	(2)%
Hollister	$22.60	$22.71	nm
RUEHL*	$30.88	$35.48	(13)%

*	Net sales for RUEHL during the first quarter of Fiscal 2007 and Fiscal 2006, and the related statistics, reflect the activity of 16 stores open in first quarter Fiscal 2007 and ten stores open in first quarter Fiscal 2006. As a result, year-over-year comparisons may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
During the first quarter of Fiscal 2007, the Company achieved its fundamental goal, enhancing the brands and investing in the long term without sacrificing short-term performance.
The Company took a major step in developing the international component of its growth initiative with the opening of the Abercrombie & Fitch London Flagship in March 2007. The initial performance of the store has exceeded the Company’s expectations. The London Flagship store is tracking to generate more sales per selling square foot and a higher store contribution margin than the 5th Avenue Flagship store, which generates a higher store contribution margin than the average Abercrombie & Fitch store. In addition, the United Kingdom (“U.K.”) web business has increased significantly following the opening of the London Flagship store. The success of the London Flagship store has helped define the scope of international growth prospects for the Company. A key part of international growth potential will be in Asia, and the Company is pursuing lease space in Tokyo for the Abercrombie & Fitch brand, which could result in the opening of a Flagship store. Additionally, due to the strength of existing Canadian stores, the Company is assessing additional opportunities for brands in multiple Canadian markets. Two abercrombie stores are planned to open in Canada during 2008.
During the first quarter, the Company renewed its commitment to the direct-to-consumer business with enhancements to its websites that more closely align the websites with the in-store environment and heritage of the brands. Furthermore, the web business benefited from a stronger in-stock inventory position and a more targeted e-mail marketing strategy. The Company also strengthened direct-to-consumer operations to fulfill orders more quickly and provide improved customer service. Direct-to-consumer sales increased 43% during the first quarter of Fiscal 2007.
The Company made meaningful progress towards improving the store contribution margin of the RUEHL stores during the first quarter. The Company is in the process of developing a new store prototype which will result in a smaller store format that should increase efficiency without impacting the store’s merchandise capacity. The Company believes these changes will enhance projected returns while resulting in a more intimate shopping experience. The Company continues to expect RUEHL to achieve store profitability for the fourth quarter of Fiscal 2007.
Investments in home office infrastructure and technology during the quarter reflected a continuation of the Company’s actions over the past few years.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2007 were $742.4 million, an increase of 13% over net sales of $657.3 million during the first quarter of Fiscal 2006. The net sales increase was attributed to the combination of the net addition of 108 stores, including the Abercrombie & Fitch London Flagship store and and a 43% increase in the direct-to-consumer business, partially offset by a 4% decrease in comparable store sales.
Abercrombie & Fitch comparable store sales decreased 4% with women’s comparable store sales decreasing by a mid single-digit and men’s comparable store sales decreasing by a low single-digit. In abercrombie, comparable store sales decreased 2% with girls and boys posting a low single-digit decrease. In Hollister, comparable store sales decreased 5% with bettys declining by a mid single-digit and dudes posting a low single-digit decrease. RUEHL comparable store sales decreased 3% with men’s comparable store sales decreasing by a high single-digit and women’s comparable store sales remaining flat.
Regionally, comparable store sales were strongest in the North Atlantic and weakest in the West. With the exception of the North Atlantic, all regions posted negative comparable store sales.
From a merchandise classification standpoint, across all brands, tops continue to perform well, outperforming bottoms in each of the male and female businesses.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the first quarter of Fiscal 2007 were $43.5 million, an increase of 43% over Fiscal 2006 first quarter net sales of $30.4 million. Shipping and handling revenue for the first quarter of Fiscal 2007 was $6.6 million compared to $4.8 million for the corresponding period in Fiscal 2006. The total direct-to-consumer business accounted for 6.7% of net sales in the first quarter of Fiscal 2007 compared to 5.4% in the first quarter of Fiscal 2006.
Gross Profit
Gross profit for the first quarter of Fiscal 2007 was $487.3 million compared to $429.9 million for the comparable period in Fiscal 2006. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2007 was 65.6%, up 20 basis points from the first quarter of Fiscal 2006 rate of 65.4%. The increase in the gross profit rate primarily reflects an improved initial markup, partially offset by a slightly higher markdown rate.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2007 was $308.2 million compared to $258.4 million for the comparable period in Fiscal 2006. For the first quarter of Fiscal 2007, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 41.5% compared to 39.3% in the first quarter of Fiscal 2006. The increase in the rate resulted primarily from the Company’s inability to leverage rent and other fixed costs due to the comparable store sales decrease. Increases in variable costs were driven by higher minimum wage rates, increased store manager compensation and pre-opening costs associated with the Abercrombie & Fitch London Flagship store. These increases were partially offset by a reduction of payroll hours and other controllable expenses, which the Company adjusted in response to negative sales trends during the quarter.

Distribution center productivity, as measured in units processed per labor hour (“UPH”), was flat during the first quarter of Fiscal 2007 as compared to the first quarter of Fiscal 2006. The Company expects the UPH level to increase compared to last year during the remainder of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2007 was $90.2 million compared to $89.7 million during the same period in Fiscal 2006. For the first quarter of Fiscal 2007, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.1% compared to 13.6% for the first quarter of Fiscal 2006. The decrease in the rate was primarily due to home office payroll expense, which was flat compared to Fiscal 2006, primarily as a result of a decrease in share-based compensation expense. The decrease in the rate was also due to reductions in travel, outside services and other home office expenses in the first quarter of Fiscal 2007.
Other Operating Income, Net
First quarter other operating income for Fiscal 2007 was $3.9 million compared to $2.1 million for the first quarter of Fiscal 2006. The increase was primarily related to gift cards for which the Company has determined the likelihood of redemption to be remote and gains related to foreign currency transactions. First quarter of Fiscal 2006 included other operating income related to insurance reimbursement for a fire-damaged store.
Operating Income
Operating income for the first quarter of Fiscal 2007 increased to $92.7 million from $84.0 million in the first quarter of Fiscal 2006, an increase of 10.4%. The operating income rate (operating income divided by net sales) was 12.5% for the first quarter of Fiscal 2007 compared to 12.8% for the first quarter of Fiscal 2006.
Interest Income, Net and Income Tax Expense
First quarter net interest income was $3.7 million in Fiscal 2007 compared to $3.2 million in the first quarter of Fiscal 2006. The increase in net interest income was due to higher interest rates during the first quarter of Fiscal 2007 when compared to the first quarter of Fiscal 2006.
The effective tax rate for the first quarter of Fiscal 2007 was 37.7% as compared to 35.5% for the Fiscal 2006 comparable period. The effective tax rate in the first quarter of Fiscal 2007 primarily reflected the favorable impact of tax exempt investment income, while the effective tax rate in the first quarter of Fiscal 2006 reflected the favorable impact of the settlement of a tax audit.
The Company estimates the annual effective tax rate for Fiscal 2007 will be approximately 39%, exclusive of the impact of any items that are discrete to the interim periods. This rate may fluctuate based upon the level of profits in various jurisdictions in which the Company operates.

Net Income and Net Income per Share
Net income for the first quarter of Fiscal 2007 was $60.1 million versus $56.2 million for the first quarter of Fiscal 2006, an increase of 6.9%. Net income per diluted weighted-average share outstanding for the first quarter of Fiscal 2007 was $0.65 versus $0.62 for the same period of Fiscal 2006.
FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	May 5, 2007	February 3, 2007
Working capital	$519,393	$581,451

Capitalization:
Shareholders’ equity	$1,390,470	$1,405,297

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $2.2 million for the thirteen weeks ended May 5, 2007 versus $45.3 million for the comparable period in Fiscal 2006. Cash in first quarter of Fiscal 2007 was provided primarily by current year net income, adjusted for depreciation and amortization, share-based compensation charges and lessor construction allowances collected, decreases in inventory and changes in other assets and liabilities related to the adoption of FIN 48. Uses of cash primarily consisted of decreases in accounts payable and accrued expenses and income taxes payable. Income taxes payable primarily decreased due to payments during the quarter and the adoption of FIN 48. Accounts payable decreased due to payments and accrued expenses decreased due to the timing of the payroll cycle, the annual contribution to the qualified retirement plan, the payment of the Fall 2006 incentive bonus and the redemption of gift cards during the quarter.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and capital expenditures (see the discussion in “Capital Expenditures and Lessor Construction Allowances”) primarily related to new store construction, the purchase of an airplane and other construction in progress. As of May 5, 2007, the Company held $268.1 million of marketable securities with original maturities of greater than 90 days.
Financing Activities
Financing activities for the thirteen week period ended May 5, 2007 consisted of $79.0 million for the repurchase of treasury stock, $15.4 million for the payment of the $0.175 per share quarterly dividend on March 27, 2007 and $13.3 million received in connection with stock option exercises.

During the first quarter of Fiscal 2007, the Company repurchased approximately 1.0 million shares of A&F’s Common Stock. As of May 5, 2007, approximately 4.7 million shares were available for repurchase as part of the August 2005 A&F Board of Directors’ authorization to repurchase six million shares of A&F’s Common Stock.
The Company has $250 million available (less outstanding letters of credit) under its Amended Credit Agreement to support operations. Trade letters of credit totaling approximately $43.7 million and $48.8 million were outstanding on May 5, 2007 and February 3, 2007, respectively. No loans were outstanding on May 5, 2007 or February 3, 2007.
Standby letters of credit totaling approximately $4.6 million and $4.9 million were outstanding on May 5, 2007 and February 3, 2007. The standby letters of credit are set to expire primarily during the fourth quarter of this fiscal year. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
Off-Balance Sheet Arrangements
As of May 5, 2007 the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long—term liquidity and capital resource needs. There have been no material changes in the Company’s contractual obligations since February 3, 2007, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and changes resulting from the adoption of FIN 48 as described in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Total

February 3, 2007	360	177	393	14		944

New	1	4	6	1		12

Remodels/Conversions (net activity)	(1)	(1)	—	1	(1)	(1)

Closed	(1)	—	—	—		(1)

May 5, 2007	359	180	399	16		954

Gross Square Feet (thousands)

February 3, 2007	3,171	788	2,604	130		6,693

New	25	17	47	10		99

Remodels/Conversions (net activity)	(16)	(4)	—	9	(1)	(11)

Closed	(7)	—	—	—		(7)

May 5, 2007	3,173	801	2,651	149		6,774

Average Store Size	8,838	4,450	6,644	9,313		7,101

(1)	Includes one RUEHL store reopened after being temporarily closed due to fire.

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total

January 29, 2006	361	164	318	8	851

New	1	—	9	2	12

Remodels/Conversions (net activity)	(11)	—	—	—	(11)

Closed	(3)	(3)	—	—	(6)

April 29, 2006	348	161	327	10	846

Gross Square Feet (thousands)

January 29, 2006	3,157	716	2,083	69	6,025

New	8	—	60	20	88

Remodels/Conversions (net activity)	(102)	—	—	—	(102)

Closed	(24)	(12)	—	—	(36)

April 29, 2006	3,039	704	2,143	89	5,975

Average Store Size	8,733	4,373	6,554	8,900	7,063

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $113.6 million and $76.8 million for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively. Additionally, the non-cash accrual for construction in progress increased $7.4 million for the thirteen week period ended May 5, 2007 compared to an increase of $24.8 million for the thirteen week period ended April 29, 2006. Capital expenditures related primarily to new store construction costs and the purchase of an airplane. The balance of capital expenditures related primarily to miscellaneous store, home office and distribution center projects.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirteen week periods ended May 5, 2007 and April 29, 2006, the Company received $9.6 million and $6.7 million in construction allowances, respectively.
During Fiscal 2007, the Company anticipates capital expenditures between $395 million and $405 million. Approximately $220 million of this amount is allocated to new store construction and full store remodels. Approximately $60 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls at existing Hollister stores and fixtures to stores throughout the Hollister chain. Approximately $35 million was allocated to the acquisition of an airplane. The Company is planning approximately $85 million in capital expenditures at the home office related to new office buildings, information technology investment and new direct-to-consumer distribution and logistics systems.
By the end of Fiscal 2007 the Company plans to increase gross square footage by approximately 11% to 12% over Fiscal 2006. Management anticipates the net addition of approximately ten new Abercrombie & Fitch stores, 29 new abercrombie stores, 69 new Hollister stores and nine RUEHL stores. In January 2008, the Company plans to introduce its newest concept with the opening of four stores.
During Fiscal 2007, the Company expects the average construction cost per square foot, net of construction allowances, for new Hollister stores to be approximately $140. The Company expects the average construction cost per square foot, net of construction allowances, for new abercrombie stores to be approximately $166. During Fiscal 2007, the Company expects average construction cost per square foot, net of construction allowances, for new Abercrombie & Fitch stores to be approximately $107. The Company expects the average construction cost per square foot, net of construction allowances, for RUEHL stores to be approximately $270, based on the current store format. The Company is developing a new store prototype for RUEHL that may affect the average cost per square foot. The new prototype includes smaller square footage on one level versus two and is expected to decrease the total construction cost of the store.
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
The Company’s significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements contained in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007). The Company believes that the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $8.2 million, $8.9 million and $7.6 million at May 5, 2007, February 3, 2007 and April 29, 2006, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and at these times recognizes the remaining balance as other operating income. At May 5, 2007 and February 3, 2007, the gift card liability on the Company’s Consolidated Balance Sheet was $48.4 million and $65.0 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
During the first quarter of Fiscal 2007 the Company recognized other operating income for adjustments to the gift card liability of $2.8 million versus $0.9 million during the first quarter of Fiscal 2006.

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
Income Taxes — Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance was provided in the prior year for losses related to the start-up costs associated with operations in foreign countries. No changes have been made to this valuation allowance in the first quarter of Fiscal 2007. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board issued Interpretation 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments and intercompany loans of a long-term investment nature are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
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
Equity Compensation Expense — The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.

The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, “Share Based Compensation,” being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.
Recently Issued Accounting Pronouncements
In September 2006, the FASB released FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under GAAP and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS No. 157 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS No. 157.
In February 2007, the FASB released FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS No. 159.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond its control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements.
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2007 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	changes in consumer spending patterns and consumer preferences;

•	the impact of competition and pricing pressures;

•	disruptive weather conditions affecting consumers’ ability to shop;

•	unseasonal weather conditions affecting consumer preferences;

•	availability and market prices of key raw materials;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	availability of suitable store locations on appropriate terms;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	loss of services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates; and

•	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war.
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
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale with maturities ranging from three months to forty years. These securities are consistent with the investment objectives contained within the investment policy established by the Company’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account, none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investment prior to the early redemption provision. For the thirteen week period ended May 5, 2007, there were no realized gains or losses. Net unrealized holding losses were approximately $0.7 million as of May 5, 2007.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days. Failed auctions rarely occur. As of May 5, 2007, the Company held approximately $268.1 million in available-for-sale securities classified as marketable securities.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of May 5, 2007, total assets related to the Rabbi Trust were $34.2 million, which included $18.5 million held in money market accounts and $15.7 million related to the cash surrender value of trust owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force 97-14 and recorded at fair value in other assets on the Consolidated Balance Sheet and are restricted as to their use as noted above.
The Company does not enter into financial instruments for trading purposes.
As of May 5, 2007 the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company has exposure to adverse changes in exchange rates associated with revenues and operating expenses of foreign operations, which are denominated in Euros, Canadian Dollars and British Pounds, but believes this exposure is immaterial to the Company’s consolidated financial statements.
The Company’s market risk profile as of May 5, 2007 has not significantly changed since February 3, 2007.

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
The Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 5, 2007. Based upon that evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this quarterly report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 5, 2007 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery.
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
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion has been granted. The state court action has also been stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. A&F has advised both the federal and state courts in which the derivative actions are pending, that it believes the derivative cases should be stayed until the pending motion to dismiss the related consolidated securities cases has been finally decided, as described in the preceding paragraph.

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

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of May 5, 2007 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchase of its Common Stock during the thirteen week period ended May 5, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased under
Period	Shares Purchased	per Share	Announced Program	the Program(1)
February 4 through March 3, 2007	1,010,000	$78.24	1,010,000	4,673,500
March 4 through April 7, 2007	—	$—	—	4,673,500
April 8 through May 5, 2007	—	$—	—	4,673,500

Total	1,010,000	$78.24	1,010,000	4,673,500

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased from time to time, depending on market conditions.

ITEM 6.	EXHIBITS
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

10.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, National City Bank, JPMorgan Chase Bank, N.A., and National City Bank and J.P. Morgan Securities Inc., incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.3	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

10.4	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File 001-12107).

10.5	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.6	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.7	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the Fiscal year ended January 28, 2006 (File No. 001-12107).

10.8	Separation Agreement executed by A&F and John Lough, dated as of August 1, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 7, 2006 (File No. 001-12107).

10.9	Separation Agreement executed by A&F and Thomas Mendenhall, dated as of October 16, 2006 incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 16, 2006 (File No. 001-12107).

10.10	Trust Agreement, dated as of October 16, 2006, among A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 12, 2007	By	/s/ MICHAEL W. KRAMER
Michael W. Kramer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.