Form 10-Q
period 2007-08-04
ABERCROMBIE & FITCH CO /DE/
filed 2007-09-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 7, 2007

$.01 Par Value	86,669,703 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
NET SALES	$804,538	$658,696	$1,546,948	$1,315,967

Cost of Goods Sold	251,100	203,438	506,241	430,793

GROSS PROFIT	553,438	455,258	1,040,707	885,174

Stores and Distribution Expense	334,417	270,494	642,655	528,846
Marketing, General and Administrative Expense	98,440	85,340	188,615	175,039
Other Operating Income, Net	(3,551)	(3,005)	(7,405)	(5,126)

OPERATING INCOME	124,132	102,429	216,842	186,415

Interest Income, Net	(4,143)	(2,765)	(7,854)	(5,931)

INCOME BEFORE INCOME TAXES	128,275	105,194	224,696	192,346

Provision for Income Taxes	47,000	39,472	83,340	70,383

NET INCOME	$81,275	$65,722	$141,356	$121,963

NET INCOME PER SHARE:
BASIC	$0.92	$0.75	$1.61	$1.39
DILUTED	$0.88	$0.72	$1.53	$1.34

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,090	87,981	87,987	87,920
DILUTED	92,294	91,178	92,369	91,274

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$2,730	$(247)	$4,417	$110
Unrealized (Loss) Gain on Available-For-Sale Securities, net of taxes of ($46) and $51 for the thirteen week periods ended August 4, 2007 and July 29, 2006, respectively, and ($58) and ($219) for the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively	(74)	66	(92)	(317)

	$2,656	$(181)	$4,325	$(207)

COMPREHENSIVE INCOME	$83,931	$65,541	$145,681	$121,756

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	August 4, 2007	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$117,164	$81,959
Marketable Securities	293,416	447,793
Receivables	73,913	43,240
Inventories	431,395	427,447
Deferred Income Taxes	38,211	33,170
Other Current Assets	64,732	58,469

TOTAL CURRENT ASSETS	1,018,831	1,092,078
PROPERTY AND EQUIPMENT, NET	1,219,845	1,092,282
OTHER ASSETS	77,662	63,707

TOTAL ASSETS	$2,316,338	$2,248,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$109,947	$100,919
Outstanding Checks	30,292	27,391
Accrued Expenses	264,902	260,219
Deferred Lease Credits	37,739	35,423
Income Taxes Payable	12,485	86,675

TOTAL CURRENT LIABILITIES	455,365	510,627

LONG TERM LIABILITIES:
Deferred Income Taxes	19,202	30,394
Deferred Lease Credits	213,047	203,943
Other Liabilities	143,150	97,806

TOTAL LONG TERM LIABILITIES	375,399	332,143

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of August 4, 2007 and February 3, 2007	1,033	1,033
Paid-In Capital	302,208	289,732
Retained Earnings	1,753,283	1,646,290
Accumulated Other Comprehensive Income (Loss)	3,331	(994)
Treasury Stock, at Average Cost — 15,008 and 15,000 shares at August 4, 2007 and February 3, 2007, respectively	(574,281)	(530,764)

TOTAL SHAREHOLDERS’ EQUITY	1,485,574	1,405,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,316,338	$2,248,067

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
OPERATING ACTIVITIES:
Net Income	$141,356	$121,963

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	87,732	66,823
Amortization of Deferred Lease Credits	(18,405)	(16,735)
Share-Based Compensation	13,361	20,599
Tax Benefit from Share-Based Compensation	14,938	3,054
Excess Tax Benefit from Share-Based Compensation	(11,996)	(2,398)
Deferred Taxes	(16,233)	(7,431)
Loss on Disposal of Assets and Non-Cash Charge for Asset Impairment	3,650	3,809
Lessor Construction Allowances	18,332	20,936
Changes in Assets and Liabilities:
Inventories	(7,353)	(94,961)
Accounts Payable and Accrued Expenses	(1,102)	35,738
Income Taxes	(74,190)	(68,659)
Other Assets and Liabilities	3,998	(953)

NET CASH PROVIDED BY OPERATING ACTIVITIES	154,088	81,785

INVESTING ACTIVITIES:
Capital Expenditures	(202,499)	(184,047)
Purchases of Marketable Securities	(472,912)	(749,786)
Proceeds from Sales of Marketable Securities	627,455	875,837

NET CASH USED FOR INVESTING ACTIVITIES	(47,956)	(57,996)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	24,498	4,637
Excess Tax Benefit from Share-Based Compensation	11,996	2,398
Purchase of Treasury Stock	(79,040)	—
Change in Outstanding Checks and Other	2,395	(375)
Dividends Paid	(30,776)	(30,771)

NET CASH USED FOR FINANCING ACTIVITIES	(70,927)	(24,111)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	35,205	(322)
Cash and Equivalents, Beginning of Year	81,959	50,687

CASH AND EQUIVALENTS, END OF PERIOD	$117,164	$50,365

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$12,593	$42,205

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as the “Company”), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.

The accompanying condensed consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect the assets, liabilities, results of operations and cash flows on a historical cost basis.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008, and to “Fiscal 2006” represent the 53-week fiscal year that ended February 3, 2007.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determined its operating segments on the same basis it uses internally to evaluate performance. The operating segments identified by the Company — Abercrombie & Fitch, abercrombie, Hollister and RUEHL — have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international sales for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 were not material and therefore are not reported separately from domestic revenues.

The condensed consolidated financial statements as of August 4, 2007 and for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2007.

In connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. See Note 8 for information about the adoption of FIN 48.

The condensed consolidated financial statements as of August 4, 2007 and for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation related to stock options to be measured based on estimated fair values at the date of grant using an option-pricing model.

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Stores and distribution expense	$454	$322	$527	$1,056
Marketing, general and administrative expense	7,686	9,420	12,834	19,543

Share-based compensation expense	$8,140	$9,742	$13,361	$20,599

The Company also recognized $3.1 million and $5.1 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 4, 2007, respectively and $2.6 million and $6.5 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended July 29, 2006, respectively,

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjustments for forfeitures during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 was immaterial.

A&F issues shares of Class A Common Stock (“Common Stock”) for stock option exercises and restricted stock unit vestings from treasury stock. As of August 4, 2007, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares.

Fair Value Estimates

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the stock options will be outstanding based on historical experience. Estimates of expected future stock price volatility are based on the historic volatility of A&F’s Common Stock for the period equal to the expected term of the stock option. The Company calculates volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.

The weighted-average estimated fair value of stock options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006, as well as the assumptions used in calculating such values on the date of grant, were as follows:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007		July 29, 2006
	Executive	Other	Executive	Other
	Officers	Associates	Officers	Associates
Exercise price	$73.92	$73.92	$58.22	$58.22

Fair value	$22.68	$22.68	$24.92	$20.81

Assumptions:

Price volatility	34%	34%	47%	42%
Expected term (years)	4	4	5	4
Risk-free interest rate	4.5%	4.5%	4.9%	4.9%
Dividend yield	1.0%	1.0%	1.2%	1.2%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant adjusted for expected dividend payments during the vesting period.

Stock Option Activity

Below is the summary of stock option activity for the twenty-six weeks ended August 4, 2007:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at February 3, 2007	8,804,724	$38.07
Granted	321,750	73.92
Exercised	(833,127)	28.64
Forfeited or cancelled	(54,525)	57.77

Outstanding at August 4, 2007	8,238,822	$40.29	$305,682,376	3.5

Options expected to vest at August 4, 2007	623,700	$64.02	$8,338,869	8.8

Options exercisable at August 4, 2007	7,499,047	$37.91	$296,096,121	2.9

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $40.6 million and $2.3 million, respectively.

As of August 4, 2007, there was $14.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Unit Activity

Below is the summary of restricted stock unit activity for the twenty-six weeks ended August 4, 2007:

		Weighted-Average Grant
Restricted Stock Units	Number of Shares	Date Fair Value
Non-vested at February 3, 2007	2,043,456	$40.65
Granted	558,100	$71.94
Vested	(255,234)	$48.34
Forfeited	(105,940)	$58.83

Non-vested at August 4, 2007	2,240,382	$46.33

The total fair value of restricted stock units granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $40.1 million and $33.3 million, respectively.

The total fair value of restricted stock units vested during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $12.3 million and $7.3 million, respectively.

As of August 4, 2007, there was $69.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

3.	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(15,210)	(15,319)	(15,313)	(15,380)

Basic shares outstanding	88,090	87,981	87,987	87,920

Dilutive effect of stock options and restricted stock units	4,204	3,197	4,382	3,354

Diluted shares outstanding	92,294	91,178	92,369	91,274

Stock options to purchase approximately 18,000 shares of Common Stock during the thirteen week period ended August 4, 2007, and approximately 642,300 and 188,500 shares of Common Stock during the thirteen and twenty-six week periods ended July 29, 2006, respectively, were outstanding, but were not included in the computation of net income per diluted share because the stock options would be anti-dilutive. For the twenty-six week period ended August 4, 2007, all of the stock options outstanding were included in the computation of net income per diluted share.

4.	INVESTMENTS

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. As of August 4, 2007, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair value based on the market, with maturities that could range from one month to 40 years.

Municipal notes and bonds may have early redemption provisions at predetermined prices. For the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006, there were no realized gains or losses. Net unrealized holding losses were approximately $0.8 million and $0.7 million as of August 4, 2007 and February 3, 2007, respectively.

The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the investments’ market prices approximate their fair value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.

The Company held $293.4 million and $447.8 million in marketable securities as of August 4, 2007 and February 3, 2007, respectively.

The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of August 4, 2007, total assets related to the Rabbi Trust were $34.5 million, which included $17.7 million held in municipal notes and bonds, which are classified as available-for-sale, $15.7 million related to the cash surrender value of trust-owned life insurance policies and $1.1 million held in money market accounts. As of February 3, 2007, total assets related to the Rabbi Trust were $33.5 million, which included $18.3 million held in money market accounts and $15.3 million related to the cash surrender value of trust-owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above.

5.	INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $431.4 million, $427.4 million and $434.3 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second Fiscal quarters) and Fall (the third and fourth Fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The markdown reserve was $8.2 million, $6.8 million and $6.5 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively. The inventory valuation at August 4, 2007 primarily reflects the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Spring season.

Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $8.1 million, $7.7 million and $6.6 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	August 4, 2007	February 3, 2007
Property and equipment, at cost	$1,872,738	$1,669,053
Accumulated depreciation and amortization	(652,893)	(576,771)

Property and equipment, net	$1,219,845	$1,092,282

7.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	August 4, 2007	February 3, 2007
Deferred lease credits	$453,258	$423,390
Amortized deferred lease credits	(202,472)	(184,024)

Total deferred lease credits, net	$250,786	$239,366

8.	INCOME TAXES

The provision for income tax is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of discrete items. The effective tax rate for the thirteen weeks ended August 4, 2007 was 36.6% compared to 37.5% for the Fiscal 2006 comparable period. The effective tax rate for the twenty-six weeks ended August 4, 2007 was 37.1% compared to 36.6% for the Fiscal 2006 comparable period.

Cash payments of income taxes made during the thirteen weeks ended August 4, 2007 and July 29, 2006 were approximately $40.7 million and $65.7 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended August 4, 2007 and July 29, 2006 were approximately $130.3 million and $143.9 million, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the Company’s adoption of FIN 48 on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007, excluding interest and penalties, were $29.6 million, which were reclassed from current tax payables to other long-term liabilities. These amounts, if recognized, would affect the Company’s effective tax rate.

The statute of limitations for income tax examinations by the Internal Revenue Service has expired for fiscal years ending before January 31, 2004. The Company files income tax returns in various state, local and foreign jurisdictions with varying statutes of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s policy did not change as a result of adopting FIN 48. The total amount of interest and penalties accrued on February 4, 2007, the date of adoption, was $7.3 million.

As of August 4, 2007, the amount of unrecognized tax benefits had not materially changed from the date of adoption of FIN 48. The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Credit Agreement”). The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Credit Agreement are based on the leverage ratio of the Company’s total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes (including mergers and acquisitions with third parties), investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $54.0 million and $53.7 million were outstanding under the Credit Agreement on August 4, 2007 and February 3, 2007, respectively. No borrowings were outstanding under the Credit Agreement on August 4, 2007 or on February 3, 2007.

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

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. The defendants’ date to respond to the Complaint is September 14, 2007.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On August 9, 2007, the stay expired and, on September 10, 2007, the Company (1) moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and (2) requested the state court to stay proceedings until the federal court decides the Company's motion to dismiss.

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel have cooperated fully with the SEC.

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

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under Generally Accepted Accounting Principles and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS No. 157 will be effective for the Company on February 3, 2008, for Fiscal 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on the consolidated results of operations and consolidated financial condition.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company on February 3, 2008, for Fiscal 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 159 on the consolidated results of operations and consolidated financial condition.

12.	SUBSEQUENT EVENT

Subsequent to August 4, 2007, A&F repurchased an aggregate of approximately 1.8 million shares of A&F’s outstanding Common Stock, having a value of approximately $140.2 million, pursuant to the August 2005 A&F Board of Directors’ authorization. As of September 11, 2007, A&F had approximately 2.9 million shares available to repurchase of the 6.0 million shares authorized by A&F’s Board of Directors in August 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of August 4, 2007, and the related condensed consolidated statements of net income and comprehensive income for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2007 and July 29, 2006. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 3, 2007, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Columbus, Ohio
September 11, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008, and to “Fiscal 2006” represent the 53-week fiscal year that ended February 3, 2007.
For purposes of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the thirteen and twenty-six week periods ended August 4, 2007 are compared to the thirteen and twenty-six week periods ended July 29, 2006, except for comparable store sales results, which compare the thirteen and twenty-six week periods ended August 4, 2007 to the thirteen and twenty-six week periods ended August 5, 2006.
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at 18 to 22 year-old collegiate men and women with a youthful lifestyle; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at seven to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of traditional casual and trend fashion displaying high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites where products comparable to those carried at the stores can be purchased.
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2007, net sales increased 22% to $804.5 million from $658.7 million in the second quarter of Fiscal 2006. Operating income increased to $124.1 million in the second quarter of Fiscal 2007 from $102.4 million in the second quarter of Fiscal 2006. Net income increased to $81.3 million in the second quarter of Fiscal 2007 compared to $65.7 million in the second quarter of Fiscal 2006. Net income per diluted weighted-average share increased 22% to $0.88 in the second quarter of Fiscal 2007 compared to $0.72 in the second quarter of Fiscal 2006.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s statements of income for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	31.2%	30.9%	32.7%	32.7%

GROSS PROFIT	68.8%	69.1%	67.3%	67.3%

Stores and Distribution Expense	41.6%	41.1%	41.5%	40.2%
Marketing, General and Administrative Expense	12.2%	13.0%	12.2%	13.3%
Other Operating Income, Net	(0.4)%	(0.5)%	(0.5)%	(0.4)%

OPERATING INCOME	15.4%	15.6%	14.0%	14.2%
Interest Income, Net	(0.5)%	(0.4)%	(0.5)%	(0.5)%

INCOME BEFORE INCOME TAXES	15.9%	16.0%	14.5%	14.6%
Provision for Income Taxes	5.8%	6.0%	5.4%	5.3%

NET INCOME	10.1%	10.0%	9.1%	9.3%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended August 4, 2007 to the thirteen and twenty-six week periods ended July 29, 2006, except for comparable store sales information, which compares the thirteen and twenty-six week periods ended August 4, 2007 to the thirteen and twenty-six week periods ended August 5, 2006. The financial and statistical information related to net sales reflects the impact of the calendar shift due to Fiscal 2006 being a 53-week fiscal year:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	% Change	August 4, 2007	July 29, 2006	% Change
Net sales by brand (in thousands)	$804,538	$658,696	22%	$1,546,948	$1,315,967	18%
Abercrombie & Fitch	$363,885	$316,257	15%	$697,228	$628,976	11%
abercrombie	$94,478	$72,732	30%	$183,627	$152,205	21%
Hollister	$334,430	$262,855	27%	$644,098	$522,362	23%
RUEHL*	$11,745	$6,852	71%	$21,995	$12,424	77%

Increase/(decrease) in comparable store sales**	(2)%	0%		(3)%	3%
Abercrombie & Fitch	(2)%	(4)%		(3)%	(4)%
abercrombie	2%	11%		0%	20%
Hollister	(3)%	3%		(4)%	8%
RUEHL*	2%	24%		(1)%	20%

Retail sales increase attributable to new and remodeled stores, websites and catalogue***	24%	15%		21%	15%

Net retail sales per average store (in thousands)	$777	$727	7%	$1,507	$1,443	4%
Abercrombie & Fitch	$925	$848	9%	$1,769	$1,650	7%
abercrombie	$475	$417	14%	$932	$868	7%
Hollister	$786	$753	4%	$1,535	$1,505	2%
RUEHL*	$694	$685	1%	$1,368	$1,380	(1)%

Net retail sales per average gross square foot	$109	$103	6%	$212	$204	4%
Abercrombie & Fitch	$105	$97	8%	$200	$188	6%
abercrombie	$106	$95	12%	$209	$198	6%
Hollister	$118	$115	3%	$231	$230	nm
RUEHL*	$74	$77	(4)%	$147	$157	(6)%

Transactions per average retail store	12,991	12,651	3%	24,519	24,179	1%
Abercrombie & Fitch	12,420	12,497	(1)%	23,175	23,329	(1)%
abercrombie	7,819	7,307	7%	15,023	14,425	4%
Hollister	15,958	15,493	3%	30,255	30,034	1%
RUEHL*	9,479	8,716	9%	17,926	16,610	8%

Average retail transaction value	$59.84	$57.46	4%	$61.45	$59.68	3%
Abercrombie & Fitch	$74.46	$67.84	10%	$76.34	$70.75	8%
abercrombie	$60.71	$57.06	6%	$62.07	$60.14	3%
Hollister	$49.26	$48.60	1%	$50.73	$50.12	1%
RUEHL*	$73.20	$78.61	(7)%	$76.34	$83.11	(8)%

Average units per retail transaction	2.48	2.35	6%	2.44	2.34	4%
Abercrombie & Fitch	2.43	2.28	7%	2.40	2.26	6%
abercrombie	2.94	2.77	6%	2.87	2.75	4%
Hollister	2.42	2.32	4%	2.37	2.30	3%
RUEHL*	2.59	2.57	1%	2.59	2.55	2%

Average unit retail sold	$24.13	$24.45	(1)%	$25.18	$25.50	(1)%
Abercrombie & Fitch	$30.64	$29.75	3%	$31.81	$31.31	2%
abercrombie	$20.65	$20.60	nm	$21.63	$21.87	(1)%
Hollister	$20.36	$20.95	(3)%	$21.41	$21.79	(2)%
RUEHL*	$28.26	$30.59	(8)%	$29.47	$32.59	(10)%

*	Net sales for RUEHL, and the related statistics, reflect the activity of 17 stores open as of August 4, 2007 and ten stores open as of July 29, 2006. As a result, year-over-year comparisons may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

***	The retail sales increase in Fiscal 2007 also reflects the impact of the calendar shift due to Fiscal 2006 being a 53-week year.

CURRENT TRENDS AND OUTLOOK
During the second quarter of Fiscal 2007, the Company delivered sales and earnings growth while enhancing brand standards. High productivity across the brands has been fostered by having a cross branded organizational structure. The brands share information, support services, merchandising expertise and sourcing operations, and are collectively driven by a common operating principle: (i) establish the standard, (ii) develop the right process to deliver the standard; and (iii) continuously audit the process to improve the business. The Company views this structure as critical to driving profitable growth as the business expands domestically and internationally over the next several years.
Based on the continued success of the Fifth Avenue and London flagship stores and the web business, the Company is preparing to expand its presence throughout Europe and Japan. During the second quarter of Fiscal 2007, the Company secured space in the Ginza district of Tokyo. The Company’s first store in Asia will be located in one of the most prominent shopping districts in the world and is scheduled to open in late 2009. The Company is also seeking real estate in Italy, France, Germany, Spain, Denmark, Sweden and additional locations in the United Kingdom. The Company is initially focusing on an international rollout in major urban areas in order to maximize its returns with fewer stores.
The Company is also developing a flagship format for Hollister in preparation for its international expansion. The Company is currently in the design phase of a Hollister flagship to be located in the SoHo area of New York, scheduled to open in Spring 2009.
The Company is preparing for the introduction of its newest concept with four stores opening in January 2008. In addition, sales growth and profitability plans for RUEHL remain on track. For Abercrombie & Fitch, abercrombie and Hollister, the Company’s continued refresh investments in Fiscal 2007 will help to ensure a consistent, pristine fleet of stores.
The Company ended the second quarter of Fiscal 2007 with a decrease in inventory per square foot, at cost, of approximately 12% compared to the second quarter of Fiscal 2006. The Company expects third quarter Fiscal 2007 inventory per square foot, at cost, to decrease at an equal to or slightly higher rate than in the second quarter. These results reflect a continued reduction in basic category inventory levels.
The Company continues to make progress on numerous information technology initiatives. Specifically, major implementations in planning, merchandising and allocation systems over the next year should generate efficiencies and process improvements.
Subsequent to August 4, 2007, A&F repurchased an aggregate of approximately 1.8 million shares of its outstanding Common Stock having a value of approximately $140.2 million pursuant to the August 2005 A&F Board of Directors’ authorization. As of September 11, 2007, A&F had approximately 2.9 million shares available to repurchase of the 6.0 million shares authorized by A&F’s Board of Directors in August 2005.

SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2007 were $804.5 million, an increase of 22% over net sales of $658.7 million during the second quarter of Fiscal 2006. The net sales increase was attributed to a combination of the net addition of 104 stores, including the Abercrombie & Fitch London flagship store, a 66% increase in the direct-to-consumer business and the calendar shift due to Fiscal 2006 being a 53-week fiscal year, partially offset by a 2% decrease in comparable store sales driven by a shift in tax free holidays in Texas and Florida.
Abercrombie & Fitch comparable store sales decreased 2% with women’s comparable store sales decreasing by a mid single-digit and men’s comparable store sales increasing by a low single-digit. At abercrombie, comparable store sales increased 2% with boys posting a mid single-digit increase and girls posting a low single-digit increase. In Hollister, comparable store sales decreased 3% with bettys declining by a mid single-digit and dudes posting a low single-digit increase. RUEHL comparable store sales increased 2% with women’s comparable store sales increasing by a mid single-digit and men’s comparable store sales decreasing by a high single-digit.
Domestically, comparable store sales were strongest in the North Atlantic region and weakest in the Southwest region. With the exception of the North Atlantic, all regions posted negative comparable store sales.
From a merchandise classification standpoint, across all brands, tops continue to perform well, outperforming bottoms in each of the male and female businesses.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the second quarter of Fiscal 2007 were $45.6 million, an increase of 66% over Fiscal 2006 second quarter net sales of $27.5 million. Shipping and handling revenue for the second quarter of Fiscal 2007 was $7.7 million compared to $4.4 million for the corresponding period in Fiscal 2006. The total direct-to-consumer business accounted for 6.6% of net sales in the second quarter of Fiscal 2007 compared to 4.8% in the second quarter of Fiscal 2006. This increase was driven by United Kingdom direct-to-consumer sales growth associated with the London store opening, enhancements made to the websites in the first quarter of Fiscal 2007, improved in-stock inventory availability and as a result of a targeted e-mail marketing strategy.
Gross Profit
Gross profit for the second quarter of Fiscal 2007 was $553.4 million compared to $455.3 million for the comparable period in Fiscal 2006. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2007 was 68.8%, down 30 basis points from the second quarter of Fiscal 2006 rate of 69.1%. The decrease in the gross profit rate primarily reflects a higher markdown rate, partially offset by a higher initial markup. While the gross profit rate decreased in the second quarter, the Company analyzes the rate on a seasonal basis in managing its business.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2007 was $334.4 million compared to $270.5 million for the comparable period in Fiscal 2006. For the second quarter of Fiscal 2007, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 41.6% compared to 41.1% in the second quarter of Fiscal 2006. The increase in the rate resulted primarily from increased expenses relating to the 66% increase in the direct-to-consumer business and increased store related expenses, including supplies and maintenance. The Company continued to manage store payroll hours to follow sales trends while absorbing minimum wage and management salary increases.

Distribution center productivity, as measured in units processed per labor hour (“UPH”), increased by 14% during the second quarter of Fiscal 2007 as compared to the second quarter of Fiscal 2006, reflecting greater efficiencies in operating the second distribution center.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2007 was $98.4 million compared to $85.3 million during the same period in Fiscal 2006. For the second quarter of Fiscal 2007, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.2% compared to 13.0% for the second quarter of Fiscal 2006. The decrease in the rate was due primarily to a reduction in legal, travel and in-store marketing expenses, which were partially offset by increased home office payroll expense.
Other Operating Income, Net
Second quarter other operating income for Fiscal 2007 was $3.6 million compared to $3.0 million for the second quarter of Fiscal 2006. The increase was primarily related to gift cards for which the Company has determined the likelihood of redemption to be remote and gains related to foreign currency transactions. Second quarter of Fiscal 2006 included other operating income related to insurance reimbursement for a store damaged by Hurricane Katrina.
Operating Income
Operating income for the second quarter of Fiscal 2007 increased to $124.1 million from $102.4 million in the second quarter of Fiscal 2006, an increase of 21%. The operating income rate (operating income divided by net sales) was 15.4% for the second quarter of Fiscal 2007 compared to 15.6% for the second quarter of Fiscal 2006.
Interest Income, Net and Income Tax Expense
Second quarter net interest income was $4.1 million in Fiscal 2007 compared to $2.8 million in the second quarter of Fiscal 2006. The increase in net interest income was due to higher interest rates and higher available investment balances during the second quarter of Fiscal 2007 compared to the second quarter of Fiscal 2006.
The effective tax rate for the thirteen weeks ended August 4, 2007 was 36.6% as compared to 37.5% for the Fiscal 2006 comparable period. The effective tax rates for the respective quarters of Fiscal 2007 and Fiscal 2006 both reflect the favorable impact from the settlement of tax audits.
The Company estimates that the annual effective tax rate for Fiscal 2007 will be approximately 38% as a result of the impact of discrete items that occurred during the first half of Fiscal 2007. This estimated tax rate may fluctuate as a result of discrete items that may occur in future periods and based upon the level of profit in various jurisdictions in which the Company operates.
Net Income and Net Income per Share
Net income for the second quarter of Fiscal 2007 was $81.3 million versus $65.7 million for the second quarter of Fiscal 2006, an increase of 24%. Net income per diluted weighted-average share outstanding for the second quarter of Fiscal 2007 was $0.88 versus $0.72 for the same period of Fiscal 2006.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2007 were $1.547 billion, an increase of 18% over net sales of $1.316 billion for the comparable period of Fiscal 2006. The net sales increase was attributed to the combination of the net addition of 104 stores, including the Abercrombie & Fitch London flagship store, a 54% increase in the direct-to-consumer business and the calendar shift due to Fiscal 2006 being a 53-week fiscal year, partially offset by a 3% decrease in comparable store sales.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 3%, abercrombie was flat, Hollister decreased 4% and RUEHL posted a 1% decrease. The female business in each concept continued to be more significant than the men’s. Year-to-date, womens, bettys and girls represented over 60% of net sales for each of their corresponding brands.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the year-to-date period of Fiscal 2007 were $89.1 million, an increase of 54% over the Fiscal 2006 comparable period net sales of $57.9 million. Shipping and handling revenue for the corresponding periods was $14.3 million in Fiscal 2007 and $9.2 million in Fiscal 2006. The total direct-to-consumer business accounted for 6.7% of net sales for the Fiscal 2007 year-to-date period compared to 5.1% in the Fiscal 2006 year-to-date period. This increase was driven by UK direct-to-consumer sales growth associated with the London store opening, enhancements made to the websites in the first quarter of Fiscal 2007, improved in-stock inventory availability and as a result of a targeted e-mail marketing strategy.
Gross Profit
Year-to-date gross profit in Fiscal 2007 was $1.041 billion compared to $885.2 million for the comparable period in Fiscal 2006. The gross profit rate for the year-to-date period of Fiscal 2007 was 67.3%, flat when compared to the Fiscal 2006 year-to-date rate.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2007 year-to-date period was $642.7 million compared to $528.8 million for the comparable period in Fiscal 2006. The stores and distribution expense rate was 41.5% compared to 40.2% in the corresponding period of Fiscal 2006. The increase in the rate resulted primarily from the Company’s inability to leverage rent and other fixed costs. Increases in variable costs were driven by higher minimum wage rates, increased store manager compensation and pre-opening costs associated with the Abercrombie & Fitch London flagship store. In addition, there were increased expenses associated with the operation of the second distribution center which opened during the fourth quarter of Fiscal 2006. These increases were partially offset by management of payroll hours and other controllable expenses, which the Company adjusted in response to negative sales trends during the season.
Distribution center productivity, as measured in UPH, increased by 8% during the year-to-date period of Fiscal 2007 as compared to the corresponding period of Fiscal 2006, reflecting greater efficiencies obtained in the second distribution center during the second quarter. With the two distribution centers fully operational, the Company expects the UPH level to continue to be higher than last year for the remainder of Fiscal 2007.

Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2007 year-to-date period was $188.6 million compared to $175.0 million during the same period in Fiscal 2006. The marketing, general and administrative expense rate was 12.2% compared to 13.3% for the year-to-date period of Fiscal 2006. The decrease in the rate was primarily due to reductions in legal, travel, and in-store marketing expenses. The decrease in the rate was also due to home office payroll expense, which was down slightly compared to Fiscal 2006, primarily as a result of a decrease in share-based compensation expense.
Other Operating Income, Net
Year-to-date other operating income for Fiscal 2007 was $7.4 million compared to $5.1 million for the comparable period of Fiscal 2006. The increase was primarily related to gift cards for which the Company has determined the likelihood of redemption to be remote and gains related to foreign currency transactions. The comparable year-to-date period in Fiscal 2006 included other operating income related to insurance reimbursements for a fire-damaged store and a store damaged by Hurricane Katrina.
Operating Income
For the Fiscal 2007 year-to-date period, operating income was $216.8 million compared to $186.4 million for the Fiscal 2006 comparable period, an increase of 16%. The operating income rate for the Fiscal 2007 year-to-date period was 14.0% compared to 14.2% for the Fiscal 2006 comparable period.
Interest Income, Net and Income Tax Expense
Year-to-date net interest income for Fiscal 2007 was $7.9 million compared to $5.9 million for the Fiscal 2006 comparable period. The increase in net interest income was due to higher interest rates during the first and second quarters of Fiscal 2007 and a higher available investment balance during the second quarter of Fiscal 2007 when compared to the Fiscal 2006 comparable period.
The effective tax rate for the twenty-six weeks ended August 4, 2007 was 37.1% as compared to 36.6% for the Fiscal 2006 comparable period. The effective tax rates for the respective year-to-date periods of Fiscal 2007 and 2006 both reflect the favorable impact from the settlement of tax audits.
Net Income and Net Income per Share
For the Fiscal 2007 year-to-date period, net income was $141.4 million compared to $122.0 million for the comparable period in Fiscal 2006, an increase of 16%. Fiscal 2007 year-to-date net income per diluted weighted-average share outstanding was $1.53 versus $1.34 for the comparable period of Fiscal 2006.

FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	August 4, 2007	February 3, 2007
Working capital	$563,466	$581,451

Capitalization:
Shareholders’ equity	$1,485,574	$1,405,297

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $154.1 million for the twenty-six weeks ended August 4, 2007 versus $81.8 million for the comparable period in Fiscal 2006. Cash was provided primarily by current year net income, adjusted for depreciation and amortization, share-based compensation charges and the collection of lessor construction allowances. Uses of cash consisted primarily of decreases in income taxes payable due to payments during the quarter.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and capital expenditures (see the discussion in “Capital Expenditures and Lessor Construction Allowances”) primarily related to new store construction, store remodels, the purchase of an airplane and other various store, home office and distribution center projects. As of August 4, 2007, the Company held $293.4 million of marketable securities with original maturities of greater than 90 days.
Financing Activities
Financing activities for the twenty-six week period ended August 4, 2007 consisted primarily of $79.0 million for the repurchase of treasury stock during the first quarter of Fiscal 2007, $30.8 million for the payment of two $0.175 per share quarterly dividends paid on March 27, 2007 and June 26, 2007 and $24.5 million received in connection with stock option exercises.
During the first quarter of Fiscal 2007, A&F repurchased approximately 1.0 million shares of A&F’s Common Stock. As of August 4, 2007, approximately 4.7 million shares were available for repurchase as part of the August 2005 A&F Board of Directors’ authorization to repurchase 6.0 million shares of A&F’s Common Stock.
Subsequent to August 4, 2007, A&F repurchased an aggregate of approximately 1.8 million shares of A&F’s outstanding Common Stock, having a value of approximately $140.2 million, pursuant to the August 2005 A&F Board of Directors’ authorization. As of September 11, 2007, A&F had approximately 2.9 million shares available to repurchase of the 6.0 million shares authorized by A&F’s Board of Directors in August 2005.

The Company has $250 million available (less outstanding letters of credit) under its Credit Agreement, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements, to support operations. Trade letters of credit totaling approximately $49.4 million and $48.8 million were outstanding on August 4, 2007 and February 3, 2007, respectively. No loans were outstanding on August 4, 2007 or February 3, 2007.
Standby letters of credit totaling approximately $4.6 million and $4.9 million were outstanding on August 4, 2007 and February 3, 2007. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2007. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
Off-Balance Sheet Arrangements
As of August 4, 2007, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. There have been no material changes in the Company’s contractual obligations since February 3, 2007, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and changes resulting from the adoption of FIN 48 as described in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
May 5, 2007	359	180	399	16	954
New	3	5	20	1	29
Remodels/Conversions (net activity)	1	1	—	—	2
Closed	(1)	—	—	—	(1)

August 4, 2007	362	186	419	17	984

Gross Square Feet (thousands)
May 5, 2007	3,173	801	2,651	149	6,774
New	22	27	148	10	207
Remodels/Conversions (net activity)	12	11	—	—	23
Closed	(10)	—	—	—	(10)

August 4, 2007	3,197	839	2,799	159	6,994

Average Store Size	8,831	4,511	6,680	9,353	7,108

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
April 29, 2006	348	161	327	10	846
New	—	4	23	—	27
Remodels/Conversions (net activity)	5	—	5	—	10
Closed	(2)	(1)	—	—	(3)

July 29, 2006	351	164	355	10	880

Gross Square Feet (thousands)
April 29, 2006	3,039	704	2,143	89	5,975
New	—	19	151	—	170
Remodels/Conversions (net activity)	62	—	35	—	97
Closed	(16)	(4)	—	—	(20)

July 29, 2006	3,085	719	2,329	89	6,222

Average Store Size	8,789	4,384	6,561	8,900	7,070

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Total
February 3, 2007	360	177	393	14		944
New	4	9	26	2		41
Remodels/Conversions (net activity)	—	—	—	1	(1)	1
Closed	(2)	—	—	—		(2)

August 4, 2007	362	186	419	17		984

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		6,693
New	47	44	195	20		306
Remodels/Conversions (net activity)	(4)	7	—	9	(1)	12
Closed	(17)	—	—	—		(17)

August 4, 2007	3,197	839	2,799	159		6,994

Average Store Size	8,831	4,511	6,680	9,353		7,108

(1)	Includes one RUEHL store reopened after being closed temporarily due to fire.

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
January 29, 2006	361	164	318	8	851
New	1	4	32	2	39
Remodels/Conversions (net activity)	(6)	—	5	—	(1)
Closed	(5)	(4)	—	—	(9)

July 29, 2006	351	164	355	10	880

Gross Square Feet (thousands)
January 29, 2006	3,157	716	2,083	69	6,025
New	8	19	211	20	258
Remodels/Conversions (net activity)	(40)	—	35	—	(5)
Closed	(40)	(16)	—	—	(56)

July 29, 2006	3,085	719	2,329	89	6,222

Average Store Size	8,789	4,384	6,561	8,900	7,070

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $202.5 million and $184.0 million for the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively. Additionally, the non-cash accrual for construction in progress increased $12.6 million for the twenty-six week period ended August 4, 2007 compared to an increase of $42.2 million for the twenty-six week period ended July 29, 2006. Capital expenditures related primarily to new store construction, remodels and other store related projects. The balance of capital expenditures related to various home office and distribution center projects and, in Fiscal 2007, the purchase of an airplane.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the twenty-six week periods ended August 4, 2007 and July 29, 2006, the Company received $18.3 million and $20.9 million in construction allowances, respectively.
During Fiscal 2007, the Company anticipates capital expenditures between $395 million and $405 million. Approximately $220 million of this amount is to be allocated to new store construction and full store remodels. Approximately $60 million is expected to be allocated to refresh existing stores. a typical store refresh includes new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. Additionally, the store refresh at Hollister will include the addition of video walls and fixtures. Approximately $35 million was allocated to the acquisition of an airplane. The Company is planning approximately $85 million in capital expenditures at the home office related to new office buildings, information technology investment and new direct-to-consumer distribution and logistics systems.
By the end of Fiscal 2007, the Company plans to increase gross square footage by approximately 10% over Fiscal 2006, primarily through the addition of approximately six new Abercrombie & Fitch stores, 25 new abercrombie stores, 56 new Hollister stores and seven RUEHL stores. The Company plans to introduce its newest concept with the opening of four stores in January 2008.
During Fiscal 2007, the Company expects the average construction cost per square foot, net of construction allowances for new stores to be approximately $139, $166, $143 and $272 per store for Abercrombie & Fitch, abercrombie, Hollister and RUEHL, respectively. The Company has developed a new single level, smaller square footage store prototype for RUEHL. This prototype will be utilized for the remainder of Fiscal 2007 store openings. The Company expects that this will lower the total construction cost per RUEHL store.
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
The Company’s significant accounting policies can be found in the Notes to Consolidated Financial Statements (see Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007). The Company believes that the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition – The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sales transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $10.0 million, $8.9 million and $7.8 million at August 4, 2007, February 3, 2007 and July 29, 2006, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and at these times recognizes the remaining balance as other operating income. At August 4, 2007 and February 3, 2007, the gift card liability on the Company’s Consolidated Balance Sheet was $41.2 million and $65.0 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
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
Property and Equipment – Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from four to 15 years, or the life of the lease for leasehold improvements; and three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortizations are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.
Income Taxes – Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance has been provided in the prior year for losses related to the start-up costs associated with operations in foreign countries. No changes have been made to this valuation allowance in the second quarter of Fiscal 2007. No other valuation allowances have been provided for deferred tax assets because the Company believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.

Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments from intercompany loans of a long-term investment nature are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
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
Equity Compensation Expense – The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the term. The term represents the expected period of time the Company believes the stock options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of A&F’s Common Stock for the period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the term and volatility assumptions. Increases in term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 2 of the Notes to the Consolidated Financial Statements, being equal, a 10% increase in term would yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility would yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.
Recently Issued Accounting Pronouncements
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under Generally Accepted Accounting Principles and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS No. 157 will be effective for the Company on February 3, 2008, for Fiscal 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on the consolidated results of operations and consolidated financial condition.
In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company on February 3, 2008, for Fiscal 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 159 on the consolidated results of operations and consolidated financial condition.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2007 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
-	changes in consumer spending patterns and consumer preferences;

-	the impact of competition and pricing pressures;

-	disruptive weather conditions affecting consumers’ ability to shop;

-	unseasonal weather conditions affecting consumer preferences;

-	availability and market prices of key raw materials;

-	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

-	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

-	availability of suitable store locations on appropriate terms;

-	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

-	loss of services of skilled senior executive officers;

-	ability to hire, train and retain qualified associates; and

-	the effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments with original maturities of 90 days or less. The Company also holds investments in marketable securities, which consist primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale with original maturities greater than 90 days. These securities are consistent with the investment objectives contained within the investment policy established by A&F’s Board of Directors. The basic objectives of the investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing net after-tax yield.
Investments in municipal notes and bonds have early redemption provisions at predetermined prices. Taking these provisions into account, none of these investments extend beyond five years. The Company believes that a significant increase in interest rates could result in a material loss if the Company sells the investments prior to the early redemption provision. For the twenty-six week period ended August 4, 2007, there were no realized gains or losses. Net unrealized holding losses were approximately $0.8 million as of August 4, 2007.
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days.
As of August 4, 2007, the Company held approximately $293.4 million in available-for-sale securities classified as marketable securities.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of August 4, 2007, total assets held in the Rabbi Trust were $34.5 million, which included $17.7 million held in municipal notes and bonds, which are classified as available-for-sale, $15.7 million related to the cash surrender value of trust-owned life insurance policies and $1.1 million held in money market accounts. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above.
The Company does not enter into financial instruments for trading purposes.
As of August 4, 2007, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company has exposure to adverse changes in exchange rates associated with revenues and operating expenses of foreign operations, which are denominated in Euros, Canadian Dollars, Japanese Yen, Swiss Francs and British Pounds, but believes this exposure is immaterial to the Company’s consolidated results of operations and consolidated financial condition.
The Company’s market risk profile as of August 4, 2007 has not significantly changed since February 3, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of A&F, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Company’s management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 4, 2007. Based upon that evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 4, 2007 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A& F is a defendant in lawsuits arising in the ordinary course of business.
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
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. The defendants’ date to respond to the Complaint is September 14, 2007.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On August 9, 2007 the stay expired and, on September 10, 2007, the Company (1) moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and (2) requested the state court to stay proceedings until the federal court decides the Company’s motion to dismiss.

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel have cooperated fully with the SEC.
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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of August 4, 2007 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of August 4, 2007, 4,673,500 shares were available for repurchase as part of the August 16, 2005 A&F Board of Directors’ authorization to repurchase 6.0 million shares of A&F’s Common Stock. Neither A&F nor any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any of A&F’s Common Stock during the thirteen week period ended August 4, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 13, 2007, A&F held its Annual Meeting of Shareholders (the “Annual Meeting”) at Abercrombie & Fitch’s executive offices located at 6301 Fitch Path, New Albany, Ohio. At the close of business on the April 17, 2007 record date, 87,762,791 shares of Common Stock were outstanding and entitled to vote. At the Annual Meeting, 74,166,452, or 84.50% of the outstanding shares of Common Stock entitled to vote, were represented by proxy or in person. At the Annual Meeting, Messrs. John A. Golden and Edward F. Limato were re-elected to A&F’s Board of Directors, each to serve for a three-year term expiring in 2010. The vote on proposals was as follows:
Proposal 1 — Election of Directors

		Votes	Broker Non-
	Votes For	Withheld	Votes

John A. Golden	67,808,072	6,358,380	—
Edward F. Limato	72,912,633	1,253,819	—
In addition, directors whose term of office continued after the Annual Meeting were: Russell M. Gertmenian, Archie M. Griffin, Allan A. Tuttle, James B. Bachmann, Lauren J. Brisky, Michael S. Jeffries and John W. Kessler.
Proposal 2 — Approval of Abercrombie & Fitch Co. Incentive Compensation Performance Plan

				Broker
	Votes For	Votes Against	Abstain	Non-Votes

Beneficial Holders of Common Stock	64,840,422	1,828,167	565,502	6,872,335
Registered Holders of Common Stock	41,126	14,059	4,841	—
Proposal 3 — Approval of Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan

				Broker
	Votes For	Votes Against	Abstain	Non-Votes

Beneficial Holders of Common Stock	36,887,518	29,758,973	587,600	6,872,335
Registered Holders of Common Stock	40,951	13,948	5,127	—
Proposal 4 — Ratification of Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company

				Broker
	Votes For	Votes Against	Abstain	Non-Votes

Beneficial Holders of Common Stock	73,500,677	77,475	528,274	—
Registered Holders of Common Stock	57,258	2,038	730	—

ITEM 6. EXHIBITS
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

10.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, National City Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.3	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

10.4	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).

10.5	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.10	Trust Agreement, dated as of October 16, 2006, among A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.11	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.12	Form of Stock Option Agreement to be used to evidence the grant of nonstatutory stock options to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.13	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term

Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.14	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 11, 2007	By	/s/ MICHAEL W. KRAMER
Michael W. Kramer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.