Form 10-Q
period 2007-11-03
ABERCROMBIE & FITCH CO /DE/
filed 2007-12-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 7, 2007

$.01 Par Value	86,152,517 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

NET SALES	$973,930	$863,448	$2,520,878	$2,179,415

Cost of Goods Sold	328,887	295,250	835,128	726,043

GROSS PROFIT	645,043	568,198	1,685,750	1,453,372

Stores and Distribution Expense	355,770	308,456	998,425	837,302
Marketing, General and Administrative Expense	103,996	97,167	292,611	272,206
Other Operating Income, Net	(1,310)	(266)	(8,715)	(5,392)

OPERATING INCOME	186,587	162,841	403,429	349,256

Interest Income, Net	(4,618)	(3,252)	(12,472)	(9,183)

INCOME BEFORE INCOME TAXES	191,205	166,093	415,901	358,439

Provision for Income Taxes	73,620	64,062	156,960	134,445

NET INCOME	$117,585	$102,031	$258,941	$223,994

NET INCOME PER SHARE:
BASIC	$1.35	$1.16	$2.96	$2.55
DILUTED	$1.29	$1.11	$2.82	$2.44

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,895	88,106	87,623	87,982
DILUTED	91,133	92,146	91,937	91,675

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$4,731	$469	$9,148	$579

Unrealized (Loss) Gain on Available-For-Sale Securities, net of taxes of ($3) and $207 for the thirteen week periods ended November 3, 2007 and October 28, 2006, respectively, and ($61) and ($6) for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively	(5)	309	(97)	(14)

	$4,726	$778	$9,051	$565

COMPREHENSIVE INCOME	$122,311	$102,809	$267,992	$224,559

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	November 3, 2007	February 3, 2007

ASSETS
CURRENT ASSETS:
Cash and Equivalents	$83,514	$81,959
Marketable Securities	277,704	447,793
Receivables	65,282	43,240
Inventories	407,123	427,447
Deferred Income Taxes	35,369	33,170
Other Current Assets	73,293	58,469

TOTAL CURRENT ASSETS	942,285	1,092,078

PROPERTY AND EQUIPMENT, NET	1,286,606	1,092,282

OTHER ASSETS	80,247	63,707

TOTAL ASSETS	$2,309,138	$2,248,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$171,003	$100,919
Outstanding Checks	26,209	27,391
Accrued Expenses	260,453	260,219
Deferred Lease Credits	37,489	35,423
Income Taxes Payable	20,773	86,675

TOTAL CURRENT LIABILITIES	515,927	510,627

LONG-TERM LIABILITIES:
Deferred Income Taxes	18,176	30,394
Deferred Lease Credits	216,481	203,943
Other Liabilities	152,836	97,806

TOTAL LONG-TERM LIABILITIES	387,493	332,143

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of November 3, 2007 and February 3, 2007	1,033	1,033
Paid-In Capital	310,758	289,732
Retained Earnings	1,851,531	1,646,290
Accumulated Other Comprehensive Income (Loss)	8,057	(994)

Treasury Stock, at Average Cost - 17,252 and 15,000 shares at November 3, 2007 and February 3, 2007, respectively	(765,661)	(530,764)

TOTAL SHAREHOLDERS’ EQUITY	1,405,718	1,405,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,309,138	$2,248,067

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006

OPERATING ACTIVITIES:
Net Income	$258,941	$223,994

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	134,155	104,979
Amortization of Deferred Lease Credits	(27,911)	(25,510)
Share-Based Compensation	22,068	28,717
Tax Benefit from Share-Based Compensation	17,605	4,239
Excess Tax Benefit from Share-Based Compensation	(14,214)	(2,972)
Deferred Taxes	(14,417)	(9,899)
Loss on Disposal of Assets and Non-Cash Charge for Asset Impairment	7,042	6,034
Lessor Construction Allowances	29,763	32,940
Foreign Currency Gain	(965)	—
Changes in Assets and Liabilities:
Inventories	28,204	(68,528)
Accounts Payable and Accrued Expenses	35,057	18,680
Income Taxes	(65,450)	(48,541)
Other Assets and Liabilities	5,012	5,376

NET CASH PROVIDED BY OPERATING ACTIVITIES	414,890	269,509

INVESTING ACTIVITIES:
Capital Expenditures	(303,091)	(302,852)
Purchases of Marketable Securities	(911,542)	(1,008,143)
Proceeds from Sales of Marketable Securities	1,082,499	1,088,429

NET CASH USED FOR INVESTING ACTIVITIES	(132,134)	(222,566)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	35,874	9,541
Excess Tax Benefit from Share-Based Compensation	14,214	2,972
Purchase of Treasury Stock	(287,915)	—
Change in Outstanding Checks and Other	(1,878)	1,507
Dividends Paid	(46,254)	(46,184)

NET CASH USED FOR FINANCING ACTIVITIES	(285,959)	(32,164)

EFFECT OF EXCHANGE RATE ON CASH	4,758	—

NET INCREASE IN CASH AND EQUIVALENTS:	1,555	14,779
Cash and Equivalents, Beginning of Year	81,959	50,687

CASH AND EQUIVALENTS, END OF PERIOD	$83,514	$65,466

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$23,399	$53,340

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as the “Company”), is a specialty retailer of high quality, casual apparel for men, women and kids with an active, youthful lifestyle. The business was established in 1892.

The accompanying condensed consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect the assets, liabilities, results of operations and cash flows.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the 52-week fiscal year that will end on February 2, 2008, and to “Fiscal 2006” represent the 53-week fiscal year that ended February 3, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determined its operating segments on the same basis it uses internally to evaluate performance. The operating segments identified by the Company — Abercrombie & Fitch, abercrombie, Hollister and RUEHL — have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international sales for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 were not material and therefore are not reported separately from domestic revenues.

The condensed consolidated financial statements as of November 3, 2007 and for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2007.

In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. See Note 8 for information about the adoption of FIN 48.

The condensed consolidated financial statements as of November 3, 2007 and for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the condensed consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation related to stock options to be measured based on estimated fair values at the date of grant using an option-pricing model.

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Stores and distribution expense	$530	$750	$1,056	$1,806
Marketing, general and administrative expense	8,178	7,368	21,012	26,911

Share-based compensation expense	$8,708	$8,118	$22,068	$28,717

The Company also recognized $3.5 million and $8.6 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, and $3.1 million and $9.6 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended October 28, 2006, respectively.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjustments for forfeitures during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 was immaterial.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option exercises and restricted stock unit vestings from treasury stock. As of November 3, 2007, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares.

     Fair Value Estimates
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term. Estimates of expected term, which represents the period of time the Company expects the stock options will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option. The Company calculates volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
The weighted-average estimated fair value of stock options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, as well as the assumptions used in calculating such values on the date of grant, were as follows:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007		October 28, 2006
	Executive	Other	Executive	Other
	Officers	Associates	Officers	Associates
Exercise price	$74.02	$74.02	$58.22	$58.04

Fair value	$22.63	$22.63	$24.92	$20.67

Assumptions:

Price volatility	34%	34%	47%	42%
Expected term (years)	4	4	5	4
Risk-free interest rate	4.5%	4.5%	4.9%	4.9%
Dividend yield	1.0%	1.0%	1.2%	1.2%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant, adjusted for expected dividend payments during the vesting period.
Stock Option Activity
Below is the summary of stock option activity for the thirty-nine weeks ended November 3, 2007:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at February 3, 2007	8,804,724	$38.07
Granted	331,750	74.02
Exercised	(1,218,937)	28.91
Forfeited or cancelled	(82,625)	60.93

Outstanding at November 3, 2007	7,834,912	$40.78	$289,990,699	3.2

Options expected to vest as of November 3, 2007	586,751	$65.17	$7,408,101	8.6

Options exercisable at November 3, 2007	7,151,112	$38.41	$281,624,664	2.6

The total intrinsic value of stock options exercised during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $59.6 million and $11.9 million, respectively.

As of November 3, 2007, there was $13.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Unit Activity
Below is the summary of restricted stock unit activity for the thirty-nine weeks ended November 3, 2007:

		Weighted-Average Grant
Restricted Stock Units	Number of Shares	Date Fair Value
Non-vested at February 3, 2007	2,043,456	$40.65
Granted	698,900	$72.60
Vested	(279,220)	$49.69
Forfeited	(137,595)	$59.91

Non-vested at November 3, 2007	2,325,541	$47.66

The total fair value of restricted stock units granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $50.7 million and $33.6 million, respectively.
The total fair value of restricted stock units vested during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $13.9 million and $8.2 million, respectively.
As of November 3, 2007, there was $70.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.
3.	NET INCOME PER SHARE AND SHAREHOLDERS’ EQUITY

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(16,405)	(15,194)	(15,677)	(15,318)

Basic shares outstanding	86,895	88,106	87,623	87,982

Dilutive effect of stock options and restricted stock units	4,238	4,040	4,314	3,693

Diluted shares outstanding	91,133	92,146	91,937	91,675

Stock options to purchase approximately 18,000 and 119,000 shares of Common Stock during the thirteen week periods ended November 3, 2007 and October 28, 2006, respectively, and approximately 18,000 and 167,000 shares of Common Stock during the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, were outstanding, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive.

A&F repurchased approximately 2.6 million and 3.6 million shares of A&F’s Common Stock for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. As of November 3, 2007, approximately 2.0 million shares were available for repurchase as part of the A&F Board of Directors’ August 2005 authorization to repurchase 6.0 million shares of A&F’s Common Stock.
A&F did not repurchase any shares of A&F’s Common Stock during Fiscal 2006.
On November 20, 2007, the Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock. This authorization is in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available as of November 3, 2007 under the August 2005 repurchase authorization.
4.	INVESTMENTS

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. As of November 3, 2007, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade auction rate securities, all classified as available-for-sale and reported at fair market value, with maturities that range from seven days to 40 years.

The interest rates of auction rate securities reset through an auction process at predetermined periods ranging from seven to 49 days. Due to the frequent nature of the reset feature, the value of the investments at the balance sheet date approximates their fair market value; therefore, there are no realized or unrealized gains or losses associated with these marketable securities.

The Company held $277.7 million and $447.8 million in marketable securities as of November 3, 2007 and February 3, 2007, respectively.

The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of November 3, 2007, total assets held in the Rabbi Trust were $35.7 million, which included $17.9 million of available-for-sale municipal notes and bonds, trust-owned life insurance policies with a cash surrender value of $16.5 million and $1.3 million held in money market accounts. As of February 3, 2007, total assets held in the Rabbi Trust were $33.5 million, which included $18.3 million of money market accounts and $15.3 million related to the cash surrender value of trust-owned life insurance policies. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value in other assets on the Condensed Consolidated Balance Sheets and are restricted as to their use as noted above.

Municipal notes and bonds may have early redemption provisions at predetermined prices. There were $0.4 million in realized losses for the thirteen and thirty-nine week periods ended November 3, 2007 and no realized gains or losses for the thirteen and thirty-nine week periods ended October 28, 2006. Net unrealized holding losses were approximately $0.8 million and $0.7 million as of November 3, 2007 and February 3, 2007, respectively.

5.	INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $407.1 million, $427.4 million and $431.0 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The markdown reserve was $36.9 million, $6.8 million and $28.5 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively. The inventory valuation at February 3, 2007 primarily reflects the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Fall season.

Further, as part of inventory valuation, inventory shrink estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $4.7 million, $7.7 million and $5.4 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	November 3, 2007	February 3, 2007
Property and equipment, at cost	$1,981,448	$1,669,053
Accumulated depreciation and amortization	(694,842)	(576,771)

Property and equipment, net	$1,286,606	$1,092,282

7.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	November 3, 2007	February 3, 2007
Deferred lease credits	$465,795	$423,390
Amortized deferred lease credits	(211,825)	(184,024)

Total deferred lease credits, net	$253,970	$239,366

8.	INCOME TAXES

The provision for income tax is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of discrete items. The effective tax rate for the thirteen weeks ended November 3, 2007 was 38.5% compared to 38.6% for the Fiscal 2006 comparable period. The effective tax rate for the thirty-nine weeks ended November 3, 2007 was 37.7% compared to 37.5% for the Fiscal 2006 comparable period.

Cash payments of income taxes made during the thirteen weeks ended November 3, 2007 and October 28, 2006 were approximately $57.9 million and $46.8 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 were approximately $188.2 million and $190.7 million, respectively.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the Company’s adoption of FIN 48 on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 (excluding interest and penalties) were $29.6 million, which were reclassified from current income taxes payable to other long- term liabilities. These amounts, if recognized, would affect the Company’s effective tax rate.

The statute of limitations for income tax examinations by the Internal Revenue Service has expired for the fiscal years prior to the fiscal year ending January 29, 2005. The Company files income tax returns in various state, local and foreign jurisdictions with varying statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s policy did not change as a result of adopting FIN 48. The total amount of interest and penalties accrued on February 4, 2007, the date of adoption, was $7.3 million.

As of November 3, 2007, the amount of unrecognized tax benefits had not materially changed from the date of adoption of FIN 48. The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

9.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Credit Agreement”). The primary purposes of the Credit Agreement are for trade and stand-by letters of credit and working capital. The Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Credit Agreement are based on the leverage ratio of the Company’s total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Credit Agreement contains limitations, subject to negotiated carve-outs, on indebtedness, liens, sale-leaseback transactions, significant corporate changes (including mergers and acquisition transactions with third parties), investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Credit Agreement has a maturity date of December 15, 2009. Letters of credit totaling approximately $91.1 million and $53.7 million were outstanding under the Credit Agreement on November 3, 2007 and February 3, 2007, respectively. No borrowings were outstanding under the Credit Agreement on November 3, 2007 or February 3, 2007.

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

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions were consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases.

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

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In November 2007, the FASB authorized its staff to draft a proposed FASB Staff Position (“Proposed FSP”) that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. If the Proposed FSP is approved, SFAS No. 157 will be effective for the Company on February 3, 2008, for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis and on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on the consolidated results of operations and consolidated financial condition.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of November 3, 2007, and the related condensed consolidated statements of net income and comprehensive income for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2007 and October 28, 2006. These interim financial statements are the responsibility of the Company’s management.
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
December 11, 2007

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
For purposes of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the thirteen and thirty-nine week periods ended November 3, 2007 are compared to the thirteen and thirty-nine week periods ended October 28, 2006, except for comparable store sales results, which compare the thirteen and thirty-nine week periods ended November 3, 2007 to the thirteen and thirty-nine week periods ended November 4, 2006.
The Company operates four brands: Abercrombie & Fitch, a fashion-oriented casual apparel business directed at 18 to 22 year-old collegiate men and women with a youthful lifestyle; abercrombie, a fashion-oriented casual apparel brand in the tradition of Abercrombie & Fitch style and quality, targeted at seven to 14 year-old boys and girls; Hollister, a West Coast-oriented lifestyle brand targeted at 14 to 17 year-old high school guys (“dudes”) and girls (“bettys”), at lower price points than Abercrombie & Fitch; and RUEHL, a fashion-oriented mix of traditional casual and trend fashion including high quality clothing, leather goods and lifestyle accessories, targeted at 22 to 35 year-old modern-minded, post-college consumers. In addition to predominantly mall-based store locations, Abercrombie & Fitch, abercrombie and Hollister also offer websites where products comparable to those carried at the stores can be purchased. RUEHL offers a website where handbags, cologne and perfume can be purchased.
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2007, net sales increased 13% to $973.9 million from $863.4 million in the third quarter of Fiscal 2006. Operating income increased to $186.6 million in the third quarter of Fiscal 2007 from $162.8 million in the third quarter of Fiscal 2006. Net income increased to $117.6 million in the third quarter of Fiscal 2007 compared to $102.0 million in the third quarter of Fiscal 2006. Net income per diluted weighted-average share increased 16% to $1.29 in the third quarter of Fiscal 2007 compared to $1.11 in the third quarter of Fiscal 2006.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s statements of income for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	33.8%	34.2%	33.1%	33.3%

GROSS PROFIT	66.2%	65.8%	66.9%	66.7%

Stores and Distribution Expense	36.5%	35.7%	39.6%	38.4%
Marketing, General and Administrative Expense	10.7%	11.3%	11.6%	12.5%
Other Operating Income, Net	(0.1)%	(0.0)%	(0.3)%	(0.2)%

OPERATING INCOME	19.2%	18.9%	16.0%	16.0%
Interest Income, Net	(0.5)%	(0.4)%	(0.5)%	(0.4)%

INCOME BEFORE INCOME TAXES	19.6%	19.2%	16.5%	16.4%
Provision for Income Taxes	7.6%	7.4%	6.2%	6.2%

NET INCOME	12.1%	11.8%	10.3%	10.3%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended November 3, 2007 to the thirteen and thirty-nine week periods ended October 28, 2006, except for comparable store sales information, which compares the thirteen and thirty-nine week periods ended November 3, 2007 to the thirteen and thirty-nine week periods ended November 4, 2006. The financial and statistical information related to net sales reflects the impact of the calendar shift due to Fiscal 2006 being a 53-week fiscal year:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November	October		November	October 28,
	3, 2007	28, 2006	% Change	3, 2007	2006	% Change

Net sales by brand (in thousands)	$973,930	$863,448	13%	$2,520,878	$2,179,415	16%
Abercrombie & Fitch	$419,267	$382,136	10%	$1,116,495	$1,011,112	10%
abercrombie	$127,571	$109,129	17%	$311,198	$261,334	19%
Hollister	$414,488	$364,034	14%	$1,058,586	$886,396	19%
RUEHL*	$12,604	$8,149	55%	$34,599	$20,573	68%

Increase (decrease) in comparable store sales**	1%	5%		(1)%	4%
Abercrombie & Fitch	3%	1%		(1)%	(2)%
abercrombie	3%	8%		1%	15%
Hollister	(1)%	8%		(3)%	8%
RUEHL	(7)%	20%		(3)%	20%

Retail sales increase attributable to new and remodeled stores, websites and catalogue***	12%	17%		17%	16%

Net retail sales per average store (in thousands)	$905	$916	(1)%	$2,416	$2,339	3%
Abercrombie & Fitch	$1,057	$1,002	5%	$2,827	$2,659	6%
abercrombie	$599	$610	(2)%	$1,538	$1,463	5%
Hollister	$925	$974	(5)%	$2,466	$2,442	1%
RUEHL*	$689	$798	(14)%	$2,058	$1,949	6%

Net retail sales per average gross square foot	$128	$129	(1)%	$340	$331	3%
Abercrombie & Fitch	$120	$114	5%	$320	$303	6%
abercrombie	$132	$139	(5)%	$342	$333	3%
Hollister	$138	$148	(7)%	$370	$372	(1)%
RUEHL*	$74	$89	(17)%	$220	$218	1%

Transactions per average retail store	12,968	13,326	(3)%	37,510	37,153	1%
Abercrombie & Fitch	12,188	12,540	(3)%	35,368	35,956	(2)%
abercrombie	8,362	8,625	(3)%	23,426	22,819	3%
Hollister	15,933	16,382	(3)%	46,225	45,575	1%
RUEHL*	8,174	8,986	(9)%	26,033	22,858	14%

Average retail transaction value	$69.81	$68.71	2%	$64.42	$62.95	2%
Abercrombie & Fitch	$86.71	$79.90	9%	$79.92	$73.94	8%
abercrombie	$71.65	$70.72	1%	$65.65	$64.12	2%
Hollister	$58.05	$59.48	(2)%	$53.35	$53.57	nm
RUEHL	$84.32	$88.79	(5)%	$79.06	$85.27	(7)%

Average units per retail transaction	2.48	2.42	2%	2.45	2.37	3%
Abercrombie & Fitch	2.39	2.28	5%	2.39	2.27	5%
abercrombie	2.94	2.95	nm	2.90	2.82	3%
Hollister	2.43	2.40	1%	2.39	2.34	2%
RUEHL	2.44	2.53	(4)%	2.54	2.54	nm

Average unit retail sold	$28.15	$28.39	(1)%	$26.29	$26.56	(1)%
Abercrombie & Fitch	$36.28	$35.04	4%	$33.44	$32.57	3%
abercrombie	$24.37	$23.97	2%	$22.64	$22.74	nm
Hollister	$23.89	$24.78	(4)%	$22.32	$22.89	(2)%
RUEHL	$34.56	$35.09	(2)%	$31.13	$33.57	(7)%

*	Net sales for RUEHL, and the related statistics, reflect the activity of 20 stores open as of November 3, 2007 and 11 stores open as of October 28, 2006. As a result, year-over-year comparisons may not be meaningful.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

***	The retail sales increase in Fiscal 2007 also reflects the impact of the calendar shift due to Fiscal 2006 being a 53-week year.

CURRENT TRENDS AND OUTLOOK
During the third quarter of Fiscal 2007, the Company delivered year over year earnings growth which was primarily driven by increased sales across all brands, an increased gross profit rate, and a lower marketing, general and administrative expense rate. The increase in gross profit rate can be attributed to a higher initial mark up rate coupled with a lower merchandise shrink rate, partially offset by an increased markdown rate.
Currently, the Company is focused on expanding the Abercrombie and Fitch brand internationally and the Hollister brand both domestically and internationally. Expansion is currently planned in Canada for both the Abercrombie and Fitch and Hollister brands and in the United Kingdom for the Hollister brand. Construction is currently underway for the Abercrombie and Fitch flagship in Tokyo’s Ginza district, with a planned opening in late 2009. Opportunities are also being assessed for the Abercrombie and Fitch and Hollister brands in continental Europe and other international locations.
As a result of the historical success of the Company’s domestic brands, as well as the substantial success of the Abercrombie and Fitch’s and Hollister’s existing international store and internet business, the Company currently views international expansion as relatively low risk from a brand acceptance perspective. Canadian Abercrombie and Fitch and Hollister stores continue to generate three times the sales and operating margin dollars compared with the average United States store. The Abercrombie and Fitch New York flagship, which is heavily shopped by European tourists, is projected to surpass $100 million in total annual sales. The Abercrombie and Fitch London flagship continues to produce sales per selling square foot similar to that of the Abercrombie and Fitch New York flagship. Both the Hollister and Abercrombie and Fitch stores in Hawaii are among the top performing stores in the chain, driven by strong business from Japanese tourists. Finally, international direct-to-consumer sales increased by 75% from the third quarter of Fiscal 2006 in both Abercrombie and Fitch and Hollister.
In addition to expanding the Abercrombie and Fitch and Hollister brands, the Company launched the RUEHL website (www.RUEHL.com) in the third quarter of Fiscal 2007. The website offers handbags and fragrance for purchase and it allows customers to view a photo gallery of featured products, search for store locations and register to receive e-mail announcements. It is expected an assortment of men’s and women’s casual apparel, jeans, outerwear and gift cards will be offered through the RUEHL website in Spring 2008. Although the Company has made substantial progress in improving the gross margin, operating expense margin and store construction cost profile of RUEHL, the brand will not achieve profitability in the fourth quarter of Fiscal 2007, as previously anticipated, unless the sales trend exhibited in the third quarter improves significantly.
The Company’s plan to introduce its fifth concept with the opening of four stores in January 2008 remains on schedule.
The Company ended the third quarter of Fiscal 2007 with a decrease in inventory per square foot, at cost, of approximately 15% compared to the third quarter of Fiscal 2006. The Company expects the fourth quarter of Fiscal 2007 inventory per square foot, at cost, to decrease at a rate equal to or slightly higher than that in the third quarter. Those results reflect a continued reduction in inventory levels, primarily in the basic inventory category.
The Company continues to make progress on numerous information technology initiatives. Specifically, major implementations in planning, merchandising and allocation systems over the next year should generate efficiencies and process improvements to enhance the ability to effectively execute the Company’s growth strategy.

THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2007 were $973.9 million, an increase of 13% over net sales of $863.4 million during the third quarter of Fiscal 2006. The net sales increase was attributed to a combination of the net addition of 102 stores, including the Abercrombie & Fitch London flagship, a 48% increase in the direct-to-consumer business and a 1% increase in comparable store sales, partially offset by the impact of the calendar shift due to Fiscal 2006 being a 53-week fiscal year.
Abercrombie & Fitch comparable store sales increased 3% with men’s comparable store sales increasing by a high single-digit and women’s comparable store sales decreasing by a low single-digit. At abercrombie, comparable store sales increased 3% with boys and girls posting low single-digit increases. In Hollister, comparable store sales decreased 1% with dudes posting a high single-digit increase and bettys declining by a mid single-digit. RUEHL comparable store sales decreased 7% with women’s comparable store sales decreasing by a high single-digit and men’s comparable store sales decreasing by a low double-digit.
Domestically, comparable store sales were strongest in the Northeast region and the tax-free holiday impacted states of Florida and Texas. Comparable store sales were weakest in the West and Midwest regions.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the third quarter of Fiscal 2007 were $61.3 million, an increase of 48% over Fiscal 2006 third quarter net sales of $41.3 million. Shipping and handling revenue for the third quarter of Fiscal 2007 was $9.2 million compared to $5.9 million for the corresponding period in Fiscal 2006. The total direct-to-consumer business accounted for 7.2% of net sales in the third quarter of Fiscal 2007 compared to 5.5% in the third quarter of Fiscal 2006. This increase was driven by store expansion, both domestically and internationally, improved in-stock inventory availability and increased sales as a result of a targeted e-mail marketing strategy and improved website functionality.
Gross Profit
Gross profit for the third quarter of Fiscal 2007 was $645.0 million compared to $568.2 million for the comparable period in Fiscal 2006. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2007 was 66.2%, up 40 basis points from the third quarter of Fiscal 2006 rate of 65.8%. The increase in the gross profit rate was primarily driven by a higher initial markup (“IMU”) rate and a lower merchandise shrink rate, partially offset by a higher markdown rate.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2007 was $355.8 million compared to $308.5 million for the comparable period in Fiscal 2006. For the third quarter of Fiscal 2007, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 36.5% compared to 35.7% in the third quarter of Fiscal 2006. The increase in the rate resulted primarily from increased store-related expenses, including minimum wage and store manager salary increases, as well as higher store fixed costs and store packaging expenses. Direct-to-consumer order processing expenses were also higher as a percentage of total Company sales compared with last year due to the sales growth rate of direct-to-consumer sales exceeding the sales growth rate of the total Company.
Distribution center productivity, as measured in units processed per labor hour (“UPH”), increased by 13% during the third quarter of Fiscal 2007 as compared to the third quarter of Fiscal 2006, reflecting greater efficiencies in operating the second distribution center.

Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2007 was $104.0 million compared to $97.2 million during the same period in Fiscal 2006. For the third quarter of Fiscal 2007, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.7% compared to 11.3% for the third quarter of Fiscal 2006. The decrease in the rate was primarily due to reductions in travel, in-store marketing expenses and the use of outside services.
Other Operating Income, Net
Third quarter other operating income for Fiscal 2007 was $1.3 million compared to $0.3 million for the third quarter of Fiscal 2006. The increase relates to favorable foreign currency gains resulting from remeasurement of foreign inter-company loans and foreign held cash accounts for the Company’s Swiss and United Kingdom operations in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS No. 52”).
Operating Income
Operating income for the third quarter of Fiscal 2007 increased to $186.6 million from $162.8 million in the third quarter of Fiscal 2006, an increase of 15%. The operating income rate (operating income divided by net sales) was 19.2% for the third quarter of Fiscal 2007 compared to 18.9% for the third quarter of Fiscal 2006.
Interest Income, Net and Income Tax Expense
Third quarter net interest income was $4.6 million in Fiscal 2007 compared to $3.3 million in the third quarter of Fiscal 2006. The increase in net interest income was due to higher interest rates and higher investment balances during the third quarter of Fiscal 2007 compared to the third quarter of Fiscal 2006.
The effective tax rate for the thirteen weeks ended November 3, 2007 was 38.5% as compared to 38.6% for the Fiscal 2006 comparable period.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2007 was $117.6 million versus $102.0 million for the third quarter of Fiscal 2006, an increase of 15%. Net income per diluted weighted-average share outstanding for the third quarter of Fiscal 2007 was $1.29 versus $1.11 for the same period of Fiscal 2006.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2007 were $2.521 billion, an increase of 16% over net sales of $2.179 billion for the comparable period of Fiscal 2006. The net sales increase was attributed to the combination of the net addition of 102 stores, including the Abercrombie & Fitch London flagship, a 51% increase in the direct-to-consumer business and the calendar shift due to Fiscal 2006 being a 53-week fiscal year, partially offset by a 1% decrease in comparable store sales.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 1%, abercrombie increased 1%, Hollister decreased 3% and RUEHL posted a 3% decrease. The female business in each concept continued to be more significant than the male business. Year-to-date, womens, bettys and girls represented over 60% of net sales for each of their corresponding brands.
Net direct-to-consumer merchandise sales through the Company’s websites and catalogue for the year-to-date period of Fiscal 2007 were $150.3 million, an increase of 51% over the Fiscal 2006 comparable period net sales of $99.3 million. Shipping and handling revenue for the corresponding periods was $23.5 million in Fiscal 2007 and $15.2 million in Fiscal 2006. The total direct-to-consumer business accounted for 6.9% of net sales for the Fiscal 2007 year-to-date period compared to 5.3% in the Fiscal 2006 year-to-date period. This increase was driven by store expansion, both domestically and internationally, improved website functionality, improved in-stock inventory availability and increased sales due to a targeted e-mail marketing strategy.
Gross Profit
Year-to-date gross profit in Fiscal 2007 was $1.686 billion compared to $1.453 billion for the comparable period in Fiscal 2006. The gross profit rate for the year-to-date period of Fiscal 2007 was 66.9%, up 20 basis points compared to the Fiscal 2006 year-to-date rate of 66.7%. The increase in the gross profit rate was driven primarily by a higher IMU rate, partially offset by a higher markdown rate.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2007 year-to-date period was $998.4 million compared to $837.3 million for the comparable period in Fiscal 2006. The stores and distribution expense rate was 39.6% compared to 38.4% in the corresponding period of Fiscal 2006. The increase in the rate resulted primarily from store payroll, including minimum wage and store manager salary increases, higher store fixed costs and store packaging and supply expenses.
Distribution center productivity, as measured in UPH, increased by 8% during the year-to-date period of Fiscal 2007 as compared to the corresponding period of Fiscal 2006, reflecting greater efficiencies obtained in the second distribution center during Fiscal 2007. With the two distribution centers fully operational, the Company expects the UPH level to continue to increase for the remainder of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2007 year-to-date period was $292.6 million compared to $272.2 million during the same period in Fiscal 2006. The marketing, general and administrative expense rate was 11.6% compared to 12.5% for the year-to-date period of Fiscal 2006. The decrease in the rate was primarily due to reductions in the use of outside services, travel, and in-store marketing expenses, partially offset by increases in home office payroll expense.

Other Operating Income, Net
Year-to-date other operating income for Fiscal 2007 was $8.7 million compared to $5.4 million for the comparable period of Fiscal 2006. The increase was primarily related to gift cards for which the Company has determined the likelihood of redemption to be remote and gains related to foreign currency transactions. The comparable year-to-date period in Fiscal 2006 included other operating income related to insurance reimbursements for a fire-damaged store and a store damaged by Hurricane Katrina.
Operating Income
For the Fiscal 2007 year-to-date period, operating income was $403.4 million compared to $349.3 million for the Fiscal 2006 comparable period, an increase of 15%. The operating income rate for the Fiscal 2007 year-to-date period was 16.0%, which was flat to the Fiscal 2006 comparable period.
Interest Income, Net and Income Tax Expense
Year-to-date net interest income for Fiscal 2007 was $12.5 million compared to $9.2 million for the Fiscal 2006 comparable period. The increase in net interest income was due to higher interest rates during the first three quarters of Fiscal 2007 and a higher available investment balance during the second and third quarters of Fiscal 2007 when compared to the Fiscal 2006 comparable period.
The effective tax rate for the thirty-nine weeks ended November 3, 2007 was 37.7% as compared to 37.5% for the Fiscal 2006 comparable period. The effective tax rates for both year-to-date periods of Fiscal 2007 and Fiscal 2006 reflect the favorable impact from the settlement of tax audits.
Net Income and Net Income per Share
For the Fiscal 2007 year-to-date period, net income was $258.9 million compared to $224.0 million for the comparable period in Fiscal 2006, an increase of 16%. Fiscal 2007 year-to-date net income per diluted weighted-average share outstanding was $2.82 versus $2.44 for the comparable period of Fiscal 2006.

FINANCIAL CONDITION
Liquidity and Capital Resources
Cash provided by operating activities provides the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (in thousands):

	November 3, 2007	February 3, 2007

Working capital	$426,358	$581,451

Capitalization:
Shareholders’ equity	$1,405,718	$1,405,297

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $414.9 million for the thirty-nine weeks ended November 3, 2007 versus $269.5 million for the comparable period in Fiscal 2006. Cash was provided primarily by current year net income, adjusted for non-cash items including depreciation and amortization, amortization of deferred lease credits and share-based compensation charges, collection of lessor construction allowances, a reduction primarily in basic category inventory levels and an increase in accounts payable and accrued expenses. Uses of cash consisted primarily of decreases in income taxes payable due to payments during the quarter.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and capital expenditures (see the discussion in “Capital Expenditures and Lessor Construction Allowances”) primarily related to new store construction, store remodels, the purchase of an airplane and other various store, home office and distribution center projects. As of November 3, 2007, the Company held $277.7 million of marketable securities with original maturities of greater than 90 days.
Financing Activities
Financing activities for the thirty-nine week period ended November 3, 2007 consisted primarily of $287.9 million used for the repurchase of treasury stock during the first and third quarters of Fiscal 2007, $46.3 million used for the payment of three $0.175 per share quarterly dividends paid on March 27, 2007, June 26, 2007 and September 25, 2007 and $35.9 million in proceeds received in connection with stock option exercises.
A&F repurchased approximately 2.6 million and 3.6 million shares of A&F’s Common Stock for the thirteen and thirty-nine weeks ended November 3, 2007, respectively. As of November 3, 2007, approximately 2.0 million shares were available for repurchase as part of the A&F Board of Directors’ August 2005 authorization to repurchase 6.0 million shares of A&F’s Common Stock.
On November 20, 2007, the Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock. This authorization is in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available as of November 3, 2007 under the August 2005 repurchase authorization.

The Company has $250 million available (less outstanding letters of credit) under its Credit Agreement, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements, to support operations. Trade letters of credit totaling approximately $86.5 million and $48.8 million were outstanding on November 3, 2007 and February 3, 2007, respectively. No loans were outstanding on November 3, 2007 or February 3, 2007.
Standby letters of credit totaling approximately $4.6 million and $4.9 million were outstanding on November 3, 2007 and February 3, 2007, respectively. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2008. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company declares bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
Off-Balance Sheet Arrangements
As of November 3, 2007, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. There have been no material changes in the Company’s contractual obligations since February 3, 2007, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and changes resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Tax – An Interpretation of FASB Statement No. 109 (“FIN 48”), as described in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
August 4, 2007	362	186	419	17	984
New	—	12	15	3	30

Remodels/Conversions (net activity)	1	—	—	—	1
Closed	(1)	—	—	—	(1)

November 3, 2007	362	198	434	20	1,014

Gross Square Feet (thousands)
August 4, 2007	3,197	839	2,799	159	6,994
New	—	61	107	26	194
Remodels/Conversions (net activity)	10	—	—	—	10
Closed	(10)	—	—	—	(10)

November 3, 2007	3,197	900	2,906	185	7,188

Average Store Size	8,831	4,545	6,696	9,250	7,089

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Total
July 29, 2006	351	164	355	10	880
New	4	7	17	1	29
Remodels/Conversions (net activity)	3	—	—	—	3
Closed	—	—	—	—	—

October 28, 2006	358	171	372	11	912

Gross Square Feet (thousands)
July 29, 2006	3,085	719	2,329	89	6,222
New	30	34	119	11	194
Remodels/Conversions (net activity)	23	—	2	—	25
Closed	—	—	—	—	—

October 28, 2006	3,138	753	2,450	100	6,441

Average Store Size	8,765	4,404	6,586	9,091	7,063

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Total
February 3, 2007	360	177	393	14		944
New	4	21	41	5		71
Remodels/Conversions (net activity)	1	—	—	1	(1)	2
Closed	(3)	—	—	—		(3)

November 3, 2007	362	198	434	20		1,014

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		6,693
New	47	105	302	46		500
Remodels/Conversions (net activity)	6	7	—	9	(1)	22
Closed	(27)	—	—	—		(27)

November 3, 2007	3,197	900	2,906	185		7,188

Average Store Size	8,831	4,545	6,696	9,250		7,089

(1) Includes one RUEHL store reopened after being closed temporarily due to fire.

Store Activity	Abercrombie & Fitch		abercrombie	Hollister		RUEHL	Total
January 29, 2006	361		164	318		8	851
New	5		11	49		3	68
Remodels/Conversions (net activity)	(3	)(2)	—	5	(2)	—	2
Closed	(5)		(4)	—		—	(9)

October 28, 2006	358		171	372		11	912

Gross Square Feet (thousands)
January 29, 2006	3,157		716	2,083		69	6,025
New	37		53	330		31	451
Remodels/Conversions (net activity)	(16)		—	37		—	21
Closed	(40)		(16)	—		—	(56)

October 28, 2006	3,138		753	2,450		100	6,441

Average Store Size	8,765		4,404	6,586		9,091	7,063

(2) Includes one Abercrombie & Fitch and one Hollister store reopened after hurricane damage.

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $303.1 million and $302.9 million for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively. Additionally, the non-cash accrual for construction in progress increased $23.4 million for the thirty-nine week period ended November 3, 2007 compared to an increase of $53.3 million for the thirty-nine week period ended October 28, 2006. Capital expenditures related primarily to new store construction, remodels and other store related projects. The balance of capital expenditures in Fiscal 2006 and Fiscal 2007 related to various home office and distribution center projects and, in Fiscal 2007, the purchase of an airplane.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirty-nine week periods ended November 3, 2007 and October 28, 2006, the Company received $29.8 million and $32.9 million in construction allowances, respectively.
During Fiscal 2007, the Company anticipates capital expenditures between $395 million and $405 million. Approximately $220 million of this amount is to be allocated to new store construction and full store remodels. Approximately $60 million is expected to be allocated to refresh existing stores. A typical store refresh includes new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. Additionally, the store refresh at Hollister will include the addition of video walls and fixtures. Approximately $35 million was allocated to the acquisition of an airplane. The Company is planning approximately $85 million in capital expenditures at the home office related to new office buildings, information technology investments and new direct-to-consumer distribution and logistics systems.
By the end of Fiscal 2007, the Company plans to increase gross square footage by approximately 10% over Fiscal 2006, primarily through the addition of approximately six new Abercrombie & Fitch stores, 25 new abercrombie stores, 58 new Hollister stores, seven new RUEHL stores, and four stores of the Company’s new concept.
During Fiscal 2007, the Company expects the average construction cost per square foot, net of construction allowances, for new stores to be approximately $140, $171, $131 and $261 per store for Abercrombie & Fitch, abercrombie, Hollister and RUEHL, respectively. The RUEHL construction cost per square foot, net of construction allowances, excludes one standard U.S. RUEHL store that the Company believes is not representative of the costs the Company expects to incur for the remaining RUEHL stores planned in Fiscal 2007. The Company has developed a new single level, smaller square footage store prototype for RUEHL. This prototype will be utilized for the remainder of Fiscal 2007 store openings. The Company expects that this will lower the total construction cost per RUEHL store.
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

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.
The Company’s significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007. The Company believes that the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sales transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $9.0 million, $8.9 million and $7.7 million at November 3, 2007, February 3, 2007 and October 28, 2006, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and at these times recognizes the remaining balance as other operating income. At November 3, 2007 and February 3, 2007, the gift card liability on the Company’s condensed Consolidated Balance Sheets was $40.8 million and $65.0 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
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
Additionally, as part of inventory valuation, an inventory shrink estimate based on historical trends is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly.

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
Income Taxes — Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance was provided in Fiscal 2006 for losses related to the start-up costs associated with operations in foreign countries. No changes have been made to this valuation allowance in the third quarter of Fiscal 2007. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and FIN 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.

Foreign Currency Translation - The majority of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments from intercompany loans of a long-term investment nature are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
Contingencies — In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could differ from management estimates, and adjustments may be required. The Company accrues for expense items associated with its legal obligations including outstanding bills, expected defense costs and, if appropriate, settlements. Accruals are made for personnel, general litigation and intellectual property cases.
Equity Compensation Expense — The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of stock option grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represents the expected period of time the Company believes the stock options will be outstanding, are based on historical experience. Estimates of the expected future stock price volatility are based on the volatility of A&F’s Common Stock for the most recent historical period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in the expected term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in “Note 2. Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements, being equal, a 10% increase in the expected term would yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility would yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in the expected term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.

Recently Issued Accounting Pronouncements
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In November 2007, the FASB authorized its staff to draft a proposed FASB Staff Position (“ Proposed FSP”) that would partially defer the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. If the Proposed FSP is approved, SFAS No. 157 will be effective for the Company on February 3, 2008, for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis and on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on the consolidated results of operations and consolidated financial condition.
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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2007 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management or spokespeople:
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
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward- looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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
Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods ranging from seven to 49 days. The risk of a failed auction exists; however, the Company believes the risk is minimal based on the infrequent nature of such an event and the Company’s historical experience. As of November 3, 2007, the Company held approximately $277.7 million in available-for-sale auction rate securities, classified as marketable securities.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of November 3, 2007, total assets held in the Rabbi Trust were $35.7 million, which included $17.9 million of available-for-sale municipal notes and bonds, trust-owned life insurance policies with a cash surrender value of $16.5 million and $1.3 million held in money market accounts. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above.
There were $0.4 million in realized losses for the thirteen and thirty-nine week periods ended November 3, 2007 and no realized gains or losses for the thirteen and thirty-nine week periods ended October 28, 2006. Net unrealized holding losses were approximately $0.8 million as of November 3, 2007.
The Company does not enter into financial instruments for trading purposes.
As of November 3, 2007, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company has exposure to changes in currency exchange rates associated with foreign currency transactions, including inter-company transactions. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Swiss Francs and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation.
All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. The Company’s ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature.
The Company’s market risk profile as of November 3, 2007 has not changed significantly since February 3, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 3, 2007. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 3, 2007 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery. On December 10, 2007 the defendants reached an agreement in principle with plaintiffs’ counsel to settle those claims in the action which are alleged to have arisen before April 30, 2004. The agreement in principle is subject to integration into a written agreement, notice, hearing, and court approval before it can become effective. The agreement in principle does not affect claims which are alleged to have arisen in the period commencing on April 30, 2004.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of its Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases.

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC has requested information from A&F and certain of its current and former officers and directors. The Company and its personnel have cooperated fully with the SEC.
Management intends to defend the aforesaid matters vigorously, as appropriate. Management is unable to quantify the potential exposure of the aforesaid matters. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the claims.

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of November 3, 2007 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2006 filed on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended November 3, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share(1)	Programs(2)	Programs(3)
August 5 through September 1, 2007	1,775,100	$78.98	1,775,100	2,898,400
September 2 through October 6, 2007	869,200	$79.01	869,200	2,029,200
October 7 through November 3, 2007	—	$—	—	2,029,200

Total	2,644,300	$78.99	2,644,300	2,029,200

(1)	The average price paid per share includes broker commissions.

(2)	Shares were purchased pursuant to the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock announced by A&F on August 16, 2005.

(3)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s stock repurchase authorization announced on August 16, 2005. The shares may be purchased from time to time, depending on market conditions.
On November 21, 2007, A&F announced that on November 20, 2007, the A&F Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock. This authorization is in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available as of November 3, 2007 under the authorization announced on August 16, 2005.

ITEM 6. EXHIBITS
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

10.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, National City Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

10.3	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as

Borrower, A&F, as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

10.4	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).

10.5	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.10	Trust Agreement, dated as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.11	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.12	Form of Stock Option Agreement to be used to evidence the grant of nonstatutory stock options to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.13	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.14	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: December 11, 2007	By	/s/ MICHAEL W. KRAMER

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