Form 10-K
period 2008-02-02
ABERCROMBIE & FITCH CO /DE/
filed 2008-03-28
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-12107
ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

Delaware	31-1469076

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Fitch Path, New Albany, Ohio	43054

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 283-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 Par Value	New York Stock Exchange

Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☑ No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 3, 2007: $6,092,155,314.
Number of shares outstanding of the Registrant’s common stock as of March 26, 2008: 86,180,344 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 11, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.
General.
Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and websites selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. In addition, the Company operates stores under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women. As of February 2, 2008, the Company operated 1,035 stores in the United States, Canada and the United Kingdom.
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year; but, occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008; to “Fiscal 2006” represent the results of the 53-week fiscal year ended February 3, 2007; and to “Fiscal 2005” represent the 52-week fiscal year ended January 28, 2006. In addition, all references herein to “Fiscal 2008” represent the 52-week fiscal year that will end on January 31, 2009.
A&F makes available on its website, www.Abercrombie.com, under “Investors, SEC Filings” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as A&F’s definitive annual meeting proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials A&F files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
The Company has included its website addresses throughout this filing as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10-K.
Description of Operations.
Brands.
Abercrombie & Fitch. Targeted at 18 to 22 year-old males and females, the brand is rooted in East Coast traditions and Ivy League heritage. Abercrombie & Fitch is the essence of privilege and casual luxury. The Adirondacks supply a clean and rugged inspiration to this youthful All-American lifestyle. A combination of classic and sexy creates a charged atmosphere that is confident and just a bit provocative. Idolized and respected, Abercrombie & Fitch is timeless, and always cool.
abercrombie. Targeted at seven to 14 year-old boys and girls, the brand has the essence of privilege and prestigious East Coast prep schools. abercrombie directly follows in the footsteps of Abercrombie & Fitch. With an energetic attitude, abercrombie is popular, wholesome, and athletic. Rugged and casual with a vintage inspired style, abercrombie aspires to be like its older sibling, Abercrombie & Fitch. The perfect combination of maturity and mischief, abercrombie is the signature of All-American cool.

Hollister. Targeted at 14 to 18 year-old guys (“dudes”) and girls (“bettys”), Hollister is the fantasy of Southern California. It is the feeling of chilling on the beach with your great looking friends. Young, spirited, with a sense of humor, Hollister never takes itself too seriously. The laidback lifestyle and wholesome image combine to give Hollister an energy that’s effortlessly cool. Hollister brings Southern California to the world.
RUEHL. Targeted at 22 to 35 year-old men and women, RUEHL is the post-grad that has arrived in Greenwich Village, New York City to live the dream. Embracing its culture and artistic nature, RUEHL personifies a style that is inherently cool. Rooted in quality and tradition, RUEHL remains casual, authentic, and sexy. With sophistication and intelligence, RUEHL defines the aspirational New York City lifestyle.
Gilly Hicks. Targeted at 14 to 35 year-old women, Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly makes cute bras and underwear for the young, naturally beautiful and always confident girl. Classic and vibrant with a little tomboy sexiness, Gilly never takes herself too seriously. It’s the wholesome, All-American brand with a Sydney sensibility.
Each of the Company’s brands possess their own heritage and handwriting, but they share common elements and characteristics. The brands are classic, casual, confident, intelligent, privileged and possess a sense of humor.
Refer to the Financial Summary in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in ITEM 7 of this Annual Report on Form 10-K for information regarding net sales and other financial and operational data by brand.
In-Store Experience and Store Operations.
The Company views the customer’s in-store experience as the primary vehicle for communicating the spirit of each brand. The Company emphasizes five senses – 1) sight, 2) sound, 3) smell, 4) touch and 5) energy – by utilizing visual presentation of merchandise, in-store marketing, music, fragrances and its sales associates to reinforce the aspirational lifestyles represented by the brands.
The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that reflects the Abercrombie & Fitch, abercrombie, Hollister, RUEHL or Gilly Hicks lifestyle.
The Company’s sales associates and managers are a central element in creating the atmosphere of the stores. In addition to providing a high level of customer service, sales associates and managers reflect the casual, energetic and aspirational attitude of the brands.
Every brand displays merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. Standardization of each brand’s store design and merchandise presentation creates the opportunity for cost savings in store furnishings, maximizes the productivity of selling space, and enables the Company to open new stores efficiently.

At the end of Fiscal 2007, the Company operated 1,035 stores. The following table details the number of retail stores operated by the Company for the past two fiscal years:

	Abercrombie &
	Fitch		abercrombie	Hollister		RUEHL		Gilly Hicks	Total
Fiscal 2006
Beginning of Year	361		164	318		8		—	851
New	8		19	70		7		—	104
Remodels/Conversions (net activity as of year-end)	(2	) (1)	—	5	(1)	(1	) (2)	—	2
Closed	(7)		(6)	—		—		—	(13)

End of Year	360	(3)	177	393	(3)	14		—	944

Fiscal 2007
Beginning of Year	360		177	393		14		—	944
New	6		25	58		7		3	99
Remodels/Conversions (net activity as of year-end)	(2)		(1)	—		1		—	(2)
Closed	(5)		—	(1)		—		—	(6)

End of Year	359	(4)	201	450	(3)	22		3	1,035

(1)	Includes one Abercrombie & Fitch store and one Hollister store reopened after repair from hurricane damage.

(2)	Includes one RUEHL store temporarily closed due to fire damage.

(3)	Includes three stores operated in Canada.

(4)	Includes three stores operated in Canada and one flagship in London, England.
Direct-to-Consumer Business.
The Company operates web-based stores for the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands located at their websites: www.Abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.RUEHL.com, respectively. Products offered at individual stores can be purchased through the respective websites. Each of the four websites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. Since the introduction of the websites, aggregate total net merchandise sales, including shipping and handling, through the direct-to-consumer business has grown consistently year-over-year to $298.0 million for Fiscal 2007, representing 8.0% of net sales. The Company believes its websites have broadened its market and brand recognition worldwide.
Marketing and Advertising.
The Company considers the in-store experience to be its main form of marketing. The Company emphasizes the five senses to reinforce the aspirational lifestyles represented by the brands. Additionally, the Company advertises on billboards and in select national publications. The stand-alone Abercrombie & Fitch flagships on Fifth Avenue in New York and on Savile Row in London represent the pinnacle of the Company’s in-store branding efforts. The stores attract a substantial number of international tourists and thus, have significantly contributed to the Company’s iconic brand reputation worldwide.

Merchandise Suppliers.
During Fiscal 2007, the Company purchased merchandise from approximately 240 factories and suppliers located throughout the world; primarily in Asia and Central and South America. In Fiscal 2007, the Company did not source more than 5% of its apparel and personal care products from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in 34 countries and the United States (the “U.S.”). Any event causing a sudden disruption, either political or financial, in these sourcing locations could have a material adverse effect on the Company’s operations. The Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.
All product sources, including independent manufacturers and suppliers, must achieve and maintain the Company’s high quality standards, which are an integral part of the Company’s identity. The Company has established supplier product quality standards to ensure the high quality of fabrics and other materials used in the Company’s products. The Company utilizes both home office and field employees to help monitor compliance with the Company’s product quality standards.
Distribution and Merchandise Inventory.
A majority of the Company’s merchandise and related materials are shipped to the Company’s two distribution centers (“DCs”) in New Albany, Ohio where they are received and inspected. Merchandise and related materials are then distributed to the Company’s stores and direct-to-consumer customers primarily using one contract carrier. Any event causing a sudden disruption in the operations of the DCs or in carrier operations could have a material adverse effect on the Company’s operations.
The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.
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

Seasonal Business.
The retail apparel market has two principal selling seasons, the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School (August) and Holiday (November and December) selling seasons. This seasonal sales pattern, in which approximately 40% of the Company’s sales are realized in the Spring and approximately 60% in the Fall, results in increased inventory during the Back-to-School and Holiday selling periods.
During Spring of Fiscal 2007, the highest level of inventory, approximately $431.4 million at cost, was reached at the end of July 2007 due to the Back-to-School selling season. The lowest level of inventory, approximately $374.5 million at cost, was reached at the end of May 2007. During Fall of Fiscal 2007, the highest level of inventory, approximately $407.1 million at cost, was reached at the end of October 2007 in anticipation of the Holiday selling season beginning in November. The lowest level of inventory, approximately $300.9 million at cost, was reached at the end of December 2007.
Trademarks.
The Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® trademarks have been registered with the U.S. Patent and Trademark Office and the registries of countries where stores are located or may be located in the future. An application for the Gilly Hicks trademark has been filed with the U.S. Patent and Trademark Office and the registries of countries where stores are located or may be located in the future. These trademarks are either registered or have applications pending with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered or has applied to register certain other trademarks in the U.S. and around the world. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.
Financial Information about Segments.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues and long-lived assets relating to the Company’s international operations in each of Fiscal 2007, Fiscal 2006 and Fiscal 2005 were not material and were not reported separately from domestic revenues and long-lived assets.

Other Information.
Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in ITEM 7 of this Annual Report on Form 10-K.
Competition.
The sale of apparel and personal care products through brick-and-mortar stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. As the Company continues its international expansion, it will also face competition in European, Asian and other international markets from established regional and national chains, as well as specialty stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.
The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends and maintaining the aspirational positioning of its brands so that it can sustain its premium pricing position.
Associate Relations.
As of March 21, 2008, the Company employed approximately 99,000 associates, none of whom were party to a collective bargaining agreement. Approximately 90,000 of these associates were part-time employees.
On average, the Company employed approximately 24,000 full-time equivalents during Fiscal 2007 which included approximately 16,000 full-time equivalents comprised of part-time employees, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.
The Company believes it maintains a good relationship with its associates. However, in the normal course of business, the Company is party to lawsuits involving former and current associates. Refer to “ITEM 3. LEGAL PROCEEDINGS” in this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.
Forward-Looking Statements And Risk Factors.
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements.
The following factors could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:
•	loss of services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates;

•	changes in consumer spending patterns and consumer preferences;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	effects on consumer purchases due to a general economic downturn;

•	the impact of competition and pricing pressures;

•	availability and market prices of key raw materials;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	availability of suitable store locations under appropriate terms;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop; and

•	effects of capital market conditions.
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

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company’s Business.
The Company’s senior executive officers closely supervise all aspects of its business – in particular, the design of its merchandise and the operation of its stores. The Company’s senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company’s brands. If the Company were to lose the benefit of their involvement, in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer, Diane Chang, Executive Vice President – Sourcing, Leslee K. Herro, Executive Vice President – Planning and Allocation, Michael W. Kramer, Executive Vice President and Chief Financial Officer and David S. Cupps, Senior Vice President, General Counsel and Secretary, its business could be adversely affected. Competition for such senior executive officers is intense, and the Company cannot be sure it will be able to attract and retain a sufficient number of qualified senior executive officers in future periods.
Failure to Anticipate, Identify and Respond to Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company’s Profitability to Decline.
The Company’s success largely depends on its ability to anticipate and gauge the fashion preferences of its customers, and provide merchandise that satisfies constantly shifting demands in a timely manner. The merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will be able to continue to successfully anticipate consumer demands in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves. Each of these could have a material adverse effect on the Company’s financial condition or results of operations.
A Downturn in the Economy Could Affect Consumer Spending and Adversely Affect the Company’s Business.
Many factors affect the level of consumer spending in the apparel and personal care market, including, among others, general economic conditions, interest rates, the availability of consumer credit, wages and unemployment, taxation and consumer confidence in the economy. A downturn in the economy may affect consumer spending and adversely impact the Company’s retail sales.
The Company’s Market Share may be Adversely Impacted at any Time by a Significant Number of Competitors.
The sale of apparel and personal care products through brick-and-mortar stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. The Company faces a variety of competitive challenges, including:
•	maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse demographic markets; and

•	sourcing merchandise efficiently.
There can be no assurance that the Company will be able to compete successfully in the future.

The Interruption of the Flow of Merchandise from Key Vendors and International Manufacturers Could Disrupt the Company’s Supply Chain.
The Company purchases the majority of its merchandise outside of the U.S. through arrangements with approximately 240 vendors which includes 451 foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of its domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which the Company’s manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:
•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds; and

•	significant labor disputes, such as dock strikes.
In addition, the Company cannot predict whether the countries in which its merchandise is manufactured or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to the Company and adversely affect its business, financial condition or results of operations.
The Company Does not Own or Operate any Manufacturing Facilities and Therefore Depends Upon Independent Third Parties for the Manufacture of all its Merchandise.
The Company does not own or operate any manufacturing facilities. As a result, the continued success of the Company’s operations is tied to its timely receipt of quality merchandise from third-party manufacturers. A manufacturer’s inability to ship orders in a timely manner or meet the Company’s quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of the Company’s brands or negatively impact the Company’s competitive position, all of which could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, the Company is susceptible to increases in sourcing costs from manufacturers which may not be able to be passed onto the customer and could adversely affect the Company’s financial condition or results of operations.

The Company’s Reliance on Two Distribution Centers Located in the Same Vicinity Makes it Susceptible to Disruptions or Adverse Conditions Affecting its Distribution Centers.
The Company’s two DCs, located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to its stores and direct-to-consumer customers. The Company also uses a third-party DC in the United Kingdom for distribution of merchandise to the Abercrombie & Fitch flagship located in London, England. As a result, the Company’s operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If the Company’s distribution operations were disrupted, its ability to replace inventory in its stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.
The Company’s Reliance on Third Parties to Deliver Merchandise from its Distribution Centers to its Stores and Direct-to-Consumer Customers Could Result in Disruptions to its Business.
The efficient operations of the Company’s stores and direct-to-consumer operations depend on the timely receipt of merchandise from the Company’s DCs. Independent third party transportation companies deliver the Company’s merchandise to its stores and direct-to-consumer customers. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to the Company’s distribution needs would disrupt its operations and could have a material adverse effect on its financial condition or results of operations.
The Company’s Growth Strategy Relies on the Addition of New Stores Each Year, Which May Strain the Company’s Resources and Adversely Impact the Current Store Base Performance.
The Company’s growth strategy largely depends on the opening of new stores, remodeling existing stores in a timely manner and operating them profitably. In Fiscal 2008, the Company expects to open approximately 110 new stores and remodel five to ten stores. Additional factors required for the successful implementation of the Company’s growth strategy include, but are not limited to, obtaining desirable prime store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. Additionally, the new stores may place increased demands on the Company’s operational, managerial and administrative resources, which could cause the Company to operate less efficiently. Furthermore, there is a possibility that new stores opened in existing markets may have an adverse effect on previously existing stores in such markets. Failure to properly implement the Company’s growth strategy could have a material adverse effect on the Company’s financial condition or results of operations.
The Company’s Long-Term Growth Strategy also Depends on the Development of New Brand Concepts.
Historically, the Company has internally developed and launched new brands that have contributed to the Company’s growth. Each new brand concept requires management’s focus and attention as well as significant capital investments. Furthermore, each new brand concept is susceptible to risks that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that new brand concepts will achieve successful results. Any new brand concept that is not successfully launched could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s International Expansion Plan is Dependent on a Number of Factors, any of Which Could Delay or Prevent the Successful Penetration into New Markets and Strain its Resources.
As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and DCs, as well as hiring experienced management. The Company may be unable to open and operate new stores successfully, and its growth will be limited, unless it can:
•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	gain acceptance from its foreign customers;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand its infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan; and

•	manage its foreign currency exchange risks effectively.
In addition, the Company’s international expansion plan will place increased demands on its operational, managerial and administrative resources. These increased demands may cause the Company to operate its business less efficiently, which in turn could cause deterioration in the performance of its existing stores. Furthermore, the Company’s ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
The Company’s Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Causing its Results of Operations to be Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.
Historically, the Company’s operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, due to the increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season. The Company’s net sales and net income during the first and second fiscal quarters typically are lower due, in part, to the traditional retail slowdown immediately following the Holiday season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of the Company’s annual results. Any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition or results of operations for the entire year.

Furthermore, in order to prepare for the Back-to-School and Holiday selling seasons, the Company must order and keep significantly more merchandise in stock than it would carry during other parts of the year. Therefore, the inability to accurately plan and allocate merchandise could have a material adverse effect on the Company’s financial condition or results of operations. High inventory levels due to unanticipated decreases in demand for the Company’s products during peak selling seasons, misidentification of fashion trends or excess inventory purchases could require the Company to sell merchandise at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability.
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
Furthermore, in pursuing its growth strategy, the Company will be competing with other retailers for prominent locations within successful shopping centers. If the Company is unable to secure these locations or is unable to renew store leases on acceptable terms, it may not be able to continue to attract the number or quality of customers it normally has attracted or would need to attract in order to sustain its projected growth. All of these factors may impact the Company’s ability to meet its growth targets and could have a material adverse effect on its financial condition or results of operations.
Comparable Store Sales Will Fluctuate on a Regular Basis, Which in Turn May Cause Volatility in the Price of the Company’s Class A Common Stock.
The Company’s comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual, quarterly and monthly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, the comparable sales results have fluctuated as follows: (a) from (1%) to 26% for annual results; (b) from (4%) to 30% for quarterly results; and (c) from (15%) to 38% for monthly results. The Company believes that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors, economic conditions, weather conditions, opening and/or closing of Company stores near each other, and the calendar shifts of tax free and holiday periods. Comparable store sales fluctuations may have been an important factor in the volatility of the price of the Company’s Class A Common Stock in the past, and it is likely that future comparable store sales fluctuations will contribute to stock price volatility in the future.

The Company’s Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on Its Financial Condition or Results of Operations.
The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation and other employment related matters. Additionally, the Company is involved in several purported class action lawsuits and several shareholder derivative actions, as well as an SEC investigation, all regarding trading in the Company’s Class A Common Stock in the summer of Fiscal 2005 (collectively, the “Securities Matters”, see “ITEM 3. LEGAL PROCEEDINGS.”) Management is unable to assess the potential exposure of the aforesaid matters. The Company’s current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, particularly in regard to the class action overtime compensation and other employment related claims and the Securities Matters, the Company’s exposure could greatly exceed expectations and have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company’s Failure To Adequately Protect Its Trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Ruehl No. 925® and Gilly Hicks, Could Have a Negative Impact on Its Brand Image and Limit Its Ability To Penetrate New Markets.
The Company believes that its trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Ruehl No. 925®, Gilly Hicks and the “Moose,” “Seagull,” “Bulldog” and “Koala” logos, are an essential element of the Company’s strategy. The Company has obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries where stores are located or may be located in the future and has pending trademark registration applications for other trademarks in the U.S. and has applied for or obtained registrations from the registries in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain registrations that have been applied for or that the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party copies the Company’s products in a manner that projects lesser quality or carries a negative connotation, the Company’s brand image could be materially adversely affected.
Because the Company has not yet registered all of its trademarks in all categories, or in all foreign countries in which it sources or offers its merchandise now or may do so in the future, its international expansion and its merchandising of products using these marks could be limited. For example, the Company cannot ensure that others will not try to block the manufacture, export or sale of its products as a violation of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom the Company is not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. If the Company is unable to reach an arrangement with any such party, the Company’s manufacturers may be unable to manufacture its products, and the Company may be unable to sell in those countries. The Company’s inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should the Company’s business plan include selling its merchandise in those non-U.S. jurisdictions.

The Company has an anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Brand Protection Team, whose goal is to eliminate the supply of illegal pieces of the Company’s products. The Brand Protection Team interacts with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of the Company’s trademarks. Although brand security initiatives are being taken, the Company cannot guarantee that its efforts against the counterfeiting of its brands will be successful.
Modifications and/or Upgrades to Information Technology Systems may Disrupt Operations.
The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and/or upgrades to the information technology systems that support the business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. The Company believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s financial condition or results of operations. Additionally, there is no assurance that a successfully implemented system will deliver value to the Company.
Our Business Could Suffer if the Company’s Computer Systems are Disrupted or Cease to Operate Effectively.
The Company relies heavily on its computer systems to record and process transactions and manage and operate the Company’s operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of the computer hardware and software systems. Despite efforts to prevent such an occurrence, the Company’s systems are vulnerable from time-to-time to damage or interruption from computer viruses, power outages and other technical malfunctions. If our systems are damaged or fail to function properly, the Company may have to make monetary investments to repair or replace the systems and the Company could endure delays in its operations. Any material interruption could have a material adverse effect on the Company’s business or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES.
The Company’s headquarters and support functions, consisting of the home office and distribution and shipping facilities, are centralized on a 467-acre campus-like setting in New Albany, Ohio that is owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Santa Monica, California, as well as offices in the United Kingdom (“U.K.”), Switzerland and Italy for its European operations.
All of the retail stores operated by the Company, as of March 21, 2008, are located in leased facilities, primarily in shopping centers throughout the U.S., Canada and the U.K. As of March 21, 2008, the Company operated two stand-alone flagships in New York, New York and London, England. The leases expire at various dates, principally between 2008 and 2028.
The Company’s home office, distribution and shipping facilities, design support centers and stores are generally suitable and adequate.
As of March 21, 2008, the Company’s 1,042 stores were located in 49 states, the District of Columbia, Canada and the U.K., as follows:

Alabama	15	Kentucky	15	North Dakota	2
Alaska	1	Louisiana	15	Ohio	41
Arizona	17	Maine	3	Oklahoma	10
Arkansas	7	Maryland	18	Oregon	15
California	128	Massachusetts	32	Pennsylvania	46
Colorado	11	Michigan	34	Rhode Island	4
Connecticut	20	Minnesota	22	South Carolina	15
Delaware	4	Mississippi	6	South Dakota	2
District of Columbia	1	Missouri	20	Tennessee	22
Florida	69	Montana	2	Texas	90
Georgia	27	Nebraska	5	Utah	7
Hawaii	5	Nevada	15	Vermont	2
Idaho	4	New Hampshire	9	Virginia	27
Illinois	47	New Jersey	37	Washington	20
Indiana	26	New Mexico	4	West Virginia	5
Iowa	7	New York	49	Wisconsin	16
Kansas	6	North Carolina	30	Canada	6
				U.K.	1

ITEM 3. LEGAL PROCEEDINGS.
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery. On December 10, 2007, the defendants reached an agreement in principle with plaintiffs’ counsel to settle certain claims in the action. The agreement resulted in a written Stipulation and Settlement Agreement, effective as of February 7, 2008, settling all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 to April 30, 2004. Neither the agreement in principle nor the Stipulation affects claims which are alleged to have arisen in the period commencing on April 30, 2004. On February 27, 2008, the Court entered an order noting its preliminary approval of the Stipulation and Settlement Agreement and setting a noticed hearing for June 9, 2008, to determine whether the proposed settlement should be finally approved. The cost of the settlement, if approved, is not expected to be material.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. The motion has not been fully briefed or submitted.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.
Set forth below is certain information regarding the executive officers of A&F as of March 21, 2008.
Michael S. Jeffries, 63, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the position of President of A&F. Under the terms of the Amended and Restated Employment Agreement, dated as of August 15, 2005, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.
Diane Chang, 52, has been Executive Vice President – Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President – Sourcing of A&F from February 2000 to May 2004 and the position of Vice President – Sourcing of A&F from May 1998 to February 2000.
Leslee K. Herro, 47, has been Executive Vice President – Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President – Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.
Michael W. Kramer, 43, has been Executive Vice President and Chief Financial Officer of A&F since November 2006. He joined A&F in August 2005 as Senior Vice President and Chief Financial Officer. Prior to that, he served as Chief Financial Officer, Apple Retail for Apple Computer, Inc. since April 2001.
David S. Cupps, 71, joined A&F in April 2007 as Senior Vice President, General Counsel and Secretary of A&F. Prior thereto, he was a partner in the law firm of Vorys, Sater, Seymour and Pease LLP from January 1974 through December 2006 and Of Counsel to that law firm from January 2007 through March 2007.
The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2007 and Fiscal 2006:

	Sales Price
	High	Low
Fiscal 2007
4th Quarter	$84.54	$66.05
3rd Quarter	$85.77	$67.91
2nd Quarter	$84.16	$67.72
1st Quarter	$84.92	$71.75

Fiscal 2006
4th Quarter	$81.70	$65.75
3rd Quarter	$79.42	$51.76
2nd Quarter	$65.19	$49.98
1st Quarter	$70.94	$54.50
Beginning in Fiscal 2004, the Board of Directors of A&F voted to initiate a cash dividend at an annual rate of $0.50 per share. A quarterly dividend of $0.125 per share was paid in March and June 2005. In August 2005, the A&F Board of Directors increased the quarterly dividend to $0.175 per share, which was paid in September and December of Fiscal 2005. A quarterly dividend, of $0.175 per share, was paid in March, June, September and December of Fiscal 2006 and Fiscal 2007. A&F expects to continue to pay a dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.
As of March 21, 2008, there were approximately 4,929 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates who participate in A&F’s stock purchase plan, and associates who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 102,000 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended February 2, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Fiscal Month	Purchased	per Share	Programs	Plans or Programs (1)(2)

November 4, 2007 - December 1, 2007	—	—	—	12,029,200
December 2, 2007 - January 5, 2007	—	—	—	12,029,200
January 6, 2008 - February 2, 2008	—	—	—	12,029,200

Totals	—	—	—	12,029,200

(1)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may still be purchased under A&F’s publicly announced stock purchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

(2)	On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of February 2, 2008.
During Fiscal 2007, A&F repurchased approximately 3.6 million shares of A&F’s Common Stock with a value of approximately $287.9 million. A&F did not repurchase any shares of A&F’s Common Stock during Fiscal 2006. During Fiscal 2005, A&F repurchased approximately 1.8 million shares of A&F’s Common Stock with a value of approximately $103.3 million. Both the Fiscal 2007 and Fiscal 2005 repurchases were pursuant to A&F Board of Directors’ authorizations. As shown in the table set forth above, A&F did not repurchase any shares of A&F’s Common Stock during the fiscal quarter ended February 2, 2008.
Subsequent to February 2, 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock with a value of approximately $50.0 million from the approximately 12.0 million shares of Common Stock remaining authorized for repurchase at February 2, 2008.

The following graph shows the changes, over the five-year period ended February 2, 2008 (the last day of A&F’s 2007 fiscal year), in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last day of the fiscal year indicated (and if such day was not a trading day, the closing price on the last day immediately preceding the trading day).
PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., The S&P 500 Index
And The S&P Apparel Retail Index

* $100 invested on 2/1/03 in stock or 1/31/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

(1)	This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to SEC Regulation 14A or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that A&F specifically requests that the graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Exchange Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA.
ABERCROMBIE & FITCH
FINANCIAL SUMMARY
(Thousands, except per share and per square foot amounts, ratios and store and associate data)

Fiscal Year	2007	2006*	2005	2004	2003

Summary of Operations
Net Sales	$3,749,847	$3,318,158	$2,784,711	$2,021,253	$1,707,810

Gross Profit	$2,511,367	$2,209,006	$1,851,416	$1,341,224	$1,083,170

Operating Income	$740,497	$658,090	$542,738	$347,635	$331,180

Operating Income as a Percentage of Net Sales	19.7%	19.8%	19.5%	17.2%	19.4%

Net Income	$475,697	$422,186	$333,986	$216,376	$204,830

Net Income as a Percentage of Net Sales	12.7%	12.7%	12.0%	10.7%	12.0%

Dividends Declared Per Share	$0.70	$0.70	$0.60	$0.50	—

Net Income Per Weighted-Average
Share Results
Basic	$5.45	$4.79	$3.83	$2.33	$2.12

Diluted	$5.20	$4.59	$3.66	$2.28	$2.06

Diluted Weighted-Average Shares Outstanding	91,523	92,010	91,221	95,110	99,580

Other Financial Information
Total Assets	$2,567,598	$2,248,067	$1,789,718	$1,386,791	$1,401,369

Return on Average Assets	20%	21%	21%	16%	16%

Net Cash Provided from Operations	$817,825	$582,171	$453,590	$423,784	$340,814

Capital Expenditures	$403,345	$403,476	$256,422	$185,065	$159,777

Long-Term Debt	—	—	—	—	—

Shareholders’ Equity	$1,618,313	$1,405,297	$995,117	$669,326	$857,764

Return on Average Shareholders’ Equity	31%	35%	40%	28%	26%

Comparable Store Sales**	(1%)	2%	26%	2%	(9%)

Net Retail Sales Per Average Gross Square Foot	$489	$500	$464	$360	$345

Stores at End of Year and Average Associates
Total Number of Stores Open	1,035	944	851	788	700

Gross Square Feet	7,337,000	6,693,000	6,025,000	5,590,000	5,016,000

Average Number of Associates	94,600	80,100	69,100	48,500	30,200

*	Fiscal 2006 was a fifty-three week year.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note that Fiscal 2007 comparable store sales are compared to store sales for the comparable fifty-two weeks ended February 3, 2007. Note that Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

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
Fiscal 2007 includes fifty-two weeks and Fiscal 2006 includes fifty-three weeks. For purposes of “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, the thirteen and fifty-two week periods ended February 2, 2008 are compared to the fourteen and fifty-three week periods ended February 3, 2007. For Fiscal 2007, comparable store sales compare the thirteen and fifty-two week periods ended February 2, 2008 to the thirteen and fifty-two week periods ended February 3, 2007. For Fiscal 2006, comparable store sales compare the fourteen and fifty-three week periods ended February 3, 2007 to the fourteen and fifty-three week periods ended February 4, 2006.
The Company had net sales of $3.750 billion for the fifty-two weeks ended February 2, 2008, up 13.0% from $3.318 billion for the fifty-three weeks ended February 3, 2007. Operating income for Fiscal 2007 increased 12.5% to $740.5 million from $658.1 million for Fiscal 2006. Net income was $475.7 million in Fiscal 2007, up 12.7% from $422.2 million in Fiscal 2006. Net income per diluted weighted-average share was $5.20 for Fiscal 2007 compared to $4.59 in Fiscal 2006, an increase of 13.3%.
The Company generated cash from operations of $817.8 million in Fiscal 2007 versus $582.2 million in Fiscal 2006, resulting primarily from a reduction in inventory and sales and earnings growth. During Fiscal 2007, the Company used cash from operations to finance its growth strategy, including the opening of 58 new Hollister stores, 25 new abercrombie stores, seven new RUEHL stores, six new Abercrombie & Fitch stores and three new Gilly Hicks stores, as well as the remodeling, converting or refreshing of existing Abercrombie & Fitch, abercrombie, Hollister and RUEHL stores.
The Company also used excess cash in Fiscal 2007 to pay dividends of $0.70 per share, for a total of $61.3 million and to repurchase approximately 3.6 million shares of A&F Common Stock with a value of approximately $287.9 million. The Company believes that share repurchases and dividends are an important way for the Company to deliver shareholder value, but the Company’s priority will be to invest in the business to support its domestic and international growth plans. The Company continues to be committed to maintaining sufficient cash on the balance sheet to support daily operations, fund growth initiatives and provide a degree of protection against unanticipated business volatility. In addition, the Company has $250 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations.

The following data represents the Company’s Consolidated Statements of Net Income for the last three fiscal years, expressed as a percentage of net sales:

	2007	2006*	2005
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	33.0	33.4	33.5

GROSS PROFIT	67.0	66.6	66.5
Stores and Distribution Expense	37.0	35.8	35.9
Marketing, General and Administrative Expense	10.6	11.3	11.3
Other Operating Income, Net	(0.3)	(0.3)	(0.2)

OPERATING INCOME	19.7	19.8	19.5
Interest Income, Net	(0.5)	(0.4)	(0.2)

INCOME BEFORE INCOME TAXES	20.2	20.3	19.7
Provision for Income Taxes	7.6	7.5	7.7

NET INCOME	12.7%	12.7%	12.0%

*	Fiscal 2006 was a fifty-three week year.

FINANCIAL SUMMARY
The following summarized financial and operational data compares Fiscal 2007 to Fiscal 2006 and Fiscal 2006 to Fiscal 2005:

				Change
	2007	2006*	2005	2007-2006	2006-2005
Net sales by brand (thousands)	$3,749,847	$3,318,158	$2,784,711	13%	19%
Abercrombie & Fitch	$1,638,929	$1,515,123	$1,424,013	8%	6%
abercrombie	$471,045	$405,820	$344,938	16%	18%
Hollister	$1,589,452	$1,363,233	$999,212	17%	36%
RUEHL	$50,191	$33,982	$16,548	48%	105%
Gilly Hicks***	$230	n/a	n/a	n/a	n/a

Increase (decrease) in comparable store sales**	(1)%	2%	26%
Abercrombie & Fitch	0%	(4)%	18%
abercrombie	0%	10%	54%
Hollister	(2)%	5%	29%
RUEHL	(9)%	14%	n/a

Net retail sales increase attributable to new and remodeled stores, web sites and catalogue	14%	17%	12%

Net retail sales per average store (thousands)	$3,470	$3,533	$3,284	(2)%	8%
Abercrombie & Fitch	$4,073	$3,945	$3,784	3%	4%
abercrombie	$2,230	$2,251	$1,957	(1)%	15%
Hollister	$3,550	$3,732	$3,442	(5)%	8%
RUEHL	$2,602	$3,248	$2,903	(20)%	12%

Net retail sales per average gross square foot	$489	$500	$464	(2)%	8%
Abercrombie & Fitch	$463	$450	$432	3%	4%
abercrombie	$493	$513	$446	(4)%	15%
Hollister	$531	$568	$528	(7)%	7%
RUEHL	$282	$363	$315	(22)%	15%

Transactions per average retail store	53,152	55,142	50,863	(4)%	8%
Abercrombie & Fitch	49,915	51,704	49,685	(3)%	4%
abercrombie	33,907	34,786	30,356	(3)%	15%
Hollister	65,564	68,740	64,913	(5)%	6%
RUEHL	31,880	38,554	26,215	(17)%	47%

Average retail transaction value	$65.29	$64.07	$64.56	2%	(1)%
Abercrombie & Fitch	$81.59	$76.30	$76.16	7%	0%
abercrombie	$65.76	$64.72	$64.47	2%	0%
Hollister	$54.15	$54.30	$53.03	0%	2%
RUEHL	$81.61	$84.24	$110.74	(3)%	(24)%

Average units per retail transaction	2.42	2.35	2.25	3%	4%
Abercrombie & Fitch	2.37	2.26	2.18	5%	4%
abercrombie	2.82	2.78	2.66	1%	5%
Hollister	2.36	2.32	2.21	2%	5%
RUEHL	2.48	2.57	2.28	(4)%	13%

Average unit retail sold	$26.98	$27.26	$28.69	(1)%	(5)%
Abercrombie & Fitch	$34.43	$33.76	$34.94	2%	(3)%
abercrombie	$23.32	$23.28	$24.24	0%	(4)%
Hollister	$22.94	$23.41	$24.00	(2)%	(2)%
RUEHL	$32.91	$32.78	$48.57	0%	(33)%

*	Fiscal 2006 was a fifty-three week year.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note Fiscal 2007 comparable store sales are compared to store sales for the comparable fifty-two weeks ended February 3, 2007. Note that Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

***	Net sales for Gilly Hicks during Fiscal 2007 reflect the activity of 3 stores opened in January 2008.

CURRENT TRENDS AND OUTLOOK
In Fiscal 2007, the Company once again produced record sales and earnings, driven by an increased gross profit rate and a lower marketing, general and administrative expense rate. The Company maintained high store sales productivity and a high operating margin, even as the Company continued to invest in the long-term positioning of its brands. The Company believes its ability to maintain the sale of full-priced merchandise and consistent high store sales productivity is a result of its commitment to offer trend-right merchandise, with the highest level of quality, and to create an exceptional in-store experience, which establishes an emotional connection with its customers.
The Company’s commitment to its brands is demonstrated by strategic investments made in the areas of stores, merchandise development and home office infrastructure, which the Company believes will enhance quality, improve productivity and support future growth. Specifically, major implementations in planning, merchandising and allocation information systems over the next year should generate supply chain improvements and serve as a platform for future growth and expansion, both domestically and internationally.
The Company believes it has significant growth potential both domestically and internationally. Domestically, the Company believes its growth potential will come from proven brands like Hollister and developing concepts like Gilly Hicks. Internationally, the Company believes its growth will come from its Abercrombie & Fitch, abercrombie and Hollister brands.
Recent international performance highlights the opportunity for expansion. In Fiscal 2007, the three Abercrombie & Fitch and three Hollister stores located in Canada continued to generate more than three times the sales productivity of the average U.S. counterpart and the Abercrombie & Fitch London flagship generated substantial sales per selling square foot similar to the strong performance of the Fifth Avenue flagship. “Tourist” stores, such as Fifth Avenue in New York, Ala Moana in Hawaii and Aventura Mall in Miami, are among the top performing stores in the chain. Additionally, international direct-to-consumer sales increased 72.4% from Fiscal 2006.
In 2008, the Company plans to open one Abercrombie & Fitch store, three abercrombie stores and three Hollister stores in Canada. The Company also plans to enter the U.K. market with Hollister with the opening of four shopping center-based stores in 2008. The first store is scheduled to open in October at Brent Cross Shopping Centre, outside of London.
Construction is currently underway for the first Hollister flagship in the SoHo area of New York City. The multi-level flagship is scheduled to open in Spring 2009. The Company anticipates the Hollister flagship to fortify the iconic status of the brand in order to support its international growth. Construction is also currently underway for the Abercrombie & Fitch flagship in Tokyo’s Ginza district, with a planned opening in late 2009. Opportunities are also being assessed for the Abercrombie & Fitch and Hollister brands in continental Europe and other sites in Japan.
In addition to a focus on the domestic and international expansion of existing iconic brands, the Company also views new concepts as an integral part of its long-term strategy.
In January 2008, the Company launched its fifth concept, Gilly Hicks. This concept provides the opportunity to expand the existing emotional connection with the Company’s female customers by offering bras, underwear, personal care products, sleepwear and at-home products. The Company operated three Gilly Hicks stores at the end of Fiscal 2007 and plans to open 15 stores in Fiscal 2008.

Although profitability was not achieved as originally expected, RUEHL made significant progress in Fiscal 2007 with improvements to gross margin and reductions in store operating and store construction costs. In Fiscal 2008, the Company will continue to focus on improving the quality level of the merchandise in order to be consistent with the brand’s positioning and pricing strategy. The Company expects brand awareness to grow from the RUEHL website which has offered a full product assortment since January 2008. However, the Company will moderate the pace of new store openings until RUEHL can be established as a proven concept.
The Company also views product line expansion through its existing brands as another promising growth opportunity. In October 2007, the Company launched a body care line in 93 Hollister stores for both Dudes and Bettys. Holiday purchases of body care products were primarily incremental transaction units indicating the product line is a way to help fuel organic sales growth. As a result, the Company has decided to expand the body care products to all Hollister stores in Fiscal 2008.
The Company is in the midst of an investment and expansion phase targeted at driving consistent and sustainable long-term value growth. The Company believes strongly in its brands and in the potential for its international expansion plan, and will continue to invest during economic cycles. If the current general macro-economic downturn persists and negatively impacts sales, the Company’s cost structure will be aligned accordingly, but resource cuts that could jeopardize the ability to implement the Company’s long-term growth initiatives will be avoided.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:
•	Comparable store sales by brand, by product and by store, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	Direct-to-consumer sales growth;

•	International and flagship stores performance;

•	New store productivity;

•	IMU;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average transaction values, store contribution (defined as store sales less direct costs of running the store), and average units per transaction;

•	Markdown rate;

•	Gross profit rate;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot; and

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations.
While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses several of these metrics as part of its financial summary and in several sections within the Management’s Discussion and Analysis.

FISCAL 2007 COMPARED TO FISCAL 2006
FOURTH QUARTER RESULTS
Net Sales
Fourth quarter net sales for the thirteen week period ended February 2, 2008 were $1.229 billion, up 7.9% versus net sales of $1.139 billion for the fourteen week period ended February 3, 2007. The net sales increase was attributed primarily to the net addition of 91 stores and a 46.8% increase in direct-to-consumer business (including shipping and handling revenue), partially offset by an extra selling week in the fourth quarter of Fiscal 2006 and the resulting impact of the calendar shift in Fiscal 2007 due to Fiscal 2006 being a 53-week fiscal year, as well as a 1% decrease in comparable store sales.
Comparable store sales by brand for the fourth quarter of Fiscal 2007 were as follows: Abercrombie & Fitch increased 1% with men’s comparable store sales increasing by a low double-digit and women’s decreasing by a mid single-digit; abercrombie decreased 3% with boys’ increasing by a mid single-digit and girls’ decreasing by a mid single-digit; Hollister decreased 2% with dudes’ increasing by a high single-digit and bettys’ decreasing by a mid single-digit; and RUEHL decreased 19% with men’s decreasing by a high single-digit and women’s decreasing by the high twenties.
Comparable regional store sales ranged from increases in the high teens to decreases in the mid single-digits. Stores located in Canada and the Southwest and North Atlantic regions had the strongest comparable store sales performance, while stores located in the South, Midwest and West regions had the weakest comparable store sales performance on a consolidated basis.
From a merchandise classification standpoint across all brands, stronger performing masculine categories included graphic tees, fragrance and fleece, while pants, jeans and knits posted negative comparable sales. In the feminine businesses, across all brands, stronger performing categories included graphics tees, jeans and sweaters, while knits and fleece posted negative comparable sales.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites and catalogue in the fourth quarter of Fiscal 2007, were $108.6 million, an increase of 45.2% versus last year’s fourth quarter net merchandise sales of $74.8 million. Shipping and handling revenue for the corresponding periods was $15.6 million in Fiscal 2007 and $9.8 million in Fiscal 2006. The direct-to-consumer business, including shipping and handling revenue, accounted for 10.1% of total net sales in the fourth quarter of Fiscal 2007 compared to 7.4% in the fourth quarter of Fiscal 2006. The increase was driven by store expansion, both domestically and internationally, improved in-stock inventory availability, an improved targeted e-mail marketing strategy and improved website functionality.
Gross Profit
Gross profit during the fourth quarter of Fiscal 2007 was $825.6 million compared to $755.6 million for the comparable period in Fiscal 2006. The gross profit rate (gross profit divided by net sales) for the fourth quarter of Fiscal 2007 was 67.2%, up 80 basis points from last year’s fourth quarter rate of 66.4%. The increase in gross profit rate can be attributed to both a higher IMU rate and a lower shrink rate compared to the fourth quarter of Fiscal 2006, partially offset by a higher markdown rate.

Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2007 was $388.4 million compared to $349.8 million for the comparable period in Fiscal 2006. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the fourth quarter of Fiscal 2007 was 31.6%, up 90 basis points from 30.7% in the fourth quarter of Fiscal 2006. The increase in rate is primarily related to the impact of minimum wage and management salary increases and higher store fixed cost rates.
The DC productivity level, measured in units processed per labor hour (“UPH”), was 16.1% higher in the fourth quarter of Fiscal 2007 versus the fourth quarter of Fiscal 2006, reflecting the realization of increased efficiencies due to the second DC being operational during Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2007 was $103.2 million compared to $101.6 million during the same period in Fiscal 2006. For the fourth quarter of Fiscal 2007, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 8.4% compared to 8.9% in the fourth quarter of Fiscal 2006. The decrease in the marketing, general and administrative expense rate was a result of lower travel, samples and outside service expense rates, partially offset by an increase in the home office payroll expense rate.
Other Operating Income, Net
Fourth quarter net other operating income for Fiscal 2007 was $3.0 million compared to $4.6 million for the fourth quarter of Fiscal 2006. The decrease was driven primarily by losses on foreign currency transactions in the fourth quarter of Fiscal 2007 as compared to gains on foreign currency transactions in the fourth quarter of Fiscal 2006.
Operating Income
Operating income during the fourth quarter of Fiscal 2007 increased to $337.1 million from $308.8 million for the comparable period in Fiscal 2006, an increase of 9.2%. The operating income rate (operating income divided by net sales) for the fourth quarter of Fiscal 2007 was 27.4% compared to 27.1% for the fourth quarter of Fiscal 2006.
Interest Income, Net and Income Taxes
Fourth quarter net interest income was $6.4 million in Fiscal 2007 compared to $4.7 million during the comparable period in Fiscal 2006. The increase in net interest income was due to higher interest rates and higher available investment balances during the fourth quarter of Fiscal 2007 when compared to the fourth quarter of Fiscal 2006.
The effective tax rate for the fourth quarter of Fiscal 2007 was 36.9% as compared to 36.8% for the Fiscal 2006 comparable period.
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2007 was $216.8 million versus $198.2 million for the fourth quarter of Fiscal 2006, an increase of 9.4%. Net income per diluted weighted-average share outstanding for the fourth quarter of Fiscal 2007 was $2.40, versus $2.14 for the Fiscal 2006 comparable period, an increase of 12.2%.

FISCAL 2007 RESULTS
Net Sales
Net sales for Fiscal 2007 were $3.750 billion, an increase of 13.0% versus Fiscal 2006 net sales of $3.318 billion. The net sales increase was attributed to the combination of the net addition of 91 stores and a 50% increase in direct-to-consumer business (including shipping and handling revenue), partially offset by a 1% comparable store sales decrease and a fifty-three week year in Fiscal 2006 versus a fifty-two week year in Fiscal 2007.
For Fiscal 2007, comparable store sales by brand were as follows: Abercrombie & Fitch and abercrombie comparable sales were flat; Hollister decreased 2%; and RUEHL decreased 9%. In addition, the women’s, girls’ and bettys’ businesses continued to be more significant than the men’s, boys’ and dudes’. During Fiscal 2007, women’s, girls and bettys represented at least 60% of the net sales for each of their corresponding brands.
Direct-to-consumer merchandise net sales in Fiscal 2007 were $258.9 million, an increase of 49% versus Fiscal 2006 net merchandise sales of $174.1 million. Shipping and handling revenue was $39.1 million in Fiscal 2007 and $24.9 million in Fiscal 2006. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.0% of total net sales in Fiscal 2007 compared to 6.0% of total net sales in Fiscal 2006. The increase was driven by store expansion, both domestically and internationally, improved in-stock inventory availability, an improved targeted e-mail marketing strategy and improved website functionality.
Gross Profit
For Fiscal 2007, gross profit increased to $2.511 billion from $2.209 billion in Fiscal 2006. The gross profit rate for Fiscal 2007 was 67.0% versus 66.6% the previous year, an increase of 40 basis points. The increase in the gross profit rate was driven primarily by a higher IMU rate and a lower shrink rate in the fourth quarter of Fiscal 2007, partially offset by a higher markdown rate.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2007 was $1.387 billion compared to $1.187 billion for Fiscal 2006. For Fiscal 2007, the stores and distribution expense rate was 37.0% compared to 35.8% in the previous year. The increase in rate resulted primarily from store payroll, including minimum wage and store manager salary increases, higher store fixed cost rates and store packaging and supply expenses.
The DCs’ UPH rate for Fiscal 2007 increased 9.1% as compared to Fiscal 2006, reflecting the realization of efficiencies obtained during Fiscal 2007 due to the second DC being operational. The Company expects the overall UPH level to continue to improve during Fiscal 2008, however at a lower rate than Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2007 was $395.8 million compared to $373.8 million in Fiscal 2006. For the current year, the marketing, general and administrative expense rate was 10.6%, a decrease of 70 basis points compared to last year’s rate of 11.3%. The decrease in rate resulted from reductions in travel, samples and outside services expense rates, partially offset by the increase in payroll expense rate.

Other Operating Income, Net
Other operating income for Fiscal 2007 was $11.7 million compared to $10.0 million for Fiscal 2006. The increase was primarily related to gift cards for which the Company has determined the likelihood of redemption to be remote, partially offset by decreases in gains related to foreign currency transactions. The comparable year-to-date period in Fiscal 2006 included other operating income related to insurance reimbursements for a fire-damaged store and a store damaged by Hurricane Katrina.
Operating Income
Fiscal 2007 operating income was $740.5 million compared to $658.1 million for Fiscal 2006, an increase of 12.5%. The operating income rate for Fiscal 2007 was 19.7% versus 19.8% in the previous year.
Interest Income, Net and Income Taxes
Net interest income for Fiscal 2007 was $18.8 million compared to $13.9 million for Fiscal 2006. The increase in net interest income was due to higher interest rates and higher available investment balances during Fiscal 2007 compared to Fiscal 2006.
The effective tax rate for Fiscal 2007 was 37.4% compared to 37.2% for Fiscal 2006.
Net Income and Net Income per Share
Net income for Fiscal 2007 was $475.7 million versus $422.2 million in Fiscal 2006, an increase of 12.7%. Net income per diluted weighted-average share was $5.20 in Fiscal 2007 versus $4.59 in Fiscal 2006, an increase of 13.3%.
FISCAL 2006 COMPARED TO FISCAL 2005
FOURTH QUARTER RESULTS
Net Sales
Net sales for the fourth quarter of Fiscal 2006 were $1.139 billion, up 18.5% versus net sales of $961.4 million in the fourth quarter of Fiscal 2005. The net sales increase was attributed primarily to the net addition of 93 stores, including the full quarter impact of the Abercrombie & Fitch Fifth Avenue flagship and six stores in Canada; a 58% increase in direct-to-consumer business (including shipping and handling revenue); and a fourteen week quarter in Fiscal 2006 versus a thirteen week quarter in Fiscal 2005, partially offset by a 3% decrease in comparable store sales.
Comparable store sales by brand for the fourth quarter of Fiscal 2006 versus the fourth quarter of Fiscal 2005 were as follows: Abercrombie & Fitch decreased 6% with women’s comparable store sales decreasing by a high single-digit and men’s decreasing by a mid single-digit; abercrombie increased 2% with boys’ achieving a mid single-digit increase and girls’ flat; Hollister was flat with bettys’ flat and dudes’ posting a decrease in the low single-digits; and RUEHL increased 6% with women’s realizing a mid single-digit increase and men’s posting a low single-digit increase.
On a regional basis, comparable store sales for the Company ranged from decreases in the high single-digits to increases in the low single-digits. Stores located in the North Atlantic region had the strongest comparable store sales performance and stores located in the West region had the weakest comparable store sales performance on a consolidated basis.

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
Direct-to-consumer net merchandise sales, sold through the Company’s websites and catalogue, in the fourth quarter of Fiscal 2006 were $74.8 million, an increase of 57.5% versus net merchandise sales of $47.5 million in the fourth quarter of Fiscal 2005. Shipping and handling revenue for the corresponding periods was $9.8 million in Fiscal 2006 and $6.2 million in Fiscal 2005. The direct-to-consumer business, including shipping and handling revenue, accounted for 7.4% of total net sales in the fourth quarter of Fiscal 2006 compared to 5.6% in the fourth quarter of Fiscal 2005.
Gross Profit
Gross profit during the fourth quarter of Fiscal 2006 was $755.6 million compared to $639.4 million for the comparable period in Fiscal 2005. The gross profit rate for the fourth quarter of Fiscal 2006 was 66.4%, down 10 basis points from the Fiscal 2005 fourth quarter rate of 66.5%. The decrease in gross profit rate largely resulted from a higher shrink rate and a slightly higher markdown rate compared to the fourth quarter of Fiscal 2005. Abercrombie & Fitch, abercrombie and Hollister all operated at similar IMU levels.
Stores and Distribution Expense
Stores and distribution expense for the fourth quarter of Fiscal 2006 was $349.8 million compared to $293.5 million for the comparable period in Fiscal 2005. The stores and distribution expense rate for the fourth quarter of Fiscal 2006 was 30.7%, up 20 basis points from 30.5% in the fourth quarter of Fiscal 2005. The increase in rate is primarily related to additional DC expenses associated with the second DC, which became fully operational in the fourth quarter, and direct-to-consumer expenses, which increased due to higher internet sales as a percentage of total sales. These increases were partially offset by decreased store expenses as a percentage of sales. Selling payroll, driven by management salary increases, state minimum wage increases and additional floor coverage to address shrink concerns increased as a percentage of sales. However, the increase in selling payroll was more than offset by leveraging other store related controllable expenses.
The DC productivity level, measured in UPH, was 9% higher in the fourth quarter of Fiscal 2006 versus the fourth quarter of Fiscal 2005. The UPH rate increase was due to the second DC becoming fully operational during the fourth quarter.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the fourth quarter of Fiscal 2006 was $101.6 million compared to $80.8 million during the fourth quarter of Fiscal 2005. For the fourth quarter of Fiscal 2006, the marketing, general and administrative expense rate was 8.9% compared to 8.4% in the fourth quarter of Fiscal 2005. The increase in the marketing, general and administrative expense rate was due to higher home office payroll and consulting expenses.
Other Operating Income, Net
Fourth quarter net other operating income for Fiscal 2006 was $4.6 million compared to $2.3 million for the fourth quarter of Fiscal 2005. Other operating income related primarily to gift cards for which the Company has determined the likelihood of redemption to be remote.

Operating Income
Operating income during the fourth quarter of Fiscal 2006 increased to $308.8 million from $267.5 million in the fourth quarter of Fiscal 2005, an increase of 15.4%. The operating income rate for the fourth quarter of Fiscal 2006 was 27.1% compared to 27.8% for the fourth quarter of Fiscal 2005.
Interest Income, Net and Income Taxes
Fourth quarter net interest income was $4.7 million in Fiscal 2006 compared to $2.4 million during the comparable period in Fiscal 2005. The increase in net interest income was due to higher interest rates and higher available investment balances during the fourth quarter of Fiscal 2006 when compared to the fourth quarter of Fiscal 2005.
The effective tax rate for the fourth quarter of Fiscal 2006 was 36.8% as compared to 39.0% for the Fiscal 2005 comparable period. The decrease in the effective tax rate was related primarily to favorable settlements of tax audits during the fourth quarter and the change in estimates of potential outcomes of certain state tax matters.
Net Income and Net Income per Share
Net income for the fourth quarter of Fiscal 2006 was $198.2 million versus $164.6 million for the fourth quarter of Fiscal 2005, an increase of 20.4%. Net income per diluted weighted-average share outstanding for the fourth quarter of Fiscal 2006 was $2.14, including $0.01 related to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), versus $1.80 for the comparable period in Fiscal 2005, an increase of 18.9%.
FISCAL 2006 RESULTS
Net Sales
Net sales for Fiscal 2006 were $3.318 billion, an increase of 19.1% versus Fiscal 2005 net sales of $2.785 billion. The net sales increase was attributed to the combination of the net addition of 93 stores, including the full year impact of the Abercrombie & Fitch Fifth Avenue flagship and six stores in Canada; a 2% comparable store sales increase; a 42% increase in direct-to-consumer business (including shipping and handling revenue); and a fifty-three week year in Fiscal 2006 versus a fifty-two week year in Fiscal 2005.
For Fiscal 2006, comparable store sales by brand were as follows: Abercrombie & Fitch decreased 4%; abercrombie increased 10%; Hollister increased 5%; and RUEHL increased 14%. In addition, the women’s, girls’ and bettys’ businesses continued to be more significant than the men’s, boys’ and dudes’.
Direct-to-consumer merchandise net sales in Fiscal 2006 were $174.1 million, an increase of 42.1% versus Fiscal 2005 net merchandise sales of $122.5 million. Shipping and handling revenue was $24.9 million in Fiscal 2006 and $17.6 million in Fiscal 2005. The direct-to-consumer business, including shipping and handling revenue, accounted for 6.0% of total net sales in Fiscal 2006 compared to 5.0% of net total sales in Fiscal 2005.
Gross Profit
For Fiscal 2006, gross profit increased to $2.209 billion from $1.851 billion in Fiscal 2005. The gross profit rate for Fiscal 2006 was 66.6% versus 66.5% for Fiscal 2005, an increase of 10 basis points.

Stores and Distribution Expense
Stores and distribution expense for Fiscal 2006 was $1.187 billion compared to $1.001 billion for Fiscal 2005. For Fiscal 2006, the stores and distribution expense rate was 35.8% compared to 35.9% in Fiscal 2005. The decrease in the rate resulted primarily from the Company’s ability to leverage store-related costs on a 2% increase in comparable store sales.
The DC’s UPH rate for the year was flat in Fiscal 2006 versus Fiscal 2005. During Fiscal 2006, while the second DC was being built, the overall DC’s UPH was impacted by the Company’s first DC reaching near capacity, a result of the Company’s focus on strategically flowing inventory to stores during Fiscal 2006.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2006 was $373.8 million compared to $313.5 million in Fiscal 2005. For Fiscal 2006, the marketing, general and administrative expense rate was 11.3%, which was flat compared to Fiscal 2005. Fiscal 2006 included a charge of $13.6 million related to the adoption of SFAS 123(R). Fiscal 2005 included a non-recurring charge of $13.5 million related to a severance agreement with an executive officer.
Other Operating Income, Net
Other operating income for Fiscal 2006 was $10.0 million compared to $5.5 million for Fiscal 2005. The increase was related to gift cards for which the Company has determined the likelihood of redemption to be remote and insurance reimbursements received during the first and second quarters of Fiscal 2006 related to stores damaged by fire and Hurricane Katrina, respectively.
Operating Income
Fiscal 2006 operating income was $658.1 million compared to $542.7 million for Fiscal 2005, an increase of 21.3%. The operating income rate for Fiscal 2006 was 19.8% versus 19.5% in Fiscal 2005.
Interest Income, Net and Income Taxes
Net interest income for Fiscal 2006 was $13.9 million compared to $6.7 million for Fiscal 2005. The increase in net interest income was due to higher interest rates and higher available investment balances during Fiscal 2006 compared to Fiscal 2005.
The effective tax rate for Fiscal 2006 was 37.2% compared to 39.2% for Fiscal 2005. The decrease in the effective tax rate primarily related to favorable settlements of tax audits, favorable changes in estimates of potential outcomes of certain state tax matters and an increase in tax exempt income during Fiscal 2006. Fiscal 2005 tax expense reflected a charge related to the Company’s change in estimate of the potential outcome of certain state tax matters.
Net Income and Net Income per Share
Net income for Fiscal 2006 was $422.2 million versus $334.0 million in Fiscal 2005, an increase of 26.4%. Net income included after-tax charges of $9.9 million in Fiscal 2006 related to the adoption of SFAS 123(R), and non-recurring charges of $8.2 million in Fiscal 2005 related to a severance agreement with an executive officer. Net income per diluted weighted-average share was $4.59 in Fiscal 2006 versus $3.66 in Fiscal 2005, an increase of 25.4%.

FINANCIAL CONDITION
Continued growth in net income and decreases in inventory resulted in increased cash provided by operating activities. A more detailed discussion of liquidity, capital resources and capital requirements follows.
LIQUIDITY AND CAPITAL RESOURCES
The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors of A&F will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.
A summary of the Company’s working capital (current assets less current liabilities) position and capitalization at the end of the last three fiscal years follows (thousands):

	2007	2006	2005
Working capital	$597,142	$581,451	$455,530

Capitalization:
Shareholders’ equity	$1,618,313	$1,405,297	$995,117

The increase in working capital during Fiscal 2007 versus Fiscal 2006 was the result of higher cash and marketable securities, resulting primarily from the Company’s increases in earnings, partially offset by capital expenditures for expansion, share repurchases and dividends paid. The increase in working capital in Fiscal 2006 versus Fiscal 2005 was the result of higher cash and marketable securities, resulting primarily from the increase in the Company’s net income and decreases in income taxes payable, partially offset by an increase in accrued expenses. Additionally, the Company did not make any share repurchases in Fiscal 2006 compared to $103.3 million of repurchases made in Fiscal 2005.
The Company considers the following to be measures of its liquidity and capital resources for the last three fiscal years:

	2007	2006		2005
Current ratio (current assets divided by current liabilities)	2.10	2.14		1.93

Net cash provided by operating activities (thousands)	$817,825	$582,171	*	$453,590

*	Fiscal 2006 was a fifty-three week year.

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, increased to $817.8 million for Fiscal 2007 from $582.2 million in Fiscal 2006. In Fiscal 2007, cash was provided primarily by current year net income, adjusted for non-cash items including depreciation and amortization, share-based compensation charges and amortization of deferred lease credits, collection of lessor construction allowances and decreases in inventory. Uses of cash in Fiscal 2007 consisted primarily of a decrease in income taxes payable.
Cash in Fiscal 2006 was provided primarily by current year net income, adjusted for non-cash items including, depreciation and amortization and share-based compensation charges, and lessor construction allowances collected. Uses of cash in Fiscal 2006 consisted primarily of increases in inventory and a decrease in income taxes payable.
Net cash provided by operating activities increased to $582.2 million for Fiscal 2006 from $453.6 million in Fiscal 2005. Cash in Fiscal 2005 was provided primarily by net income adjusted for non-cash items including depreciation and amortization and share-based compensation charges, collection of lessor construction allowances and an increase in income taxes payable. Uses of cash in Fiscal 2005 consisted primarily of increases in inventory.
The Company’s operations are seasonal and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are highest in the second and third fiscal quarters as the Company builds inventory in anticipation of these selling periods.
Investing Activities
Cash outflows for Fiscal 2007 were primarily for purchases of marketable securities and trust-owned life insurance policies and capital expenditures related primarily to new store construction, store remodels and refreshes, the purchase of an airplane and other various store, home office and DC projects, partially offset by proceeds from the sale of marketable securities.
Cash outflows for Fiscal 2006 were primarily for purchases of marketable securities, the purchase of trust-owned life insurance policies and capital expenditures.
Cash outflows for Fiscal 2005 were primarily for purchases of marketable securities and capital expenditures.
Financing Activities
Cash outflows related to financing activities consisted primarily of the repurchase of the Company’s Common Stock and the payment of dividends in Fiscal 2007 and Fiscal 2005. In Fiscal 2006, cash outflows for financing activities related primarily to the payment of dividends and a change in outstanding checks. Cash inflows in Fiscal 2007, Fiscal 2006 and Fiscal 2005 consisted primarily of stock option exercises and excess tax benefits related to stock option exercises and restricted stock issuances.
A&F repurchased approximately 3.6 million and 1.8 million shares of A&F’s Common Stock during Fiscal 2007 and Fiscal 2005, respectively. A&F did not repurchase any shares of A&F’s Common Stock during Fiscal 2006. Both the Fiscal 2007 and the Fiscal 2005 repurchases were pursuant to A&F Board of Directors’ authorizations. In August 2005, the A&F Board of Directors authorized A&F to repurchase 6.0 million shares of A&F’s Common Stock. In November 2007, the A&F Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which then remained available under the August 2005 repurchase authorization.

As of February 2, 2008, A&F had approximately 12.0 million shares remaining available to repurchase under the 6.0 million share authorization by the A&F Board of Directors in August 2005 and the 10.0 million share authorization by the Board of Directors in November 2007.
Subsequent to February 2, 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock with a value of approximately $50.0 million from the approximately 12.0 million shares of Common Stock remaining authorized for repurchase at February 2, 2008.
On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”) with Abercrombie & Fitch Management Co., as borrower, and with A&F and its other domestic subsidiaries, as guarantors. The primary purposes of the Amended Credit Agreement are for financial support of trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leveraged total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Trade letters of credit totaling approximately $61.6 million and $48.8 million were outstanding under the Amended Credit Agreement on February 2, 2008 and February 3, 2007, respectively. No borrowings were outstanding under the Amended Credit Agreement on February 2, 2008 or on February 3, 2007.
Standby letters of credit totaling approximately $14.5 million and $4.9 million were outstanding on February 2, 2008 and February 3, 2007, respectively. The standby letters of credit are set to expire during the fourth quarter of Fiscal 2008. The beneficiary, a merchandise supplier, has the right to draw upon the standby letters of credit if the Company authorizes or files a voluntary petition in bankruptcy. To date, the beneficiary has not drawn upon the standby letters of credit.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements or debt obligations.

CONTRACTUAL OBLIGATIONS
As of February 2, 2008, the Company’s contractual obligations were as follows:

		Payments due by period (thousands)
					More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$2,173,795	$254,456	$515,928	$449,994	$953,417
Purchase Obligations	245,599	245,599	—	—	—
Other Obligations	115,044	90,943	24,075	26	—

Totals	$2,534,438	$590,998	$540,003	$450,020	$953,417

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. See Note 7, “Leased Facilities and Commitments”, of the Notes to Consolidated Financial Statements, located in ITEM 8 of this Annual Report on Form 10-K, for further discussion. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $129.6 million in Fiscal 2007. The obligations in the table above do not include unrecognized tax benefits at February 2, 2008 of $38.9 million. Additionally, the obligations in the table above do not include retirement benefits for the Company’s Chief Executive Officer at February 2, 2008 of $14.0 million due under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”). See Note 12, “Retirement Benefits”, of the Notes to Consolidated Financial Statements, located in ITEM 8 of this Annual Report on Form 10-K and the description of the SERP in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008, incorporated by reference in ITEM 11 of this Annual Report on Form 10-K. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2008 and commitments for fabric to be used during upcoming seasons. Other obligations primarily represent letters of credit outstanding as of February 2, 2008, lease deposits and preventive maintenance and information technology contracts for Fiscal 2008. See Note 11, “Long-Term Debt”, of the Notes to Consolidated Financial Statements. The Company expects to fund all of these obligations with cash provided from operations.

STORES AND GROSS SQUARE FEET
Store count and gross square footage by brand were as follows for the thirteen weeks ended February 2, 2008 and the fourteen weeks ended February 3, 2007 respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
November 3, 2007	362	198	434	20	—	1,014
New	2	4	17	2	3	28
Remodels/Conversions (net activity)	(3)	(1)	—	—	—	(4)
Closed	(2)	—	(1)	—	—	(3)

February 2, 2008	359	201	450	22	3	1,035

Gross Square Feet (thousands)
November 3, 2007	3,197	900	2,906	185	—	7,188
New	17	21	116	19	34	207
Remodels/Conversions (net activity)	(29)	(4)	—	—	—	(33)
Closed	(18)	—	(7)	—	—	(25)

February 2, 2008	3,167	917	3,015	204	34	7,337

Average Store Size	8,822	4,562	6,700	9,273	11,333	7,089

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
October 28, 2006	358	171	372	11		—	912
New	3	8	21	4		—	36
Remodels/Conversions (net activity)	1	—	—	(1	) (1)	—	—
Closed	(2)	(2)	—	—		—	(4)

February 3, 2007	360	177	393	14		—	944

Gross Square Feet (thousands)
October 28, 2006	3,138	753	2,450	100		—	6,441
New	29	41	152	39		—	261
Remodels/Conversions (net activity)	19	—	2	(9	) (1)	—	12
Closed	(15)	(6)	—	—		—	(21)

February 3, 2007	3,171	788	2,604	130		—	6,693

Average Store Size	8,808	4,452	6,626	9,286		—	7,090

(1)	Includes one RUEHL store temporarily closed due to fire damage.

Store count and gross square footage by brand were as follows for the fifty-two weeks ended February 2, 2008 and the fifty-three weeks ended February 3, 2007, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
February 3, 2007	360	177	393	14		—	944
New	6	25	58	7		3	99
Remodels/Conversions (net activity)	(2)	(1)	—	1	(2)	—	(2)
Closed	(5)	—	(1)	—		—	(6)

February 2, 2008	359	201	450	22		3	1,035

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		—	6,693
New	64	126	418	65		34	707
Remodels/Conversions (net activity)	(23)	3	—	9		—	(11)
Closed	(45)	—	(7)	—		—	(52)

February 2, 2008	3,167	917	3,015	204		34	7,337

Average Store Size	8,822	4,562	6,700	9,273		11,333	7,089

Store Activity	Abercrombie & Fitch		abercrombie	Hollister		RUEHL		Gilly Hicks	Total
January 29, 2006	361		164	318		8		—	851
New	8		19	70		7		—	104
Remodels/Conversions (net activity)	(2	) (1)	—	5	(1)	(1	)(2)	—	2
Closed	(7)		(6)	—		—		—	(13)

February 3, 2007	360		177	393		14		—	944

Gross Square Feet (thousands)
January 29, 2006	3,157		716	2,083		69		—	6,025
New	66		94	482		70		—	712
Remodels/Conversions (net activity)	3	(1)	—	39	(1)	(9	) (2)	—	33
Closed	(55)		(22)	—		—		—	(77)

February 3, 2007	3,171		788	2,604		130		—	6,693

Average Store Size	8,808		4,452	6,626		9,286		—	7,090

(1)	Includes one Abercrombie & Fitch store and one Hollister store reopened after repair from hurricane damage.

(2)	Includes one RUEHL store temporarily closed due to fire damage.

CAPITAL EXPENDITURES AND LESSOR CONSTRUCTION ALLOWANCES
Capital expenditures totaled $403.3 million, $403.5 million and $256.4 million for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
In Fiscal 2007, total capital expenditures were $403.3 million, of which $252.8 million was used for store related projects related to new construction and remodels, conversions and refreshes of existing Abercrombie & Fitch, abercrombie and Hollister stores. The remaining $150.5 million was used for projects at the home office and the distribution centers, including home office expansion, information technology investments, the purchase of an airplane and other projects.
In Fiscal 2006, total capital expenditures were $403.5 million, of which $253.7 million was used for store related projects related to new store construction and remodels, conversions, and refreshes of existing Abercrombie & Fitch, abercrombie and Hollister stores. The remaining $149.8 million was used for projects at the home office, including the completion of the second DC, home office expansion, information technology investments and other projects.
In Fiscal 2005, total capital expenditures were $256.4 million, of which $204.7 million was used for store related projects, including new store construction and remodels, conversions and other projects. The remaining $51.7 million was used for projects at the home office, including home office improvements, information technology investments, DC improvements and other projects.
Lessor construction allowances are an integral part of the decision making process for assessing the viability of new store locations. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $43.4 million, $49.4 million and $42.3 million in construction allowances during Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.
During Fiscal 2008, the Company anticipates capital expenditures between approximately $420 million and $425 million. Approximately $300 million of this amount is allocated to new store construction and full store remodels, including $55 million allocated for the Hollister flagship in the SoHo area of New York City, the Abercrombie & Fitch flagships in Europe and Japan and the four new Hollister mall-based U.K. stores. Approximately $50 million is expected to be allocated to refresh existing stores. The store refreshes will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, Hollister store refreshes will include the addition of video walls and the refitting of lighting and shelving to accommodate the rollout of the personal care product line. The Company is planning approximately $73 million in capital expenditures at the home office related to information technology investments, new direct-to-consumer distribution and logistics systems and other home office projects.
The Company intends to add approximately 760,000 gross square feet of stores during Fiscal 2008, which will represent an increase of approximately 10% over Fiscal 2007. The Company anticipates the increase during Fiscal 2008 will be primarily due to the addition of approximately 70 new Hollister stores, 16 new abercrombie stores, three new Abercrombie & Fitch stores, six new RUEHL stores and 15 new Gilly Hicks stores.

During Fiscal 2008, the Company expects the average construction cost per square foot, net of construction allowances, for non-flagship Abercrombie & Fitch stores to remain flat compared to Fiscal 2007’s cost of approximately $140; for new abercrombie stores to decrease from Fiscal 2007’s cost of approximately $171 to approximately $148; for new Hollister stores to decrease from Fiscal 2007’s cost of approximately $131 to approximately $126; and for RUEHL to decrease from Fiscal 2007’s cost of $267 to $257. The changes from Fiscal 2007’s estimates for Hollister, abercrombie and RUEHL stores were driven by a number of factors, including landlord allowance levels and lower construction costs. The Company expects the average construction cost per square foot, net of construction allowances, for new Gilly Hicks stores to be approximately $392 in Fiscal 2008.
The Company expects initial inventory purchases for the stores to average approximately $0.4 million, $0.2 million, $0.4 million, $0.5 million and $0.6 million per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively.
The Company expects that substantially all future capital expenditures will be funded with cash from operations. In addition, the Company has $250 million available, less outstanding letters of credit, under its Amended Credit Agreement to support operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.
The Company’s significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements located in ITEM 8 of this Annual Report on Form 10-K. The Company believes that the following policies are most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition
The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $10.7 million, $8.9 million and $8.2 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and recognizes the remaining balance as other operating income. At February 2, 2008 and February 3, 2007, the gift card liabilities on the Company’s Consolidated Balance Sheets were $68.8 million and $65.0 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company recognized other operating income for adjustments to the gift card liability of $10.9 million, $5.2 million and $2.4 million, respectively.
Inventory Valuation
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The markdown reserve was $5.4 million, $6.8 million and $10.0 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $11.5 million, $7.7 million and $3.8 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
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
Property and Equipment
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from three to 15 years, or the term of the lease for leasehold improvements; the lesser of the useful life of the asset, which ranges from three to seven years, or the term of the lease when applicable for information technology; and three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Income Taxes
Income taxes are calculated in accordance with SFAS No. 109,”Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of a foreign subsidiary. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions.
In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.
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
Foreign Currency Translation
The majority of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
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

Equity Compensation Expense
Prior to January 29, 2006, the Company reported share-based compensation through the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” but elected to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, for which no expense was recognized for stock options if the exercise price was equal to the market value of the underlying Common Stock on the date of grant, and provided the required pro forma disclosures in accordance with SFAS No. 123, as amended.
Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires stock options to be accounted for under the fair value method and requires the use of an option-pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.
The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represents the expected period of time the Company believes the stock options will be outstanding, are based on historical information. Estimates of the expected future stock price volatility are based on the volatility of A&F’s Common Stock for the most recent historical period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in expected term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 4, “Share-Based Compensation” of the Notes to Consolidated Financial Statements, located in ITEM 8 of this Annual Report on Form 10-K being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield a 7% increase in the Black-Scholes valuation. The Company believes that changes in expected term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 that eliminates SFAS No. 13, "Accounting for Leases”, from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 was effective for the Company on February 3, 2008, for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis and will be effective on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of adopting SFAS No. 157 and the related FSPs on the consolidated results of operations and consolidated financial condition.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company maintains its cash equivalents in financial instruments, primarily money market accounts, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”), all classified as available-for-sale that have maturities ranging from eight to 34 years. As of February 2, 2008, the Company held approximately $530.5 million in ARS classified as marketable securities. Approximately $272.1 million of these securities were invested in closed end municipal bond funds and approximately $258.4 million were invested in securities issued by state agencies which issue student loans.
Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature. On February 13, 2008, the Company began to experience failed auctions on some of its ARS. As of March 27, 2008, the Company held approximately $365.9 million in ARS, of which $326.9 million were also held as of February 2, 2008.
As of February 2, 2008, approximately 99% of the Company’s ARS were “AAA” rated by one or more major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program.
The Company does not believe that failures in the auction market will have a material impact on the Company’s liquidity. The Company believes that it currently has adequate working capital to fund operations based on access to cash and cash equivalents and expected operating cash flows. In addition, the Company has $250 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations.
The current market for the ARS is uncertain and the Company will continue to monitor and evaluate the market. If auctions continue to fail, it may be necessary to reflect the securities as long-term investments on its consolidated balance sheet for the period ending May 3, 2008 or thereafter. If the Company sells any of the ARS, prior to maturity, at an amount below original purchase value, or if it becomes probable that the Company will not receive 100% of the principal and interest from the issuer as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.
The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 2, 2008, total assets held in the Rabbi Trust were $51.3 million, which included $18.6 million of available-for-sale municipal notes and bonds, trust-owned life insurance policies with a cash surrender value of $31.3 million and $1.4 million held in money market accounts. As of February 3, 2007, total assets held in the Rabbi Trust were $33.5 million, which included $18.3 million of available-for-sale municipal notes and bonds and trust-owned life insurance policies with a cash surrender value of $15.3 million. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force (“EITF”) 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) and recorded at fair value in other assets on the Consolidated Balance Sheets and are restricted as to their use as noted above.
There were $0.4 million in realized losses for the fifty-two weeks ended February 2, 2008 and no realized gains or losses for the fifty-three weeks ended February 3, 2007, all related to available-for-sale securities. Net unrealized gains were approximately $.01 million as of February 2, 2008 and net unrealized losses were approximately $0.7 million as of February 3, 2007, all related to available-for-sale securities.

The Company does not enter into financial instruments for trading purposes.
As of February 2, 2008, the Company had no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and would be subject to interest rate risk.
The Company has exposure to changes in currency exchange rates associated with foreign currency transactions, including inter-company transactions. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Danish Krones, Swiss Francs and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation.
All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. The Company’s ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)

	2007	2006 *	2005
NET SALES	$3,749,847	$3,318,158	$2,784,711

Cost of Goods Sold	1,238,480	1,109,152	933,295

GROSS PROFIT	2,511,367	2,209,006	1,851,416

Stores and Distribution Expense	1,386,846	1,187,071	1,000,755
Marketing, General & Administrative Expense	395,758	373,828	313,457
Other Operating Income, Net	(11,734)	(9,983)	(5,534)

OPERATING INCOME	740,497	658,090	542,738

Interest Income, Net	(18,828)	(13,896)	(6,674)

INCOME BEFORE INCOME TAXES	759,325	671,986	549,412

Provision for Income Taxes	283,628	249,800	215,426

NET INCOME	$475,697	$422,186	$333,986

NET INCOME PER SHARE:

BASIC	$5.45	$4.79	$3.83

DILUTED	$5.20	$4.59	$3.66

WEIGHTED-AVERAGE SHARES OUTSTANDING:

BASIC	87,248	88,052	87,161

DILUTED	91,523	92,010	91,221

DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.60

OTHER COMPREHENSIVE INCOME

Cumulative Foreign Currency Translation Adjustments	$7,328	$(239)	$(78)
Unrealized Gains (Losses) on Marketable Securities, net of taxes of ($502), $20 and $0 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively	784	41	(718)

Other Comprehensive Income (Loss)	$8,112	$(198)	$(796)

COMPREHENSIVE INCOME	$483,809	$421,988	$333,190

*	Fiscal 2006 was a fifty-three week year.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED BALANCE SHEETS
(Thousands, except share amounts)

	February 2,	February 3,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$118,044	$81,959
Marketable Securities	530,486	447,793
Receivables	53,801	43,240
Inventories	333,153	427,447
Deferred Income Taxes	36,128	33,170
Other Current Assets	68,643	58,469

TOTAL CURRENT ASSETS	1,140,255	1,092,078

PROPERTY AND EQUIPMENT, NET	1,318,291	1,092,282

OTHER ASSETS	109,052	63,707

TOTAL ASSETS	$2,567,598	$2,248,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$108,437	$100,919
Outstanding Checks	43,361	27,391
Accrued Expenses	280,910	260,219
Deferred Lease Credits	37,925	35,423
Income Taxes Payable	72,480	86,675

TOTAL CURRENT LIABILITIES	543,113	510,627

LONG TERM LIABILITIES:
Deferred Income Taxes	22,491	30,394
Deferred Lease Credits	213,739	203,943
Commitments	—	—
Other Liabilities	169,942	97,806

TOTAL LONG TERM LIABILITIES	406,172	332,143

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at February 2, 2008 and February 3, 2007, respectively	1,033	1,033
Paid-In Capital	319,451	289,732
Retained Earnings	2,051,463	1,646,290
Accumulated Other Comprehensive Income (Loss), net of tax	7,118	(994)
Treasury Stock, at Average Cost 17,141,116 and 14,999,945 shares at February 2, 2008 and February 3, 2007, respectively	(760,752)	(530,764)

TOTAL SHAREHOLDERS’ EQUITY	1,618,313	1,405,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,567,598	$2,248,067

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands)

	Common Stock						Treasury Stock
						Other			Total
	Shares		Paid-In	Retained	Deferred	Comprehensive		At Average	Shareholders'
	Outstanding	Par Value	Capital	Earnings	Compensation	Income (Loss)	Shares	Cost	Equity
Balance, January 29, 2005	86,036	$1,033	$176,552	$1,039,722	$15,048	$—	17,263	$(563,029)	$669,326
Net Income	—	—	—	333,986	—	—	—	—	333,986
Purchase of Treasury Stock	(1,765)	—	—	—	—	—	1,765	(103,296)	(103,296)
Dividends ($0.60 per share)	—	—	—	(52,218)	—	—	—	—	(52,218)
Stock Option Exercises	3,289	—	—	(26,985)	—	—	(3,289)	109,880	82,895
Restricted Stock Unit Issuance	166	—	—	(4,297)	(12,966)	—	(166)	5,650	(11,613)
Tax Benefit from Exercise of Stock Options and Issuance of Restricted Stock Units	—	—	52,709	—	—	—	—	—	52,709
Restricted Stock Unit Expense	—	—	—	—	24,124	—	—	—	24,124
Unrealized Losses on Marketable Securities	—	—	—	—	—	(718)	—	—	(718)
Cumulative Foreign Currency Translation Adjustments	—	—	—	—	—	(78)	—	—	(78)

Balance, January 28, 2006	87,726	$1,033	$229,261	$1,290,208	$26,206	$(796)	15,574	$(550,795)	$995,117

Deferred Compensation Reclassification	—	—	26,206	—	(26,206)	—	—	—	—
Net Income	—	—	—	422,186	—	—	—	—	422,186

Dividends ($0.70 per share)	—	—	—	(61,623)	—	—	—	—	(61,623)

Share-based Compensation Issuances and Exercises	574	—	(6,326)	(4,481)	—	—	(574)	20,031	9,224

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	5,472	—	—	—	—	—	5,472

Share-based Compensation Expense	—	—	35,119	—	—	—	—	—	35,119

Unrealized Gains on Marketable Securities	—	—	—	—	—	41	—	—	41

Cumulative Foreign Currency Translation Adjustments	—	—	—	—	—	(239)	—	—	(239)

Balance, February 3, 2007	88,300	$1,033	$289,732	$1,646,290	$—	$(994)	15,000	$(530,764)	$1,405,297

FIN 48 Impact	—	—	—	(2,786)	—	—	—	—	(2,786)

Net Income	—	—	—	475,697	—	—	—	—	475,697

Purchase of Treasury Stock	(3,654)	—	—	—	—	—	3,654	(287,916)	(287,916)

Dividends ($0.70 per share)	—	—	—	(61,330)	—	—	—	—	(61,330)

Share-based Compensation Issuances and Exercises	1,513	—	(19,052)	(6,408)	—	—	(1,513)	57,928	32,468

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	17,600	—	—	—	—	—	17,600

Share-based Compensation Expense	—	—	31,170	—	—	—	—	—	31,170

Unrealized Gains on Marketable Securities	—	—	—	—	—	784	—	—	784

Cumulative Foreign Currency Translation Adjustments	—	—	—	—	—	7,328	—	—	7,328

Balance, February 2, 2008	86,159	$1,033	$319,451	$2,051,463	$—	$7,118 (1)	17,141	$(760,752)	$1,618,313

(1)	Accumulated Other Comprehensive Income includes cumulative foreign currency translation adjustments of $7.0 million and unrealized gains on marketable securities, net of taxes of $0.1 million.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Thousands)
	2007	2006*	2005
OPERATING ACTIVITIES:
Net Income	$475,697	$422,186	$333,986

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	183,716	146,156	124,206
Amortization of Deferred Lease Credits	(37,418)	(34,485)	(32,527)
Share-Based Compensation	31,170	35,119	24,124
Tax Benefit from Share-Based Compensation	17,600	5,472	52,709
Excess Tax Benefit from Share-Based Compensation	(14,205)	(3,382)	—
Deferred Taxes	1,342	(11,638)	(2,099)
Loss on Disposal of Assets and Charge for Impairment	9,517	6,559	7,658
Lessor Construction Allowances	43,391	49,387	42,336
Foreign Currency Gains	301	—	—
Changes in Assets and Liabilities:
Inventories	87,657	(61,940)	(146,314)
Accounts Payable and Accrued Expenses	22,375	24,579	(2,912)
Income Taxes	(13,922)	(12,805)	43,893
Other Assets and Liabilities	10,604	16,963	8,530

NET CASH PROVIDED BY OPERATING ACTIVITIES	817,825	582,171	453,590

INVESTING ACTIVITIES:
Capital Expenditures	(403,345)	(403,476)	(256,422)
Purchases of Trust Owned Life Insurance Policies	(15,000)	(15,258)	—
Purchases of Marketable Securities	(1,444,736)	(1,459,835)	(1,016,986)
Proceeds from Sales of Marketable Securities	1,362,911	1,404,805	605,101

NET CASH USED FOR INVESTING ACTIVITIES	(500,170)	(473,764)	(668,307)

FINANCING ACTIVITIES:
Dividends Paid	(61,330)	(61,623)	(52,218)
Change in Outstanding Checks and Other	13,536	(31,770)	8,467
Proceeds from Share-Based Compensation	38,750	12,876	73,716
Excess Tax Benefit from Share-Based Compensation	14,205	3,382	—
Purchase of Treasury Stock	(287,916)	—	(103,296)

NET CASH USED FOR FINANCING ACTIVITIES	(282,755)	(77,135)	(73,331)

EFFECT OF EXCHANGE RATES ON CASH	1,185	—	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	36,085	31,272	(288,048)
Cash and Equivalents, Beginning of Year	81,959	50,687	338,735

CASH AND EQUIVALENTS, END OF YEAR	$118,044	$81,959	$50,687

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$8,791	$28,455	$3,754

*	Fiscal 2006 was a fifty-three week year.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION
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
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008; to “Fiscal 2006” represent the 53-week fiscal year ended February 3, 2007; and to “Fiscal 2005” represent the 52-week fiscal year ended January 28, 2006. In addition, all references herein to “Fiscal 2008” represent the 52-week fiscal year that will end on January 31, 2009.
RECLASSIFICATIONS
Certain amounts have been reclassified to conform to the current year presentation. A&F periodically acquires shares of its Class A Common Stock, par value $0.01 per share (“Common Stock”) under various Board of Directors-authorized share buy-back plans. The shares acquired are held as treasury stock and are not retired. A&F utilizes the treasury stock when issuing shares for stock option exercises and restricted stock unit vestings. In accordance with Accounting Principles Board (“APB”) Opinion No. 6, “Status of Accounting Research Bulletins,” “gains” on sales of treasury stock not previously accounted for as constructively retired should be credited to paid-in capital; “losses” may be charged to paid-in capital to the extent of previous net “gains” from sales or retirements of the same class of stock, otherwise to retained earnings. On the Consolidated Statements of Shareholders’ Equity for the year ended January 28, 2006, the Company reclassified treasury stock “losses” of $31.3 million to retained earnings that were previously netted against paid-in capital. Amounts reclassified did not have an effect on the Company’s results of operations or Consolidated Statement of Cash Flows.
In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassified from current taxes payables to other long-term liabilities. See Note 10, “Income Taxes” for information about the adoption of FIN 48.

SEGMENT REPORTING
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company include Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are therefore included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues and long-lived assets relating to the Company’s international operations in each of Fiscal 2007, Fiscal 2006 and Fiscal 2005 were not material and were not reported separately from domestic revenues and long-lived assets.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
CASH AND EQUIVALENTS
Cash and equivalents include amounts on deposit with financial institutions and investments, primarily held in money market accounts, with original maturities of less than 90 days. Outstanding checks at year-end are reclassified from cash to liabilities in the Condensed Consolidated Balance Sheet.
INVESTMENTS
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At February 2, 2008, the Company’s investments in marketable securities consisted of investment grade auction rate securities (“ARS”), all classified as available-for-sale and reported at fair value based on the Dutch auction market as of February 2, 2008, with maturities that range from eight to 34 years. As of February 2, 2008, the Company held approximately $530.5 million in ARS as marketable securities. Approximately $272.1 million of the securities were invested in closed end municipal bond funds and approximately $258.4 million were invested in securities issued by state agencies which issue student loans. At February 3, 2007, the Company’s investments in marketable securities consisted primarily of investment grade municipal notes and bonds and investment grade ARS, all classified as available-for-sale and reported at fair value based on the market, with maturities that could range from one month to forty years. As of February 3, 2007, the marketable securities consisted of approximately $346.1 million of ARS, approximately $97.1 million of municipal notes and bonds and approximately $4.6 million of dividend received deduction.
The interest rates of ARS reset through an auction process at predetermined periods ranging from seven to 35 days.

The Company established an irrevocable rabbi trust (the “Rabbi Trust”) during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 2, 2008, total assets held in the Rabbi Trust were $51.3 million, which included $18.6 million of available-for-sale municipal notes and bonds with maturities that ranged from four to six years, trust-owned life insurance policies with a cash surrender value of $31.3 million and $1.4 million held in money market accounts. As of February 3, 2007, total assets held in the Rabbi Trust were $33.5 million, which included $18.3 million of available-for-sale municipal notes and bonds and trust-owned life insurance policies with a cash surrender value of $15.3 million. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) and recorded at fair value in other assets on the Consolidated Balance Sheets and are restricted as to their use as noted above.
There were $0.4 million in realized losses for the fifty-two weeks ended February 2, 2008 and no realized gains or losses for the fifty-three weeks ended February 3, 2007, all related to available-for-sale securities. Net unrealized gains were approximately $.01 million as of February 2, 2008 and net unrealized losses were approximately $0.7 million as of February 3, 2007, all related to available-for-sale securities.
CREDIT CARD RECEIVABLES
As part of the normal course of business, the Company has approximately three to four days of sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as receivables.
INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $333.2 million and $427.4 million at February 2, 2008 and February 3, 2007, respectively. The markdown reserve was $5.4 million, $6.8 million and $10.0 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third fiscal quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve at the end of the second and fourth fiscal quarters that represents the estimated future anticipated selling price decreases necessary to sell through the remaining carryover inventory for the season just passed.

Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $11.5 million, $7.7 million and $3.8 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
STORE SUPPLIES
The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. This policy approximates the expense that would have been recognized under accounting principles generally accepted in the United States of America (“GAAP”). Store supply categories are classified as current or non-current based on their estimated useful lives. Packaging is expensed as used. Current store supplies were $22.5 million and $20.0 million at February 2, 2008 and February 3, 2007, respectively. Non-current store supplies were $21.7 million and $20.6 million at February 2, 2008 and February 3, 2007, respectively.
PROPERTY AND EQUIPMENT
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from three to 15 years, or the term of the lease for leasehold improvements; the lesser of the useful life of the asset, which ranges from three to seven years, or the term of the lease when applicable for information technology; and three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.
Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. The Company incurred impairment charges of approximately $2.3 million for Fiscal 2007, including $1.6 million of non-store impairment charges compared to $0.3 million for Fiscal 2006.

INCOME TAXES
Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of a foreign subsidiary. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and FIN 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
See Note 10, “Income Taxes” for discussion regarding the Company’s policies for FIN 48.
FOREIGN CURRENCY TRANSLATION
The majority of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
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

SHAREHOLDERS’ EQUITY
At February 2, 2008 and February 3, 2007, there were 150 million shares of A&F’s $.01 par value Class A Common Stock authorized, of which 86.2 million and 88.3 million shares were outstanding at February 2, 2008 and February 3, 2007, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at February 2, 2008 or February 3, 2007. In addition, 15 million shares of A&F’s $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 14, “Preferred Stock Purchase Rights” for information about Preferred Stock Purchase Rights.
Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.
REVENUE RECOGNITION
The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $10.7 million, $8.9 million and $8.2 million at February 2, 2008, February 3, 2007 and January 28, 2006, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns, and recognizes the remaining balance as other operating income. At February 2, 2008 and February 3, 2007, the gift card liability on the Company’s Consolidated Balance Sheets was $68.8 million and $65.0 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2007, Fiscal 2006 and Fiscal 2005, the Company recognized other operating income for adjustments to the gift card liability of $10.9 million, $5.2 million and $2.4 million, respectively.
The Company does not include tax amounts collected as part of the sales transaction in its net sales results.
COST OF GOODS SOLD
Cost of goods sold primarily includes the following: cost of merchandise, markdowns, inventory shrink, valuation reserves and freight expenses.

STORES AND DISTRIBUTION EXPENSE
Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as direct-to-consumer and Distribution Center (“DC”) expenses.
MARKETING, GENERAL & ADMINISTRATIVE EXPENSE
Marketing, general and administrative expense includes photography and media ads, store marketing, home office payroll, except for those departments included in stores and distribution expense, information technology, outside services such as legal and consulting, relocation expenses, as well as recruiting, samples and travel expenses.
OTHER OPERATING INCOME, NET
Other operating income primarily consists of gift card balances whose likelihood of redemption has been determined to be remote and are therefore recognized as income and gains and losses on foreign currency transactions and foreign currency gains and losses resulting from remeasurement of foreign inter-company loans and foreign held cash accounts for the Company’s Swiss and United Kingdom operations in compliance with SFAS No. 52, “Foreign Currency Translation”. Other operating income in Fiscal 2006 also included non-recurring benefits from insurance reimbursements received for fire and Hurricane Katrina damage.
CATALOGUE AND ADVERTISING COSTS
Catalogue costs consist primarily of catalogue production and mailing costs and are expensed as incurred as a component of “Stores and Distribution Expense.” Advertising costs consist of in-store photographs and advertising in selected national publications and billboards and are expensed as part of “Marketing, General and Administrative Expense” when the photographs or publications first appear. Catalogue and advertising costs, including photo shoot costs, amounted to $32.8 million in Fiscal 2007, $39.3 million in Fiscal 2006 and $36.8 million in Fiscal 2005.
LEASES
The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.
For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Net Income and Comprehensive Income over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the Consolidated Statements of Net Income and Comprehensive Income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for intended use.
Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Net Income and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable.

STORE PRE-OPENING EXPENSES
Pre-opening expenses related to new store openings are charged to operations as incurred.
DESIGN AND DEVELOPMENT COSTS
Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of “Marketing, General and Administrative Expense.”
FAIR VALUE OF ASSETS AND LIABILITIES
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
Weighted-Average Shares Outstanding (in thousands):

	2007	2006	2005
Shares of Class A Common Stock issued	103,300	103,300	103,300
Treasury shares outstanding	(16,052)	(15,248)	(16,139)

Basic shares outstanding	87,248	88,052	87,161

Dilutive effect of stock options and restricted stock units	4,275	3,958	4,060

Diluted shares outstanding	91,523	92,010	91,221

Stock options to purchase approximately 0.4 million, 0.1 million and 0.2 million shares of Common Stock were outstanding for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive.
SHARE-BASED COMPENSATION
See Note 4, “Share-Based Compensation”.
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under GAAP and also establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 that eliminates SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2 that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 was effective for the Company on February 3, 2008, for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis and will be effective on February 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is currently evaluating the potential impact of adopting SFAS No. 157 and the related FSPs on the consolidated results of operations and consolidated financial condition.
In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company on February 3, 2008. The Company is currently evaluating the potential impact on the consolidated financial statements of adopting SFAS 159.
4. SHARE-BASED COMPENSATION
Background
On January 29, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based compensation to be measured based on estimated fair values at the date of grant using an option-pricing model. Previously, the Company accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no expense was recognized for stock options if the exercise price was equal to the market value of the underlying Common Stock on the date of grant, and if the Company provided the required pro forma disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires share-based compensation to be recognized for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, prior period information presented in these consolidated financial statements has not been restated to reflect the fair value method of expensing stock options. Under the modified prospective method, compensation expense includes a) all share-based awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and b) all share-based awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Financial Statement Impact
The following table summarizes share-based compensation expense (in thousands):

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2, 2008	February 3, 2007
Stores and distribution expense	$1,628	$2,419
Marketing, general and administrative expense	29,542	32,700

Operating income	$31,170	$35,119

The Company also recognized $11.5 million and $12.2 million in tax benefits related to share-based compensation for the fifty-two week period ended February 2, 2008 and the fifty-three week period ended February 3, 2007, respectively. Prior to the adoption of SFAS No. 123(R), the Company recognized $1.4 million in tax benefits related to restricted stock units for the fifty-two week period ended January 28, 2006.
The following table is presented for comparative purposes and illustrates the pro forma effect on net income and net income per share for the fifty-two weeks ended January 28, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s share-based compensation plans prior to January 29, 2006:

Fifty-Two
Weeks Ended
(Thousands, except per share amounts)	January 28, 2006
Net income:
As reported	$333,986
Share-based compensation expense included in reported net income, net of tax(1)	14,716
Share-based compensation expense determined under fair value based method, net of tax	(36,689)

Pro forma	$312,013

Net income per basic share:
As reported	$3.83
Pro forma	$3.58
Net income per diluted share:
As reported	$3.66
Pro forma	$3.38

(1)	Includes share-based compensation expense related to restricted stock unit awards actually recognized in net income in each period presented using the intrinsic value method.
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirteen and fifty-two week periods ended February 2, 2008 and the fourteen and fifty-three week periods ended February 3, 2007 was immaterial.
A&F issues shares of Common Stock for stock option exercises and restricted stock unit vestings from treasury stock. As of February 2, 2008, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares.

Plans
As of February 2, 2008, A&F had two primary share-based compensation plans including the following: the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which A&F grants stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 Long-Term Incentive Plan (the “2007 LTIP”), under which A&F grants stock options and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a shareholder approved plan, permits A&F to grant up to 5.0 million shares of A&F’s Common Stock to any associate of the Company eligible to receive awards under the 2007 LTIP. The 2005 LTIP, a shareholder approved plan, permits A&F to grant up to approximately 2.0 million shares of A&F’s Common Stock to any associate of the Company (other than Michael S. Jeffries) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant and any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, stock options and restricted stock units vest over one year for non-associate directors of A&F. Stock options have a ten-year term, subject to forfeiture under the terms of the plans, and the plans provide for accelerated vesting if there is a change of control as defined in the plans.
Fair Value Estimates
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represents the expected period of time the Company believes the stock options will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
The weighted-average estimated fair values of stock options granted during the fifty-two week period ended February 2, 2008, the fifty-three week period ended February 3, 2007 and the fifty-two week period ended January 28, 2006, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Fifty-Two Weeks			Fifty-Two Weeks
	Ended	Fifty-Three Weeks Ended		Ended
	February 2, 2008	February 3, 2007		January 28, 2006
	Executive Officers and	Executive	Other	Executive Officers and
	Other Associates	Officers	Associates	Other Associates
Exercise price	$74.05	$58.22	$58.12	$60.10
Fair value	$22.56	$24.92	$20.69	$23.01
Assumptions:
Price volatility	34%	47%	42%	47%
Expected term (Years)	4	5	4	4
Risk-free interest rate	4.5%	4.9%	4.9%	4.0%
Dividend yield	1.0%	1.2%	1.2%	1.1%

In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant, adjusted for expected dividend payments during the vesting period.
Stock Option Activity
Below is the summary of stock option activity for Fiscal 2007:

	Fifty-Two Weeks Ended February 2, 2008
				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at February 3, 2007	8,804,724	$38.07
Granted	341,750	74.05
Exercised	(1,323,937)	29.27
Forfeited or expired	(84,425)	60.78

Outstanding at February 2, 2008	7,738,112	$41.03	$$284,082,728	2.9

Stock options expected to vest at February 2, 2008	585,670	$66.11	$6,814,891	8.4

Stock options exercisable at February 2, 2008	7,018,762	$38.61	$$274,659,247	2.4

The total intrinsic value of stock options exercised during the fifty-two weeks ended February 2, 2008, the fifty-three weeks ended February 3, 2007, and the fifty-two weeks ended January 28, 2006 was $64.2 million, $15.2 million and $139.9 million, respectively.
The total fair value of stock options vested during the fifty-two weeks ended February 2, 2008, the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006 was $5.1 million, $29.5 million and $31.4 million, respectively.
As of February 2, 2008, there was $11.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Unit Activity
A summary of the status of the Company’s restricted stock units as of February 2, 2008 and changes during the fifty-two week period ended February 2, 2008 were as follows:

		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at February 3, 2007	2,043,456	$40.65
Granted	741,000	$72.69
Vested	(284,200)	$49.99
Forfeited	(145,385)	$60.44

Non-vested at February 2, 2008	2,354,871	$48.02

The total fair value of restricted stock units granted during the fifty-two weeks ended February 2, 2008, the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006 was $53.9 million, $35.5 million and $36.3 million, respectively.
The total fair value of restricted stock units vested during the fifty-two weeks ended February 2, 2008, the fifty-three weeks ended February 3, 2007 and the fifty-two weeks ended January 28, 2006 was $14.2 million, $8.6 million and $5.0 million, respectively.
As of February 2, 2008, there was $65.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consisted of (thousands):

	2007	2006
Land	$32,302	$32,291
Building	193,344	181,111
Furniture, fixtures and equipment	540,114	520,391
Information technology	81,110	48,173
Leasehold improvements	977,947	754,224
Construction in progress	177,887	122,695
Other	51,571	10,168

Total	$2,054,275	$1,669,053

Less: Accumulated depreciation and amortization	735,984	576,771

Property and equipment, net	$1,318,291	$1,092,282

6. DEFERRED LEASE CREDITS, NET
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are reclassified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (thousands):

	2007	2006
Deferred lease credits	$471,498	$423,390
Amortized deferred lease credits	(219,834)	(184,024)

Total deferred lease credits, net	$251,664	$239,366

7.	LEASED FACILITIES AND COMMITMENTS

Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

A summary of rent expense follows (thousands):

	2007	2006*	2005
Store rent:
Fixed minimum	$231,653	$196,690	$170,009
Contingent	21,489	20,192	16,178

Total store rent	253,142	216,882	186,187

Buildings, equipment and other	6,096	5,646	3,241

Total rent expense	$259,238	$222,528	$189,428

*	Fiscal 2006 was a fifty-three week year.
At February 2, 2008, the Company was committed to non-cancelable leases with remaining terms of one to 20 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2008	$254,456
Fiscal 2009	$263,179
Fiscal 2010	$252,749
Fiscal 2011	$235,080
Fiscal 2012	$214,914
Thereafter	$953,417
8.	ACCRUED EXPENSES
Accrued expenses included gift card liabilities of $68.8 million and construction in progress of $55.2 million at February 2, 2008. Accrued expenses included gift card liabilities of $65.0 million and construction in progress of $48.0 million at February 3, 2007.

9.	OTHER LIABILITIES

Other liabilities consist primarily of straight-line rent of $56.1 million and $45.8 million at February 2, 2008 and February 3, 2007, respectively and a FIN 48 liability of $49.4 million, including interest and penalties, as of February 2, 2008.

10.	INCOME TAXES

The provision for income taxes consisted of (thousands):

	2007	2006*	2005
Currently Payable:
Federal	$245,845	$236,553	$184,884
State	36,441	24,885	32,641

	$282,286	$261,438	$217,525

Deferred:
Federal	$1,039	$(10,271)	$(5,980)
State	303	(1,367)	3,881

	$1,342	$(11,638)	$(2,099)

Total provision	$283,628	$249,800	$215,426

*	Fiscal 2006 was a fifty-three week year.
Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%

State income tax, net of federal income tax effect	3.1	2.3	4.3
Other items, net	(0.7)	(0.1)	(0.1)

Total	37.4%	37.2%	39.2%

Amounts paid directly to taxing authorities were $259.0 million, $272.0 million and $122.0 million in Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively.

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (thousands):

	2007	2006*
Deferred tax assets:
Deferred compensation	$45,984	$37,725
Rent	67,024	76,890
Accrued expenses	14,571	15,003
Inventory	6,691	5,642
FIN 48 liabilities	12,416	—
Foreign net operation losses	2,595	2,709
Valuation allowance on foreign net operation losses	(905)	(2,709)

Total deferred tax assets	$148,376	$135,260

Deferred tax liabilities:
Store supplies	(12,266)	(11,578)
Property and equipment	(122,473)	(120,906)

Total deferred tax liabilities	$(134,739)	$(132,484)

Net deferred income tax liabilities	$13,637	$2,776

*	Fiscal 2006 was a fifty-three week year.
At February 2, 2008, the Company had $2.6 million in foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities. A portion of these net operating loss carryovers begin expiring in the year 2012 and some have an indefinite carryforward period. During Fiscal 2007, $2.2 million of the valuation allowance established in prior years was reversed because the Company believed that it was more likely than not that these net operating loss carryovers would reduce future years’ tax liabilities in certain foreign jurisdictions.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

In connection with the Company’s adoption of FIN 48 on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassed from current taxes payable to other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

2007
Unrecognized tax benefits, February 3, 2007	$29,613

Gross addition for tax positions of the current year	5,146

Gross addition for tax positions of prior years	12,789

Reductions for tax positions for prior years for:
Changes in judgment/excess reserve	(4,726)
Settlements during the period	(3,291)
Lapses of applicable statute of limitations	(637)

Unrecognized tax benefits, February 2, 2008	$38,894

Gross additions for tax positions of prior years include an $11.9 million liability, offset by other balance sheet changes, related to a transfer pricing matter that is subject to an ongoing Advanced Pricing Agreement negotiation with the Internal Revenue Service.

These amounts, if recognized, would affect the Company’s effective tax rate. Pursuant to the accounting rules, the unrecognized tax benefit for the transfer pricing matter will not have a significant effect on the effective tax rate because it would be recognized in the provision for income taxes over a long-term period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s policy did not change as a result of adopting FIN 48. Tax expense for Fiscal 2007 includes $2.7 million of interest. Interest and penalties of $10.5 million have been accrued as of the end of Fiscal 2007.

The statute of limitations for income tax examinations by the Internal Revenue Service has expired for the fiscal years prior to the fiscal year ended January 29, 2005. The Company files income tax returns in various state, local and foreign jurisdictions with varying statutes of limitations.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

11.	LONG-TERM DEBT

On December 15, 2004, the Company entered into an amended and restated $250 million syndicated unsecured credit agreement (the “Amended Credit Agreement”), with Abercrombie & Fitch Management Co., as borrower, and with A&F and its subsidiaries, as guarantors. The primary purposes of the Amended Credit Agreement are for financial support of trade and stand-by letters of credit and working capital. The Amended Credit Agreement has several borrowing options, including an option where interest rates are based on the agent bank’s “Alternate Base Rate,” and another using the London Interbank Offered Rate. The facility fees payable under the Amended Credit Agreement are based on the ratio of the Company’s leveraged total debt plus 600% of forward minimum rent commitments to consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four fiscal quarter periods. The facility fees are projected to accrue at either 0.15% or 0.175% on the committed amounts per annum. The Amended Credit Agreement contains limitations on indebtedness, liens, sale-leaseback transactions, significant corporate changes including mergers and acquisitions with third parties, investments, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The Amended Credit Agreement will mature on December 15, 2009. Letters of credit totaling approximately $76.1 million and $53.7 million were outstanding under the Amended Credit Agreement on February 2, 2008 and February 3, 2007, respectively. No borrowings were outstanding under the Amended Credit Agreement on February 2, 2008 or on February 3, 2007.

12.	RETIREMENT BENEFITS

The Company maintains the Abercombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan. Participation in this plan is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of these plans was $21.0 million in Fiscal 2007, $15.0 million in Fiscal 2006 and $10.5 million in Fiscal 2005.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the Amended and Restated Employment Agreement, dated as of August 15, 2005, between the Company and its CEO. The expense associated with the SERP was $1.4 million in Fiscal 2007, $6.6 million in Fiscal 2006 and $2.5 million in Fiscal 2005. The increase in Fiscal 2006 was primarily related to a change in the discount rate.

The Company established the Rabbi Trust during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the SERP. Refer to further discussion regarding the Rabbi Trust in Note 2, “Summary of Significant Accounting Policies”.

13.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. The parties are engaging in discovery. On December 10, 2007, the defendants reached an agreement in principle with plaintiffs’ counsel to settle certain claims in the action. The agreement resulted in a written Stipulation and Settlement Agreement, effective as of February 7, 2008, settling all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 until April 30, 2004. Neither the agreement in principle nor the Stipulation affects claims which are alleged to have arisen in the period commencing on April 30, 2004. On February 27, 2008, the Court entered an order noting its preliminary approval of the Stipulation and Settlement Agreement and setting a noticed hearing for June 9, 2008, to determine whether the proposed settlement should be finally approved. The cost of the settlement, if approved, is not expected to be material.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws, and seek unspecified monetary damages, as a result of a decline in the price of A&F’s Common Stock during the summer of 2005. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. The motion has not been fully briefed or submitted.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases.

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

On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock (the “Common Stock”), par value $.01 per share, of A&F. The dividend was paid on July 28, 1998 to shareholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on the Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 and prior to the Distribution Date has been and will be issued with 0.50 Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have 0.50 Right attached.

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

At any time after any person becomes an Acquiring Person, but before the occurrence of any of the events described in the immediately following paragraph, each holder of a Right, other than the Acquiring Person and certain affiliated persons, will be entitled to purchase, upon exercise of the Right, shares of Common Stock having a market value of twice the exercise price of the Right. At any time after any person becomes an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding shares of Common Stock or the occurrence of any of the events described in the immediately following paragraph, A&F’s Board of Directors may exchange all or part of the Rights, other than Rights beneficially owned by an Acquiring Person and certain affiliated persons, for shares of Common Stock at an exchange ratio of one share of Common Stock per 0.50 Right.

If, after any person has become an Acquiring Person, (i) A&F is involved in a merger or other business combination transaction in which A&F is not the surviving corporation or A&F’s Common Stock is exchanged for other securities or assets or (ii) A&F and/or one or more of A&F’s subsidiaries sell or otherwise transfer 50% or more of the assets or earning power of A&F and its subsidiaries, taken as a whole, each holder of a Right, other than the Acquiring Person and certain affiliated persons, will be entitled to buy, for the exercise price of the Rights, the number of shares of common stock of the other party to the business combination or sale, or in certain circumstances, an affiliate, which at the time of such transaction will have a market value of twice the exercise price of the Right.

The Rights will expire on July 16, 2008, unless earlier exchanged or redeemed. A&F may redeem all of the Rights at a price of $.01 per whole Right at any time before any person becomes an Acquiring Person.

Rights holders have no rights as a shareholder of A&F, including the right to vote and to receive dividends.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2007 and Fiscal 2006 follows (thousands, except per share amounts):

Fiscal 2007 Quarter	First	Second	Third	Fourth
Net sales	$742,410	$804,538	$973,930	$1,228,969
Gross profit	$487,269	$553,438	$645,043	$825,617
Operating income	$92,710	$124,132	$186,587	$337,068
Net income	$60,081	$81,275	$117,585	$216,756
Net income per basic share	$0.68	$0.92	$1.35	$2.52
Net income per diluted share	$0.65	$0.88	$1.29	$2.40

Fiscal 2006 Quarter	First	Second	Third	Fourth*
Net sales	$657,271	$658,696	$863,448	$1,138,743
Gross profit	$429,915	$455,258	$568,198	$755,635
Operating income	$83,985	$102,429	$162,841	$308,834
Net income	$56,240	$65,722	$102,031	$198,192
Net income per basic share	$0.64	$0.75	$1.16	$2.25
Net income per diluted share	$0.62	$0.72	$1.11	$2.14

*	Fourth Quarter Fiscal 2006 was a fourteen week quarter.
16.	SUBSEQUENT EVENTS

AUCTION RATE SECURITIES

At February 2, 2008, the Company’s investments in marketable securities consisted of investment grade auction rate securities (“ARS”), all classified as available-for-sale and reported at fair value based on the Dutch auction market as of February 2, 2008, with maturities that range from eight to 34 years.

Despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities will continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities or the securities mature.

On February 13, 2008, the Company began to experience failed auctions on some of its ARS. At March 27, 2008, the Company held approximately $365.9 million in ARS classified as marketable securities, of which $326.9 million were also held as of February 2, 2008. As of March 27, 2008, approximately 89% of the Company’s ARS are “AAA” rated and the remaining ARS have ratings that range from A1 to A3 by one or more major credit rating agencies. The ratings take into account insurance policies which guarantee both the principal and accrued interest. The Company believes that it will fully collect the principal and interest of the securities. Approximately $101.5 million of these securities were invested in closed end municipal bond funds and approximately $264.4 million were invested in securities issued by state agencies which issue student loans, substantially all of which are guaranteed by the United States government.

At March 27, 2008, the ARS market remains uncertain. However, the Company believes that it currently has adequate working capital to fund operations based on access to cash and cash equivalents and expected operating cash flows. The Company also has $250 million available, less outstanding letters of credit, under its unsecured credit agreement.

REPURCHASE OF COMMON STOCK

Subsequent to February 2, 2008, A&F had repurchased approximately 0.7 million shares of A&F’s Common Stock with a value of approximately $50.0 million from the approximately 12.0 million shares of Common Stock remaining authorized for repurchase at February 2, 2008.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Abercrombie & Fitch Co.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As described in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
March 28, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended February 2, 2008. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that the A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 2, 2008, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
The management of A&F is responsible for establishing and maintaining adequate internal control over financial reporting. A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 2, 2008 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 2, 2008, A&F’s internal control over financial reporting was effective.
A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 2, 2008 as stated in their report, which is included in ITEM 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting during the fiscal quarter ended February 2, 2008 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
Code of Business Conduct
Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
Audit Committee
Information concerning A&F’s Audit Committee is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors
Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008. These procedures have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 13, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors”, “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
Information regarding the number of securities to be issued and remaining available under equity compensation plans as of February 2, 2008 is incorporated by reference from the text under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information concerning certain relationships and related transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors” and “ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
Information concerning the independence of the directors of A&F is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS— Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Consolidated Statements of Net Income and Comprehensive Income for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers, LLP.

(2)	Consolidated Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.
(3)	Exhibits:

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F, effective January 31, 2002, incorporated herein by reference to Exhibit 3.4 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (File No. 001-12107).

3.5	Certificate regarding adoption of amendment to Section 2.02 of Amended and Restated Bylaws of A&F by Board of Directors on July 10, 2003, incorporated herein by reference to Exhibit 3.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 (File No. 001-12107).

3.6	Certificate regarding adoption of amendments to Sections 1.02, 1.06, 3.01, 3.05, 4.02, 4.03, 4.04, 4.05, 4.06, 6.01 and 6.02 of Amended and Restated Bylaws of A&F by Board of Directors on May 20, 2004, incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

3.7	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, National City Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.2	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107).

4.3	First Amendment, dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., A&F, the Lenders party thereto, and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107).

4.4	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.5	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.6	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.7	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

*10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

*10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).

*10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.5	Amended and Restated Employment Agreement, dated as of January 30, 2003, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Supplemental Executive Retirement Plan effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated February 11, 2003 and filed February 12, 2003 (File No. 001-12107).

*10.6	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.7	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (formerly known as the Abercrombie & Fitch Co. Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.8	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.9	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.10	Form of Restricted Shares Award Agreement (No Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.11	Form of Restricted Shares Award Agreement (Performance-Based Goals) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.12	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.13	Form of Stock Option Agreement (Nonstatutory Stock Options) under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.14	Form of Stock Option Agreement under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.15	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.16	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.17	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.18	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.19	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.20	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.21	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).

*10.22	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

*10.23	Form of Stock Option Agreement (Nonstatutory Stock Option) under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.24	Form of Restricted Stock Unit Award Agreement for Employees under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.25	Amended Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.6 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.26	Amended and Restated Employment Agreement, entered into by A&F and Michael S. Jeffries as of August 15, 2005, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).

*10.27	Summary of Compensation Structure for Non-Employee Members of Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 — “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.28	Form of Stock Option Agreement (Non statutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.29	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.30	Form of Restricted Shares Award Agreement under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.31	Form of Stock Option Agreement (Nonstatutory Stock Options) under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.32	Stipulation of Settlement, dated as of April 8, 2005, regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

10.33	Supplemental Stipulation of Settlement, dated as of June 1, 2005, regarding In re Abercrombie & Fitch Co. Shareholder Derivative Litigation, Consol. C.A. No. 1077-N, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (File No. 001-12107).

*10.34	Trust Agreement, dated as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

*10.35	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

*10.36	Form of Stock Option Agreement to be used to evidence the grant of non statutory stock options to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.37	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.38	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

*10.39	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

14	Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this Annual Report on Form 10-K.
(b)	The documents listed in Item 15(a)(3) are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules

None

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: March 28, 2008	By /s/ MICHAEL W. KRAMER
Michael W. Kramer,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Signature	Title
/s/ MICHAEL S. JEFFRIES	Chairman, Chief Executive Officer and Director
Michael S. Jeffries

*	Director
James B. Bachmann

*	Director
Lauren J. Brisky

*	Director
Russell M. Gertmenian

*	Director
John A. Golden

*	Director
Archie M. Griffin

*	Director
John W. Kessler

/s/ MICHAEL W. KRAMER Michael W. Kramer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	Director
Edward F. Limato

*	Director
Allan A. Tuttle

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits.

By	/s/ MICHAEL W. KRAMER

Michael W. Kramer Attorney-in-fact

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002