Form 10-Q
period 2008-05-03
ABERCROMBIE & FITCH CO /DE/
filed 2008-06-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 1-12107
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 6, 2008
$.01 Par Value	86,912,557 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

NET SALES	$800,178	$742,410

Cost of Goods Sold	266,012	255,141

GROSS PROFIT	534,166	487,269

Stores and Distribution Expense	341,788	308,238
Marketing, General and Administrative Expense	104,698	90,175
Other Operating Income, Net	(2,941)	(3,854)

OPERATING INCOME	90,621	92,710

Interest Income, Net	(7,646)	(3,711)

INCOME BEFORE INCOME TAXES	98,267	96,421

Provision for Income Taxes	36,151	36,340

NET INCOME	$62,116	$60,081

NET INCOME PER SHARE:
BASIC	$0.72	$0.68
DILUTED	$0.69	$0.65

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,335	87,746
DILUTED	90,138	92,292

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE (LOSS)/INCOME
Cumulative Foreign Currency Translation Adjustments	$(144)	$1,687
Unrealized Loss on Available-For-Sale Securities, net of taxes of $139 and ($12) for the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively	(19,023)	(18)

Other Comprehensive (Loss)/Income	$(19,167)	$1,669

COMPREHENSIVE INCOME	$42,949	$61,750

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	May 3, 2008	February 2, 2008
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$187,217	$118,044
Marketable Securities	—	530,486
Receivables	68,643	53,801
Inventories	347,628	333,153
Deferred Income Taxes	38,160	36,128
Other Current Assets	72,346	68,643

TOTAL CURRENT ASSETS	713,994	1,140,255

PROPERTY AND EQUIPMENT, NET	1,341,259	1,318,291

MARKETABLE SECURITIES	318,136	—

OTHER ASSETS	112,454	109,052

TOTAL ASSETS	$2,485,843	$2,567,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$128,080	$108,437
Outstanding Checks	33,043	43,361
Accrued Expenses	208,777	280,910
Deferred Lease Credits	42,018	37,925
Income Taxes Payable	6,459	72,480

TOTAL CURRENT LIABILITIES	418,377	543,113

LONG TERM LIABILITIES:
Deferred Income Taxes	23,179	22,491
Deferred Lease Credits	218,902	213,739
Other Liabilities	181,068	169,942

TOTAL LONG TERM LIABILITIES	423,149	406,172
SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 3, 2008 and February 2, 2008	1,033	1,033
Paid-In Capital	328,249	319,451
Retained Earnings	2,096,844	2,051,463
Accumulated Other Comprehensive (Loss)/Gain, net of tax	(12,049)	7,118
Treasury Stock, at Average Cost - 16,854 and 17,141 shares at May 3, 2008 and February 2, 2008, respectively	(769,760)	(760,752)

TOTAL SHAREHOLDERS’ EQUITY	1,644,317	1,618,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,485,843	$2,567,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
OPERATING ACTIVITIES:
Net Income	$62,116	$60,081

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	52,749	42,410
Amortization of Deferred Lease Credits	(10,137)	(9,045)
Share-Based Compensation	10,683	5,222
Tax Benefit from Share-Based Compensation	12,082	7,517
Excess Tax Benefit from Share-Based Compensation	(5,741)	(6,018)
Deferred Taxes	(1,344)	(10,388)
Loss on Disposal of Assets and Charges for Impairment	176	243
Lessor Construction Allowances	11,454	9,636
Foreign Currency Gains	525	—
Changes in Assets and Liabilities:
Inventories	(14,536)	26,019
Accounts Payable and Accrued Expenses	(63,420)	(65,858)
Income Taxes	(65,990)	(85,960)
Other Assets and Liabilities	(5,792)	28,346

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(17,175)	2,205

INVESTING ACTIVITIES:
Capital Expenditures	(91,176)	(113,624)
Purchases of Marketable Securities	(49,411)	(236,228)
Proceeds from Sales of Marketable Securities	242,955	416,149

NET CASH PROVIDED BY INVESTING ACTIVITIES	102,368	66,297

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	32,706	13,348
Excess Tax Benefit from Share-Based Compensation	5,741	6,018
Purchase of Treasury Stock	(50,000)	(79,040)
Change in Outstanding Checks and Other	9,375	(1,503)
Dividends Paid	(14,847)	(15,365)

NET CASH USED FOR FINANCING ACTIVITIES	(17,025)	(76,542)

EFFECT OF EXCHANGE RATE ON CASH	1,005	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	69,173	(8,040)
Cash and Equivalents, Beginning of Year	118,044	81,959

CASH AND EQUIVALENTS, END OF PERIOD	$187,217	$73,919

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(17,124)	$7,427

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as the “Company”), is a specialty retailer of high-quality, casual apparel for men, women and kids with an active, youthful lifestyle.

The accompanying condensed consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect the assets, liabilities, results of operations and cash flows.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2008” represent the 52-week fiscal year that will end on January 31, 2009, and to “Fiscal 2007” represent the 52-week fiscal year that ended February 2, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses internally to evaluate performance. The operating segments identified by the Company include Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are therefore included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its other operating segments because they meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 and long-lived assets relating to the Company’s international operations as of May 3, 2008 and February 2, 2008 were not material and were not reported separately from domestic revenues and long-lived assets.

The condensed consolidated financial statements as of May 3, 2008 and for the thirteen-week periods ended May 3, 2008 and May 5, 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2008.

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

The condensed consolidated financial statements as of May 3, 2008 and for the thirteen- week periods ended May 3, 2008 and May 5, 2007 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.

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

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 3, 2008	May 5, 2007

Stores and distribution expense	$768	$73
Marketing, general and administrative expense	9,915	5,149

Total expense	$10,683	$5,222

The Company also recognized $3.9 million and $2.0 million in tax benefits related to share-based compensation for the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effect of adjustments for forfeitures during the thirteen-week periods ended May 3, 2008 and May 5, 2007 was immaterial.

A&F issues shares of Class A Common Stock (“Common Stock”) for stock option exercises and restricted stock unit vestings from treasury stock. As of May 3, 2008, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares of Common Stock.

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

The weighted-average estimated fair values of stock options granted during the thirteen weeks ended May 3, 2008 and May 5, 2007, as well as the assumptions used in calculating such values, on the date of grant, were as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Exercise price	$78.58	$73.42

Fair value	$19.73	$22.62

Assumptions:

Price volatility	30%	34%
Expected term (Years)	4	4
Risk-free interest rate	2.5%	4.5%
Dividend yield	0.9%	1.0%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period.

Stock Option Activity

Below is the summary of stock option activity for the thirteen weeks ended May 3, 2008:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at February 2, 2008	7,738,112	$41.03
Granted	369,200	78.58
Exercised	(886,737)	41.99
Forfeited or cancelled	(4,750)	53.59

Outstanding at May 3, 2008	7,215,825	$42.83	$237,299,837	3.2

Options expected to vest at May 3, 2008	723,297	$71.37	$3,143,470	8.8

Options exercisable at May 3, 2008	6,337,762	$38.81	$233,901,635	2.4

The total intrinsic value of stock options exercised during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $29.9 million and $22.0 million, respectively.

The fair value of stock options vested during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $3.5 million and $3.0 million, respectively.

As of May 3, 2008, there was $17.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Unit and Restricted Share Activity

Below is the summary of restricted stock unit and restricted share activity for the thirteen weeks ended May 3, 2008:

		Weighted-Average
		Grant Date
Restricted Stock Units / Restricted Shares	Number of Shares	Fair Value
Non-vested at February 2, 2008	2,354,871	$48.02
Granted	593,250	$76.63
Vested	(284,224)	$52.24
Forfeited	(22,200)	$67.27

Non-vested at May 3, 2008	2,641,697	$53.83

The total fair value of restricted stock units granted during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $45.5 million and $33.7 million, respectively.

The total fair value of restricted stock units and restricted shares vested during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $14.8 million and $10.5 million, respectively.

As of May 3, 2008, there was $100.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.6 years.

3.	NET INCOME PER SHARE AND SHAREHOLDERS’ EQUITY

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Shares of Common Stock issued	103,300	103,300
Treasury shares	(16,965)	(15,554)

Basic shares outstanding	86,335	87,746

Dilutive effect of stock options and restricted stock units	3,803	4,546

Diluted shares outstanding	90,138	92,292

Stock options to purchase approximately 0.8 million shares of Common Stock during the thirteen-week period ended May 3, 2008 were outstanding, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive. Anti-dilutive shares were immaterial during the thirteen-week period ended May 5, 2007.

A&F repurchased approximately 0.7 million and 1.0 million shares of A&F’s Common Stock during the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively. As of May 3, 2008, an aggregate of approximately 11.3 million shares of A&F’s Common Stock were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million and 10.0 million shares of A&F’s Common Stock, respectively.

4.	CASH AND EQUIVALENTS AND INVESTMENTS

Cash and equivalents and investments consisted of (in thousands):

	May 3, 2008	February 2, 2008
Cash and equivalents:
Cash	$65,217	$74,753
Money market funds	122,000	43,291

Total cash and equivalents	187,217	118,044

Marketable Securities:
Auction rate securities — student loan backed	240,442	258,355
Auction rate securities — municipal authority bonds	77,694	272,131

Total marketable securities	318,136	530,486

Rabbi trust assets: (1)
Money market funds	1,767	1,350
Municipal notes and bonds	18,144	18,599
Trust-owned life insurance policies (at Cash Surrender Value)	32,195	31,306

Total rabbi trust assets	52,106	51,255

Total cash and equivalents and investments	$557,459	$699,785

(1)	Rabbi trust assets are included in other assets on the Condensed Consolidated Balance Sheets.

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At May 3, 2008 and February 2, 2008, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in federally insured student loan backed securities and insured municipal authority bonds, with maturities ranging from eight to 34 years, all classified as available-for-sale. As of May 3, 2008, approximately 85% of the Company’s ARS were “AAA” rated by one or more of the major credit rating agencies, with the remaining ARS having ratings ranging from “A3” to “BBB+”.

Despite the underlying long-term maturity of ARS, such securities had historically been priced and subsequently traded as short-term investments because of an interest-rate reset feature, which reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value, as of February 2, 2008.

On February 13, 2008, the Company began to experience “failed” auctions. A failed auction does not result in default of the debt instrument. The securities will continue to accrue interest and be auctioned until one of the following: the auction succeeds; the issuer calls the securities; or the securities mature. Due to the lack of liquidity in the current market, as of May 3, 2008, all ARS were classified as non-current assets and the Company determined that the par value of the ARS no longer approximates fair value.

The Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 3, 2008. See Note 5, “Fair Value” for further discussion on the valuation of the ARS.

During the thirteen-week period ended May 3, 2008, the Company recorded an unrealized loss of $18.8 million, related to ARS, included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The Company deemed the loss to be temporary because the Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuer.

The Company has established an irrevocable rabbi trust (the “Rabbi Trust”), the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) and recorded at fair value, with the exception of the trust-owned life insurance which is recorded at cash surrender value, in other assets on the Condensed Consolidated Balance Sheets. Net unrealized losses related to the Rabbi Trust were immaterial for the thirteen-week periods ended May 3, 2008 and May 5, 2007.

5.	FAIR VALUE

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities and any other assets or liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level hierarchy for fair value measurements, which prioritizes valuation inputs as follows:
•	Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets.

•	Level 2 — inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.

•	Level 3 — inputs to the valuation methodology are unobservable.
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s financial assets within it are as follows:

	Assets at Fair Value as of May 3, 2008
	(in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$123,767	$—	$—	$123,767
Auction rate securities	—	—	318,136	318,136
Municipal bonds held in the Rabbi Trust	18,144	—	—	18,144

Total assets at fair value	$141,911	$—	$318,136	$460,047

(1)	Includes $122.0 million in money market funds included in cash and equivalents and $1.8 million of money market funds held in the Rabbi Trust, which are included in other assets on the Condensed Consolidated Balance Sheet.
The level 3 assets are investments in federally insured student loan backed securities and insured municipal authority bonds ARS and were transferred from Level 2 as a result of current market conditions. Due to the fact that there is a limited active market available, the Company used a discounted cash flow model to determine the estimated fair value of these investments as of May 3, 2008. Some of the inputs into the model are unobservable in the market and are significant. The assumptions used in preparing the model include, but are not limited to, periodic coupon rates, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of failure. In making the assumption of the required rate of return, the Company considers risk-free interest rate and credit spread. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the required rate of return and the ARS is assumed to be called, (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company also includes a marketability discount which takes into account the lack of liquidity in the current ARS market.

The table below includes a roll forward of the Company’s investments in ARS from February 2, 2008 to May 3, 2008, and the reclassification of these investments from Level 2 to Level 3 in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

Auction Rate Securities:

(in thousands):

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Fair value, February 2, 2008	$530,486	$—
Purchases	49,411	—
Redemptions	(242,955)	—
Tranfers (out)/in	(336,942)	336,942
Unrealized (losses)	—	(18,806)

Fair value, May 3, 2008	$—	$318,136

Also effective February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. The Company has elected not to apply the fair value option to its existing financial assets and liabilities, and accordingly, there was no financial statement impact of the adoption of SFAS No. 159.

6.	INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $347.6 million, $333.2 million and $401.8 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third fiscal quarters to reserve for projected markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a markdown reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The valuation reserve was $36.3 million, $5.4 million and $30.2 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. The valuation reserve at February 2, 2008 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.

Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $15.0 million, $11.5 million and $12.4 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	May 3, 2008	February 2, 2008
Property and equipment, at cost	$2,123,812	$2,054,275
Accumulated depreciation and amortization	(782,553)	(735,984)

Property and equipment, net	$1,341,259	$1,318,291

8.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	May 3, 2008	February 2, 2008
Deferred lease credits	$490,289	$471,498
Amortized deferred lease credits	(229,369)	(219,834)

Total deferred lease credits, net	$260,920	$251,664

9.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended May 3, 2008. Cash payments of income taxes made during both the thirteen weeks ended May 3, 2008 and May 5, 2007 were approximately $89.6 million.

The effective tax rate for the thirteen weeks ended May 3, 2008 was 36.8% as compared to 37.7% for the Fiscal 2007 comparable period. The effective tax rate in the first quarter of Fiscal 2008 reflected the favorable impact of higher tax exempt interest income.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary and on the temporary impairment of ARS included in other comprehensive loss. As of May 3, 2008 and February 2, 2008, the valuation allowance totaled $7.9 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

10.	LONG-TERM DEBT

On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (the “New Credit Agreement”) under which up to $450 million will initially be available. The New Credit Agreement replaces the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004 (the “Original Credit Agreement”), which had been due to expire on December 15, 2009. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as working capital, capital expenditures, acquisitions and investments, and other general corporate purposes. During the life of the New Credit Agreement, the Company is permitted to make multiple requests for additional credit commitments in an aggregate amount not to exceed $150 million.

The New Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the New Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the New Credit Agreement) as then in effect plus 1/2 of 1%. The facility fees payable under the New Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four-consecutive-fiscal-quarter periods. The facility fees are projected to accrue at a rate of 0.125% per annum. In addition, a utilization fee is payable under the New Credit Agreement when the aggregate credit facility exposure, excluding trade letters of credit, exceeds 50% of the total lender commitments then in effect, at a rate per annum equal to 0.100% of the credit facility exposure for each day it is at such a level.

The New Credit Agreement contains limitations, subject to negotiated carve-outs, on indebtedness, liens, significant corporate changes including mergers and acquisition transactions with third parties, investments, loans, advances and guarantees in or for the benefit of third parties, hedge agreements, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The New Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $75.4 million and $61.6 million were outstanding on May 3, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $14.9 million and $14.5 million were outstanding on May 3, 2008 and February 2, 2008. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2008 and 2010. To date, no beneficiary has drawn upon the standby letters of credit.

No borrowings were outstanding under the New Credit Agreement on May 3, 2008 or under the Original Credit Agreement on February 2, 2008, respectively.

11.	CONTINGENCIES

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

In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC thereafter requested information from A&F and certain of its current and former officers and directors. The Company and its personnel cooperated fully with the SEC. On May 5, 2008, the Company was informed by the SEC that the SEC’s investigation had been closed.

12.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the consolidated results of operations and consolidated financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS No. 161 in the disclosures to the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

13.	SUBSEQUENT EVENT

Subsequent to May 3, 2008, the Company borrowed $100.0 million under its New Credit Agreement in order to increase its cash position and enhance financial flexibility. See Note 10, “Long-Term Debt” for further discussion on the New Credit Agreement.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 3, 2008, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen week periods ended May 3, 2008 and May 5, 2007 and the condensed consolidated statement of cash flows for the thirteen week periods ended May 3, 2008 and May 5, 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 2, 2008, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 10, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2008” represent the 52-week fiscal year that will end on January 31, 2009, and to “Fiscal 2007” represents the 52-week fiscal year that ended February 2, 2008.
The Company is a specialty retailer that operates stores and websites selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. In addition, the Company operates stores under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
Abercrombie & Fitch is rooted in the essence of privilege and casual luxury. Abercrombie and Fitch is a combination of classic and sexy creating an atmosphere that is confident and just a bit provocative. abercrombie directly follows in the footsteps of its older sibling, Abercrombie & Fitch. abercrombie has an energetic attitude and is popular, wholesome and athletic — the signature of All-American cool. Hollister is young, spirited, with a sense of humor and brings Southern California to the world. RUEHL personifies the post-grad that has arrived in Greenwich Village, New York City to live the dream. RUEHL embraces its culture and artistic nature and defines the aspirational New York City lifestyle. Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly Hicks is classic and vibrant, always confident and is the All-American brand with a Sydney sensibility.
RESULTS OF OPERATIONS
During the first quarter of Fiscal 2008, net sales increased 8% to $800.2 million from $742.4 million in the first quarter of Fiscal 2007. Operating income decreased to $90.6 million in the first quarter of Fiscal 2008 from $92.7 million in the first quarter of Fiscal 2007. Net income increased to $62.1 million in the first quarter of Fiscal 2008 compared to $60.1 million in the first quarter of Fiscal 2007. Net income per diluted weighted-average share was $0.69 in the first quarter of Fiscal 2008 compared to $0.65 in the first quarter of Fiscal 2007.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s condensed consolidated statements of income for the thirteen-week periods ended May 3, 2008 and May 5, 2007, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
NET SALES	100.0%	100.0%

Cost of Goods Sold	33.2%	34.4%

GROSS PROFIT	66.8%	65.6%
Stores and Distribution Expense	42.7%	41.5%
Marketing, General and Administrative Expense	13.1%	12.1%
Other Operating Income, Net	(0.4)%	(0.5)%

OPERATING INCOME	11.3%	12.5%
Interest Income, Net	(1.0)%	(0.5)%

INCOME BEFORE INCOME TAXES	12.3%	13.0%
Provision for Income Taxes	4.5%	4.9%

NET INCOME	7.8%	8.1%

Financial Summary
The following summarized financial and statistical data compares the thirteen-week period ended May 3, 2008 to the thirteen-week period ended May 5, 2007:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007	% Change

Net sales by brand (in thousands)	$800,178	$742,410	8%
Abercrombie & Fitch	$357,724	$333,343	7%
abercrombie	$96,179	$89,149	8%
Hollister	$330,167	$309,668	7%
RUEHL	$13,039	$10,250	27%
Gilly Hicks **	$3,069	n/a	n/a

Increase/(decrease) in comparable store sales*	(3)%	(4)%
Abercrombie & Fitch	3%	(4)%
abercrombie	(7)%	(2)%
Hollister	(8)%	(5)%
RUEHL	(17)%	(3)%

Retail sales increase attributable to new and remodeled stores and websites	11%	17%
Net retail sales per average store (in thousands)	$699	$729	(4)%
Abercrombie & Fitch	$894	$845	6%
abercrombie	$427	$458	(7)%
Hollister	$676	$749	(10)%
RUEHL	$494	$674	(27)%

Net retail sales per average gross square foot	$98	$103	(5)%
Abercrombie & Fitch	$101	$96	5%
abercrombie	$94	$103	(9)%
Hollister	$101	$113	(11)%
RUEHL	$53	$72	(26)%

Transactions per average retail store	11,063	11,518	(4)%
Abercrombie & Fitch	10,751	10,759	(0)%
abercrombie	6,616	7,198	(8)%
Hollister	13,501	14,278	(5)%
RUEHL	6,115	8,392	(27)%

Average retail transaction value	$63.18	$63.31	(0)%
Abercrombie & Fitch	$83.15	$78.50	6%
abercrombie	$64.58	$63.58	2%
Hollister	$50.05	$52.43	(5)%
RUEHL	$80.78	$80.28	1%

Average units per retail transaction	2.44	2.39	2%
Abercrombie & Fitch	2.43	2.36	3%
abercrombie	2.80	2.80	0%
Hollister	2.36	2.32	2%
RUEHL	2.43	2.60	(7)%

Average unit retail sold	$25.89	$26.49	(2)%
Abercrombie & Fitch	$34.22	$33.26	3%
abercrombie	$23.06	$22.71	2%
Hollister	$21.21	$22.60	(6)%
RUEHL	$33.24	$30.88	8%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen-week periods ended May 3, 2008 and May 5, 2007 reflect the activity of 5 and 0 stores, respectively. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK
Despite a challenging selling environment, led by tough macroeconomic conditions and softness in the female fashion business, the Company produced record first quarter sales and earnings, marking sixty-five consecutive quarters of year-over-year sales and earnings improvement. The Company’s long-standing performance record demonstrates its continued ability to effectively position its brands, which have attained global recognition.
During the first quarter, the Company benefited from an increase in global brand awareness, particularly for the Abercrombie & Fitch brand. While international stores in London and Canada were highly productive, U.S. “international tourist” stores produced significant year- over-year sales growth. These stores were led by the Fifth Avenue flagship in New York and included stores in such tourist destinations as Miami, Orlando, Las Vegas and San Francisco. Complementing this growth, the international direct-to-consumer business increased 78% over last year. These results not only demonstrate the importance of owning a global brand during a domestic economic downturn but also bolsters the Company’s confidence in its international expansion plans.
Importantly, these results were achieved without compromising long-term brand positioning or jeopardizing growth initiatives. The Company continued to invest in stores, merchandise development and home office infrastructure, which it believes will enhance quality, improve productivity and support future growth. Moreover, the Company avoided using promotions to drive top-line growth, a disciplined approach which is critical to sustaining its aspirational brand positioning.
Growth initiatives remain on target, with the first Hollister flagship in New York still scheduled for an early 2009 opening. In addition, the Company plans to open its first abercrombie flagship on Fifth Avenue in New York in 2010. The Company believes that both flagships will further fortify the iconic image and global recognition of these brands. Internationally, the Company will open four Hollister mall-based stores in the United Kingdom later this year. The Abercrombie & Fitch Tokyo flagship is scheduled for a late 2009 opening and a second European Abercrombie & Fitch flagship in Copenhagen, Denmark is planned to open in late 2009.
Domestically, the Company believes it has significant long-term growth potential. Hollister has opportunities in many high quality U.S. malls as indicated by new store contribution rates, which are on par with those of existing chain stores. Opportunities also exist through the introduction of new categories in both established and newly introduced brands, such as Gilly Hicks.
The Company will continue to focus on long-term positioning of its brands by maintaining the highest quality product, a disciplined pricing approach and an exceptional in-store environment. Furthermore, the Company will seek to strategically control expense and improve operating efficiencies, but will not sacrifice its long-term goals for short-term performance.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2008 were $800.2 million, an increase of 8% over net sales of $742.4 million during the first quarter of Fiscal 2007. The net sales increase was attributed to the net addition of 93 stores, and a 44% increase in the direct-to-consumer business, partially offset by a 3% decrease in comparable store sales.
Abercrombie & Fitch comparable store sales increased 3% with women’s comparable store sales decreasing by a low single-digit and men’s comparable store sales increasing by a low double-digit. At abercrombie, comparable store sales decreased 7% with girls posting a low double-digit decrease and boys posting a low single-digit increase. At Hollister, comparable store sales decreased 8% with bettys declining by a low double-digit and dudes posting a low single-digit increase. RUEHL comparable store sales decreased 17% with women’s comparable store sales decreasing by high twenties and men’s comparable store sales decreasing by a low single-digit.
Regionally, comparable store sales were strongest in the international and tourist stores and weakest in the South and Midwest.
From a merchandise classification standpoint across all brands, stronger performing masculine categories included tops, fragrance and fleece, while shorts and active wear posted negative comparable sales. In the feminine businesses, across all brands, stronger performing categories included jeans, fleece and shorts, while knit tops, skirts and pants posted negative comparable sales.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites for the first quarter of Fiscal 2008 were $62.5 million, an increase of 44% over Fiscal 2007 first quarter net merchandise sales of $43.5 million. Shipping and handling revenue for the corresponding periods was $10.5 million in Fiscal 2008 and $6.6 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.1% of total net sales in the first quarter of Fiscal 2008 compared to 6.7% in the first quarter of Fiscal 2007. The increase was driven by store expansion, global brand recognition and continued improvement in targeted e-mail marketing and website functionality.
Gross Profit
Gross profit for the first quarter of Fiscal 2008 was $534.2 million compared to $487.3 million for the comparable period in Fiscal 2007. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2008 was 66.8%, up 120 basis points from the first quarter of Fiscal 2007 rate of 65.6%. The increase in the gross profit rate reflects an improved initial markup rate, driven by London premium pricing, sourcing and logistics benefits and select pricing increases, and a lower shrink rate, partially offset by a slightly higher markdown rate.

Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2008 was $341.8 million compared to $308.2 million for the comparable period in Fiscal 2007. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2008 was 42.7%, up 120 basis points from 41.5% in the first quarter of Fiscal 2007. The increase in the rate resulted primarily from the Company’s negative 3% comparable store sales and the impact of higher minimum wage rates and higher direct expense rates, including pre-opening expenses associated with the Abercrombie & Fitch Tokyo flagship lease. Partially offsetting the increases was a reduction in variable expenses, particularly payroll hours, which were reduced on a per store basis in response to the sales trends during the quarter.
Distribution center productivity, as measured in units processed per labor hour (“UPH”), increased 12.1% during the first quarter of Fiscal 2008 as compared to the first quarter of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2008 was $104.7 million compared to $90.2 million during the same period in Fiscal 2007. For the first quarter of Fiscal 2008, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 13.1% compared to 12.1% for the first quarter of Fiscal 2007. The increase in rate was driven by increases in home office payroll and outside service expense rates as the Company continues to invest in home office infrastructure to support its growth initiatives, partially offset by decreases in the travel expense rate.
Other Operating Income, Net
First quarter other operating income for Fiscal 2008 was $2.9 million compared to $3.9 million for the first quarter of Fiscal 2007. The decrease was driven primarily by losses on foreign currency transactions in the first quarter of Fiscal 2008, compared to gains on foreign currency transactions in the first quarter of Fiscal 2007.
Operating Income
Operating income for the first quarter of Fiscal 2008 decreased to $90.6 million from $92.7 million in the comparable period of Fiscal 2007. The operating income rate (operating income divided by net sales) was 11.3% for the first quarter of Fiscal 2008 compared to 12.5% for the first quarter of Fiscal 2007.
Interest Income, Net and Income Tax Expense
First quarter net interest income was $7.6 million in Fiscal 2008 compared to $3.7 million in the first quarter of Fiscal 2007. The increase in net interest income was due to higher investment balances and higher average interest rates during the first quarter of Fiscal 2008 when compared to the first quarter of Fiscal 2007.
The effective tax rate for the thirteen weeks ended May 3, 2008 was 36.8%, compared to 37.7% for the Fiscal 2007 comparable period. The effective tax rate in the first quarter of Fiscal 2008 reflected the favorable impact of higher tax-exempt interest income.

Net Income and Net Income per Share
Net income for the first quarter of Fiscal 2008 was $62.1 million versus $60.1 million for the first quarter of Fiscal 2007. Net income per diluted weighted-average share outstanding for the first quarter of Fiscal 2008 was $0.69 versus $0.65 for the same period of Fiscal 2007, an increase of 6.2%.
FINANCIAL CONDITION
Liquidity and Capital Resources
The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. In addition, as of May 3, 2008, the Company had $450 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	May 3, 2008	February 2, 2008

Working capital	$295,617	$597,142

Capitalization:
Shareholders’ equity	$1,644,317	$1,618,313

As of May 3, 2008, the decrease in working capital was primarily driven by the reclassification of $318.1 million in investments in federally insured student loan backed securities and insured municipal authority bonds auction rate securities (“ARS”) from current assets to non-current assets.
The ARS have maturities ranging from eight to 34 years. Despite the underlying long-term maturity of ARS, such securities have been historically priced and subsequently traded as short-term investments because of an interest-rate reset feature, which reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value, as of February 2, 2008.
On February 13, 2008, the Company began to experience “failed” auctions. Due to the lack of liquidity in the current market, as of May 3, 2008, all ARS were classified as non-current assets and the Company determined that par value of the ARS no longer approximates fair value.
The Company does not believe that failures in the ARS market will have a material impact on the Company’s liquidity. The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. Additionally, as of May 3, 2008, the Company had $450 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations.
Subsequent to May 3, 2008, the Company borrowed $100.0 million under its unsecured credit agreement in order to increase its cash position and enhance financial flexibility.

Operating Activities
Net cash used by operating activities, the Company’s primary source of liquidity, totaled $17.2 million for the thirteen weeks ended May 3, 2008 versus net cash provided by operating activities of $2.2 million for the comparable period in Fiscal 2007. Cash was used primarily to fund accounts payable, accrued expenses, and income taxes payable and an increase in inventory. Cash was provided by net income adjusted for non-cash items including depreciation and amortization, amortization of deferred lease credits and share-based compensation and collection of lessor construction allowances.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and for capital expenditures primarily related to new store construction and other construction in progress (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). As of May 3, 2008, the Company held $318.1 million of marketable securities classified as long-term.
Financing Activities
Financing activities for the thirteen-week period ended May 3, 2008 consisted primarily of $50.0 million for the repurchase of treasury stock, $14.8 million for the payment of the $0.175 per share quarterly dividend on March 18, 2008 and $32.7 million received in connection with stock option exercises.
A&F repurchased approximately 0.7 million shares of A&F’s Common Stock for the thirteen weeks ended May 3, 2008. As of May 3, 2008, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.
The Company has $450 million available (less outstanding letters of credit and borrowings) under its Credit Agreement, as described in Note 10, “Long-Term Debt” of the Condensed Consolidated Financial Statements. Trade letters of credit totaling approximately $75.4 million and $61.6 million were outstanding on May 3, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $14.9 million and $14.5 million were outstanding on May 3, 2008 and February 2, 2008. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2008 and 2010. To date, no beneficiary has drawn upon the standby letters of credit.
No borrowings were outstanding under the New Credit Agreement on May 3, 2008 or under the Original Credit Agreement on February 2, 2008, respectively.
Off-Balance Sheet Arrangements
As of May 3, 2008, the Company did not have any off-balance sheet arrangements.

Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. As of May 3, 2008, there had been no material changes in the Company’s contractual obligations from those as of February 2, 2008, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations). Subsequent to May 3, 2008, the Company borrowed $100.0 million under its New Credit Agreement in order to increase its cash position and enhance financial flexibility.

Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
February 2, 2008	359	201	450	22		3	1,035
New	1	2	10	1		2	16
Remodels/Conversions (net activity)	—	—	—	—		—	—
Closed	(3)	(1)	—	—		—	(4)

May 3, 2008	357	202	460	23		5	1,047

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204		34	7,337
New	18	8	62	14		23	125
Remodels/Conversions (net activity)	—	—	—	—		—	—
Closed	(23)	(2)	—	—		—	(25)

May 3, 2008	3,162	923	3,077	218		57	7,437

Average Store Size	8,857	4,569	6,689	9,478		11,400	7,103

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
February 3, 2007	360	177	393	14		—	944
New	1	4	6	1		—	12
Remodels/Conversions (net activity)	(1)	(1)	—	1	(1)	—	(1)
Closed	(1)	—	—	—		—	(1)

May 5, 2007	359	180	399	16		—	954

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		—	6,693
New	25	17	47	10		—	99
Remodels/Conversions (net activity)	(16)	(4)	—	9	(1)	—	(11)
Closed	(7)	—	—	—		—	(7)

May 5, 2007	3,173	801	2,651	149		—	6,774

Average Store Size	8,838	4,450	6,644	9,313		—	7,101

(1)	Includes one RUEHL store reopened after being temporarily closed due to fire.

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $91.2 million and $113.6 million for the thirteen-week periods ended May 3, 2008 and May 5, 2007, respectively. Additionally, the non-cash accrual for construction in progress decreased $17.1 million for the thirteen-week period ended May 3, 2008 compared to an increase of $7.4 million for the thirteen-week period ended May 5, 2007. Capital expenditures related primarily to new store construction, store remodels and refreshes, and other store related projects. The balance of capital expenditures are related to various home office and distribution center projects, and in Fiscal 2007, the purchase of an airplane.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirteen- week periods ended May 3, 2008 and May 5, 2007, the Company received $11.5 million and $9.6 million in construction allowances, respectively.
During Fiscal 2008, the Company anticipates capital expenditures between $410 million and $415 million. Approximately $290 million of this amount is allocated to new store construction and full store remodels. Approximately $50 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls and the refitting of lighting and shelving to accommodate the rollout of the personal care product line to Hollister stores. The balance in capital expenditures is allocated for home office infrastructure, information technology and distribution center investments.
By the end of Fiscal 2008, the Company plans to increase gross square footage by approximately 10% over Fiscal 2007. Domestically, the Company anticipates the addition of approximately two new Abercrombie & Fitch stores, 10 new abercrombie stores, 64 new Hollister stores, six new RUEHL stores, 14 new Gilly Hicks stores and two new outlet stores. The Company also plans to open one new Abercrombie & Fitch store, two new abercrombie stores and three new Hollister stores in Canada. Additionally, the Company plans to open four new Hollister stores in the United Kingdom.
During Fiscal 2008, the Company expects the average construction cost per square foot, net of construction allowances, for new stores to be approximately $203, $170, $141, $260 and $386 per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively. The Company expects initial inventory purchases for the stores to average approximately $0.4 million, $0.2 million, $0.4 million, $0.5 million, $0.6 million per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively.
The Company expects that substantially all future capital expenditures will be funded with cash from operations and landlord construction allowances. In addition, the Company has $450 million available (less outstanding letters of credit) under its New Credit Agreement to support operations. Subsequent to May 3, 2008, the Company borrowed $100.0 million under its New Credit Agreement in order to increase its cash position and enhance financial flexibility. Therefore, it has $350 million available, less outstanding letters of credit.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.
The Company’s significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $8.5 million, $10.7 million and $8.2 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and recognizes the remaining balance as other operating income. At May 3, 2008 and February 2, 2008, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $52.9 million and $68.8 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
Auction Rate Securities — As a result of the market failure and lack of liquidity in the current ARS market, ARS are valued using a discounted cash flow model to determine the estimated fair value. Some of the inputs into the model are unobservable in the market and are significant. The assumptions used in preparing the model include, but are not limited to, periodic coupon rates, market required rate of return and term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of failure. In making the assumption of the required rate of return, the Company considers the risk-free interest rate and credit spread. The term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the required rate of return and the ARS is assumed to be called, (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company also includes a marketability discount which takes into account the lack of liquidity in the current ARS market.

The use of the discounted cash flow model resulted in a temporary impairment recorded as an unrealized loss of $18.8 million taken as a component of accumulated other comprehensive loss. Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 bp increase in the interest rate will yield a 3% decrease in fair value and a 50 bp decrease in the interest rate will yield a 1% increase in fair value.
The Company does not plan to sell any of the ARS, prior to maturity, at an amount below the original purchase value and at this time does not deem it probable that it will receive less than 100% of the principal at maturity and interest from the issuer. Therefore, no other-than-temporary impairment charge was taken against net income.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $36.3 million, $5.4 million and $30.2 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively. The valuation reserve at February 2, 2008 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $15.0 million, $11.5 million and $12.4 million at May 3, 2008, February 2, 2008 and May 5, 2007, respectively.
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
Income Taxes — Income taxes are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary and on the temporary impairment of ARS included in other comprehensive loss. As of May 3, 2008 and February 2, 2008, the valuation allowance totaled $7.9 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of Accounting Principals Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and FIN 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations, whereas related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”
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
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in the expected term or volatility will result in a higher fair valuation of stock option grants. Assuming all other assumptions disclosed in Note 2, “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements, being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation, while a 10% increase in volatility will yield an 8% increase in the Black-Scholes valuation. The Company believes that changes in the expected term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.
Recently Issued Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) that partially defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the consolidated results of operations and consolidated financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact, if any, of adopting SFAS No. 161 on disclosures in the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2008 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	loss of services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates;

•	changes in consumer spending patterns and consumer preferences;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	effects on consumer purchases due to a general economic downturn;

•	the impact of competition and pricing pressures;

•	availability and market prices of key raw materials;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	availability of suitable store locations on appropriate terms;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop; and

•	effects of capital market conditions.

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
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”), all classified as available-for-sale securities as of May 3, 2008, that have maturities ranging from eight to 34 years. As of May 3, 2008, the Company held approximately $318.1 million in ARS classified as non-current marketable securities. Approximately $77.7 million of these securities were invested in insured municipal authority bonds and approximately $240.4 million were invested in federally insured student loan backed securities.
At February 2, 2008, despite the underlying long-term maturity of ARS, such securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. If there are insufficient buyers, the auction is said to “fail” and the holders are unable to liquidate the investments through auction. A failed auction does not result in a default of the debt instrument. The securities continue to accrue interest and be auctioned until the auction succeeds, the issuer calls the securities, or the securities mature.
On February 13, 2008, the Company began to experience failed auctions on some of its ARS. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from eight to 34 years, the ARS have been classified as non-current assets on the Condensed Consolidated Balance Sheet as of May 3, 2008.
Due to the lack of liquidity in the current market for the ARS, the Company determined that the estimated fair value of the ARS no longer approximates par value. As of May 3, 2008, the Company used a discounted cash flow model to determine the estimated fair value of these investments and an unrealized loss of $18.8 million was recorded, related to the ARS and is included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 bp increase in the interest rate will yield a 3% decrease in fair value and a 50 bp decrease in the interest rate will yield a 1% increase in fair value. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.
As of May 3, 2008, approximately 85% of the Company’s ARS were “AAA” rated by one or more of the major credit rating agencies, with the remaining ARS having ratings ranging from “A3” to “BBB+”. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. The credit ratings may change over time and would subject the ARS to default risk.
The Company does not believe that failures in the auction market will have a material impact on the Company’s liquidity. Additionally, as of May 3, 2008, the Company has $450 million available, less outstanding letters of credit, under its unsecured credit agreement to support operations. Subsequent to May 3, 2008, the Company borrowed $100 million under its unsecured credit agreement; therefore, as of the date of this Quarterly Report on Form 10-Q, it has $350 million available, less outstanding letters of credit.

The Company has established an irrevocable rabbi trust (the “Rabbi Trust”), the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of May 3, 2008, total assets held in the Rabbi Trust were $52.1 million, which included $18.1 million of available-for-sale municipal notes and bonds with maturities that ranged from four to six years, trust-owned life insurance policies with a cash surrender value of $32.2 million and $1.8 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above.
Net unrealized losses were approximately $19.0 million as of May 3, 2008 and net unrealized gains were approximately $0.01 million as of May 5, 2007, all related to available-for-sale securities.
The Company does not enter into financial instruments for trading purposes.
As of May 3, 2008, the Company had no long-term debt outstanding. Subsequent to May 3, 2008, the Company borrowed $100.0 million under its unsecured credit agreement in order to increase its cash position and enhance financial flexibility. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2008. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 3, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 3, 2008 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, three plaintiffs allege, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants filed an answer to the complaint on August 21, 2006. On December 10, 2007, the defendants reached an agreement in principle with plaintiffs’ counsel to settle certain claims in the action. The agreement resulted in a written Stipulation and Settlement Agreement, effective as of February 7, 2008, settling all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 until April 30, 2004. On June 9, 2008, the Court approved that settlement. The settlement does not affect claims which are alleged to have arisen in the period commencing on April 30, 2004, and the parties are continuing to litigate those claims.
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
In December 2005, the Company received a formal order of investigation from the SEC concerning trading in shares of A&F’s Common Stock. The SEC thereafter requested information from A&F and certain of its current and former officers and directors. The Company and its personnel cooperated fully with the SEC. On May 5, 2008, the Company was informed by the SEC that the investigation had been closed.

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of May 3, 2008 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended May 3, 2008:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
February 3, 2008 through March 1, 2008	7,530	$75.43	—	12,029,200
March 2, 2008 through April 5, 2008	776,885	$73.48	682,300	11,346,900
April 6, 2008 through May 3, 2008	573	$77.26	—	11,346,900

Total	784,988	$73.50	682,300	11,346,900

(1)	Included in the total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended May 3, 2008 are an aggregate of 102,688 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorizations described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorizations. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6. EXHIBITS
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

4.5	Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, National City Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and National City Bank and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107). [Terminated April 15, 2008]

4.6	Guarantee Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among A&F, each direct and indirect domestic subsidiary of A&F other than Abercrombie & Fitch Management Co., and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 001-12107). [Terminated April 15, 2008]

4.7	First Amendment dated as of June 22, 2005, to the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004, among Abercrombie & Fitch Management Co., as Borrower, A&F, as Guarantor, the Lenders party thereto, and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 22, 2005 (File No. 001-12107). [Terminated April 15, 2008]

4.8	Notice of Termination, dated April 15, 2008, from Abercrombie & Fitch Management Co. to National City Bank, as Administrative Agent, in respect of Amended and Restated Credit Agreement, dated as of December 15, 2004, among Abercrombie & Fitch Management Co., the various financial institutions party thereto and National City Bank, as Administrative Agent, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.9	Credit Agreement, dated as of April 15, 2008, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time to time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.10	Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.11	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent. *

4.12	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent. *

4.13	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent. *

10.1	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

10.2	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).

10.3	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.4	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

10.5	Trust Agreement, dated as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.6	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.7	Form of Stock Option Agreement used and to be used to evidence the grant of nonstatutory stock options to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.8	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to employees of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.9	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 10, 2008	By	/s/ MICHAEL W. KRAMER
Michael W. Kramer
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.11	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent.

4.12	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent.

4.13	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.