Form 10-Q
period 2008-08-02
ABERCROMBIE & FITCH CO /DE/
filed 2008-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 4, 2008
$.01 Par Value	87,038,193 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
NET SALES	$845,799	$804,538	$1,645,977	$1,546,948

Cost of Goods Sold	252,830	251,100	518,842	506,241

GROSS PROFIT	592,969	553,438	1,127,135	1,040,707

Stores and Distribution Expense	360,719	334,417	702,507	642,655
Marketing, General and Administrative Expense	109,024	98,440	213,722	188,615
Other Operating Income, Net	(754)	(3,551)	(3,695)	(7,405)

OPERATING INCOME	123,980	124,132	214,601	216,842

Interest Income, Net	(1,757)	(4,143)	(9,403)	(7,854)

INCOME BEFORE INCOME TAXES	125,737	128,275	224,004	224,696

Provision for Income Taxes	47,905	47,000	84,056	83,340

NET INCOME	$77,832	$81,275	$139,948	$141,356

NET INCOME PER SHARE:
BASIC	$0.90	$0.92	$1.62	$1.61
DILUTED	$0.87	$0.88	$1.55	$1.53

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,842	88,090	86,588	87,987
DILUTED	89,963	92,294	90,051	92,369

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME / (LOSS)
Cumulative Foreign Currency Translation Adjustments	$(770)	$2,730	$(914)	$4,417
Unrealized Gain (Loss) on Available-For-Sale Securities, net of taxes of ($20) and ($46) for the thirteen week periods ended August 2, 2008 and August 4, 2007, respectively, and $118 and ($58) for the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively.	921	(74)	(18,102)	(92)

Other Comprehensive Income / (Loss)	$151	$2,656	$(19,016)	$4,325

COMPREHENSIVE INCOME	$77,983	$83,931	$120,932	$145,681

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	August 2, 2008	February 2, 2008
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$301,042	$118,044
Marketable Securities	—	530,486
Receivables	83,197	53,801
Inventories	470,682	333,153
Deferred Income Taxes	39,863	36,128
Other Current Assets	76,293	68,643

TOTAL CURRENT ASSETS	971,077	1,140,255

PROPERTY AND EQUIPMENT, NET	1,398,092	1,318,291

MARKETABLE SECURITIES	271,417	—

OTHER ASSETS	122,632	109,052

TOTAL ASSETS	$2,763,218	$2,567,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$165,284	$108,437
Outstanding Checks	32,398	43,361
Accrued Expenses	232,606	280,910
Debt	100,000	—
Deferred Lease Credits	42,794	37,925
Income Taxes Payable	—	72,480

TOTAL CURRENT LIABILITIES	573,082	543,113

LONG TERM LIABILITIES:
Deferred Income Taxes	26,866	22,491
Deferred Lease Credits	226,715	213,739
Other Liabilities	190,910	169,942

TOTAL LONG TERM LIABILITIES	444,491	406,172

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued August 2, 2008 and February 2, 2008, respectively	1,033	1,033
Paid-In Capital	341,556	319,451
Retained Earnings	2,159,502	2,051,463
Accumulated Other Comprehensive (Loss)/Gain, net of tax	(11,898)	7,118

Treasury Stock, at Average Cost - 16,301 and 17,141 shares at August 2, 2008 and February 2, 2008, respectively	(744,548)	(760,752)

TOTAL SHAREHOLDERS’ EQUITY	1,745,645	1,618,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,763,218	$2,567,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
OPERATING ACTIVITIES:
Net Income	$139,948	$141,356

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	108,417	87,732
Amortization of Deferred Lease Credits	(21,327)	(18,405)
Share-Based Compensation	21,895	13,361
Tax Benefit from Share-Based Compensation	17,308	14,938
Excess Tax Benefit from Share-Based Compensation	(6,342)	(11,996)
Deferred Taxes	640	(16,233)
Loss on Disposal of Assets and Non-Cash Charge for Asset Impairment	800	3,650
Lessor Construction Allowances	28,778	18,332
Cumulative Foreign Currency Translation	529	—
Changes in Assets and Liabilities:
Inventories	(137,644)	(7,353)
Accounts Payable and Accrued Expenses	13,001	(1,102)
Income Taxes	(75,096)	(74,190)
Other Assets and Liabilities	(19,099)	3,998

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,808	154,088

INVESTING ACTIVITIES:
Capital Expenditures	(200,208)	(202,499)
Purchases of Marketable Securities	(49,411)	(472,912)
Proceeds from Sales of Marketable Securities	290,563	627,455

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	40,944	(47,956)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	55,127	24,498
Proceeds from borrowings under Credit Agreement	100,000	—
Excess Tax Benefit from Share-Based Compensation	6,342	11,996
Purchase of Treasury Stock	(50,000)	(79,040)
Change in Outstanding Checks and Other	(11,706)	2,395
Dividends Paid	(30,021)	(30,776)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	69,742	(70,927)

EFFECT OF EXCHANGE RATES ON CASH	504	—

NET INCREASE IN CASH AND EQUIVALENTS:	182,998	35,205
Cash and Equivalents, Beginning of Year	118,044	81,959

CASH AND EQUIVALENTS, END OF PERIOD	$301,042	$117,164

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(13,635)	$12,593

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

Abercrombie & Fitch Co. (“A&F”), through its wholly-owned subsidiaries (collectively, A&F and its wholly-owned subsidiaries are referred to as the “Company”), is a specialty retailer of high-quality, casual apparel for men, women, boys and girls with an active, youthful lifestyle.

The accompanying condensed consolidated financial statements include the historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company include Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are therefore included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international operations for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 and long-lived assets relating to the Company’s international operations as of August 2, 2008 and February 2, 2008 were not material and were not reported separately from domestic revenues and long-lived assets.

The condensed consolidated financial statements as of August 2, 2008 and for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2008.

In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassified from current taxes payable to other long-term liabilities.

The Condensed Consolidated Financial Statements as of August 2, 2008 and for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.

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

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stores and distribution expense	$774	$454	$1,542	$527
Marketing, general and administrative expense	10,438	7,686	20,353	12,834

Share-based compensation expense	$11,212	$8,140	$21,895	$13,361

The Company also recognized $4.3 million and $8.2 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 2, 2008, respectively, and $3.1 million and $5.1 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 4, 2007, respectively,

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjustments for forfeitures during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 was immaterial.

A&F issues shares of Class A Common Stock (“Common Stock”) for stock option exercises and restricted stock unit vestings from treasury stock. As of August 2, 2008, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares.

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

The weighted-average estimated fair value of stock options granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007, as well as the assumptions used in calculating such values on the date of grant, were as follows:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Exercise price	$78.48	$73.92

Fair value	$19.72	$22.68

Assumptions:

Price volatility	30%	34%
Expected term (years)	4	4
Risk-free interest rate	2.5%	4.5%
Dividend yield	0.9%	1.0%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant adjusted for expected dividend payments during the vesting period.

Stock Option Activity

Below is the summary of stock option activity for the twenty-six weeks ended August 2, 2008:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at February 2, 2008	7,738,112	$41.03
Granted	379,200	78.48
Exercised	(1,299,622)	42.53
Forfeited or cancelled	(11,300)	62.72

Outstanding at August 2, 2008	6,806,390	$42.80	$194,390,482	2.9

Options expected to vest at August 2, 2008	713,195	$71.60	$2,446,818	7.5

Options exercisable at August 2, 2008	5,962,477	$38.67	$191,702,476	2.2

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $36.7 million and $40.6 million, respectively.

The fair value of stock options vested during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $4.4 million and $4.1 million, respectively.

As of August 2, 2008, there was $16.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Unit and Restricted Share Activity

Below is the summary of restricted stock unit and restricted share activity for the twenty-six weeks ended August 2, 2008:

		Weighted-Average Grant
Restricted Stock Units / Restricted Shares	Number of Shares	Date Fair Value
Non-vested at February 2, 2008	2,354,871	$48.02
Granted	638,565	$76.11
Vested	(328,469)	$55.13
Forfeited	(47,260)	$67.88

Non-vested at August 2, 2008	2,617,707	$53.63

The total fair value of restricted stock units granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $48.6 million and $40.1 million, respectively.

The total fair value of restricted stock units and restricted shares vested during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $18.1 million and $12.3 million, respectively.

As of August 2, 2008, there was $92.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

3.	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(16,458)	(15,210)	(16,712)	(15,313)

Basic shares outstanding	86,842	88,090	86,588	87,987

Dilutive effect of stock options and restricted stock units	3,121	4,204	3,463	4,382

Diluted shares outstanding	89,963	92,294	90,051	92,369

Stock options to purchase approximately 1.4 million and 18,000 shares of Common Stock during the thirteen week periods ended August 2, 2008 and August 4, 2007, respectively, and approximately 1.3 million shares of Common Stock during the twenty-six week period ended August 2, 2008, were outstanding, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive. For the twenty-six week period ended August 4, 2007, all stock options outstanding were included in the computation of net income per diluted share.

4.	CASH AND EQUIVALENTS AND INVESTMENTS

Cash and equivalents and investments consisted of (in thousands):

	August 2, 2008	February 2, 2008
Cash and equivalents:
Cash	$80,342	$74,753
Money market funds	220,700	43,291

Total cash and equivalents	301,042	118,044

Marketable Securities:
Auction rate securities — student loan backed	219,859	258,355
Auction rate securities — municipal authority bonds	51,558	272,131

Total marketable securities	271,417	530,486

Rabbi trust assets: (1)
Money market funds	1,989	1,350
Municipal notes and bonds	18,012	18,599
Trust-owned life insurance policies (at cash surrender value)	30,453	31,306

Total rabbi trust assets	50,454	51,255

Total cash and equivalents and investments	$622,913	$699,785

(1)	Rabbi trust assets are included in other assets on the Condensed Consolidated Balance Sheets.
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At August 2, 2008 and February 2, 2008, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 11 to 34 years, all classified as available-for-sale.

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

On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet and that the estimated fair value of the ARS no longer approximated par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 2, 2008. See Note 5, “Fair Value” for further discussion on the valuation of the ARS.

For the thirteen and twenty-six week periods ended August 2, 2008, the Company recorded an unrealized gain of $0.9 million and an unrealized loss of $17.9 million, respectively, all related to ARS and was included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The Company deemed the unrealized loss to be temporary because the Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuers. The securities will continue to accrue interest and be auctioned until one of the following: the auction succeeds; the issuer calls the securities; or the securities mature. There were no unrealized gains or losses on ARS for the thirteen and twenty-six week periods ended August 4, 2007.

As of August 2, 2008, approximately 62% of the Company’s ARS were “AAA” rated and approximately 36% of the Company’s ARS were “AA” with the remaining ARS having an “A-” rating, as rated by one or more of the major credit rating agencies.

The irrevocable rabbi trust (the “Rabbi Trust”) is a source of funds intended to be used to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) and recorded at fair value, with the exception of the trust-owned life insurance which is recorded at cash surrender value, in other assets on the Condensed Consolidated Balance Sheets. Net unrealized gains and losses related to the Rabbi Trust were immaterial for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively.

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s financial assets within it are as follows:

	Assets at Fair Value as of August 2, 2008
	(in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$222,689	$—	$—	$222,689
Auction rate securities	—	—	271,417	271,417
Municipal bonds held in the Rabbi Trust	18,012	—	—	18,012

Total assets at fair value	$240,701	$—	$271,417	$512,118

(1)	Includes $220.7 million in money market funds included in cash and equivalents and $2.0 million of money market funds held in the Rabbi Trust, which are included in other assets on the Condensed Consolidated Balance Sheet.

The level 3 assets are investments in federally insured student loan backed securities and insured municipal authority bonds ARS and were transferred from Level 2 in the first quarter of Fiscal 2008 as a result of a change in market conditions. As a result of the market failure and lack of liquidity in the current ARS market, ARS were valued using a discounted cash flow model to determine the estimated fair value of these securities as of August 2, 2008. Some of the inputs into the model are unobservable in the market and are significant. The assumptions used in preparing the model include, but are not limited to, periodic coupon rates, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of failure. In making the assumption of the required rate of return, the Company considers risk-free interest rate and credit spread. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the required rate of return and the ARS is assumed to be called, (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company also includes a marketability discount which takes into account the lack of liquidity in the current ARS market.

The table below includes a roll forward of the Company’s investments in ARS from February 2, 2008 to August 2, 2008, and the reclassification of these investments from Level 2 to Level 3 in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

	Significant Other	Significant
Auction Rate Securities:	Observable Inputs	Unobservable Inputs
(in thousands):	(Level 2)	(Level 3)
Fair value, February 2, 2008	$530,486	$—
Purchases	49,411	—
Redemptions	(242,955)	(47,608)
Tranfers (out)/in	(336,942)	336,942
Unrealized losses	—	(17,917)

Fair value, August 2, 2008	$—	$271,417

Also effective February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. The Company has elected not to apply the fair value option to its existing financial assets and liabilities, and accordingly, there was no financial statement impact from the adoption of SFAS No. 159.

6.	INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $470.7 million, $333.2 million and $431.4 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The valuation reserve was $3.3 million, $5.4 million and $8.2 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $10.3 million, $11.5 million and $8.1 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	August 2, 2008	February 2, 2008
Property and equipment, at cost	$2,227,013	$2,054,275
Accumulated depreciation and amortization	(828,921)	(735,984)

Property and equipment, net	$1,398,092	$1,318,291

8.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	August 2, 2008	February 2, 2008
Deferred lease credits	$508,322	$471,498
Amortized deferred lease credits	(238,813)	(219,834)

Total deferred lease credits, net	$269,509	$251,664

9.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended August 2, 2008. The effective tax rate for the thirteen weeks ended August 2, 2008 was 38.1% as compared to 36.6% for the Fiscal 2007 comparable period. The effective tax rate in the twenty-six weeks ended August 2, 2008 was 37.5% as compared to 37.1% for the Fiscal 2007 comparable period.

Cash payments of income taxes made during the thirteen weeks ended August 2, 2008 and August 4, 2007 were approximately $49.0 million and $40.7 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended August 2, 2008 and August 4, 2007 were approximately $138.6 million and $130.3 million, respectively.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary and on the temporary impairment of ARS included in other comprehensive loss. As of August 2, 2008 and February 2, 2008, the valuation allowance totaled $7.5 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

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

The New Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the New Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the New Credit Agreement) as then in effect plus 1/2 of 1%. The facility fees payable under the New Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent for the trailing four-consecutive-fiscal-quarter periods. The facility fees are projected to accrue at a rate of 0.125% per annum. In addition, a utilization fee is payable under the New Credit Agreement when the aggregate credit facility exposure, excluding trade letters of credit, exceeds 50% of the total lender commitments then in effect, at a rate per annum equal to 0.100% of the aggregate credit facility exposure for each day it is at such a level.

The New Credit Agreement contains limitations, subject to negotiated carve-outs, on indebtedness, liens, significant corporate changes including mergers and acquisition transactions with third parties, investments, loans, advances and guarantees in or for the benefit of third parties, hedge agreements, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The New Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $60.3 million and $61.6 million were outstanding on August 2, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $16.2 million and $14.5 million were outstanding on August 2, 2008 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2008. To date, no beneficiary has drawn upon the standby letters of credit.

As of August 2, 2008, the Company had $100.0 million outstanding under the New Credit Agreement, classified as a current liability on the Company’s Condensed Consolidated Balance Sheet. The average interest rate for the second quarter of Fiscal 2008 was 2.9%. No borrowings were outstanding as of February 2, 2008 under the Original Credit Agreement.

11.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On December 10, 2007, the defendants reached an agreement in principle with plaintiffs’ counsel. The agreement resulted in a written Stipulation and Settlement Agreement, effective as of February 7, 2008, settling all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 until April 30, 2004. On June 23, 2008, the Superior Court approved that proposed partial settlement. The partial settlement does not affect claims which are alleged to have arisen in the period commencing on April 30, 2004. The parties are continuing to litigate these claims.

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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases. The Company’s motion has not been fully briefed or submitted.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) that partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the Company’s consolidated results of operations and consolidated financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on the disclosures in the Company’s consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of August 2, 2008, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 and the condensed consolidated statement of cash flows for the twenty-six week periods ended August 2, 2008 and August 4, 2007. These interim financial statements are the responsibility of the Company’s management.
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
September 8, 2008

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
The Company is a specialty retailer that operates stores and websites selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women, boys and girls under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. In addition, the Company operates stores under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
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
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2008, net sales increased 5% to $845.8 million from $804.5 million in the second quarter of Fiscal 2007. Operating income decreased to $124.0 million in the second quarter of Fiscal 2008 from $124.1 million in the second quarter of Fiscal 2007. Net income decreased to $77.8 million in the second quarter of Fiscal 2008 compared to $81.3 million in the second quarter of Fiscal 2007. Net income per diluted weighted-average share decreased 1% to $0.87, including $0.01 related to expenses associated with the departure of a senior executive, in the second quarter of Fiscal 2008 compared to $0.88 in the second quarter of Fiscal 2007.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	29.9%	31.2%	31.5%	32.7%

GROSS PROFIT	70.1%	68.8%	68.5%	67.3%

Stores and Distribution Expense	42.6%	41.6%	42.7%	41.5%
Marketing, General and Administrative Expense	12.9%	12.2%	13.0%	12.2%
Other Operating Income, Net	(0.1)%	(0.4)%	(0.2)%	(0.5)%

OPERATING INCOME	14.7%	15.4%	13.0%	14.0%
Interest Income, Net	(0.2)%	(0.5)%	(0.6)%	(0.5)%

INCOME BEFORE INCOME TAXES	14.9%	15.9%	13.6%	14.5%
Provision for Income Taxes	5.7%	5.8%	5.1%	5.4%

NET INCOME	9.2%	10.1%	8.5%	9.1%

Financial Summary
The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 2, 2008 to the thirteen and twenty-six week periods ended August 4, 2007:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	% Change	August 2, 2008	August 4, 2007	% Change
Net sales by brand (in thousands)	$845,799	$804,538	5%	$1,645,977	$1,546,948	6%
Abercrombie & Fitch	$383,587	$363,885	5%	$741,311	$697,228	6%
abercrombie	$94,753	$94,478	0%	$190,932	$183,627	4%
Hollister	$350,773	$334,430	5%	$680,940	$644,098	6%
RUEHL	$12,501	$11,745	6%	$25,540	$21,995	16%
Gilly Hicks**	$4,185	n/a	n/a	$7,254	n/a	n/a

Increase/(decrease) in comparable store sales*	(4)%	(2)%		(4)%	(3)%
Abercrombie & Fitch	3%	(2)%		3%	(3)%
abercrombie	(11)%	2%		(9)%	0%
Hollister	(9)%	(3)%		(9)%	(4)%
RUEHL	(22)%	2%		(20)%	(1)%

Retail sales increase attributable to new and remodeled stores and websites	9%	24%		10%	21%

Net retail sales per average store (in thousands)	$740	$777	(5)%	$1,443	$1,507	(4)%
Abercrombie & Fitch	$990	$925	7%	$1,888	$1,769	7%
abercrombie	$420	$475	(12)%	$849	$932	(9)%
Hollister	$707	$786	(10)%	$1,386	$1,535	(10)%
RUEHL	$493	$694	(29)%	$1,000	$1,368	(27)%

Net retail sales per average gross square foot	$104	$109	(5)%	$203	$212	(4)%
Abercrombie & Fitch	$112	$105	7%	$213	$200	7%
abercrombie	$92	$106	(13)%	$186	$209	(11)%
Hollister	$106	$118	(10)%	$207	$231	(10)%
RUEHL	$52	$74	(30)%	$107	$147	(27)%

Transactions per average retail store	11,558	12,991	(11)%	22,622	24,519	(8)%
Abercrombie & Fitch	11,850	12,420	(5)%	22,600	23,175	(2)%
abercrombie	6,586	7,819	(16)%	13,198	15,023	(12)%
Hollister	13,847	15,958	(13)%	27,348	30,255	(10)%
RUEHL	5,949	9,479	(37)%	12,067	17,926	(33)%

Average retail transaction value	$64.04	$59.84	7%	$63.79	$61.45	4%
Abercrombie & Fitch	$83.52	$74.46	12%	$83.56	$76.34	9%
abercrombie	$63.79	$60.71	5%	$64.33	$62.07	4%
Hollister	$51.04	$49.26	4%	$50.67	$50.73	0%
RUEHL	$82.83	$73.20	13%	$82.89	$76.34	9%

Average units per retail transaction	2.45	2.48	(1)%	2.45	2.44	0%
Abercrombie & Fitch	2.43	2.43	0%	2.43	2.40	1%
abercrombie	2.84	2.94	(3)%	2.82	2.87	(2)%
Hollister	2.38	2.42	(2)%	2.37	2.37	0%
RUEHL	2.33	2.59	(10)%	2.38	2.59	(8)%

Average unit retail sold	$26.14	$24.13	8%	$26.04	$25.18	3%
Abercrombie & Fitch	$34.37	$30.64	12%	$34.39	$31.81	8%
abercrombie	$22.46	$20.65	9%	$22.81	$21.63	5%
Hollister	$21.45	$20.36	5%	$21.38	$21.41	0%
RUEHL	$35.55	$28.26	26%	$34.83	$29.47	18%

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen and twenty-six week periods ended August 2, 2008 reflect the activity of eight stores, respectively. There were no Gilly Hicks stores open as of August 4, 2007. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK
Hampered by tough macroeconomic conditions, the second quarter selling environment continued to be challenging, particularly as the Company moved into the back-to-school selling period. This is a trend the Company expects will persist throughout the Fall Season. The Company began the Fall season with net sales of $405.5 million for the four-week period ended August 30, 2008, a 5% decrease from net sales of $425.4 million for the four-week period ended September 1, 2007. August comparable store sales decreased 11%.
Despite the negative impact on sales, the Company sees the current selling environment as an opportunity to create further separation from its competition and to position its brands for long-term sustainable growth.
The Company differentiates its brands by combining the highest quality, trend-right merchandise with an exceptional store environment that stimulates the senses and creates an emotional connection with its customers. The Company believes it is this approach that has allowed it to produce highly productive iconic brands that are globally recognized. Therefore, the Company will continue to elevate the quality of merchandise, invest in the store environment and increase prices where the quality and iconic status dictate. Moreover, the Company will avoid using promotions to drive top-line growth, a disciplined approach which is critical to sustaining its aspirational brand positioning.
The Company is also moving forward on its international expansion strategy which offers significant top and bottom line long-term growth potential. The Company will continue to make investments in people, systems and real estate to support international store operations in a number of European and Asian countries. A new lease deal was finalized during the second quarter for an Abercrombie and Fitch and abercrombie location in Milan, Italy to open in late 2009. This is in addition to flagship openings already planned for 2009, including Hollister SoHo in late spring, abercrombie New York in late fall, Abercrombie and Fitch Copenhagen, Denmark in mid-fall, and Abercrombie and Fitch Tokyo, Japan in late fall. The Company will monitor the early results of the international expansion efforts in 2009 and 2010, and over the next five years.

SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2008 were $845.8 million, an increase of 5% over net sales of $804.5 million during the second quarter of Fiscal 2007. The net sales increase was attributed to a combination of the net addition of 97 stores, a 23% increase in the direct-to-consumer business, partially offset by a 4% decrease in comparable store sales.
Abercrombie & Fitch comparable store sales increased 3%, with women’s comparable store sales decreasing by a mid single-digit and men’s comparable store sales increasing by a mid teen. abercrombie comparable store sales decreased 11%, with boys posting a low single-digit decrease and girls posting a mid teen decrease. Hollister comparable store sales decreased 9%, with bettys declining by a low teen and dudes posting a mid single-digit increase. RUEHL comparable store sales decreased 22%,with women’s comparable store sales decreasing by mid thirties and men’s comparable store sales decreasing by a mid single-digit.
Comparable store sales were strongest in flagship and U.S.-based tourist stores. Regionally, excluding flagship and tourist stores, comparable store sales were strongest in the Southwest and weakest in the Midwest region.
From a merchandise classification standpoint, across all brands, stronger performing masculine categories included tops, shorts, denim and fragrance, while graphic tees were weaker. In the feminine businesses, across all brands, stronger performing categories included denim and fragrance, while knit tops, pants and woven shorts and skirts were weaker.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the second quarter of Fiscal 2008 were $55.9 million, an increase of 23% over Fiscal 2007 second quarter net merchandise sales of $45.6 million. Shipping and handling revenue for the corresponding periods was $9.9 million in Fiscal 2008 and $7.7 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 7.8% of total net sales in the second quarter of Fiscal 2008 compared to 6.6% in the second quarter of Fiscal 2007. This increase was driven by store expansion, global brand recognition and continued improvement in targeted e-mail marketing and website functionality.
Gross Profit
Gross profit for the second quarter of Fiscal 2008 was $593.0 million compared to $553.4 million for the comparable period in Fiscal 2007. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2008 was 70.1%, up 130 basis points from the second quarter of Fiscal 2007 rate of 68.8%. The increase in the gross profit rate reflects an improved initial markup rate, primarily driven by price increases in select categories, sourcing benefits and London premium pricing.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2008 was $360.7 million compared to $334.4 million for the comparable period in Fiscal 2007. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2008 was 42.6% compared to 41.6% in the second quarter of Fiscal 2007. The increase in the stores and distribution expense rate resulted primarily from the Company’s inability to leverage fixed expenses due to a negative 4% comparable store sales and additional direct expenses related to flagship pre-opening rent expenses, partially offset by a lower store payroll expense rate. The Company was able to reduce store payroll hours to a level that more than offset the minimum wage increase in the second quarter of Fiscal 2008 and resulted in an overall decrease in the store payroll expense rate.

Distribution center productivity, as measured in units processed per labor hour (“UPH”), increased 8% during the second quarter of Fiscal 2008 as compared to the second quarter of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2008 was $109.0 million compared to $98.4 million during the same period in Fiscal 2007. For the second quarter of Fiscal 2008, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.9% compared to 12.2% for the second quarter of Fiscal 2007. The increase in the rate was driven by expenses associated with continued investment in home office resources and IT infrastructure necessary for international expansion and expenses associated with the departure of a senior executive in the second quarter of Fiscal 2008.
Other Operating Income, Net
Second quarter other operating income for Fiscal 2008 was $0.8 million compared to $3.6 million for the second quarter of Fiscal 2007. The decrease was related primarily to lower gift card income for which the Company has determined the likelihood of redemption to be remote and losses related to foreign currency transactions in the second quarter of Fiscal 2008 compared to gains related to foreign currency transactions in the comparable period in Fiscal 2007.
Operating Income
Operating income for the second quarter of Fiscal 2008 decreased to $124.0 million from $124.1 million in the comparable period of Fiscal 2007. The operating income rate (operating income divided by net sales) was 14.7% for the second quarter of Fiscal 2008 compared to 15.4% for the second quarter of Fiscal 2007.
Interest Income, Net and Income Tax Expense
Second quarter net interest income was $1.8 million in Fiscal 2008 compared to $4.1 million in the second quarter of Fiscal 2007. The decrease in net interest income was due to a lower average rate of return on investments, primarily due to a reallocation of the investment portfolio and the addition of net interest expense from borrowings under the New Credit Agreement.
The effective tax rate for the thirteen weeks ended August 2, 2008 was 38.1% as compared to 36.6% for the Fiscal 2007 comparable period. The effective tax rate for the second quarter in Fiscal 2007 reflects the favorable impact from the settlement of tax audits.
Net Income and Net Income per Share
Net income for the second quarter of Fiscal 2008 was $77.8 million versus $81.3 million in the comparable period of Fiscal 2007. Net income per diluted weighted-average share outstanding for the second quarter of Fiscal 2008 was $0.87, which includes $0.01 impact related to charges associated with the departure of a senior executive, versus $0.88 for the same period of Fiscal 2007, a decrease of 1%.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2008 were $1.646 billion, an increase of 6% over net sales of $1.547 billion for the comparable period of Fiscal 2007. The net sales increase was attributed to the combination of the net addition of 97 stores and a 33% increase in the direct-to-consumer business, partially offset by a 4% decrease in comparable store sales.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch increased 3%, abercrombie decreased 9%, Hollister decreased 9% and RUEHL decreased 20%. Additionally, the women’s, girls’ and bettys’ businesses remained more significant than the men’s, boys’ and dudes’. Year-to-date, the female business represented over 60% of total Company net sales.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the year-to-date period of Fiscal 2008 were $118.4 million, an increase of 33% over the Fiscal 2007 comparable period net merchandise sales of $89.1 million. Shipping and handling revenue for the corresponding periods was $20.5 million in Fiscal 2008 and $14.3 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.4% of net sales for the Fiscal 2008 year-to-date period compared to 6.7% in the Fiscal 2007 year-to-date period. This increase was driven by store expansion, global brand recognition and continued improvement in targeted e-mail marketing and website functionality.
Gross Profit
Year-to-date gross profit in Fiscal 2008 was $1.127 billion compared to $1.041 billion for the comparable period in Fiscal 2007. The gross profit rate for the year-to-date period of Fiscal 2008 was 68.5% versus 67.3% for the year-to-date period of Fiscal 2007, up 120 basis points. The increase in the gross profit rate reflects an improved initial markup rate primarily driven by price increases in select departments, sourcing benefits and London premium pricing.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2008 year-to-date period was $702.5 million compared to $642.7 million for the comparable period in Fiscal 2007. The stores and distribution expense rate was 42.7% compared to 41.5% in the corresponding period of Fiscal 2007. The increase in rate resulted primarily from the Company’s negative 4% comparable store sales, minimum wage increases, and direct expenses related to flagship pre-opening rent expenses.
Distribution center productivity, as measured in UPH, increased by 10% during the year-to-date period of Fiscal 2008 as compared to the corresponding period of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2008 year-to-date period was $213.7 million compared to $188.6 million during the same period in Fiscal 2007. The marketing, general and administrative expense rate was 13.0% compared to 12.2% for the year-to-date period of Fiscal 2007. The increase in the rate was driven by expenses associated with continued investment in home office resources and IT infrastructure necessary for international expansion, and the expenses associated with the departure of a senior executive in the second quarter of Fiscal 2008.

Other Operating Income, Net
Year-to-date other operating income for Fiscal 2008 was $3.7 million compared to $7.4 million for the comparable period of Fiscal 2007. The decrease was primarily related to lower income related to gift cards for which the Company has determined the likelihood of redemption to be remote and losses related to foreign currency transactions in the first and second quarters of Fiscal 2008 compared to gains related to foreign currency transactions in the comparable periods in Fiscal 2007.
Operating Income
For the Fiscal 2008 year-to-date period, operating income was $214.6 million compared to $216.8 million for the Fiscal 2007 comparable period. The operating income rate for the Fiscal 2008 year-to-date period was 13.0% compared to 14.0% for the Fiscal 2007 comparable period.
Interest Income, Net and Income Tax Expense
Year-to-date net interest income for Fiscal 2008 was $9.4 million compared to $7.9 million for the Fiscal 2007 comparable period. The increase in net interest income was due to higher interest rates and investment balances during the first quarter of Fiscal 2008, partially offset by lower average interest rates on investment balances and the addition of net interest expense from borrowings under the New Credit Agreement in the second quarter of Fiscal 2008.
The effective tax rate for the twenty-six weeks ended August 2, 2008 was 37.5% as compared to 37.1% for the Fiscal 2007 comparable period. The effective tax rate for the year-to-date period of Fiscal 2008 reflects the favorable impact of higher tax-exempt interest income. The effective tax rate for the year-to-date period of Fiscal 2007 reflects the favorable impact from the settlement of tax audits.
Net Income and Net Income per Share
For the Fiscal 2008 year-to-date period, net income was $139.9 million compared to $141.4 million for the comparable period in Fiscal 2007. Fiscal 2008 year-to-date net income per diluted weighted-average share outstanding was $1.55 versus $1.53 for the comparable period of Fiscal 2007, an increase of 1%.

FINANCIAL CONDITION
Liquidity and Capital Resources
The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. The Company has $350 million available (less outstanding letters of credit) under its New Credit Agreement, as described in Note 10, “Long-Term Debt” of the Condensed Consolidated Financial Statements. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	August 2, 2008	February 2, 2008
Working capital	$397,995	$597,142

Capitalization:
Shareholders’ equity	$1,745,645	$1,618,313

As of August 2, 2008, the decrease in working capital was primarily driven by the reclassification of $271.4 million in investments in federally insured student loan backed securities and insured municipal authority bonds auction rate securities (“ARS”) from current assets to non-current assets.
The ARS have maturities ranging from 11 to 34 years. Despite the underlying long-term maturity of ARS, such securities have been historically priced and subsequently traded as short-term investments because of an interest-rate reset feature, which reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value, as of February 2, 2008.
On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet as of August 2, 2008 and that the estimated fair value of the ARS no longer approximated par value.
The Company does not believe that failures in the ARS market will have a material impact on the Company’s overall liquidity. The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. Additionally, as of August 2, 2008, the Company has $350 million available, less outstanding letters of credit, under its unsecured New Credit Agreement to support operations.

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $71.8 million for the twenty-six weeks ended August 2, 2008 versus $154.1 million for the comparable period in Fiscal 2007. Cash was provided by net income adjusted for non-cash items including depreciation and amortization, amortization of deferred lease credits and share-based compensation and collection of lessor construction allowances. Cash was used primarily to fund income taxes payable and purchase inventory. The increase in cash used to purchase inventory in Fiscal 2008 was driven by purchases of basic inventory, such as denim and polos in response to the uptrend in these businesses. The net cash benefit provided in Fiscal 2007 related to other assets and liabilities was the result of the implementation of FIN 48.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and for capital expenditures primarily related to new store construction and other construction in progress (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). As of August 2, 2008, the Company held $271.4 million of marketable securities classified as long-term.
Financing Activities
Financing activities for the twenty-six week period ended August 2, 2008 consisted primarily of $100.0 million related to the borrowing under the New Credit Agreement during the second quarter of Fiscal 2008, $50.0 million for the repurchase of treasury stock during the first quarter of Fiscal 2008, $30.0 million for the payment of two $0.175 per share quarterly dividends paid on March 18, 2008 and June 17, 2008 and $55.1 million received in connection with stock option exercises.
During the first quarter of Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock. As of August 2, 2008, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.
As of August 2, 2008, the Company has $350 million available (less outstanding letters of credit) under its unsecured New Credit Agreement. Trade letters of credit totaling approximately $60.3 million and $61.6 million were outstanding on August 2, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $16.2 million and $14.5 million were outstanding on August 2, 2008 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2008. To date, no beneficiary has drawn upon the standby letters of credit.
The Company has $100.0 million outstanding under the New Credit Agreement on August 2, 2008 and no borrowings outstanding under the Original Credit Agreement on February 2, 2008.
Off-Balance Sheet Arrangements
As of August 2, 2008, the Company did not have any off-balance sheet arrangements.

Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. As of August 2, 2008, there had been no material changes in the Company’s contractual obligations from those as of February 2, 2008, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the $100.0 million the Company borrowed under its New Credit Agreement in the second quarter of Fiscal 2008.

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
Store Activity
May 3, 2008	357	202	460	23	5	1,047
New	—	6	23	2	3	34
Remodels/Conversions (net activity)	2	1	—	—	—	3
Closed	(2)	—	(1)	—	—	(3)

August 2, 2008	357	209	482	25	8	1,081

Gross Square Feet (thousands)
May 3, 2008	3,162	923	3,077	218	57	7,437
New	—	29	152	20	31	232
Remodels/Conversions (net activity)	23	6	—	—	—	29
Closed	(18)	—	(6)	—	—	(24)

August 2, 2008	3,167	958	3,223	238	88	7,674

Average Store Size	8,871	4,584	6,687	9,520	11,000	7,099

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
Store Activity
May 5, 2007	359	180	399	16	—	954
New	3	5	20	1	—	29
Remodels/Conversions (net activity)	1	1	—	—	—	2
Closed	(1)	—	—	—	—	(1)

August 4, 2007	362	186	419	17	—	984

Gross Square Feet (thousands)
May 5, 2007	3,173	801	2,651	149	—	6,774
New	22	27	148	10	—	207
Remodels/Conversions (net activity)	12	11	—	—	—	23
Closed	(10)	—	—	—	—	(10)

August 4, 2007	3,197	839	2,799	159	—	6,994

Average Store Size	8,831	4,511	6,680	9,353	—	7,108

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
Store Activity
February 2, 2008	359	201	450	22	3	1,035
New	1	8	33	3	5	50
Remodels/Conversions (net activity)	2	1	—	—	—	3
Closed	(5)	(1)	(1)	—	—	(7)

August 2, 2008	357	209	482	25	8	1,081

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204	34	7,337
New	18	38	214	34	54	358
Remodels/Conversions (net activity)	23	5	—	—	—	28
Closed	(41)	(2)	(6)	—	—	(49)

August 2, 2008	3,167	958	3,223	238	88	7,674

Average Store Size	8,871	4,584	6,687	9,520	11,000	7,099

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
Store Activity
February 3, 2007	360	177	393	14		—	944
New	4	9	26	2		—	41
Remodels/Conversions (net activity)	—	—	—	1	(1)	—	1
Closed	(2)	—	—	—		—	(2)

August 4, 2007	362	186	419	17		—	984

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		—	6,693
New	47	44	195	20		—	306
Remodels/Conversions (net activity)	(4)	7	—	9	(1)	—	12
Closed	(17)	—	—	—		—	(17)

August 4, 2007	3,197	839	2,799	159		—	6,994

Average Store Size	8,831	4,511	6,680	9,353		—	7,108

(1)	Includes one RUEHL store reopened after being closed temporarily due to fire.

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $200.2 million and $202.5 million for the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively. Additionally, the non-cash accrual for construction in progress decreased $13.6 million for the twenty-six week period ended August 2, 2008 compared to an increase of $12.6 million for the twenty-six week period ended August 4, 2007. Capital expenditures related primarily to new store construction, store remodels and refreshes, and other store related projects. The balance of capital expenditures related to various home office and distribution center projects and, in Fiscal 2007, the purchase of an airplane.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the twenty-six week periods ended August 2, 2008 and August 4, 2007, the Company received $28.8 million and $18.3 million in construction allowances, respectively.
During Fiscal 2008, the Company anticipates capital expenditures between $405 million and $410 million. Approximately $285 million of this amount is allocated to new store construction and full store remodels. Approximately $50 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls and the refitting of lighting and shelving to accommodate the rollout of the personal care product line to Hollister stores. The balance in capital expenditures is allocated for home office infrastructure, information technology and distribution center investments.
By the end of Fiscal 2008, the Company plans to increase gross square footage by 9% to 10% over Fiscal 2007. Domestically, the Company anticipates the addition of approximately two new Abercrombie & Fitch stores, 10 new abercrombie stores, 63 new Hollister stores, six new RUEHL stores and 10 new Gilly Hicks stores. The Company also plans to open two new abercrombie stores and three new Hollister stores in Canada. Additionally, the Company plans to open three new Hollister stores in the United Kingdom.
During Fiscal 2008, the Company expects the average construction cost per square foot, net of construction allowances, for new stores to be approximately $203, $174, $147, $260 and $388 per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively. The Company expects initial inventory purchases for the stores to average approximately $0.4 million, $0.2 million, $0.3 million, $0.5 million, $0.6 million per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively.
The Company expects that substantially all future capital expenditures will be funded with cash from operations and landlord construction allowances. In addition, the Company has $350 million available (less outstanding letters of credit) under its New Credit Agreement to support operations.

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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $9.3 million, $10.7 million and $10.0 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and recognizes the remaining balance as other operating income. At August 2, 2008 and February 2, 2008, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $47.2 million and $68.8 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
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
The use of the discounted cash flow model resulted in a temporary impairment recorded as an unrealized loss of $17.9 million taken as a component of accumulated other comprehensive loss. Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the risk free interest rate will yield a 2% decrease in fair value and a 50 basis point decrease in the risk free interest rate will yield a 2% increase in fair value.

The Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and at this time does not deem it probable that it will receive less than 100% of the principal at maturity and interest from the issuer. Therefore, no other-than-temporary impairment charge was taken against net income.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $3.3 million, $5.4 million and $8.2 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively. The valuation reserve at February 2, 2008 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $10.3 million, $11.5 million and $8.1 million at August 2, 2008, February 2, 2008 and August 4, 2007, respectively.
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
Property and Equipment — Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from three to 15 years, or the term of the lease for leasehold improvements; the lesser of the useful life of the asset, which ranges from three to seven years, or the term of the lease when applicable for information technology; and three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.
Income Taxes — Income taxes are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary and on the temporary impairment of ARS included in other comprehensive loss. As of August 2, 2008 and February 2, 2008, the valuation allowance totaled $7.5 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”
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

Recently Issued Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) that partially defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the Company’s consolidated results of operations and consolidated financial condition.
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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2008 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
–	loss of services of skilled senior executive officers;

–	ability to hire, train and retain qualified associates;

–	changes in consumer spending patterns and consumer preferences;

–	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

–	effects on consumer purchases due to a general economic downturn;

–	impact of competition and pricing pressures;

–	availability and market prices of key raw materials;

–	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

–	availability of suitable store locations on appropriate terms;

–	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

–	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

–	unseasonable weather conditions affecting consumer preferences;

–	disruptive weather conditions affecting consumers’ ability to shop; and

–	effects of capital market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”), all classified as available-for-sale securities as of August 2, 2008, that have maturities ranging from 11 to 34 years. As of August 2, 2008, the Company held approximately $271.4 million in ARS classified as non-current marketable securities. Approximately $51.6 million of these securities were invested in insured municipal authority bonds and approximately $219.9 million were invested in federally insured student loan backed securities.
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
On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet and that the estimated fair value of the ARS no longer approximated par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of August 2, 2008.
As of August 2, 2008, the net unrealized loss related to ARS was $17.9 million, included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. The Company deemed the unrealized loss to be temporary because the Company does not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, does not deem it probable that it will receive less than 100% of the principal and accrued interest from the issuers. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARS, the Company will be required to recognize an other-than-temporary impairment charge against net income.
Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the risk free interest rate will yield a 2% decrease in fair value and a 50 basis point decrease in the risk free interest rate will yield a 2% increase in fair value.
As of August 2, 2008, approximately 62% of the Company’s ARS were “AAA” rated and approximately 36% of the Company’s ARS were “AA” with the remaining ARS having an “A-” rating, as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is fully insured by 1) the U.S. government under the Federal Family Education Loan Program, 2) a private insurer, or 3) a combination of both. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS.
The Company does not believe that the failures in the auction market will have a material impact on the Company’s overall liquidity. Additionally, as of August 2, 2008, the Company had $350 million available, less outstanding letters of credit, under its unsecured New Credit Agreement to support operations.
The irrevocable rabbi trust (the “Rabbi Trust”), is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the Chief Executive Officer Supplemental Executive Retirement Plan. As of August 2, 2008, total assets held in the Rabbi Trust were $50.5 million, which included $18.0 million of available-for-sale municipal notes and bonds with maturities that ranged from four to six years, trust-owned life insurance policies with a cash surrender value of $30.5 million and $2.0 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value, with the exception of the trust-owned life insurance which is recorded at cash surrender value, in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains and losses related to the Rabbi Trust were immaterial for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively.
The Company does not enter into financial instruments for trading purposes.
As of August 2, 2008, the Company had $100.0 million in short-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. As of August 2, 2008, the Company had no long-term debt outstanding.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Senior Vice President, Finance of A&F (the principal financial officer), as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Senior Vice President, Finance of A&F (the principal financial officer), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2008. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Senior Vice President, Finance of A&F (the principal financial officer) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 2, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 2, 2008 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On December 10, 2007, the defendants reached an agreement in principle with plaintiffs’ counsel. The agreement resulted in a written Stipulation and Settlement Agreement, effective as of February 7, 2008, settling all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 until April 30, 2004. On June 23, 2008, the Superior Court approved that proposed partial settlement. The partial settlement does not affect claims which are alleged to have arisen in the period commencing on April 30, 2004. The parties are continuing to litigate these claims.
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
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced its Board of Directors received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee has concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases. The Company’s motion has not been fully briefed or submitted.
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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of August 2, 2008 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended August 2, 2008:

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet be
	Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
May 4, 2008 through May 31, 2008	2,232	$72.83	—	11,346,900

June 1, 2008 through July 5, 2008	1,321	$70.94	—	11,346,900

July 6, 2008 through August 2, 2008	1,714	$63.21	—	11,346,900

Total	5,267	$69.22	—	11,346,900

(1)	Included in the total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended August 2, 2008 were an aggregate of 5,267 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended August 2, 2008. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 11, 2008, A&F held its Annual Meeting of Stockholders (the “Annual Meeting”) at A&F’s executive offices located at 6301 Fitch Path, New Albany, Ohio. At the close of business on the April 15, 2008 record date, 86,442,821 shares of Common Stock were outstanding and entitled to vote. At the Annual Meeting, 73,669,618 or 85.22% of the outstanding shares of Common Stock entitled to vote, were represented by proxy or in person. At the Annual Meeting, Lauren J. Brisky, Archie M. Griffin and Allan A. Tuttle were re-elected to A&F’s Board of Directors, each to serve for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2011. The vote on proposals was as follows:
Proposal 1 — Election of Directors

				Broker
	Votes For	Votes Withheld	Abstentions	Non-Votes

Lauren J. Brisky	71,106,157	2,563,461	—	—
Archie M. Griffin	70,465,513	3,204,105	—	—
Allan A. Tuttle	71,117,586	2,552,032	—	—
In addition, then incumbent directors whose terms of office continued after the Annual Meeting were: James B. Bachmann, Michael S. Jeffries and John W. Kessler, whose terms will continue until the 2009 Annual Meeting of Stockholders, and Edward F. Limato whose term will continue until the 2010 Annual Meeting of Stockholders.
On June 11, 2008, John A. Golden effected his previously announced retirement and resignation from A&F’s Board of Directors following the Annual Meeting.

On June 11, 2008, upon the recommendation of A&F’s Nominating and Board Governance Committee, Robert Rosholt was elected to A&F’s Board of Directors to fill the vacancy resulting from the retirement of Mr. Golden and to serve in the class of directors whose terms expire at the 2010 Annual Meeting of Stockholders.
Proposal 2 — Ratification of Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Beneficial Holders of Common Stock	72,404,068	349,804	864,592	—
Registered Holders of Common Stock	49,073	755	1,326	—
Proposal 3 — Stockholder Proposal
As previously reported in the Current Report on Form 8-K filed by A&F on June 12, 2008, at the Annual Meeting, the inspectors of election determined that the non-binding stockholder proposal of the United Brotherhood of Carpenters Pension Fund regarding majority voting had not been properly presented at the Annual Meeting in accordance with applicable law and the rules and regulations of the U.S. Securities and Exchange Commission. Therefore, no vote was taken on the stockholder proposal at the Annual Meeting. However, management noted that the non-binding proposal received significant stockholder support and that fact was reported to and acknowledged by A&F’s Board of Directors. Recognizing that majority voting is a relatively new concept among U.S. public companies and that majority voting by-laws appear in many varieties, the A&F Board of Directors intends to review the concept of majority voting and determine whether majority voting should be implemented at A&F and, if so, in what fashion.

ITEM 6. EXHIBITS
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1, dated as of April 21, 1999, to the Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 12, 2008 (File No. 001-12107).

4.6	Credit Agreement, dated as of April 15, 2008, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time to time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.7	Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.8	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.9	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.10	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

10.1	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

10.2	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan used and to be used to evidence grants of nonstatutory stock options to associates (employees) of A&F and its subsidiaries on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).

10.3	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan used and to be used to evidence grants of restricted stock units to associates (employees) of A&F and its subsidiaries on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.4	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

10.5	Trust Agreement, dated as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.6	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.7	Form of Stock Option Agreement used and to be used to evidence the grant of nonstatutory stock options to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.8	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.9	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.10	Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).

10.11	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.12	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I)(January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008.*

10.13	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon].*

10.14	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan.*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 8, 2008	By	/s/ MICHAEL NUZZO
Michael Nuzzo
Senior Vice President, Finance (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.12	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I)(January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008.*

10.13	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon].*

10.14	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan.*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.