Form 10-Q
period 2008-11-01
ABERCROMBIE & FITCH CO /DE/
filed 2008-12-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 3, 2008

$.01 Par Value	87,052,739 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
AND COMPREHENSIVE INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
NET SALES	$896,344	$973,930	$2,542,321	$2,520,878

Cost of Goods Sold	304,401	328,887	823,243	835,128

GROSS PROFIT	591,943	645,043	1,719,078	1,685,750

Stores and Distribution Expense	386,545	355,770	1,089,052	998,425
Marketing, General and Administrative Expense	104,959	103,996	318,681	292,611
Other Operating Loss (Income), Net	299	(1,310)	(3,396)	(8,715)

OPERATING INCOME	100,140	186,587	314,741	403,429

Interest Income, Net	(560)	(4,618)	(9,963)	(12,472)

INCOME BEFORE INCOME TAXES	100,700	191,205	324,704	415,901

Provision for Income Taxes	36,800	73,620	120,856	156,960

NET INCOME	$63,900	$117,585	$203,848	$258,941

NET INCOME PER SHARE:
BASIC	$0.73	$1.35	$2.35	$2.96
DILUTED	$0.72	$1.29	$2.27	$2.82

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,034	86,895	86,737	87,623
DILUTED	88,806	91,133	89,636	91,937

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525

OTHER COMPREHENSIVE (LOSS) INCOME
Cumulative Foreign Currency Translation Adjustments	$(9,499)	$4,731	$(10,413)	$9,148

Unrealized Gain (Loss) on Available-For-Sale Securities, net of taxes of $6,537 and ($3) for the thirteen week periods ended November 1, 2008 and November 3, 2007, respectively, and $6,656 and ($61) for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively	6,647	(5)	(11,455)	(97)

Other Comprehensive (Loss) Income	$(2,852)	$4,726	$(21,868)	$9,051

COMPREHENSIVE INCOME	$61,048	$122,311	$181,980	$267,992

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	November 1, 2008	February 2, 2008
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$298,043	$118,044
Marketable Securities	—	530,486
Receivables	57,119	53,801
Inventories	504,898	333,153
Deferred Income Taxes	38,238	36,128
Other Current Assets	97,836	68,643

TOTAL CURRENT ASSETS	996,134	1,140,255

PROPERTY AND EQUIPMENT, NET	1,443,010	1,318,291

MARKETABLE SECURITIES	261,814	—

OTHER ASSETS	116,565	109,052

TOTAL ASSETS	$2,817,523	$2,567,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$170,868	$108,437
Outstanding Checks	39,729	43,361
Accrued Expenses	211,819	280,910
Debt	100,000	—
Deferred Lease Credits	42,584	37,925
Income Taxes Payable	—	72,480

TOTAL CURRENT LIABILITIES	565,000	543,113

LONG TERM LIABILITIES:
Deferred Income Taxes	32,573	22,491
Deferred Lease Credits	219,789	213,739
Other Liabilities	199,516	169,942

TOTAL LONG TERM LIABILITIES	451,878	406,172

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued November 1, 2008 and February 2, 2008	1,033	1,033
Paid-In Capital	349,059	319,451
Retained Earnings	2,207,887	2,051,463
Accumulated Other Comprehensive (Loss) Gain, net of tax	(14,750)	7,118

Treasury Stock, at Average Cost - 16,252 and 17,141 shares at November 1, 2008 and February 2, 2008, respectively	(742,584)	(760,752)

TOTAL SHAREHOLDERS’ EQUITY	1,800,645	1,618,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,817,523	$2,567,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
OPERATING ACTIVITIES:
Net Income	$203,848	$258,941

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	165,592	134,155
Amortization of Deferred Lease Credits	(32,284)	(27,911)
Share-Based Compensation	32,606	22,068
Tax Benefit from Share-Based Compensation	16,946	17,605
Excess Tax Benefit from Share-Based Compensation	(5,970)	(14,214)
Deferred Taxes	15,524	(14,417)
Loss on Disposal of Assets and Non-Cash Charge for Asset Impairment	3,495	7,042
Lessor Construction Allowances	43,831	29,763
Foreign Currency Gain / (Loss)	1,548	(965)
Changes in Assets and Liabilities:
Inventories	(173,082)	28,204
Accounts Payable and Accrued Expenses	(6,671)	35,057
Income Taxes	(81,909)	(65,450)
Other Assets and Liabilities	(3,051)	5,012

NET CASH PROVIDED BY OPERATING ACTIVITIES	180,423	414,890

INVESTING ACTIVITIES:
Capital Expenditures	(298,509)	(303,091)
Purchases of Marketable Securities	(49,411)	(911,542)
Proceeds from Sales of Marketable Securities	297,673	1,082,499

NET CASH USED FOR INVESTING ACTIVITIES	(50,247)	(132,134)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	55,194	35,874
Proceeds from borrowings under Credit Agreement	100,000	—
Excess Tax Benefit from Share-Based Compensation	5,970	14,214
Purchase of Treasury Stock	(50,000)	(287,915)
Change in Outstanding Checks and Other	(10,648)	(1,878)
Dividends Paid	(45,535)	(46,254)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	54,981	(285,959)

EFFECT OF EXCHANGE RATE ON CASH	(5,158)	4,758

NET INCREASE IN CASH AND EQUIVALENTS:	179,999	1,555
Cash and Equivalents, Beginning of Year	118,044	81,959

CASH AND EQUIVALENTS, END OF PERIOD	$298,043	$83,514

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(9,331)	$23,399

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company include Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are therefore included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international operations for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 and long-lived assets relating to the Company’s international operations as of November 1, 2008 and February 2, 2008 were not material and were not reported separately from domestic revenues and long-lived assets.

The condensed consolidated financial statements as of November 1, 2008 and for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2008.

In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassified from current taxes payable to other long-term liabilities.

The Condensed Consolidated Financial Statements as of November 1, 2008 and for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.

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

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires share-based compensation related to stock options to be measured based on estimated fair values at the date of grant using an option-pricing model.

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stores and distribution expense	$1,132	$530	$2,674	$1,056
Marketing, general and administrative expense	9,579	8,178	29,932	21,012

Share-based compensation expense	$10,711	$8,708	$32,606	$22,068

The Company also recognized $4.1 million and $12.3 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended November 1, 2008, respectively, and $3.5 million and $8.6 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended November 3, 2007, respectively,

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjustments for forfeitures during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 was not material.

A&F issues shares of Class A Common Stock (“Common Stock”) for stock option exercises and restricted stock unit vestings from treasury stock. As of November 1, 2008, A&F had enough treasury stock available to cover stock options and restricted stock units outstanding without having to repurchase additional shares.

Fair Value Estimates

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represent the expected period of time the Company believes the stock options will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.

The weighted-average estimated fair value of stock options granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, as well as the assumptions used in calculating such values on the date of grant, were as follows:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Exercise price	$78.37	$74.02

Fair value	$19.69	$22.63

Assumptions:

Price volatility	30%	34%
Expected term (years)	4	4
Risk-free interest rate	2.5%	4.5%
Dividend yield	0.9%	1.0%
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant adjusted for expected dividend payments during the vesting period.

Stock Option Activity

Below is the summary of stock option activity for the thirty-nine weeks ended November 1, 2008:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value *	Contractual Life
Outstanding at February 2, 2008	7,738,112	$41.03
Granted	380,800	78.37
Exercised	(1,301,572)	42.51
Forfeited or cancelled	(149,750)	71.41

Outstanding at November 1, 2008	6,667,590	$42.20	$4,846,660	2.6

Options expected to vest as of November 1, 2008	601,385	$71.70	$0	8.4

Options exercisable at November 1, 2008	5,972,852	$38.73	$4,846,660	2.0

*	Aggregate Intrinsic Value is calculated using the closing share price on October 31, 2008.

The total intrinsic value of stock options exercised during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $40.3 million and $59.6 million, respectively.

The fair value of stock options vested during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $4.8 million and $4.6 million, respectively.

As of November 1, 2008, there was $11.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Unit and Restricted Share Activity

Below is the summary of restricted stock unit and restricted share activity for the thirty-nine weeks ended November 1, 2008:

		Weighted-Average Grant
Restricted Stock Units	Number of Shares	Date Fair Value
Non-vested at February 2, 2008	2,354,871	$48.02
Granted	672,409	$74.78
Vested	(387,240)	$57.17
Forfeited	(164,304)	$70.12

Non-vested at November 1, 2008	2,475,736	$52.39

The total fair value of restricted stock units granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $50.3 million and $50.7 million, respectively.

The total fair value of restricted stock units and restricted shares vested during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $22.1 million and $13.9 million, respectively.

As of November 1, 2008, there was $76.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

3.	NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average effect of dilutive stock options and restricted stock units.

Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(16,266)	(16,405)	(16,563)	(15,677)

Basic shares outstanding	87,034	86,895	86,737	87,623

Dilutive effect of stock options and restricted stock units	1,772	4,238	2,899	4,314

Diluted shares outstanding	88,806	91,133	89,636	91,937

Stock options to purchase approximately 5.3 million and 18,000 shares of Common Stock during the thirteen week periods ended November 1, 2008 and November 3, 2007, respectively, and approximately 1.5 million and 18,000 shares of Common Stock during the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, were outstanding, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive.

4.	CASH AND EQUIVALENTS AND INVESTMENTS

Cash and equivalents and investments consisted of (in thousands):

	November 1, 2008	February 2, 2008
Cash and equivalents:
Cash	$65,249	$74,753
Money market funds	232,794	43,291

Total cash and equivalents	298,043	118,044

Marketable securities:
Auction rate securities — student loan backed	214,600	258,355
Auction rate securities — municipal authority bonds	47,214	272,131

Total marketable securities	261,814	530,486

Rabbi Trust assets: (1)
Money market funds	2,203	1,350
Municipal notes and bonds	17,661	18,599
Trust-owned life insurance policies (at cash surrender value)	27,428	31,306

Total Rabbi Trust assets	47,292	51,255

Total cash and equivalents and investments	$607,149	$699,785

(1)	Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets.
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly by the Company at the time of purchase. At November 1, 2008 and February 2, 2008, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 11 to 34 years, all classified as available-for-sale.

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

On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet and that the estimated fair value of the ARS no longer approximated par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 1, 2008. See Note 5, “Fair Value” for further discussion on the valuation of the ARS.

For the thirteen and thirty-nine week periods ended November 1, 2008, the Company recorded an unrealized gain, net of tax of $5.1 million and an unrealized loss, net of tax of $12.9 million, respectively, all related to ARS and included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. See Note 9, “Income Taxes” for discussion related to the cumulative adjustment made to Comprehensive Income for the thirteen weeks ended November 1, 2008. There were no unrealized gains or losses on ARS for the thirteen and thirty-nine week periods ended November 3, 2007.

FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss to be temporary based primarily on the following: 1) As of the balance sheet date, the Company has the ability and intent to hold the impaired securities to maturity, 2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuer, 3) lack of evident factors that raise significant concerns about the issuer’s ability to continue as a going concern, and 4) lack of significant changes in the regulatory, economic or technological environment of the issuer. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net income. The securities continue to accrue interest and be auctioned until one of the following: the auction succeeds; the issuer calls the securities; or the securities mature.

As of November 1, 2008, approximately 63% of the Company’s ARS were “AAA” rated and approximately 35% of the Company’s ARS were “AA” with the remaining ARS having an “A-” rating, as rated by one or more of the major credit rating agencies.

The irrevocable rabbi trust (the “Rabbi Trust”) is a source of funds intended to be used to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan I and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (II) and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” (“EITF 97-14”) and recorded at fair value, with the exception of the trust-owned life insurance which is recorded at cash surrender value, in other assets on the Condensed Consolidated Balance Sheets. Net unrealized gains and losses related to the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Realized losses related to the change in cash surrender value of the trust-owned life insurance held in the Rabbi Trust were $3.0 million and $3.9 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively. Realized gains related to the change in cash surrender value of the trust-owned life insurance held in the Rabbi Trust were $0.8 million and $1.5 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.

5.	FAIR VALUE

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), for financial assets and liabilities and any other assets or liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level hierarchy for fair value measurements, which prioritizes valuation inputs as follows:

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s financial assets within it are as follows:

	Assets at Fair Value as of November 1, 2008
	(in thousands)
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$234,997	$—	$—	$234,997
Auction rate securities	—	—	261,814	261,814
Municipal bonds held in the Rabbi Trust	17,661	—	—	17,661

Total assets at fair value	$252,658	$—	$261,814	$514,472

(1)	Includes $232.8 million in money market funds included in cash and equivalents and $2.2 million of money market funds held in the Rabbi Trust, which are included in other assets on the Condensed Consolidated Balance Sheet.
The level 3 assets are investments in insured student loan backed securities and insured municipal authority bonds ARS and were transferred from Level 2 in the first quarter of Fiscal 2008 as a result of a change in market conditions. As a result of the market failure and lack of liquidity in the current ARS market, ARS were valued using a discounted cash flow model to determine the estimated fair value of these securities as of November 1, 2008. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and credit spread. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; or (3) the principal has reached maturity. The Company also includes a marketability discount which takes into account the lack of liquidity in the current ARS market.

The table below includes a roll forward of the Company’s investments in ARS from February 2, 2008 to November 1, 2008, and the reclassification of these investments from Level 2 to Level 3 in the hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may include observable components.

	Significant Other	Significant
Auction Rate Securities:	Observable Inputs	Unobservable Inputs
(in thousands)	(Level 2)	(Level 3)
Fair value, February 2, 2008	$530,486	$—
Purchases	49,411	—
Redemptions	(242,955)	(54,718)
Tranfers (out)/in	(336,942)	336,942
Unrealized losses	—	(20,410)

Fair value, November 1, 2008	$—	$261,814

Also effective February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. The Company has elected not to apply the fair value option to its existing financial assets and liabilities, and accordingly, there was no financial statement impact from the adoption of SFAS No. 159.

6.	INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. The inventory balance was $504.9 million, $333.2 million and $407.1 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. The Company reduces inventory valuation at the end of the first and third quarters to reserve for projected inventory markdowns required to sell through the current season inventory prior to the beginning of the following season. Additionally, the Company reduces inventory at season end by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell through the remaining carryover fashion inventory for the season just passed. The valuation reserve was $42.3 million, $5.4 million and $36.9 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively. The inventory valuation at February 2, 2008 primarily reflects the estimated markdowns necessary to sell through fashion carryover inventory on hand at the end of the Fall season.

Further, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made to reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $5.5 million, $11.5 million and $4.7 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	November 1, 2008	February 2, 2008
Property and equipment, at cost	$2,303,303	$2,054,275
Accumulated depreciation and amortization	(860,293)	(735,984)

Property and equipment, net	$1,443,010	$1,318,291

8.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	November 1, 2008	February 2, 2008
Deferred lease credits	$512,012	$471,498
Amortized deferred lease credits	(249,639)	(219,834)

Total deferred lease credits, net	$262,373	$251,664

9.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended November 1, 2008. The effective tax rate for the thirteen weeks ended November 1, 2008 was 36.5% as compared to 38.5% for the Fiscal 2007 comparable period. The effective tax rate for the thirty-nine weeks ended November 1, 2008 was 37.2% as compared to 37.7% for the Fiscal 2007 comparable period.

Cash payments of income taxes made during the thirteen weeks ended November 1, 2008 and November 3, 2007 were approximately $32.1 million and $57.9 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 were approximately $170.8 million and $188.2 million, respectively.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary. As of November 1, 2008 and February 2, 2008, the valuation allowance totaled $0.7 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. During the thirteen weeks ended November 1, 2008, the company recorded a cumulative adjustment of $6.6 million to Comprehensive Income to correct the income tax valuation allowance that had previously been recorded on the temporary impairment of the auction rate securities. This adjustment was not material to the current or prior periods. As of the end of the quarter ended November 1, 2008, there was no income tax valuation allowance associated with the temporary loss on the auction rate securities.

10.	DEBT

On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (the “New Credit Agreement”) under which up to $450 million will be available initially. The New Credit Agreement replaces the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004 (the “Original Credit Agreement”), which had been due to expire on December 15, 2009. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes. During the life of the New Credit Agreement, the Company is permitted to make multiple requests for additional credit commitments in an aggregate amount not to exceed $150 million.

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
The New Credit Agreement contains limitations, subject to negotiated carve-outs, on indebtedness, liens, significant corporate changes including mergers and acquisition transactions with third parties, investments, loans, advances and guarantees in or for the benefit of third parties, hedge agreements, restricted payments (including dividends and stock repurchases) and transactions with affiliates. The New Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $66.1 million and $61.6 million were outstanding on November 1, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $13.3 million and $14.5 million were outstanding on November 1, 2008 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarters of Fiscal 2008 and Fiscal 2009. To date, no beneficiary has drawn upon the standby letters of credit.

As of November 1, 2008, the Company had $100.0 million outstanding under the New Credit Agreement, classified as a current liability on the Company’s Condensed Consolidated Balance Sheet. The average interest rate for the third quarter of Fiscal 2008 was 3.4%. No borrowings were outstanding as of February 2, 2008 under the Original Credit Agreement.

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

In October 2008, the FASB issued FASB FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”) which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on October 10, 2008, the date of issuance.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on the disclosures in the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of the Pubic Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of November 1, 2008, and the related condensed consolidated statements of net income and comprehensive income for each of the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 and the condensed consolidated statement of cash flows for the thirty-nine week periods ended November 1, 2008 and November 3, 2007. These interim financial statements are the responsibility of the Company’s management.
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
December 5, 2008

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
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2008, net sales decreased 8% to $896.3 million from $973.9 million in the third quarter of Fiscal 2007. Operating income decreased to $100.1 million in the third quarter of Fiscal 2008 from $186.6 million in the third quarter of Fiscal 2007. Net income decreased to $63.9 million in the third quarter of Fiscal 2008 compared to $117.6 million in the third quarter of Fiscal 2007. Net income per diluted weighted-average share decreased 44% to $0.72 in the third quarter of Fiscal 2008 compared to $1.29 in the third quarter of Fiscal 2007.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s condensed consolidated statements of income for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	34.0%	33.8%	32.4%	33.1%

GROSS PROFIT	66.0%	66.2%	67.6%	66.9%

Stores and Distribution Expense	43.1%	36.5%	42.8%	39.6%
Marketing, General and Administrative Expense	11.7%	10.7%	12.5%	11.6%
Other Operating Loss (Income), Net	0.0%	(0.1)%	(0.1)%	(0.3)%

OPERATING INCOME	11.2%	19.2%	12.4%	16.0%
Interest Income, Net	(0.1)%	(0.5)%	(0.4)%	(0.5)%

INCOME BEFORE INCOME TAXES	11.2%	19.6%	12.8%	16.5%
Provision for Income Taxes	4.1%	7.6%	4.8%	6.2%

NET INCOME	7.1%	12.1%	8.0%	10.3%

Financial Summary
The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended November 1, 2008 to the thirteen and thirty-nine week periods ended November 3, 2007:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 1,	November 3,		November 1,	November 3,
	2008	2007	% Change	2008	2007	% Change
Net sales by brand (in thousands)	$896,344	$973,930	(8)%	$2,542,321	$2,520,878	1%
Abercrombie & Fitch	$385,787	$419,267	(8)%	$1,127,098	$1,116,495	1%
abercrombie	$109,511	$127,571	(14)%	$300,443	$311,198	(3)%
Hollister	$383,631	$414,488	(7)%	$1,064,571	$1,058,586	1%
RUEHL	$13,533	$12,604	7%	$39,073	$34,599	13%
Gilly Hicks**	$3,882	n/a	n/a	$11,136	n/a	n/a

Increase (decrease) in comparable store sales*	(14)%	1%		(8)%	(1)%
Abercrombie & Fitch	(8)%	3%		(1)%	(1)%
abercrombie	(20)%	3%		(14)%	1%
Hollister	(18)%	(1)%		(12)%	(3)%
RUEHL	(25)%	(7)%		(22)%	(3)%

Retail sales increase attributable to new and remodeled stores and websites	6%	12%		9%	17%

Net retail sales per average store (in thousands)	$766	$905	(15)%	$2,210	$2,416	(9)%
Abercrombie & Fitch	$999	$1,057	(5)%	$2,888	$2,827	2%
abercrombie	$475	$599	(21)%	$1,326	$1,538	(14)%
Hollister	$742	$925	(20)%	$2,130	$2,466	(14)%
RUEHL	$488	$689	(29)%	$1,490	$2,058	(28)%

Net retail sales per average gross square foot	$108	$128	(16)%	$311	$340	(9)%
Abercrombie & Fitch	$113	$120	(6)%	$326	$320	2%
abercrombie	$104	$132	(21)%	$289	$342	(15)%
Hollister	$111	$138	(20)%	$318	$370	(14)%
RUEHL	$51	$74	(31)%	$158	$220	(28)%

Transactions per average retail store	10,327	12,968	(20)%	32,930	37,510	(12)%
Abercrombie & Fitch	10,470	12,188	(14)%	33,075	35,368	(6)%
abercrombie	6,389	8,362	(24)%	19,586	23,426	(16)%
Hollister	12,246	15,933	(23)%	39,541	46,225	(14)%
RUEHL	5,353	8,174	(35)%	17,399	26,033	(33)%

Average retail transaction value	$74.14	$69.81	6%	$67.12	$64.42	4%
Abercrombie & Fitch	$95.40	$86.71	10%	$87.30	$79.92	9%
abercrombie	$74.42	$71.65	4%	$67.68	$65.65	3%
Hollister	$60.57	$58.05	4%	$53.86	$53.35	1%
RUEHL	$91.12	$84.32	8%	$85.62	$79.06	8%

Average units per retail transaction	2.44	2.48	(2)%	2.44	2.45	(0)%
Abercrombie & Fitch	2.37	2.39	(1)%	2.41	2.39	1%
abercrombie	2.85	2.94	(3)%	2.83	2.90	(2)%
Hollister	2.40	2.43	(1)%	2.38	2.39	(0)%
RUEHL	2.29	2.44	(6)%	2.35	2.54	(7)%

Average unit retail sold	$30.39	$28.15	8%	$27.51	$26.29	5%
Abercrombie & Fitch	$40.25	$36.28	11%	$36.22	$33.44	8%
abercrombie	$26.11	$24.37	7%	$23.92	$22.64	6%
Hollister	$25.24	$23.89	6%	$22.63	$22.32	1%
RUEHL	$39.79	$34.56	15%	$36.43	$31.13	17%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen and thirty-nine week periods ended November 1, 2008 reflect the activity of 13 stores. There were no Gilly Hicks stores open as of November 3, 2007. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK
The third quarter selling environment proved to be more challenging than anticipated. The financial crisis in late September led to a steep reduction in consumer spending that negatively affected virtually every retailer. As a result, the Company managed its business in the third quarter with a long-term and disciplined approach. The Company moderated expense, but did so without compromising the aspirational shopping experience. It maintained its full price strategy that is based on product quality, not promotion, only using markdowns to clear through seasonal merchandise in a brand positive way. The Company views promotions as short-term relief that is more than offset by the damage inflicted on the brand for the long-term.
The Company’s near-term outlook reflects the view that the difficult selling environment will persist throughout the fourth quarter and well into Fiscal 2009. Based on the declining comparable store sales trend and the Company’s limited ability to further reduce Holiday deliveries, the Company expects the fourth quarter of Fiscal 2008 to end with inventory up by a mid-single digit compared to a 29% decrease in the fourth quarter of Fiscal 2007. In order to achieve this inventory position, the Company expects a higher markdown rate in order to clear through seasonal merchandise. The increase in inventory level is primarily in basic categories, such as polos and denim, while seasonal fashion categories are expected to be down.
In addition to a higher markdown rate, the Company will react to the difficult selling environment by seeking expense savings in the fourth quarter of Fiscal 2008. Expense savings are expected to come in the form of operational efficiencies in both the stores and the home office and a reduction in store staffing levels in response to lower sales trend. The Company began the fourth quarter with net sales of $267.3 million for the four-week period ended November 29, 2008, a 24% decrease from net sales of $352.3 million for the four-week period ended December 1, 2007. November comparable store sales decreased 28%.
The Company’s international expansion opportunities remain promising. The Fifth Avenue and London flagships continue to be highly productive. In addition, the early results of the opening of the Company’s first Hollister UK mall-based store in late October at Brent Cross Shopping Center, is providing evidence that the international mall-based Hollister concept has growth potential. In addition, the Company recently received final approval to open an Abercrombie & Fitch flagship in Paris on the Champs Elysees in 2011. The Company continues to be in lease negotiations on a number of additional flagship sites in both Europe and Asia and it is in the process of identifying additional Hollister mall-based sites in Europe.
In this volatile environment, the Company will continue to use a disciplined and seasoned approach in managing all aspects of the business, including capital expenditures and inventory. The Company’s priorities will be to protect and enhance the brand to ensure its long-term success. Although the Company remains fully committed to its growth and investment strategy, it intends, as it always has done, to balance its long-term objectives and the existing economic realities.

THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2008 were $896.3 million, a decrease of 8% from net sales of $973.9 million during the third quarter of Fiscal 2007. The net sales decrease was attributable to a combination of the 14% decrease in comparable store sales and a 6% decrease in the direct-to-consumer business, partially offset by the net addition of 92 stores.
Abercrombie & Fitch comparable store sales decreased 8%, with women’s comparable store sales decreasing by a mid teen and men’s comparable store sales increasing by a high single digit. abercrombie comparable store sales decreased 20%, with girls posting a mid twenty decrease and boys posting a low double-digit decrease. Hollister comparable store sales decreased 18%, with bettys decreasing by a mid twenty and dudes posting a mid single-digit decrease. RUEHL comparable store sales decreased 25%, with women’s comparable store sales decreasing by high thirties and men’s comparable store sales decreasing by a high single-digit.
Comparable store sales were strongest in Abercrombie & Fitch flagship and U.S.-based tourist stores. Regionally, excluding flagship and tourist stores, comparable store sales were down in all U.S. regions and Canada.
From a merchandise classification standpoint, across all brands, stronger performing masculine categories included knit tops, denim and fragrance, while fleece and graphic tees were weakest. In the feminine businesses, across all brands, tops were the primary driver of the comparable store sales decrease, which included knit tops, fleece and graphic tees.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the third quarter of Fiscal 2008 were $57.5 million, a decrease of 6% from Fiscal 2007 third quarter net merchandise sales of $61.3 million. Shipping and handling revenue for the corresponding periods was $9.3 million in Fiscal 2008 and $9.2 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 7.5% of total net sales in the third quarter of Fiscal 2008 compared to 7.2% in the third quarter of Fiscal 2007.
Gross Profit
Gross profit for the third quarter of Fiscal 2008 was $591.9 million compared to $645.0 million for the comparable period in Fiscal 2007. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2008 was 66.0%, down 20 basis points from the third quarter of Fiscal 2007 rate of 66.2%. The decrease in the gross profit rate reflects an increase in the markdown rate versus last year, partially offset by an increase in the initial mark up rate. The increase in markdown rate was the result of lower than expected sales during the third quarter of Fiscal 2008.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2008 was $386.5 million compared to $355.8 million for the comparable period in Fiscal 2007. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the third quarter of Fiscal 2008 was 43.1% compared to 36.5% in the third quarter of Fiscal 2007. The increase in the stores and distribution expense rate resulted primarily from the Company’s limited ability to leverage fixed expenses due to the comparable store sales decline and additional direct expenses related to flagship pre-opening rent expenses, as well as minimum wage and manager salary increases.

Distribution center productivity, as measured in units processed per labor hour (“UPH”), decreased 7% during the third quarter of Fiscal 2008 as compared to the third quarter of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2008 was $105.0 million compared to $104.0 million during the same period in Fiscal 2007. For the third quarter of Fiscal 2008, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.7% compared to 10.7% for the third quarter of Fiscal 2007. The increase in marketing, general and administrative expense reflects continued investment in home office resources and IT infrastructure necessary for international expansion, partially offset by a reduction in incentive compensation and other home office expenses.
Other Operating Loss/Income, Net
Third quarter other operating loss for Fiscal 2008 was $0.3 million compared to other operating income of $1.3 million for the third quarter of Fiscal 2007. The third quarter of Fiscal 2008 included losses related to foreign currency transactions compared to gains related to foreign currency transactions in the comparable period in Fiscal 2007.
Operating Income
Operating income for the third quarter of Fiscal 2008 decreased to $100.1 million from $186.6 million in the comparable period of Fiscal 2007. The operating income rate (operating income divided by net sales) was 11.2% for the third quarter of Fiscal 2008 compared to 19.2% for the third quarter of Fiscal 2007.
Interest Income, Net and Income Tax Expense
Fiscal 2008 third quarter interest income was $1.8 million, offset by interest expense of $1.2 million compared to interest income of $4.9 million, offset by interest expense of $0.3 million in the third quarter of Fiscal 2007. The decrease in interest income was due to a lower average rate of return on investments, primarily due to a reallocation of the investment portfolio. The increase in interest expense was due to borrowings made under the New Credit Agreement in Fiscal 2008.
The effective tax rate for the thirteen weeks ended November 1, 2008 was 36.5% as compared to 38.5% for the Fiscal 2007 comparable period. The effective tax rate for the third quarter of Fiscal 2007 reflects the favorable impact of the settlement of tax audits.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2008 was $63.9 million versus $117.6 million in the comparable period of Fiscal 2007. Net income per diluted weighted-average share outstanding for the third quarter of Fiscal 2008 was $0.72 versus $1.29 for the same period of Fiscal 2007, a decrease of 44%.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2008 were $2.542 billion, an increase of 1% over net sales of $2.521 billion for the comparable period of Fiscal 2007. The net sales increase was attributed to the combination of the net addition of 92 stores and a 17% increase in the direct-to-consumer business, partially offset by an 8% decrease in comparable store sales.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 1%, abercrombie decreased 14%, Hollister decreased 12% and RUEHL decreased 22%. Additionally, the women’s, girls’ and bettys’ businesses remained more significant than the men’s, boys’ and dudes’. Year-to-date, the female business represented over 60% of total Company net sales.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the year-to-date period of Fiscal 2008 were $175.9 million, an increase of 17% over the Fiscal 2007 comparable period net merchandise sales of $150.3 million. Shipping and handling revenue for the corresponding periods was $29.7 million in Fiscal 2008 and $23.5 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.1% of net sales for the Fiscal 2008 year-to-date period compared to 6.9% in the Fiscal 2007 year-to-date period. This increase was driven by store expansion, global brand recognition and continued improvement in targeted e-mail marketing and website functionality.
Gross Profit
Year-to-date gross profit in Fiscal 2008 was $1.719 billion compared to $1.686 billion for the comparable period in Fiscal 2007. The gross profit rate for the year-to-date period of Fiscal 2008 was 67.6% versus 66.9% for the year-to-date period of Fiscal 2007, up 70 basis points. The increase in the gross profit rate reflects an improved initial markup rate primarily driven by price increases in select departments, partially offset by increases in markdown rates in the third quarter of Fiscal 2008.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2008 year-to-date period was $1.089 billion compared to $998.4 million for the comparable period in Fiscal 2007. The stores and distribution expense rate was 42.8% compared to 39.6% in the corresponding period of Fiscal 2007. The increase in the stores and distribution expense rate resulted primarily from the Company’s limited ability to leverage fixed expenses due to the negative 8% comparable store sales and additional direct expenses related to flagship pre-opening rent expenses, as well as minimum wage and manager salary increases.
Distribution center productivity, as measured in UPH, increased by 4% during the year-to-date period of Fiscal 2008 as compared to the corresponding period of Fiscal 2007.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2008 year-to-date period was $318.7 million compared to $292.6 million during the same period in Fiscal 2007. The marketing, general and administrative expense rate was 12.5% compared to 11.6% for the year-to-date period of Fiscal 2007. The increase in marketing, general and administrative expense reflects the continued investment in home office resources and IT infrastructure necessary for international expansion, partially offset by a reduction in incentive compensation and other home office expenses in the third quarter of Fiscal 2008.

Other Operating Income, Net
Year-to-date other operating income for Fiscal 2008 was $3.4 million compared to $8.7 million for the comparable period of Fiscal 2007. The decrease was primarily related to lower income related to gift cards for which the Company has determined the likelihood of redemption to be remote and losses related to foreign currency transactions in Fiscal 2008 compared to gains related to foreign currency transactions in Fiscal 2007.
Operating Income
For the Fiscal 2008 year-to-date period, operating income was $314.7 million compared to $403.4 million for the Fiscal 2007 comparable period. The operating income rate for the Fiscal 2008 year-to-date period was 12.4% compared to 16.0% for the Fiscal 2007 comparable period.
Interest Income, Net and Income Tax Expense
Year-to-date interest income for Fiscal 2008 was $12.3 million, offset by interest expense of $2.3 million compared to interest income of $13.2 million, offset by interest expense of $0.7 million for the Fiscal 2007 comparable period. The increase in interest expense in Fiscal 2008 was due to borrowings made under the New Credit Agreement in Fiscal 2008.
The effective tax rate for the thirty-nine weeks ended November 1, 2008 was 37.2% as compared to 37.7% for the Fiscal 2007 comparable period. The effective tax rate for the year-to-date period of Fiscal 2008 includes the impact of higher tax-exempt interest and the favorable resolution of certain tax matters. The effective tax rate for the year-to-date period of Fiscal 2007 includes the favorable impact from the settlement of tax audits.
Net Income and Net Income per Share
For the Fiscal 2008 year-to-date period, net income was $203.8 million compared to $258.9 million for the comparable period in Fiscal 2007. Fiscal 2008 year-to-date net income per diluted weighted-average share outstanding was $2.27 versus $2.82 for the comparable period of Fiscal 2007, a decrease of 20%.

FINANCIAL CONDITION
Liquidity and Capital Resources
The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. The Company has $350 million available (less outstanding letters of credit) under its New Credit Agreement, as described in Note 9, “Debt” of the Condensed Consolidated Financial Statements. Furthermore, the Company expects that cash from operating activities will fund dividends currently being paid at a rate of $0.175 per share per quarter. The Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	November 1, 2008	February 2, 2008
Working capital	$431,134	$597,142

Capitalization:
Shareholders’ equity	$1,793,093	$1,618,313

As of November 1, 2008, the decrease in working capital was driven primarily by the reclassification of $261.8 million of investments in insured student loan backed securities and insured municipal authority bonds auction rate securities (“ARS”) from current assets to non-current assets.
The ARS have maturities ranging from 11 to 34 years. Despite the underlying long-term maturity of ARS, such securities have been historically priced and subsequently traded as short-term investments because of an interest-rate reset feature, which resets through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value, as of February 2, 2008.
On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet as of November 1, 2008 and that the estimated fair value of the ARS no longer approximated par value. On November 13, 2008, the Company entered into an agreement with UBS AG (“UBS”), a Swiss Corporation, relating to $76.5 million of ARS (the “UBS ARS”) which the Company purchased from UBS prior to February 13, 2008. Among other things, the agreement gives UBS a call on the UBS ARS commencing on November 13, 2008, and gives the Company a put at par, commencing June 30, 2010.
The Company does not believe that failures in the ARS market will have a material impact on the Company’s overall liquidity. The Company expects that substantially all future operations, including projected growth, seasonal requirements and capital expenditures will be funded with cash from operations. Additionally, as of November 1, 2008, the Company has $350 million available, less outstanding letters of credit, under its unsecured New Credit Agreement to support operations.

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, totaled $180.4 million for the thirty-nine weeks ended November 1, 2008 versus $414.9 million for the comparable period in Fiscal 2007. Cash was provided by net income adjusted for non-cash items including depreciation and amortization, amortization of deferred lease credits and share-based compensation and collection of lessor construction allowances. Cash was used primarily to pay income taxes and purchase inventory. The increase in cash used to purchase inventory in Fiscal 2008 was driven by early delivery of inventory for the holiday season as well as higher levels of basics inventory, such as denim and polos. The net cash benefit provided in Fiscal 2007 related to changes in other assets and liabilities resulting from the implementation of FIN 48.
Investing Activities
Cash inflows from investing activities were generated by sales of marketable securities. Cash outflows for investing activities were for purchases of marketable securities and for capital expenditures related primarily to new store construction and other construction in progress (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). As of November 1, 2008, the Company held $261.8 million of marketable securities classified as non-current.
Financing Activities
Financing activities for the thirty-nine week period ended November 1, 2008 consisted primarily of $100.0 million related to the borrowing under the New Credit Agreement, $50.0 million for the repurchase of treasury stock, $45.5 million for the payment of three $0.175 per share quarterly dividends paid on March 18, 2008, June 17, 2008 and September 16, 2008 and $55.2 million received in connection with stock option exercises.
During the first quarter of Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock. As of November 1, 2008, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.
As of November 1, 2008, the Company has $350 million available (less outstanding letters of credit) under its unsecured New Credit Agreement. Trade letters of credit totaling approximately $66.1 million and $61.6 million were outstanding on November 1, 2008 and February 2, 2008, respectively. Standby letters of credit totaling approximately $13.3 million and $14.5 million were outstanding on November 1, 2008 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarters of Fiscal 2008 and Fiscal 2009. To date, no beneficiary has drawn upon the standby letters of credit.
The Company has $100.0 million outstanding under the New Credit Agreement on November 1, 2008 and no borrowings outstanding under the Original Credit Agreement on February 2, 2008. The average interest rate for the third quarter of Fiscal 2008 was 3.4%.
Off-Balance Sheet Arrangements

As of November 1, 2008, the Company did not have any off-balance sheet arrangements.

Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. As of November 1, 2008, there had been no material changes in the Company’s contractual obligations from those as of February 2, 2008, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the $100.0 million the Company borrowed under its New Credit Agreement in the second quarter of Fiscal 2008.

Third quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
August 2, 2008	357	209	482	25	8	1,081
New	1	2	18	2	5	28
Remodels/Conversions (net activity)	—	(1)	(1)	—	—	(2)
Closed	(1)	—	—	—	—	(1)

November 1, 2008	357	210	499	27	13	1,106

Gross Square Feet (thousands)
August 2, 2008	3,167	958	3,223	238	88	7,674
New	8	11	118	16	50	203
Remodels/Conversions (net activity)	(4)	(5)	(3)	—	—	(12)
Closed	(7)	—	—	—	—	(7)

November 1, 2008	3,164	964	3,338	254	138	7,858

Average Store Size	8,863	4,590	6,689	9,407	10,615	7,105

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
August 4, 2007	362	186	419	17	—	984
New	—	12	15	3	—	30
Remodels/Conversions (net activity)	1	—	—	—	—	1
Closed	(1)	—	—	—	—	(1)

November 3, 2007	362	198	434	20	—	1,014

Gross Square Feet (thousands)
August 4, 2007	3,197	839	2,799	159	—	6,994
New	—	61	107	26	—	194
Remodels/Conversions (net activity)	10	—	—	—	—	10
Closed	(10)	—	—	—	—	(10)

November 3, 2007	3,197	900	2,906	185	—	7,188

Average Store Size	8,831	4,545	6,696	9,250	—	7,089

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
February 2, 2008	359	201	450	22	3	1,035
New	2	10	51	5	10	78
Remodels/Conversions (net activity)	2	—	(1)	—	—	1
Closed	(6)	(1)	(1)	—	—	(8)

November 1, 2008	357	210	499	27	13	1,106

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204	34	7,337
New	26	49	332	50	104	561
Remodels/Conversions (net activity)	19	—	(3)	—	—	16
Closed	(48)	(2)	(6)	—	—	(56)

November 1, 2008	3,164	964	3,338	254	138	7,858

Average Store Size	8,863	4,590	6,689	9,407	10,615	7,105

(1)	Includes one RUEHL store reopened after being closed temporarily due to fire.

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total
February 3, 2007	360	177	393	14		—	944
New	4	21	41	5		—	71
Remodels/Conversions (net activity)	1	—	—	1	(1)	—	2
Closed	(3)	—	—	—		—	(3)

November 3, 2007	362	198	434	20		—	1,014

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		—	6,693
New	47	105	302	46		—	500
Remodels/Conversions (net activity)	6	7	—	9	(1)	—	22
Closed	(27)	—	—	—		—	(27)

November 3, 2007	3,197	900	2,906	185		—	7,188

Average Store Size	8,831	4,545	6,696	9,250		—	7,089

(1)	Includes one RUEHL store reopened after being closed temporarily due to fire.

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $298.5 million and $303.1 million for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Additionally, the non-cash accrual for construction in progress decreased $9.3 million for the thirty-nine week period ended November 1, 2008 compared to an increase of $23.4 million for the thirty-nine week period ended November 3, 2007. Capital expenditures related primarily to new store construction, store remodels and refreshes, and other store related projects. The balance of capital expenditures related to various home office and distribution center projects and, in Fiscal 2007, the purchase of an airplane.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirty-nine week periods ended November 1, 2008 and November 3, 2007, the Company received $43.8 million and $29.8 million in construction allowances, respectively.
During Fiscal 2008, the Company anticipates capital expenditures between $390 million and $395 million. Approximately $260 million of this amount is allocated to new store construction and full store remodels. Approximately $50 million is expected to be allocated to refresh existing stores. The store refresh will include new floors, sound systems and fixture replacements at Abercrombie & Fitch and abercrombie stores. In addition, the store refresh will include the addition of video walls and the refitting of lighting and shelving to accommodate the rollout of the personal care product line to Hollister stores. The balance in capital expenditures is allocated for home office infrastructure, information technology and distribution center investments.
By the end of Fiscal 2008, the Company plans to increase gross square footage by 9% over Fiscal 2007. In North America, the Company anticipates the addition of approximately two new Abercrombie & Fitch stores, 12 new abercrombie stores, 63 new Hollister stores, six new RUEHL stores and 10 new Gilly Hicks stores. The Company also plans to open three new Hollister non-flagship stores in the United Kingdom.
During Fiscal 2008, the Company expects the average construction cost per square foot, net of construction allowances, for new stores to be approximately $203, $175, $144, $260 and $375 per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively. The Company expects initial inventory purchases for the stores to average approximately $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.4 million per store for Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks, respectively.
The Company expects that substantially all future capital expenditures will be funded with cash from operations and landlord construction allowances. Additionally, the Company has $350 million available (less outstanding letters of credit) under its New Credit Agreement to support operations.

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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $7.9 million, $10.7 million and $9.0 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and recognizes the remaining balance as other operating income. At November 1, 2008 and February 2, 2008, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $44.8 million and $68.8 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
Auction Rate Securities — As a result of the market failure and lack of liquidity in the current ARS market, ARS are valued using a discounted cash flow model to determine the estimated fair value. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of failure. In making the assumption of the market required rate of return, the Company considers the risk-free interest rate and credit spread. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company also includes a marketability discount which takes into account the lack of liquidity in the current ARS market.
The use of the discounted cash flow model resulted in a temporary impairment recorded as an unrealized loss of $12.9 million, net of tax, taken as a component of accumulated other comprehensive loss. FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments”, states that an investment is considered impaired when the fair value is less than cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss to be temporary based primarily on the following: 1) the Company has the ability and intent to hold the impaired securities to maturity, 2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuer, 3) lack of evident factors that raise significant concerns about the issuer’s ability to continue as a going concern, and 4) lack of significant changes in the regulatory, economic or technological environment of the issuer. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net income.
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
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $42.3 million, $5.4 million and $36.9 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively. The valuation reserve at February 2, 2008 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $5.5 million, $11.5 million and $4.7 million at November 1, 2008, February 2, 2008 and November 3, 2007, respectively.
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
Income Taxes — Income taxes are calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of a foreign subsidiary. As of November 1, 2008 and February 2, 2008, the valuation allowance totaled $0.7 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standards Board issued Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.
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
Recently Issued Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) that partially defers the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 will be effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the Company’s consolidated results of operations and consolidated financial condition.
In October 2008, the FASB issued FASB FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”) which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on October 10, 2008, the date of issuance.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact, if any, of adopting SFAS No. 161 on disclosures in the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles”. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2008 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
-	loss of services of skilled senior executive officers;

-	ability to hire, train and retain qualified associates;

-	changes in consumer spending patterns and consumer preferences;

-	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

-	effects of the current financial crisis and general economic conditions;

-	effects on consumer purchases due to a general economic downturn;

-	impact of competition and pricing pressures;

-	availability and market prices of key raw materials;

-	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

-	availability of suitable store locations on appropriate terms;

-	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

-	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

-	unseasonable weather conditions affecting consumer preferences;

-	disruptive weather conditions affecting consumers’ ability to shop; and

-	effects of capital market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”), all classified as available-for-sale securities as of November 1, 2008, that have maturities ranging from 11 to 34 years. As of November 1, 2008, the Company held approximately $261.8 million in ARS classified as non-current marketable securities. Approximately $47.2 million of these securities were invested in insured municipal authority bonds and approximately $214.6 million were invested in insured student loan backed securities.
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
On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Condensed Consolidated Balance Sheet and that the estimated fair value of the ARS no longer approximated par value. The Company used a discounted cash flow model to determine the estimated fair value of these investments as of November 1, 2008. On November 13, 2008, the Company entered into an agreement with UBS AG (“UBS”), a Swiss Corporation, relating to $76.5 million of ARS (the “UBS ARS”) which the Company purchased from UBS prior to February 13, 2008. Among other things, the agreement gives UBS a call on the UBS ARS commencing on November 13, 2008, and gives the Company a put at par, commencing June 30, 2010.
As of November 1, 2008, the net unrealized loss related to ARS was $12.9 million, net of tax, included as a component of accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss to be temporary based primarily on the following: 1) the Company has the ability and intent to hold the impaired securities to maturity, 2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuer, 3) lack of evident factors that raise significant concerns about the issuer’s ability to continue as a going concern, and 4) lack of significant changes in the regulatory, economic or technological environment of the issuer. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net income.
Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the risk free interest rate will yield a 2% decrease in fair value and a 50 basis point decrease in the risk free interest rate will yield a 2% increase in fair value.
As of November 1, 2008, approximately 63% of the Company’s ARS were “AAA” rated and approximately 35% of the Company’s ARS were “AA” with the remaining ARS having an “A-” rating, as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is fully insured by 1) the U.S. government under the Federal Family Education Loan Program, 2) a private insurer, or 3) a combination of both. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS.

The Company does not believe that the failures in the auction market will have a material impact on the Company’s overall liquidity. Additionally, as of November 1, 2008, the Company had $350 million available, less outstanding letters of credit, under its unsecured New Credit Agreement to support operations.
The irrevocable rabbi trust (the “Rabbi Trust”), is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan I and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (II) and the Chief Executive Officer Supplemental Executive Retirement Plan. As of November 1, 2008, total assets held in the Rabbi Trust were $47.3 million, which included $17.7 million of available-for-sale municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $27.4 million and $2.2 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value, with the exception of the trust-owned life insurance which is recorded at cash surrender value, in other assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains and losses related to the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Realized losses related to the change in cash surrender value of the trust-owned life insurance held in the Rabbi Trust were $3.0 million and $3.9 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively. Realized gains related to the change in cash surrender value of the trust-owned life insurance held in the Rabbi Trust were $0.8 million and $1.5 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.
The Company does not enter into financial instruments for trading purposes.
As of November 1, 2008, the Company had $100.0 million in short-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The average interest rate for the third quarter of Fiscal 2008 was 3.4%. As of November 1, 2008, the Company had no long-term debt outstanding.
The Company has exposure to changes in currency exchange rates associated with foreign currency transactions, including inter-company transactions. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Danish Krones, Swiss Francs, Hong Kong Dollars and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. The notional value of foreign currency contracts was $21.1 million at November 1, 2008.
All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. The Company’s ultimate realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Vice President, Finance and Controller of A&F (the principal financial officer), as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Vice President, Finance and Controller of A&F (the principal financial officer), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2008. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Vice President, Finance and Controller of A&F (the principal financial officer) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 1, 2008, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 1, 2008 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of November 1, 2008 include the following, in addition to those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2007 filed on March 28, 2008.
The Effect of the Current Financial Crisis and General Economic Conditions.
Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The Company’s performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. The economic downturn may continue to affect consumer purchases of our merchandise and adversely impact our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended November 1, 2008:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number of
	Number of	Price Paid	as Part of Publicly	Shares that May Yet be
	Shares	per Share	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	(2)	or Programs (3)	Plans or Programs (4)
August 3, 2008 through August 30, 2008	22,414	$51.23	—	11,346,900

August 31, 2008 through October 4, 2008	334	$53.10	—	11,346,900

October 5, 2008 through November 1, 2008	153	$28.61	—	11,346,900

Total	22,901	$51.11	—	11,346,900

(1)	Included in the total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended November 1, 2008 were an aggregate of 22,901 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended November 1, 2008. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6. EXHIBITS
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).
3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).
4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).
4.2	Amendment No. 1, dated as of April 21, 1999, to the Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Amendment No. 1 to Form 8-A dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).
4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2001 (File No. 001-12107).
4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 12, 2008 (File No. 001-12107).
4.6	Credit Agreement, dated as of April 15, 2008, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time to time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.7	Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.8	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.9	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.10	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
10.1	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
10.2	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan used and to be used to evidence grants of nonstatutory stock options to associates (employees) of A&F and its subsidiaries on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File 001-12107).
10.3	Form of Restricted Stock Unit Award Agreement for Associates under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan used and to be used to evidence grants of restricted stock units to associates (employees) of A&F and its subsidiaries on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
10.4	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).
10.5	Trust Agreement, dated as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).
10.6	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.7	Form of Stock Option Agreement used and to be used to evidence the grant of nonstatutory stock options to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.8	Form of Restricted Stock Unit Award Agreement used and to be used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.9	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.10	Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).

10.11	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.12	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

10.13	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

10.14	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 5, 2008	By	/s/ BRIAN LOGAN
Brian Logan
Vice President, Finance and Controller (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.