Form 10-K
period 2009-01-31
ABERCROMBIE & FITCH CO /DE/
filed 2009-03-27
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12107
ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

Delaware	31-1469076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6301 Fitch Path, New Albany, Ohio (Address of principal executive offices)	43054 (Zip Code)

Registrant’s telephone number, including area code (614) 283-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.01 Par Value	New York Stock Exchange
Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 1, 2008: $4,805,849,894.

Number of shares outstanding of the Registrant’s common stock as of March 20, 2009: 87,836,222 shares of Class A Common Stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 10, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.

General.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and websites selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands. In addition, the Company operates stores and a website offering bras, underwear, personal care products, sleepwear and at-home products for women under the Gilly Hicks brand. As of January 31, 2009, the Company operated 1,125 stores in the United States, Canada and the United Kingdom.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2008” represent the results of the 52-week fiscal year ended January 31, 2009; to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008; and to “Fiscal 2006” represent the results of the 53-week fiscal year ended February 3, 2007. In addition, all references herein to “Fiscal 2009” represent the 52-week fiscal year that will end on January 30, 2010.

A&F makes available free of charge on its website, www.Abercrombie.com, under “Investors, SEC Filings”, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as A&F’s definitive annual meeting proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains electronic filings at www.sec.gov. In addition, the public may read and copy any materials A&F files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company has included its website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report on Form 10-K.

Description of Operations.

Brands.

Abercrombie & Fitch.  Rooted in East Coast traditions and Ivy League heritage, Abercrombie & Fitch is the essence of privilege and casual luxury. The Adirondacks supply a clean and rugged inspiration to this youthful All-American lifestyle. A combination of classic and sexy creates a charged atmosphere that is confident and just a bit provocative. Idolized and respected, Abercrombie & Fitch is timeless, and always cool.

abercrombie.  The essence of privilege and prestigious East Coast prep schools, abercrombie directly follows in the footsteps of Abercrombie & Fitch. With a flirtatious and energetic attitude, abercrombie is popular, wholesome and athletic. Rugged and casual with a vintage inspired style, abercrombie aspires to be like its older sibling, Abercrombie & Fitch. The perfect combination of maturity and mischief, abercrombie is the signature of All-American cool.

Hollister.  Hollister is the fantasy of Southern California. It is the feeling of chilling on the beach with your friends. Young, spirited, with a sense of humor, Hollister never takes itself too seriously. The laidback lifestyle and wholesome image combine to give Hollister an energy that’s effortlessly cool. Hollister brings Southern California to the world.

RUEHL.  RUEHL is the post-grad that has arrived in Greenwich Village, New York City to live the dream. Embracing its culture and artistic nature, RUEHL personifies a style that is inherently cool. Rooted in quality and tradition, RUEHL remains casual, authentic and sexy. Coupled with sophistication, there is an intelligence that offers wit. RUEHL defines the aspirational New York City lifestyle.

Gilly Hicks.  Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly makes cute bras and underwear for the young, naturally beautiful and always confident girl. Classic and vibrant with a little tomboy sexiness, Gilly never takes herself too seriously. It’s the wholesome, All-American brand with a Sydney sensibility.

Though each of the Company’s brands embodies its own heritage and handwriting, they share common elements and characteristics. The brands are classic, casual, confident, intelligent, privileged and possess a sense of humor.

Refer to the “Financial Summary” in “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information regarding net sales and other financial and operational data by brand.

In-Store Experience and Store Operations.

The Company views the customer’s in-store experience as the primary vehicle for communicating the spirit of each brand. The Company emphasizes the senses of sight, sound, smell, touch and energy by utilizing visual presentation of merchandise, in-store marketing, music, fragrances, rich fabrics and its sales associates to reinforce the aspirational lifestyles represented by the brands.

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

Every brand displays merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. In addition, standardization of each brand’s store design and merchandise presentation enables the Company to open new stores efficiently.

At the end of Fiscal 2008, the Company operated 1,125 stores. The following table details the number of retail stores operated by the Company for the past two fiscal years:

	Abercrombie &
	Fitch		abercrombie	Hollister		RUEHL	Gilly Hicks	Total

Fiscal 2007
Beginning of Year	360		177	393		14	—	944
New	6		25	58		7	3	99
Remodels/Conversions (net activity as of year-end)	(2)		(1)	—		1	—	(2)
Closed	(5)		—	(1)		—	—	(6)

End of Year	359	(1)	201	450	(2)	22	3	1,035

Fiscal 2008
Beginning of Year	359	(1)	201	450	(2)	22	3	1,035
New	2		12	66		6	11	97
Remodels/Conversions (net activity as of year-end)	2		1	—		—	—	3
Closed	(7)		(2)	(1)		—	—	(10)

End of Year	356	(1)	212 (3)	515	(4)	28	14	1,125

(1)	Includes three stores operated in Canada and one flagship in the United Kingdom.

(2)	Includes three stores operated in Canada.

(3)	Includes two stores operated in Canada.

(4)	Includes five stores operated in Canada and three stores in the United Kingdom.

Direct-to-Consumer Business.

During Fiscal 2008, the Company operated and continues to operate web-based stores for the Abercrombie & Fitch, abercrombie, Hollister and RUEHL brands located at: www.Abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.RUEHL.com, respectively. In late January 2009, the Company also launched a web-based store for Gilly Hicks located at www.gillyhicks.com. Products offered at individual stores can be purchased through the respective websites. Each of the five websites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. Aggregate total net sales, including shipping and handling revenue, through the direct-to-consumer business, was $315.0 million for Fiscal 2008, representing 8.9% of total net sales. The Company believes its websites have broadened its market and brand recognition worldwide.

Marketing and Advertising.

The Company considers the in-store experience to be its main form of marketing. The Company emphasizes the senses to reinforce the aspirational lifestyles represented by the brands. Additionally, the Company advertises on billboards and in select national publications. The stand-alone Abercrombie & Fitch flagships on Fifth Avenue in New York and on Savile Row in London represent the pinnacle of the Company’s in-store branding efforts. The stores attract a substantial number of international tourists, and have significantly contributed to A&F’s worldwide status as an iconic brand.

Merchandise Suppliers.

During Fiscal 2008, the Company purchased merchandise from approximately 210 vendors located throughout the world; primarily in Asia and Central and South America. In Fiscal 2008, the Company sourced approximately 6% of its apparel and personal care products from one single factory. Besides that one factory, the Company did not source more than 5% of its apparel and personal care products from any other single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in 37 countries and the United States (the “U.S.”). Any event causing a sudden disruption, either political or financial, in these sourcing locations could have a material adverse effect on the Company’s operations. The Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.

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

The Company’s practice is to maintain sufficient quantities of inventory on hand in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.

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

During Spring of Fiscal 2008, the highest level of inventory, approximately $470.7 million at cost, was reached at the end of July 2008, due to the upcoming Back-to-School selling season. The lowest level of inventory, approximately $326.7 million at cost, was reached at the end of March 2008. During Fall of Fiscal

2008, the highest level of inventory, approximately $504.9 million at cost, was reached at the end of October 2008 in anticipation of the Holiday selling season beginning in November. The lowest level of inventory, approximately $352.2 million at cost, was reached at the end of December 2008.

Trademarks.

The Abercrombie & Fitch®, abercrombie®, Hollister Co.® and Ruehl No. 925® trademarks have been registered with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. An application for the Gilly Hicks trademark has been filed with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. An application for the Gilly Hicks Sydney® trademark has been approved for registration by the U.S. Patent and Trademark Office and the registries of countries where stores are located or may be located in the future. These trademarks are either registered or have applications pending with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered or has applied to register certain other trademarks in the U.S. and around the world. The Company believes that its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

Financial Information about Segments.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are therefore included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international operations for the fifty-two weeks ended January 31, 2009 and February 2, 2008 and long-lived assets relating to the Company’s international operations as of January 31, 2009 and February 2, 2008 were not material and were not reported separately from domestic revenues and long-lived assets.

Other Information.

Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

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

The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends; and maintaining the aspirational positioning of its brands so it can sustain its premium pricing position. Furthermore, the Company faces additional competitive challenges as many retailers increase promotional activity as a result of current economic conditions, while the Company’s policy continues to be not to engage in promotional activities that the Company believes could diminish the value of the brands.

Associate Relations.

As of March 20, 2009, the Company employed approximately 83,000 associates, none of whom were party to a collective bargaining agreement. Approximately 73,000 of these associates were part-time employees.

On average, the Company employed approximately 22,000 full-time equivalents during Fiscal 2008 which included approximately 13,000 full-time equivalents comprised of part-time employees, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.

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

The following factors could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:

•	effects of the current financial crisis and general economic conditions which impact consumer confidence and purchases and the level of consumer discretionary spending;

•	effects of changes in the U.S. credit and lending market conditions;

•	loss of services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates;

•	changes in consumer spending patterns and consumer preferences;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	the impact of competition and pricing pressures;

•	availability and market prices of key raw materials;

•	interruption of the flow of merchandise from key vendors and manufacturers and the flow of merchandise to and from distributors;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	availability of suitable store locations under appropriate terms;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop; and

•	effect of litigation exposure potentially exceeding expectations.

The following sets forth a description of certain risk factors that the Company believes may be relevant to an understanding of the Company and its business. These risk factors, in addition to the factors set forth above, could cause actual results to differ materially from those expressed or implied in any of the Company’s forward-looking statements.

The Current Financial Crisis and General Economic Conditions Could Have a Material Adverse Effect on the Company’s Business, Results of Operations and Liquidity.

Consumer purchases of discretionary items, including the Company’s merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The Company’s performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of apparel and personal care products altogether.

The economic downturn could have a material effect on the Company’s results of operations and its liquidity and capital resources. It could also impact the Company’s ability to fund its growth and/or result in the Company becoming reliant on external financing, the availability of which may be uncertain.

In addition, the current economic environment may exacerbate some of the risk noted below, including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and foreign exchange rate fluctuations. The risks could be exacerbated individually or collectively.

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company’s Business.

The Company’s senior executive officers closely supervise all aspects of its business — in particular, the design of its merchandise and the operation of its stores. The Company’s senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company’s brands. If the Company were to lose the benefit of their involvement, in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer, Diane Chang, Executive Vice President — Sourcing, Leslee K. Herro, Executive Vice President — Planning and Allocation, Jonathan E. Ramsden, Executive Vice President and Chief Financial Officer, David S. Cupps, Senior Vice President, General Counsel and Secretary and Charles “Chad” Kessler, Executive Vice President — Female Merchandising, its business could be adversely affected. Competition for such senior executive officers is intense, and the Company cannot be sure it will be able to attract and retain a sufficient number of qualified senior executive officers in future periods.

Equity-Based Compensation Awarded Under the Employment Agreement with the Company’s Chief Executive Officer Could Adversely Impact the Company’s Cash Flows, Financial Position or Results of Operations and Could Have a Dilutive Effect on the Company’s Outstanding Common Stock.

Under the Employment Agreement, entered into as of December 19, 2008, between the Company and Michael S. Jeffries, the Company’s Chairman and Chief Executive Officer (the “Jeffries Employment Agreement”), Mr. Jeffries is entitled to receive a grant (the “Retention Grant”) of stock options or stock appreciation rights (in the Company’s discretion) covering an aggregate of 4,000,000 shares of Common Stock. In addition to the Retention Grant, Mr. Jeffries is also eligible to receive two equity-based grants in respect of each fiscal year of the term of the Jeffries Employment Agreement starting with Fiscal 2009 (the “Semi-Annual Grants”). If a Semi-Annual Grant is earned, it will be awarded within 75 days following the end of the Company’s second quarter or fiscal year, as applicable, subject to Mr. Jeffries’ continuous employment with the Company (and, with respect to the final Semi-Annual Grant, continued service on the Company’s Board of Directors) through the applicable grant date. The value of the Semi-Annual Grants are uncertain and dependent on future market price of the Company’s Common Stock and the financial performance of the Company.

In connection with the Retention Grant and the Semi-Annual Grants contemplated by the Jeffries Employment Agreement, the related compensation expense could significantly impact the Company’s results of operations. Further, the significant number of shares of Common Stock which could be issued upon exercise and/or vesting of the Retention Grant and the Semi-Annual Grants is uncertain and dependent on the future market price of the Company’s Common Stock and the financial performance of the Company and would, if issued, have a dilutive effect with respect to the Company’s outstanding shares of Common Stock, which may adversely affect the market price of the Company’s Common Stock. Depending on the number of shares of Common Stock which could be issued under the Retention Grant and Semi-Annual Grants, the Company may deem it necessary or appropriate to seek shareholder approval of additional long-term incentive compensation plans in order to be able to settle the awards in Common Stock.

In the event that there are not sufficient shares of Common Stock available to be issued under the Company’s 2007 Long-Term Incentive Compensation Plan (the “2007 LTIP”) or under a successor or replacement plan at the time these equity-based awards are ultimately settled, the Company will be required to settle some portion of the awards in cash, which could have an adverse impact on the Company’s cash flow from operations, financial position and results of operations. In addition, under applicable accounting rules, if the Company’s stock price increases to a point where, as of any measurement date, the Company would be unable to settle outstanding equity-based awards in shares of Common Stock from such plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, the Company will be required to classify and account for all or a portion of the equity-based awards as liabilities. This could further adversely impact the Company’s results of operations.

The Failure to Anticipate, Identify and Respond to Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company’s Profitability to Decline.

The Company’s success largely depends on its ability to anticipate and gauge the fashion preferences of its customers and provide merchandise that satisfies constantly shifting demands in a timely manner. The merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will be able to continue to successfully anticipate consumer demands in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves. The current economic and retail environment, in which many of the Company’s competitors are engaging in aggressive promotional activities, exacerbates the importance of changing consumer preferences and fashion trends. Each of these could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s Market Share may be Adversely Impacted at any Time by a Significant Number of Competitors.

The sale of apparel and personal care products through brick-and-mortar stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. The Company faces a variety of competitive challenges, including:

•	maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse demographic markets;

•	sourcing merchandise efficiently; and

•	countering the aggressive promotional activities of many of the Company’s competitors without diminishing the aspirational nature of the Company’s brands and brand equity.

There can be no assurance that the Company will be able to compete successfully in the future.

The Interruption of the Flow of Merchandise from Key Vendors and International Manufacturers Could Disrupt the Company’s Supply Chain.

The Company purchases the majority of its merchandise outside of the U.S. through arrangements with approximately 210 vendors which include 314 foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of the Company’s domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which the Company’s manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	the potential of manufacturer financial instability or bankruptcy; and

•	significant labor disputes, such as dock strikes.

In addition, the Company cannot predict whether the countries in which its merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to the Company and adversely affect its business, financial condition or results of operations.

The Company Does not Own or Operate any Manufacturing Facilities and Therefore Depends Upon Independent Third Parties for the Manufacture of all its Merchandise.

The Company does not own or operate any manufacturing facilities. As a result, the continued success of the Company’s operations is tied to its timely receipt of quality merchandise from third-party manufacturers. A manufacturer’s inability to ship orders in a timely manner or meet the Company’s quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of the Company’s brands or negatively impact the Company’s competitive position, all of which could have a material adverse effect on the Company’s financial condition or results of operations. Furthermore, the Company is susceptible to increases in sourcing costs from manufacturers which the Company may not be able to pass on to the customer and could adversely affect the Company’s financial condition or results of operations.

The Company’s Reliance on Two Distribution Centers Located in the Same Vicinity Makes it Susceptible to Disruptions or Adverse Conditions Affecting its Distribution Centers.

The Company’s two DCs, located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to its stores and direct-to-consumer customers, both regionally and internationally. The Company also uses a third-party DC in the United Kingdom for the distribution of a portion of the merchandise delivered to the Abercrombie & Fitch flagship and Hollister stores located in the United Kingdom. As a result, the Company’s operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If the Company’s distribution operations were disrupted, its ability to replace inventory in its stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

The Company’s Reliance on Third Parties to Deliver Merchandise from its Distribution Centers to its Stores and Direct-to-Consumer Customers Could Result in Disruptions to its Business.

The efficient operations of the Company’s stores and direct-to-consumer operations depend on the timely receipt of merchandise from the Company’s DCs. The Company delivers its merchandise to its stores and direct-to-consumer customers using independent third parties, primarily one contract carrier. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to the Company’s distribution needs would disrupt its operations and could have a material adverse effect on its financial condition or results of operations.

The Company’s Growth Strategy Relies on the Addition of New Stores, Which May Strain the Company’s Resources and Adversely Impact the Current Store Base Performance.

The Company’s growth strategy largely depends on the opening of new stores, particularly internationally, remodeling existing stores in a timely manner and operating them profitably. Additional factors required for the successful implementation of the Company’s growth strategy include, but are not limited to, obtaining desirable prime store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and successfully hiring and training store managers and sales associates. Additionally, the Company’s growth strategy may place increased demands on the Company’s operational, managerial and administrative resources, which could cause the Company to operate less efficiently. Furthermore, there is a possibility that new stores opened in existing markets may have an adverse effect on previously existing stores in such markets. Failure to properly implement the Company’s growth strategy could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s Development of New Brand Concepts Could Have a Material Adverse Effect on the Company’s Financial Condition or Results of Operations.

Historically, the Company has internally developed and launched new brands that have contributed to the Company’s sales growth. Each new brand concept requires management’s focus and attention, as well as significant capital investments. Furthermore, each new brand concept is susceptible to risks that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that new brand concepts will achieve successful results. Any new brand concept that is not successfully launched could have a material adverse effect on the Company’s financial condition or results of operations. In addition, the ongoing development of new concepts, including Ruehl and Gilly Hicks, may place a strain on the Company’s available resources.

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

As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and DCs, as well as hiring experienced management. The Company may be unable to open and operate new stores successfully, and its growth will be limited, unless it can:

•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	gain acceptance from its foreign customers;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand its infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan;

•	manage its foreign currency exchange risks effectively; and

•	achieve acceptable operating margins from new stores.

In addition, the Company’s international expansion plan will place increased demands on its operational, managerial and administrative resources. These increased demands may cause the Company to operate its business less efficiently, which in turn could cause deterioration in the performance of its existing stores. Furthermore, the Company’s ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks. The Company’s international expansion strategy and success could be adversely impacted by the global economy.

Fluctuations in Foreign Currency Exchange Rates Could Adversely Impact Financial Results.

The Company’s international operations use local currencies as the functional currency. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Danish Krones, Swiss Francs, Hong Kong Dollars and British Pounds. The Company’s Consolidated Financial Statements are presented in U.S. dollars. Therefore, the Company must translate revenues, income, expenses, assets and liabilities from local currencies into U.S. dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. dollar against other currencies will impact the Company’s financial results.

In order to mitigate the risk of foreign currency exchange rate exposures, the Company utilizes foreign currency forward contracts. However, the Company cannot guarantee that fluctuations in foreign currency exchange rates will not materially affect financial results.

The Company’s Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Causing its Results of Operations to be Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.

Historically, the Company’s operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, due to the increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season. The Company’s net sales and net income during the first and second fiscal quarters are typically lower, due, in part, to the traditional retail slowdown immediately following the Holiday season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of the Company’s annual results. Any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, such as those faced in Fiscal 2008, could have a material adverse effect on its financial condition or results of operations for the entire year.

Furthermore, in order to prepare for the Back-to-School and Holiday selling seasons, the Company must order and keep significantly more merchandise in stock than it would carry during other parts of the year. Therefore, the inability to accurately plan for product demand and merchandise allocation could have a material adverse effect on the Company’s financial condition or results of operations. High inventory levels due to unanticipated decreases in demand for the Company’s products during peak selling seasons, misidentification of fashion trends or excess inventory purchases could require the Company to sell merchandise at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability.

The Company’s Ability to Attract Customers to its Stores Depends Heavily on the Success of the Shopping Centers in Which They are Located.

In order to generate customer traffic, the Company locates many of its stores in prominent locations within successful shopping centers. The Company cannot control the development of new shopping centers; the availability or cost of appropriate locations within existing or new shopping centers; competition with other retailers for prominent locations; or the success of individual shopping centers. All of these factors may impact the Company’s ability to meet its growth targets and could have a material adverse effect on its financial condition or results of operations.

Comparable Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis.

The Company’s comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual, quarterly and monthly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, comparable sales results have fluctuated as follows: (a) from (13%) to 2% for annual results; (b) from (25%) to 6% for quarterly results; and (c) from (28%) to 17% for monthly results. The Company’s comparable store sales were particularly adversely affected by the economy and our competitors’ promotional activities in the fourth quarter of Fiscal 2008 and continue to be adversely affected to date in Fiscal 2009. The Company believes that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors, economic conditions, weather conditions, opening and/or closing of Company stores near each other, and the calendar shifts of tax free and holiday periods.

Comparable store fluctuations may impact the Company’s ability to leverage fixed direct expenses, including store rent and store asset depreciation, which may adversely affect the Company’s financial condition or results of operations.

In addition, comparable store sales fluctuations may have been an important factor in the volatility of the price of the Company’s Class A Common Stock in the past, and it is likely that future comparable store sales fluctuations will contribute to stock price volatility in the future.

The Company’s Net Sales are Affected by Direct-to-Consumer Sales.

The Company sells merchandise over the Internet through its websites: www.Abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; www.RUEHL.com; and www.gillyhicks.com. The Company’s Internet operations may be affected by reliance on third-party hardware and software providers, technology changes, risks related to the failure of computer systems that operate the Internet business, telecommunications failures, electronic break-ins and similar disruptions. Furthermore, the Company’s ability to conduct business on the Internet may be affected by liability for on-line content and state and federal privacy laws.

The Company’s Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on the Company’s Financial Condition or Results of Operations.

The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation and other employment related matters. Additionally, the Company is involved in several purported class action lawsuits and several shareholder derivative actions alleged to have arisen out of trading in the Company’s Class A Common Stock in the summer of Fiscal 2005 (collectively, the “Securities Matters,” see “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K”). Management is unable to assess the potential exposure of the aforesaid matters. The Company’s current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, the Company’s exposure could greatly exceed expectations and have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company’s Failure to Adequately Protect Its Trademarks Could Have a Negative Impact on Its Brand Image and Limit Its Ability to Penetrate New Markets.

The Company believes its trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Ruehl No. 925®, Gilly Hicks and the “Moose,” “Seagull,” “Bulldog” and “Koala” logos, are an essential element of the Company’s strategy. The Company has obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries where stores are located or likely to be located in the future. In addition, the Company owns registrations and pending applications for other trademarks in the U.S. and has applied for or obtained registrations from the registries in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain registrations that have been applied for or that the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party copies the Company’s products in a manner that projects lesser quality or carries a negative connotation, the Company’s brand image could be materially adversely affected.

Because the Company has not yet registered all of its trademarks in all categories, or in all foreign countries in which it sources or offers its merchandise now or may in the future, its international expansion and its merchandising of products using these marks could be limited. For example, the Company cannot ensure that others will not try to block the manufacture, export or sale of its products as a violation of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom the Company is not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. If the Company is unable to reach an arrangement with any such party, the Company’s manufacturers may be unable to manufacture its products, and the Company may be unable to sell in those countries. The Company’s inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should the Company’s business plan include selling its merchandise in those non-U.S. jurisdictions.

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

The Company’s Unsecured Credit Agreement Includes Financial and Other Covenants that Impose Restrictions on its Financial and Business Operations.

The Company’s unsecured credit agreement expires on April 12, 2013 and market conditions could potentially impact the size and terms of a replacement facility.

In addition, the unsecured credit agreement contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and a maximum leverage ratio. If the Company fails to comply with the covenants and is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. If that should occur, the Company cannot guarantee that it would have sufficient liquidity, at that time, to repay or refinance borrowings under the unsecured credit agreement.

The inability to obtain credit on commercially reasonable terms or a default under the current unsecured credit agreement could adversely impact liquidity and results of operations.

Changes in Taxation Requirements Could Adversely Impact Financial Results.

The Company is subject to income tax in numerous jurisdictions, including international and domestic locations. In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Modifications and/or Upgrades to Information Technology Systems may Disrupt Operations.

The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and/or upgrades to the information technology systems that support the business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. The Company believes it is taking appropriate action to mitigate the risks through testing, training and staging implementation, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s financial condition or results of operations. Additionally, there is no assurance that a successfully implemented system will deliver value to the Company.

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

The Company’s headquarters and support functions occupy 474 acres, consisting of the home office and distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small distribution and shipping facility located in the Columbus, Ohio area, all which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Los Angeles, California, as well as offices in the United Kingdom (“U.K.”), Switzerland and Italy for its European operations.

All of the retail stores operated by the Company, as of March 20, 2009, are located in leased facilities, primarily in shopping centers throughout the U.S., Canada and the U.K. As of March 20, 2009, the Company operated two stand-alone flagships with one in New York, New York and one in the U.K. The leases expire at various dates, between 2009 and 2028.

The Company’s home office, distribution and shipping facilities, design support centers and stores are generally suitable and adequate.

As of March 20, 2009, the Company’s 1,127 stores were located in 49 states, the District of Columbia, Canada and the U.K., as follows:

Alabama	15	Kentucky	14	North Dakota	2
Alaska	1	Louisiana	15	Ohio	41
Arizona	17	Maine	4	Oklahoma	10
Arkansas	7	Maryland	20	Oregon	15
California	140	Massachusetts	35	Pennsylvania	49
Colorado	12	Michigan	34	Rhode Island	4
Connecticut	22	Minnesota	24	South Carolina	15
Delaware	4	Mississippi	6	South Dakota	2
District of Columbia	1	Missouri	20	Tennessee	24
Florida	77	Montana	3	Texas	103
Georgia	29	Nebraska	6	Utah	7
Hawaii	5	Nevada	15	Vermont	2
Idaho	4	New Hampshire	11	Virginia	28
Illinois	50	New Jersey	42	Washington	24
Indiana	26	New Mexico	4	West Virginia	5
Iowa	8	New York	58	Wisconsin	16
Kansas	6	North Carolina	30	Canada	11
				U.K.	4

ITEM 3.	LEGAL PROCEEDINGS.

A&F is a defendant in lawsuits arising in the ordinary course of business.

On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008 the defendants settled all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On July 29, 2008 the Court certified a class consisting of all store managers who served at Hollister and abercrombie stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefings and argument, the motion was submitted on March 24, 2009.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases. The Company’s motion was granted on March 12, 2009.

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

None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 20, 2009.

Michael S. Jeffries, 64, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the position of President of A&F. Under the terms of the Employment Agreement, dated as of December 19, 2008, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.

Diane Chang, 53, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Leslee K. Herro, 48, has been Executive Vice President — Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.

Jonathan E. Ramsden, 44, joined A&F in December 2008 as Executive Vice President and Chief Financial Officer. From December 1998 to December 2008, Mr. Ramsden had served as the Chief Financial Officer and member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

David S. Cupps, 72, has been Senior Vice President, General Counsel and Secretary of A&F since April 2007. Prior thereto, he was a partner in the law firm of Vorys, Sater, Seymour and Pease LLP from January 1974 through December 2006 and Of Counsel to that law firm from January 2007 through March 2007.

Chad F. Kessler, 36, has been Executive Vice President — Female Merchandising since November 2008. Prior thereto, Mr. Kessler held the position of Senior Vice President — Female Merchandising from August 2007 to November 2008, the position of Senior Vice President and General Merchandise Manager, Hollister from May 2005 to August 2007 and the position of Vice President of Merchandising from May 2003 to May 2005.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2008 and Fiscal 2007:

	Sales Price
	High	Low

Fiscal 2008
4th Quarter	$29.97	$13.66
3rd Quarter	$56.74	$23.75
2nd Quarter	$77.25	$51.45
1st Quarter	$82.06	$69.55
Fiscal 2007
4th Quarter	$84.54	$66.05
3rd Quarter	$85.77	$67.91
2nd Quarter	$84.16	$67.72
1st Quarter	$84.92	$71.75

A quarterly dividend, of $0.175 per share, was paid in March, June, September and December of Fiscal 2006, Fiscal 2007 and Fiscal 2008. A&F expects to continue to pay a dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.

As of March 20, 2009, there were approximately 4,655 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates who participate in A&F’s stock purchase plan, and associates who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 45,000 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 31, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Fiscal Month	Purchased(1)	per Share(2)	Programs(3)	Plans or Programs(4)

November 2, 2008 — November 29, 2008	884	$17.90	—	11,346,900
November 30, 2008 — January 3, 2009	1,515	$18.96	—	11,346,900
January 4, 2009 — January 31, 2009	420,594	$23.07	—	11,346,900

Totals	422,993	$23.05	—	11,346,900

(1)	Included in the total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended January 31, 2009 were an aggregate of 422,993 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards. The amount shown for the fiscal month from January 4, 2009 to January 31, 2009 includes 419,500 shares withheld to satisfy the tax withholding obligation upon the vesting of the 1,000,000 career share award made to the Company’s Chairman and Chief Executive Officer pursuant to the Amended and Restated Employment Agreement, dated as of January 30, 2003, with A&F.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended January 31, 2009. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The figure shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock with a value of approximately $50.0 million. During Fiscal 2007, A&F repurchased approximately 3.6 million shares of A&F’s Common Stock with a value of approximately $287.9 million. A&F did not repurchase any shares of A&F’s Common Stock during Fiscal 2006. Both the Fiscal 2008 and the Fiscal 2007 repurchases were pursuant to A&F Board of Directors’ authorizations. As shown in the table set forth above, A&F did not repurchase any shares of A&F’s Common Stock during the fiscal quarter ended January 31, 2009 pursuant to the publicly announced stock purchase authorizations.

The following graph shows the changes, over the five-year period ended January 31, 2009 (the last day of A&F’s 2008 fiscal year), in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last day of the fiscal year indicated (and if such day was not a trading day, the closing price on the last day immediately preceding a trading day).

PERFORMANCE GRAPH1

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., The S&P 500 Index
And The S&P Apparel Retail Index

*	$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2009 Dow Jones & Co. All rights reserved.

1 This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to SEC Regulation 14A or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that A&F specifically requests that the graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA.

ABERCROMBIE & FITCH CO.
FINANCIAL SUMMARY

	2008	2007	2006*	2005	2004
	(Thousands, except per share and per square foot amounts, ratios and store and associate data)

Fiscal Year
Summary of Operations
Net Sales	$3,540,276	$3,749,847	$3,318,158	$2,784,711	$2,021,253

Gross Profit	$2,361,692	$2,511,367	$2,209,006	$1,851,416	$1,341,224

Operating Income	$439,386	$740,497	$658,090	$542,738	$347,635

Operating Income as a Percentage of Net Sales	12.4%	19.7%	19.8%	19.5%	17.2%

Net Income	$272,255	$475,697	$422,186	$333,986	$216,376

Net Income as a Percentage of Net Sales	7.7%	12.7%	12.7%	12.0%	10.7%

Dividends Declared Per Share	$0.70	$0.70	$0.70	$0.60	$0.50

Net Income Per Weighted-Average Share
Results
Basic	$3.14	$5.45	$4.79	$3.83	$2.33

Diluted	$3.05	$5.20	$4.59	$3.66	$2.28

Diluted Weighted-Average Shares Outstanding	89,291	91,523	92,010	91,221	95,110

Other Financial Information
Total Assets	$2,848,181	$2,567,598	$2,248,067	$1,789,718	$1,386,791

Return on Average Assets	10%	20%	21%	21%	16%

Working Capital	$635,028	$597,142	$581,451	$455,530	$241,572

Current Ratio	2.41	2.10	2.14	1.93	1.56

Net Cash Provided from Operations	$490,836	$817,524	$582,171	$453,590	$423,784

Capital Expenditures	$367,602	$403,345	$403,476	$256,422	$185,065

Long-Term Debt	$100,000	—	—	—	—

Shareholders’ Equity	$1,845,578	$1,618,313	$1,405,297	$995,117	$669,326

Return on Average Shareholders’ Equity	16%	31%	35%	40%	28%

Comparable Store Sales**	(13)%	(1)%	2%	26%	2%

Net Retail Sales Per Average Gross Square Foot	$425	$489	$500	$464	$360

Stores at End of Year and Average
Associates
Total Number of Stores Open	1,125	1,035	944	851	788

Gross Square Feet	8,022,000	7,337,000	6,693,000	6,025,000	5,590,000

Average Number of Associates	96,200	94,600	80,100	69,100	48,500

*	Fiscal 2006 was a fifty-three week year.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note that Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Fiscal 2008 and Fiscal 2007 included fifty-two weeks and Fiscal 2006 included fifty-three weeks. For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the thirteen and fifty-two week periods ended January 31, 2009 are compared to the thirteen and fifty-two week periods ended February 2, 2008. Fiscal 2008 comparable store sales compare the thirteen and fifty-two week periods ended January 31, 2009 to the thirteen and fifty-two week periods ended February 2, 2008. For Fiscal 2007, the thirteen and fifty-two week periods ended February 2, 2008 are compared to the fourteen and fifty-three week periods ended February 3, 2007. Fiscal 2007 comparable store sales compare the thirteen and fifty-two week periods ended February 2, 2008 to the thirteen and fifty-two week periods ended February 3, 2007.

The Company had net sales of $3.540 billion for the fifty-two weeks ended January 31, 2009, down 5.6% from $3.750 billion for the fifty-two weeks ended February 2, 2008. Operating income for Fiscal 2008 was $439.4 million, including a non-cash charge of $30.6 million associated with the impairment of store-related assets, which was down from $740.5 million in Fiscal 2007. Net income was $272.3 million in Fiscal 2008, down 42.8% from $475.7 million in Fiscal 2007. Net income per diluted share was $3.05 for Fiscal 2008, compared to $5.20 in Fiscal 2007. Fiscal 2008 net income per diluted share included a non-cash charge of approximately $0.21 per diluted share associated with the impairment of store-related assets and a charge to tax expense of approximately $0.11 per diluted share related to the execution of the Chairman and Chief Executive Officer’s (“CEO”) new employment agreement.

The Company generated cash from operations of $490.8 million in Fiscal 2008 down from $817.5 million in Fiscal 2007. The decrease resulted primarily from a reduction in net income, the increase in inventory on-hand in Fiscal 2008, compared to a reduction of inventory on-hand in Fiscal 2007, and a reduction of income taxes and accounts payable. During Fiscal 2008, the Company used cash from operations to finance its growth strategy, including the opening of two new Abercrombie & Fitch stores, 66 new Hollister stores, 12 new abercrombie stores, six new RUEHL stores, and 11 new Gilly Hicks stores, as well as investments in home office resources and infrastructure to support the Company’s international expansion. The Company also used cash in Fiscal 2008 to pay dividends of $0.70 per share, for a total of $60.8 million and to repurchase approximately 0.7 million shares of A&F Common Stock with a value of approximately $50.0 million. In Fiscal 2008, the Company borrowed $100.0 million under the Company’s unsecured credit agreement to supplement cash from operations.

The following data represents the Company’s Consolidated Statements of Net Income for the last three fiscal years, expressed as a percentage of net sales:

	2008	2007	2006*

NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	33.3	33.0	33.4

GROSS PROFIT	66.7	67.0	66.6
Stores and Distribution Expense	42.7	37.0	35.8
Marketing, General and Administrative Expense	11.9	10.6	11.3
Other Operating Income, Net	(0.3)	(0.3)	(0.3)
OPERATING INCOME	12.4	19.7	19.8
Interest Income, Net	(0.3)	(0.5)	(0.4)

INCOME BEFORE INCOME TAXES	12.7	20.2	20.3
Provision for Income Taxes	5.0	7.6	7.5

NET INCOME	7.7%	12.7%	12.7%

*	Fiscal 2006 was a fifty-three week year.

FINANCIAL SUMMARY

The following summarized financial and operational data compares Fiscal 2008 to Fiscal 2007 and Fiscal 2007 to Fiscal 2006:

				Change
	2008	2007	2006*	2008-2007	2007-2006

Net sales by brand (thousands)	$3,540,276	$3,749,847	$3,318,158	(6)%	13%
Abercrombie & Fitch	$1,531,480	$1,638,929	$1,515,123	(7)%	8%
abercrombie	$420,518	$471,045	$405,820	(11)%	16%
Hollister	$1,514,204	$1,589,452	$1,363,233	(5)%	17%
RUEHL	$56,218	$50,191	$33,982	12%	48%
Gilly Hicks***	$17,856	$230	n/a	n/a	n/a
Increase (decrease) in comparable store sales**	(13)%	(1)%	2%
Abercrombie & Fitch	(8)%	0%	(4)%
abercrombie	(19)%	0%	10%
Hollister	(17)%	(2)%	5%
RUEHL	(23)%	(9)%	14%
Net retail sales increase attributable to new and remodeled stores, and websites	7%	14%	17%
Net retail sales per average store (thousands)	$3,018	$3,470	$3,533	(13)%	(2)%
Abercrombie & Fitch	$3,878	$4,073	$3,945	(5)%	3%
abercrombie	$1,823	$2,230	$2,251	(18)%	(1)%
Hollister	$2,962	$3,550	$3,732	(17)%	(5)%
RUEHL	$2,039	$2,602	$3,248	(22)%	(20)%
Net retail sales per average gross square foot	$425	$489	$500	(13)%	(2)%
Abercrombie & Fitch	$438	$463	$450	(5)%	3%
abercrombie	$397	$493	$513	(19)%	(4)%
Hollister	$442	$531	$568	(17)%	(7)%
RUEHL	$217	$282	$363	(23)%	(22)%
Transactions per average retail store	44,975	53,152	55,142	(15)%	(4)%
Abercrombie & Fitch	44,602	49,915	51,704	(11)%	(3)%
abercrombie	27,160	33,907	34,786	(20)%	(3)%
Hollister	54,143	65,564	68,740	(17)%	(5)%
RUEHL	23,960	31,880	38,554	(25)%	(17)%
Average retail transaction value	$67.11	$65.29	$64.07	3%	2%
Abercrombie & Fitch	$86.95	$81.59	$76.30	7%	7%
abercrombie	$67.10	$65.76	$64.72	2%	2%
Hollister	$54.70	$54.15	$54.30	1%	0%
RUEHL	$85.11	$81.61	$84.24	4%	(3)%
Average units per retail transaction	2.41	2.42	2.35	0%	3%
Abercrombie & Fitch	2.37	2.37	2.26	0%	5%
abercrombie	2.78	2.82	2.78	(1)%	1%
Hollister	2.34	2.36	2.32	(1)%	2%
RUEHL	2.34	2.48	2.57	(6)%	(4)%
Average unit retail sold	$27.85	$26.98	$27.26	3%	(1)%
Abercrombie & Fitch	$36.69	$34.43	$33.76	7%	2%
abercrombie	$24.14	$23.32	$23.28	4%	0%
Hollister	$23.38	$22.94	$23.41	2%	(2)%
RUEHL	$36.37	$32.91	$32.78	11%	0%

*	Fiscal 2006 was a fifty-three week year.

**	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

***	Net sales for the fifty-two week periods ended January 31, 2009 and February 2, 2008 reflect the activity of 14 and three stores, respectively. In Fiscal 2007, all three stores opened in January 2008. There were no Gilly Hicks stores open as of February 3, 2007. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK

The fourth quarter retail environment proved to be the most challenging in the Company’s recent history. Global economic turmoil resulted in a swift and steep decline in consumer spending and a mall landscape dominated by promotional activity. The Company reacted by managing its expenses, utilizing a season ending clearance event to clear through seasonal inventory and reducing capital expenditures by scaling back on domestic expansion, all of which allowed the Company to end the year with a strong cash position. Most importantly, the Company executed its strategy in a way that enabled it to protect its brands.

The Company expects that the difficult selling environment will persist throughout 2009. Therefore, the Company will continue to focus on managing the business in a seasoned, disciplined and controlled manner.

As always, the Company’s first priority is long-term shareholder value which requires a commitment to protecting brand equity. While the Company will take clearance markdowns as a natural rhythm of the business, the cornerstone of the Company’s long-term successful business model is to drive sales with high quality, trend right fashion and an exceptional in-store environment.

The Company will continue to rigorously review all operating expenses in order to achieve expense reductions and a more flexible cost base. These efforts will be ongoing in 2009 and beyond and will be responsive to overall sales trends.

The Company continues to be encouraged with the results of its international expansion. The Abercrombie & Fitch London flagship continues to perform well and there has been a strong initial reaction to the Hollister mall-based stores opened in the U.K. Store growth for 2009 will be focused on international opportunities as the Company moves forward with plans to bring its brands to the rest of the world.

In managing the business in 2009, the Company is taking a conservative view of market conditions. The Company will continue to focus on its long-term objectives while seeking to maintain flexibility to respond to market conditions.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•	Comparable store sales by brand, by product and by store, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	Direct-to-consumer sales growth;

•	International and flagship store performance;

•	New store productivity;

•	Initial Mark Up (“IMU”);

•	Markdown rate;

•	Gross profit rate;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations; and

•	Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average transaction values, store contribution (defined as store sales less direct costs of running the store), and average units per transaction.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics as part of its “Financial Summary” and in several sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FISCAL 2008 COMPARED TO FISCAL 2007

FOURTH QUARTER RESULTS

Net Sales

Fourth quarter net sales for the thirteen week period ended January 31, 2009 were $998.0 million, down 18.8% from net sales of $1.229 billion for the thirteen week period ended February 2, 2008. The net sales decrease was attributed primarily to the 25% decrease in comparable store sales and an 11.9% decrease in direct-to-consumer business, including shipping and handling revenue, partially offset by a net addition of 90 stores.

Comparable store sales by brand for the fourth quarter of Fiscal 2008 were as follows: Abercrombie & Fitch decreased 23% with men’s comparable store sales decreasing by a high double-digit and women’s decreasing by a low thirty; abercrombie decreased 30% with boys’ decreasing by a low twenty and girls’ decreasing by a low thirty; Hollister decreased 25% with dudes’ decreasing by a low teen and bettys’ decreasing by a low thirty; and RUEHL decreased 25% with men’s decreasing by a mid teen and women’s decreasing by a low thirty.

Regionally, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were stronger in the flagship stores, particularly in the United Kingdom.

From a merchandise classification standpoint across all brands, stronger performing masculine categories included denim, fragrance and knit tops, while graphic tees and fleece were weakest. In the feminine businesses, across all brands, knit tops, fleece and graphic tees were the primary drivers in the negative comparable store sales result.

Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the fourth quarter of Fiscal 2008 were $95.1 million, a decrease of 12.4% from Fiscal 2007 fourth quarter net merchandise sales of $108.6 million. Shipping and handling revenue for the corresponding periods was $14.3 million in Fiscal 2008 and $15.6 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.0% of total net sales in the fourth quarter of Fiscal 2008 compared to 10.1% in the fourth quarter of Fiscal 2007.

Gross Profit

Gross profit during the fourth quarter of Fiscal 2008 was $642.6 million compared to $825.6 million for the comparable period in Fiscal 2007. The gross profit rate (gross profit divided by net sales) for the fourth quarter of Fiscal 2008 was 64.4%, down 280 basis points from the fourth quarter of Fiscal 2007 rate of 67.2%. The decrease in gross profit rate can be attributed to a higher IMU rate being more than offset by an increase in markdown rate versus last year. The higher markdown rate resulted from the need to clear through seasonal merchandise as a result of declining sales and the Company’ limited ability to reduce fourth quarter deliveries.

Stores and Distribution Expense

Stores and distribution expense for the fourth quarter of Fiscal 2008 was $422.5 million compared to $388.4 million for the comparable period in Fiscal 2007. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the fourth quarter of Fiscal 2008 was 42.3%, up 10.7 percentage points from 31.6% in the fourth quarter of Fiscal 2007. Although the Company introduced a number of initiatives to reduce store payroll hours in response to the declining sales, the increase in rate was primarily related to the limitation on leveraging fixed expenses due to the comparable store sales decline and additional direct expenses related to flagship pre-opening rent expenses, as well as minimum wage and manager salary increases. The fourth quarter of Fiscal 2008’s stores and distribution expense also included a $30.6 million non-cash impairment charge as the Company determined that the carrying amount of assets related to 11 Abercrombie & Fitch, six abercrombie, three Hollister and nine RUEHL stores exceeded the fair value of those assets. The majority of the impairment charge was associated with the nine RUEHL stores. Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the fourth quarter of Fiscal 2008 decreased 2.1% to $101.0 million compared to $103.2 million during the comparable period in Fiscal 2007. The reduction in the marketing, general and administrative expense included savings in incentive compensation and benefits, travel and outside services. The marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.1%, up 1.7 percentage points from 8.4% in the fourth quarter of Fiscal 2007.

Other Operating Income, Net

Fourth quarter other operating income for Fiscal 2008 was $5.5 million compared to $3.0 million for the fourth quarter of Fiscal 2007. Other operating income included gift cards for which the Company has determined the likelihood of redemption to be remote for Fiscal 2008 and Fiscal 2007, as well as losses on foreign currency transactions for Fiscal 2007. In Fiscal 2008, other operating income also included an other-than-temporary loss of $14.0 million related to the Company’s trading auction rate securities, offset by a gain on the related put option of $12.3 million.

Operating Income

Operating income for the fourth quarter of Fiscal 2008 decreased to $124.6 million from $337.1 million in the comparable period in Fiscal 2007. The operating income rate (operating income divided by net sales) for the fourth quarter of Fiscal 2008 was 12.5% compared to 27.4% for the fourth quarter of Fiscal 2007.

Interest Income, Net and Income Tax Expense

Fiscal 2008 fourth quarter interest income was $2.5 million, offset by interest expense of $1.1 million compared to interest income of $6.6 million, offset by interest expense of $0.2 million in the fourth quarter of Fiscal 2007. The decrease in interest income was primarily due to a lower average rate of return on investments. The increase in interest expense was due to borrowings made under the unsecured credit agreement in Fiscal 2008.

The effective tax rate for the fourth quarter of Fiscal 2008 was 45.7% compared to 36.9% for the Fiscal 2007 comparable period. The fourth quarter of Fiscal 2008 tax rate reflects a charge of $9.9 million to tax expense as a result of the Chairman and Chief Executive Officer’s (“CEO”) new employment agreement, which pursuant to section 162(m) results in the exclusion of previously recognized tax benefits. Under the previous employment agreement, the Company recorded deferred tax assets based on the anticipated delivery of benefits to the CEO in the calendar year following the year of his retirement. As a result of the new employment agreement, the CEO receives the benefits during his employment; therefore the expected tax benefits are no longer available.

Net Income and Net Income per Share

Net income for the fourth quarter of Fiscal 2008 was $68.4 million versus $216.8 million for the fourth quarter of Fiscal 2007. Net income per diluted weighted-average share outstanding for the fourth quarter of Fiscal 2008 was $0.78, including a non-cash, after-tax charge of $0.21 associated with the impairment of store-related assets and a charge to tax expense of $0.11 related to the execution of the CEO’s new employment agreement, which pursuant to Section 162(m) of the Internal Revenue Code resulted in the exclusion of previously recognized tax benefits related to the previous employee agreement, compared to $2.40 for the Fiscal 2007 comparable period.

FISCAL 2008 RESULTS

Net Sales

Net sales for Fiscal 2008 were $3.540 billion, a decrease of 5.6% from Fiscal 2007 net sales of $3.750 billion. The net sales decrease was attributed primarily to the 13% decrease in comparable store sales, partially offset by a net addition of 90 stores and a 5.7% increase in direct-to-consumer business, including shipping and handling revenue.

For Fiscal 2008, comparable store sales by brand were as follows: Abercrombie & Fitch decreased 8%; abercrombie decreased 19%; Hollister decreased 17%; and RUEHL decreased 23%.

Direct-to-consumer net merchandise sales in Fiscal 2008 were $271.0 million, an increase of 4.7% over Fiscal 2007 net merchandise sales of $258.9 million. Shipping and handling revenue was $44.0 million in Fiscal 2008 and $39.1 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.9% of total net sales in Fiscal 2008 compared to 8.0% of total net sales in Fiscal 2007.

Gross Profit

For Fiscal 2008, gross profit decreased to $2.362 billion from $2.511 billion in Fiscal 2007. The gross profit rate for Fiscal 2008 was 66.7% versus 67.0% the previous year, a decrease of 30 basis points. The decrease in the gross profit rate was driven primarily by an improved initial mark-up rate more than offset by a higher markdown rate. In the fourth quarter of Fiscal 2008, the Company took higher markdowns to clear through seasonal merchandise.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2008 was $1.512 billion compared to $1.387 billion for Fiscal 2007. For Fiscal 2008, the stores and distribution expense rate was 42.7% compared to 37.0% for Fiscal 2007. The increase in rate resulted primarily from the Company’s limited ability to leverage fixed expenses due to the negative 13% comparable store sales. Additionally, Fiscal 2008’s stores and distribution expense also included additional direct expenses related to flagship pre-opening rent expenses, as well as minimum wage and manager salary increases and a $30.6 million non-cash impairment charge associated with store-related assets.

Marketing, General and Administrative Expense

Marketing, general and administrative expense for Fiscal 2008 increased 6.0% to $419.7 million compared to $395.8 million in Fiscal 2007. The increase in expense reflects investments in home office resources necessary for flagship and international expansion, partially offset by savings in incentive compensation and benefits and other home office expenses in the second half of Fiscal 2008. The marketing, general and administrative expense rate was 11.9% for Fiscal 2008, an increase of 1.3 percentage points compared to 10.6% for Fiscal 2007.

Other Operating Income, Net

Other operating income for Fiscal 2008 was $8.9 million compared to $11.7 million for Fiscal 2007. The decrease was primarily driven by losses on foreign currency transactions for Fiscal 2008 compared to gains on foreign currency transactions for Fiscal 2007, as well as a decrease in income related to gift cards for which the Company has determined the likelihood of redemption to be remote.

Operating Income

Fiscal 2008 operating income was $439.4 million compared to $740.5 million for Fiscal 2007. The operating income rate for Fiscal 2008 was 12.4% compared to 19.7% for Fiscal 2007.

Interest Income, Net and Income Tax Expense

Fiscal 2008 interest income was $14.8 million, offset by interest expense of $3.4 million compared to interest income of $19.8 million, offset by interest expense of $1.0 million for Fiscal 2007. The decrease in interest income was primarily due to a lower average rate of return on investments. The increase in interest expense in Fiscal 2008 was due to borrowings made under the unsecured credit agreement in Fiscal 2008.

The effective tax rate for Fiscal 2008 was 39.6% compared to 37.4% for the Fiscal 2007 comparable period. The higher rate was primarily due to the non-deductibility, pursuant to Internal Revenue Code section 162(m), of certain compensation related to the execution of the CEO’s new employment agreement during the year.

Net Income and Net Income per Share

Net income for Fiscal 2008 was $272.3 million compared to $475.7 million for Fiscal 2007. Net income per diluted weighted-average share was $3.05 in Fiscal 2008 versus $5.20 in Fiscal 2007.

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

Direct-to-consumer net merchandise sales, which are sold through the Company’s websites and catalogue, in the fourth quarter of Fiscal 2007 were $108.6 million, an increase of 45.2% versus the previous year’s fourth quarter net merchandise sales of $74.8 million. Shipping and handling revenue for the corresponding periods was $15.6 million in Fiscal 2007 and $9.8 million in Fiscal 2006. The direct-to-consumer business, including shipping and handling revenue, accounted for 10.1% of total net sales in the fourth quarter of Fiscal 2007 compared to 7.4% in the fourth quarter of Fiscal 2006. The increase was driven by store expansion, both domestically and internationally, improved in-stock inventory availability, an improved targeted e-mail marketing strategy and improved website functionality.

Gross Profit

Gross profit during the fourth quarter of Fiscal 2007 was $825.6 million compared to $755.6 million for the comparable period in Fiscal 2006. The gross profit rate for the fourth quarter of Fiscal 2007 was 67.2%, up 80 basis points from the fourth quarter of Fiscal 2006 rate of 66.4%. The increase in gross profit rate can be attributed to both a higher IMU rate and a lower shrink rate compared to the fourth quarter of Fiscal 2006, partially offset by a higher markdown rate.

Stores and Distribution Expense

Stores and distribution expense for the fourth quarter of Fiscal 2007 was $388.4 million compared to $349.8 million for the comparable period in Fiscal 2006. The stores and distribution expense rate for the fourth quarter of Fiscal 2007 was 31.6%, up 90 basis points from 30.7% in the fourth quarter of Fiscal 2006. The increase in rate was primarily related to the impact of minimum wage and management salary increases and higher store fixed cost rates.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the fourth quarter of Fiscal 2007 was $103.2 million compared to $101.6 million during the same period in Fiscal 2006. For the fourth quarter of Fiscal 2007, the marketing, general and administrative expense rate was 8.4% compared to 8.9% in the fourth quarter of Fiscal 2006. The decrease in the marketing, general and administrative expense rate was a result of lower travel, samples and outside service expense rates, partially offset by an increase in the home office payroll expense rate.

Other Operating Income, Net

Fourth quarter net other operating income for Fiscal 2007 was $3.0 million compared to $4.6 million for the fourth quarter of Fiscal 2006. The decrease was driven primarily by losses on foreign currency transactions in the fourth quarter of Fiscal 2007 as compared to gains on foreign currency transactions in the fourth quarter of Fiscal 2006.

Operating Income

Operating income during the fourth quarter of Fiscal 2007 increased to $337.1 million from $308.8 million for the comparable period in Fiscal 2006, an increase of 9.2%. The operating income rate for the fourth quarter of Fiscal 2007 was 27.4% compared to 27.1% for the fourth quarter of Fiscal 2006.

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

Marketing, General and Administrative Expense

Marketing, general and administrative expense during Fiscal 2007 was $395.8 million compared to $373.8 million in Fiscal 2006. For Fiscal 2007, the marketing, general and administrative expense rate was 10.6%, a decrease of 70 basis points compared to Fiscal 2006’s rate of 11.3%. The decrease in rate resulted from reductions in travel, samples and outside services expense rates, partially offset by the increase in payroll expense rate.

Other Operating Income, Net

Other operating income for Fiscal 2007 was $11.7 million compared to $10.0 million for Fiscal 2006. The increase was primarily related to gift cards for which the Company determined the likelihood of redemption to be remote, partially offset by decreases in gains related to foreign currency transactions. The comparable period in Fiscal 2006 included other operating income related to insurance reimbursements for a fire-damaged store and a store damaged by Hurricane Katrina.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had $522.1 million in cash and equivalents available as of January 31, 2009, as well as an additional $350 million available (less outstanding letters of credit) under its unsecured credit agreement, as described in Note 13, “Debt” of the Notes to Consolidated Financial Statements in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K. In addition, on March 6, 2009, the Company entered into a secured, uncommitted, demand line of credit offered under the settlement agreement entered into by the Company and UBS AG (“UBS”), a Swiss corporation, relating to Auction Rate Securities (“ARS”) with a par value of approximately $76.5 million as of January 31, 2009. As of March 6, 2009, the Company could borrow $44.3 million under this agreement. The amount available to the Company fluctuates with the fair value of the related ARS.

A summary of the Company’s working capital (current assets less current liabilities) and capitalization at the end of each of the last three fiscal years follows (thousands):

	2008	2007	2006*

Working capital	$635,028	$597,142	$581,451

Capitalization:
Shareholders’ equity	$1,845,578	$1,618,313	$1,405,297

*	Fiscal 2006 was a fifty-three week year.

The increase in working capital for Fiscal 2008 as compared to Fiscal 2007 was the result of cash generated from operations and the $100.0 million borrowed under the Company’s unsecured credit agreement, partially offset by the reclassification of ARS from current assets to non-current assets and cash used to fund capital expenditures and dividends. The increase in working capital in Fiscal 2007 as compared to Fiscal 2006 was the result of higher cash and ARS, resulting primarily from cash generated from operations, partially offset by capital expenditures for expansion, share repurchases and dividends paid.

The ARS have maturities ranging from 10 to 34 years. Despite the underlying long-term maturity of the ARS, such securities have been historically priced and subsequently traded as short-term investments because of an interest-rate reset feature, which reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value. As of February 2, 2008, $530.5 million of ARS were classified as current assets on the Consolidated Balance Sheet.

On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Consolidated Balance Sheets for periods ending subsequent to February 13, 2008 and that the fair value of the ARS no longer approximated par value. As of January 31, 2009, $229.1 million of ARS were classified as non-current assets on the Consolidated Balance Sheet.

On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of approximately $76.5 million (“UBS ARS”) as of January 31, 2009. By entering into the agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008. The

Company received a right to sell the UBS ARS back to UBS at par (“Put Option”), at the Company’s sole discretion, commencing on June 30, 2010.

The Company considers the following to be measures of its liquidity and capital resources for the last three fiscal years:

	2008	2007	2006

Current ratio (current assets divided by current liabilities)	2.41	2.10	2.14

Net cash provided by operating activities (thousands)	$490,836	$817,524	$582,171	*

*	Fiscal 2006 was a fifty-three week year.

Operating Activities

Net cash provided by operating activities, the Company’s primary source of liquidity, decreased to $490.8 million for Fiscal 2008 from $817.5 million in Fiscal 2007. In Fiscal 2008, the decrease in cash from operations compared to Fiscal 2007 was driven by a decrease in net income, as well as increased inventory on-hand at the end of the year. In Fiscal 2007, the increase in cash from operations compared to Fiscal 2006 was driven by increased net income and decreased inventory on-hand at the end of the year.

The Company’s operations are seasonal and typically peak during the Back-to-School and Holiday selling periods. Accordingly, cash requirements for inventory expenditures are typically highest in the second and third fiscal quarters as the Company builds inventory in anticipation of these selling periods.

Investing Activities

Cash outflows from investing activities in Fiscal 2008 were for capital expenditures related primarily to new store construction, store remodels and refreshes, information technology and purchases of marketable securities. Cash inflows from investing activities were generated by sales of marketable securities.

Cash outflows for Fiscal 2007 were primarily for purchases of marketable securities and trust-owned life insurance policies, and capital expenditures related primarily to new store construction; store remodels and refreshes; the purchase of an airplane; and other various store, home office and DC projects, partially offset by proceeds from the sale of marketable securities.

Cash outflows for Fiscal 2006 were primarily for purchases of marketable securities, the purchase of trust-owned life insurance policies and capital expenditures. Cash inflows from investing activities were generated by sales of marketable securities.

Financing Activities

Cash outflows related to financing activities consisted primarily of the repurchase of the Company’s Common Stock and the payment of dividends in Fiscal 2008 and Fiscal 2007. In Fiscal 2006, cash outflows for financing activities related primarily to the payment of dividends and a change in outstanding checks. Cash inflows in Fiscal 2008 primarily related to proceeds from the borrowing under the Company’s unsecured credit agreement and proceeds from share-based compensation and the related excess tax benefits. Fiscal 2007 and Fiscal 2006 cash inflows consisted primarily of proceeds from share-based compensation and the related excess tax benefits. The Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.

During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock with a value of approximately $50.0 million. During Fiscal 2007, A&F repurchased approximately 3.6 million shares of A&F’s Common Stock with a value of approximately $287.9 million. A&F did not repurchase any shares of A&F’s Common Stock during Fiscal 2006. Both the Fiscal 2008 and Fiscal 2007 repurchases were pursuant to A&F Board of Directors’ authorizations.

As of January 31, 2009, A&F had approximately 11.3 million shares available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.

The Company had $100.0 million outstanding under its unsecured credit agreement on January 31, 2009 and no borrowings outstanding under the credit agreement then in effect on February 2, 2008. The average interest rate for the fifty-two weeks ended January 31, 2009 was 3.1%. As of January 31, 2009, the Company had an additional $350 million available (less outstanding letters of credit) under its unsecured credit agreement. The unsecured credit agreement requires that the Leverage Ratio (as defined in the unsecured credit agreement) not be greater than 3.75 to 1.00 at any time. The Company’s Leverage Ratio was 2.13 as of January 31, 2009. The unsecured credit agreement also requires that the Coverage Ratio (as defined in the unsecured credit agreement) for A&F and its subsidiaries on a consolidated basis of (i) consolidated earnings before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination, and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at any time. The Company’s Coverage Ratio was 3.49 as of January 31, 2009. The unsecured credit agreement is more fully described in Note 13, “Debt” of the Consolidated Financial Statements in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Trade letters of credit totaling approximately $21.1 million and $61.6 million were outstanding on January 31, 2009 and February 2, 2008, respectively. Standby letters of credit totaling approximately $16.9 million and $14.5 million were outstanding on January 31, 2009 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the standby letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements or debt obligations.

CONTRACTUAL OBLIGATIONS

As of January 31, 2009, the Company’s contractual obligations were as follows:

		Payments Due by Period (Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$2,797,124	$314,587	$624,675	$555,723	$1,302,139
Purchase Obligations	146,947	146,947	—	—	—
Other Obligations	80,812	78,612	2,200	—	—

Totals	$3,024,883	$540,146	$626,875	$555,723	$1,302,139

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. See Note 9, “Leased Facilities and Commitments”, of the Notes to Consolidated Financial Statements, located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENARY DATA” of this Annual Report on Form 10-K, for further discussion. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $146.1 million in Fiscal 2008. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2009 and commitments for fabric expected to be used during upcoming seasons. Other obligations primarily represent letters of credit outstanding as of January 31, 2009, lease deposits and preventive maintenance and information technology contracts for Fiscal 2009. See Note 13, “Debt”, of the Notes to Consolidated Financial Statements, located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion on the letters of credit.

The obligations in the table above do not include the payment of principal with respect to the outstanding long-term debt of $100.0 million under the Company’s unsecured credit agreement as the Company is unable to estimate the timing of the payment. The table also does not include payments of interest under the terms of the unsecured credit agreement as the Company is unable to determine the amount of these payments due to the variable interest rate and timing of the principal payment. The interest rate at January 31, 2009 was 2.70%. The payment of the $100.0 million in principal outstanding and the related interest would not extend beyond April 12, 2013, the expiration date of the unsecured credit agreement. Unrecognized tax benefits at January 31, 2009 of $44.0 million are also excluded. Additionally, the table above does not include retirement benefits for the Company’s Chief Executive Officer at January 31, 2009 of $11.5 million due under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”). See Note 15, “Retirement Benefits”, of the Notes to Consolidated Financial Statements, located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENARY DATA”, of this Annual Report on Form 10-K and the description of the SERP in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

STORES AND GROSS SQUARE FEET

Store count and gross square footage by brand were as follows for the thirteen weeks ended January 31, 2009 and February 2, 2008, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

November 2, 2008	357	210	499	27	13	1,106
New	—	2	15	1	1	19
Remodels/Conversions (net activity)	—	1	1	—	—	2
Closed	(1)	(1)	—	—	—	(2)

January 31, 2009	356	212	515	28	14	1,125

Gross Square Feet (thousands)
November 2, 2008	3,164	964	3,338	254	138	7,858
New	—	10	114	8	8	140
Remodels/Conversions (net activity)	9	7	22	—	—	38
Closed	(9)	(5)	—	—	—	(14)

January 31, 2009	3,164	976	3,474	262	146	8,022

Average Store Size	8,888	4,604	6,746	9,357	10,429	7,131

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

November 3, 2007	362	198	434	20	—	1,014
New	2	4	17	2	3	28
Remodels/Conversions (net activity)	(3)	(1)	—	—	—	(4)
Closed	(2)	—	(1)	—	—	(3)

February 2, 2008	359	201	450	22	3	1,035

Gross Square Feet (thousands)
November 3, 2007	3,197	900	2,906	185	—	7,188
New	17	21	116	19	34	207
Remodels/Conversions (net activity)	(29)	(4)	—	—	—	(33)
Closed	(18)	—	(7)	—	—	(25)

February 2, 2008	3,167	917	3,015	204	34	7,337

Average Store Size	8,822	4,562	6,700	9,273	11,333	7,089

Store count and gross square footage by brand were as follows for the fifty-two weeks ended January 31, 2009 and February 2, 2008, respectively:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

February 2, 2008	359	201	450	22	3	1,035
New	2	12	66	6	11	97
Remodels/Conversions (net activity)	2	1	—	—	—	3
Closed	(7)	(2)	(1)	—	—	(10)

January 31, 2009	356	212	515	28	14	1,125

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204	34	7,337
New	26	59	446	58	112	701
Remodels/Conversions (net activity)	28	7	19	—	—	54
Closed	(57)	(7)	(6)	—	—	(70)

January 31, 2009	3,164	976	3,474	262	146	8,022

Average Store Size	8,888	4,604	6,746	9,357	10,429	7,131

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL		Gilly Hicks	Total

February 3, 2007	360	177	393	14		—	944
New	6	25	58	7		3	99
Remodels/Conversions (net activity)	(2)	(1)	—	1	(1)	—	(2)
Closed	(5)	—	(1)	—		—	(6)

February 2, 2008	359	201	450	22		3	1,035

Gross Square Feet (thousands)
February 3, 2007	3,171	788	2,604	130		—	6,693
New	64	126	418	65		34	707
Remodels/Conversions (net activity)	(23)	3	—	9		—	(11)
Closed	(45)	—	(7)	—		—	(52)

February 2, 2008	3,167	917	3,015	204		34	7,337

Average Store Size	8,822	4,562	6,700	9,273		11,333	7,089

(1)	Includes one RUEHL store temporarily closed due to fire damage.

CAPITAL EXPENDITURES AND LESSOR CONSTRUCTION ALLOWANCES

Capital expenditures totaled $367.6 million, $403.3 million and $403.5 million for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

In Fiscal 2008, total capital expenditures were $367.6 million, of which $286.4 million was used for store related projects related to new construction and remodels, conversions and refreshes of existing Abercrombie & Fitch, abercrombie and Hollister stores. The remaining $81.2 million was used for projects at the home office and the distribution centers, including home office expansion, information technology investments and other projects.

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

In Fiscal 2006, total capital expenditures were $403.5 million, of which $253.7 million was used for store related projects related to new store construction and remodels, conversions and refreshes of existing Abercrombie & Fitch, abercrombie and Hollister stores. The remaining $149.8 million was used for projects at the home office, including the completion of the second DC, home office expansion, information technology investments and other projects.

Lessor construction allowances are an integral part of the decision making process for assessing the viability of new store locations. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. The Company received $55.4 million, $43.4 million and $49.4 million in construction allowances during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. The construction allowances can fluctuate year-to-year based on the amount of store construction completed during the year.

During Fiscal 2009, based on current lease commitments, the Company anticipates capital expenditures between approximately $170 million and $180 million. Approximately $125 to $130 million of this amount is allocated to new store construction, full store remodels and store refreshes, with $75 million allocated to flagship construction. The Company is planning approximately $45 to $50 million in capital expenditures at the home office related to information technology investments, new direct-to-consumer distribution and logistics systems and other home office projects.

Based on current signed lease commitments, the Company plans to open 17 stores in Fiscal 2009, including 11 domestic and six international stores. Domestically, the increase will be due to the addition of two abercrombie mall-based stores, four Hollister mall-based stores and a Hollister flagship, one Ruehl outlet store, two Gilly Hicks mall-based stores, and one Gilly Hicks outlet store. International growth will result from the openings of two Abercrombie & Fitch flagships, one abercrombie flagship, one Canadian abercrombie store and two Hollister mall-based stores.

The Company expects to sign additional lease commitments during the fiscal year that will increase the store count and capital expenditures from the expectations discussed above.

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

The Company’s significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K. The Company believes the following policies are most critical to the portrayal of the Company’s financial condition and results of operations.

Revenue Recognition

The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $9.1 million, $10.7 million and $8.9 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At January 31, 2009 and February 2, 2008, the gift card liabilities on the Company’s Consolidated Balance Sheets were $57.5 million and $68.8 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recognized other operating income for adjustments to the gift card liability of $8.3 million, $10.9 million and $5.2 million, respectively.

Auction Rate Securities

As a result of the market failure and lack of liquidity in the current ARS market, ARS are valued using a discounted cash flow model to determine the estimated fair value. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of auction failure. In making the assumption of the market required rate of return, the Company considers the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified at the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company has utilized a term of five years to value its securities. The Company also includes a marketability discount which takes into account the lack of activity in the current ARS market.

As of January 31, 2009, the use of the discounted cash flow model resulted in an impairment of $42.2 million, consisting of a temporary impairment of $28.2 million, recorded as a component of accumulated other comprehensive income (loss) related to the Company’s available-for-sale ARS and a

$14.0 million other-than-temporary impairment related to the Company’s trading ARS. See further discussion in Note 5, “Cash and Equivalents and Investments” and Note 6, “Fair Value” of the Notes to Consolidated Financial Statements located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Financial Accounting Standards Board (“FASB”) Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss to be temporary based primarily on the following: (1) the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; and (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the available-for-sale ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net income.

Assuming all other assumptions disclosed in Note 6, “Fair Value” of the Notes to Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield an 11% decrease in fair value and a 50 basis point decrease in the market required rate of return will yield an 11% increase in fair value.

Inventory Valuation

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $9.1 million, $5.4 million and $6.8 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $10.8 million, $11.5 million and $7.7 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

Inherent in the retail method calculation are certain significant judgments and estimates including, among others, markdowns and shrinkage, which could significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. An increase or decrease in the inventory shrink estimate of 10% would not have a material impact on the Company’s results of operations.

Property and Equipment

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from three to 15 years, or the term of the lease for leasehold improvements; the lesser of the useful life of the asset, which ranges from three to seven years, or the term of the lease when applicable for information technology; and from three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized.

Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. As a result of deteriorated sales in the fourth quarter of Fiscal 2008, combined with a forecast of deteriorating sales, the Company determined that a triggering event occurred, which required it to evaluate for impairment. As a result of this assessment, the Company incurred non-cash impairment charges of approximately $30.6 million to write-down the carrying values of stores’ long-lived assets to their estimated fair values. The $30.6 million charge was associated with 11 Abercrombie & Fitch stores, six abercrombie stores, three Hollister stores and nine RUEHL stores. The Company incurred an impairment charge of approximately $2.3 million for Fiscal 2007, including $1.6 million of non-store impairment charges. The impairment charges were recorded within stores and distribution expense in the Consolidated Statements of Net Income and Comprehensive Income.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Income Taxes

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of certain foreign subsidiaries. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28” (“FIN 18”). Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.

Foreign Currency Translation

The majority of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the Consolidated Balance Sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments are reported as an element of other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

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

Equity Compensation Expense

The Company’s equity compensation expense related to restricted stock units is estimated by calculating the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant, adjusted for expected dividend payments during the vesting period. The Company’s equity compensation expense related to stock options is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option grants, which requires the Company to estimate the expected term of the stock option grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represents the expected period of time the Company believes the stock options will be outstanding, are based on historical information. Estimates of the expected future stock price volatility are based on the volatility of A&F’s Common Stock for the most recent historical period equal to the expected term of the stock option. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.

The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in expected term or volatility will result in a higher fair valuation of stock option and stock appreciation right grants. Assuming all other assumptions disclosed in Note 4, “Share-Based Compensation” of the Notes to Consolidated Financial Statements, located in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K being equal, a 10% increase in term will yield a 5% increase in the Black-Scholes valuation for stock options and a 5% increase for stock appreciation rights, while a 10% increase in volatility will yield a 9% increase in the Black-Scholes valuation or stock options and an 11% increase for stock appreciation rights. The Company believes that changes in expected term and volatility would not have a material effect on the Company’s results since the number of stock options granted during the periods presented was not material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), that partially delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 was effective for the Company on February 1, 2009 for non financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the Company’s consolidated results of operations and consolidated financial condition.

In October 2008, the FASB issued FASB FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for and adopted by the Company on October 10, 2008, the date of issuance. FSP 157-3 was consistent with the Company’s adoption of SFAS 157 and therefore did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact, if any, of adopting SFAS No. 161 on disclosures in the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective sixty days following the Securities and Exchange

Commission’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ’Present fairly in conformity with generally accepted accounting principles’.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 10 to 34 years. As of January 31, 2009, the Company held ARS with a fair value of approximately $229.1 million, with $166.5 million classified as available-for-sale securities and $62.5 million classified as trading securities. The Company recognized a temporary impairment of $28.2 million on ARS classified as available-for-sale and an other-than-temporary impairment of $14.0 million on ARS classified as trading. All ARS are classified as non-current marketable securities as of January 31, 2009. Approximately $12.0 million of the trading securities were invested in insured municipal authority bonds and approximately $50.6 million were invested in insured student loan backed securities. Approximately $27.3 million of the available-for-sale securities were invested in insured municipal authority bonds and approximately $139.2 million were invested in insured student loan backed securities.

On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of approximately $76.5 million as of January 31, 2009. By entering into the agreement, UBS received the right to purchase these UBS ARS at par at anytime, commencing on November 13, 2008. The Company received a Put Option to sell the UBS ARS back to UBS at par, at the Company’s sole discretion, commencing on June 30, 2010. The UBS ARS were classified as trading securities as of January 31, 2009 and any gains and losses related to changes in fair value will be recorded in the Consolidated Statement of Net Income and Comprehensive Income in the period incurred. For the fifty-two weeks ended January 31, 2009, the Company recognized an other-than-temporary impairment of $14.0 million related to the UBS ARS on the Consolidated Statement of Net Income and Comprehensive Income and recognized $12.3 million as the fair value of the Put Option as an asset within other assets on the Consolidated Balance Sheet at January 31, 2009.

As of January 31, 2009, approximately 62% of the Company’s ARS were “AAA” rated and approximately 37% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A−” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is fully insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS.

As of January 31, 2009, the Company had $100.0 million in long-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured credit agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the unsecured credit agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured credit agreement) as then in effect plus 1/2 of 1%. The average interest rate was 3.1% for the fifty-two week period ended January 31, 2009. Additionally, as of January 31, 2009, the Company had $350 million available, less outstanding letters of credit, under its unsecured credit agreement. Assuming no changes in the Company’s financial structure, if market interest rates average an increase of 100 basis points over the next fifty-two week period compared to the interest rates for the fifty-two week period ended January 31, 2009, interest expense for the fifty-two week period ended January 30, 2010 would increase by approximately $1.0 million. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured credit agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 30, 2010 may be different from the actual increase in interest expense from a 100 basis point increase in interest rates due to varying interest rate reset dates under the Company’s unsecured credit agreement.

The irrevocable rabbi trust (the “Rabbi Trust”), established by the Company in the third quarter of Fiscal 2006, is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (I), the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (II) and the Chief Executive Officer Supplemental Executive Retirement Plan. As of January 31, 2009, total assets held in the Rabbi Trust were $51.8 million, which included $18.8 million of available-for-sale municipal notes and bonds with maturities that ranged from three to five years, trust-owned life insurance policies with a cash surrender value of $32.5 million and $0.5 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value, in other assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen and fifty-two week periods ended January 31, 2009 and February 2, 2008, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $0.2 million for the thirteen weeks ended January 31, 2009 and a realized loss of $3.6 million for the fifty-two weeks ended January 31, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized loss of $0.2 million for the thirteen weeks ended February 2, 2008 and a realized gain of $1.3 million for the fifty-two weeks ended February 2, 2008, respectively.

The Company has exposure to changes in currency exchange rates associated with foreign currency transactions, including inter-company transactions. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Danish Krones, Swiss Francs, Hong Kong Dollars and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency transaction gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

	2008	2007	2006 *
	(Thousands, except per share amounts)

NET SALES	$3,540,276	$3,749,847	$3,318,158
Cost of Goods Sold	1,178,584	1,238,480	1,109,152

GROSS PROFIT	2,361,692	2,511,367	2,209,006
Stores and Distribution Expense	1,511,511	1,386,846	1,187,071
Marketing, General & Administrative Expense	419,659	395,758	373,828
Other Operating Income, Net	(8,864)	(11,734)	(9,983)

OPERATING INCOME	439,386	740,497	658,090
Interest Income, Net	(11,382)	(18,828)	(13,896)

INCOME BEFORE INCOME TAXES	450,768	759,325	671,986
Provision for Income Taxes	178,513	283,628	249,800

NET INCOME	$272,255	$475,697	$422,186

NET INCOME PER SHARE:
BASIC	$3.14	$5.45	$4.79

DILUTED	$3.05	$5.20	$4.59

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,816	87,248	88,052

DILUTED	89,291	91,523	92,010

DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.70

OTHER COMPREHENSIVE INCOME
Cumulative Foreign Currency Translation Adjustments	$(13,173)	$7,328	$(239)
Unrealized (Losses) Gains on Marketable Securities, net of taxes of $10,312, ($584) and $20 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively	(17,518)	912	41
Unrealized gain (loss) on derivative financial instruments, net of taxes of ($621), $82 and $0 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively	892	(128)	—

Other Comprehensive (Loss) Income	$(29,799)	$8,112	$(198)

COMPREHENSIVE INCOME	$242,456	$483,809	$421,988

*	Fiscal 2006 was a fifty-three week year.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(Thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and Equivalents	$522,122	$118,044
Marketable Securities	—	530,486
Receivables	53,110	53,801
Inventories	372,422	333,153
Deferred Income Taxes	43,408	36,128
Other Current Assets	93,763	68,643

TOTAL CURRENT ASSETS	1,084,825	1,140,255
PROPERTY AND EQUIPMENT, NET	1,398,655	1,318,291
MARKETABLE SECURITIES	229,081	—
OTHER ASSETS	135,620	109,052

TOTAL ASSETS	$2,848,181	$2,567,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$92,814	$108,437
Outstanding Checks	56,939	43,361
Accrued Expenses	241,231	280,910
Deferred Lease Credits	42,358	37,925
Income Taxes Payable	16,455	72,480

TOTAL CURRENT LIABILITIES	449,797	543,113
LONG-TERM LIABILITIES:
Deferred Income Taxes	34,085	22,491
Deferred Lease Credits	211,978	213,739
Debt	100,000	—
Other Liabilities	206,743	169,942

TOTAL LONG-TERM LIABILITIES	552,806	406,172
SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at January 31, 2009 and February 2, 2008, respectively	1,033	1,033
Paid-In Capital	328,488	319,451
Retained Earnings	2,244,936	2,051,463
Accumulated Other Comprehensive (Loss) Income, net of tax	(22,681)	7,118
Treasury Stock, at Average Cost 15,664,385 and 17,141,116 shares at January 31, 2009 and February 2, 2008, respectively	(706,198)	(760,752)

TOTAL SHAREHOLDERS’ EQUITY	1,845,578	1,618,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,848,181	$2,567,598

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock					Other	Treasury Stock		Total
	Shares		Paid-In	Retained	Deferred	Comprehensive		At Average	Shareholders’
	Outstanding	Par Value	Capital	Earnings	Compensation	(Loss) Income	Shares	Cost	Equity
	(Thousands)

Balance, January 28, 2006	87,726	$1,033	$229,261	$1,290,208	$26,206	$(796)	15,574	$(550,795)	$995,117

Deferred Compensation Reclassification	—	—	26,206	—	(26,206)	—	—	—	—

Net Income	—	—	—	422,186	—	—	—	—	422,186

Dividends ($0.70 per share)	—	—	—	(61,623)	—	—	—	—	(61,623)

Share-based Compensation Issuances and Exercises	574	—	(6,326)	(4,481)	—	—	(574)	20,031	9,224

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	5,472	—	—	—	—	—	5,472

Share-based Compensation Expense	—	—	35,119	—	—	—	—	—	35,119

Unrealized Gains on Marketable Securities	—	—	—	—	—	41	—	—	41

Foreign Currency Translation Adjustments	—	—	—	—	—	(239)	—	—	(239)

Balance, February 3, 2007	88,300	$1,033	$289,732	$1,646,290	$—	$(994)	15,000	$(530,764)	$1,405,297

FIN 48 Impact	—	—	—	(2,786)	—	—	—	—	(2,786)

Net Income	—	—	—	475,697	—	—	—	—	475,697

Purchase of Treasury Stock	(3,654)	—	—	—	—	—	3,654	(287,916)	(287,916)

Dividends ($0.70 per share)	—	—	—	(61,330)	—	—	—	—	(61,330)

Share-based Compensation Issuances and Exercises	1,513	—	(19,051)	(6,408)	—	—	(1,513)	57,928	32,469

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	17,600	—	—	—	—	—	17,600

Share-based Compensation Expense	—	—	31,170	—	—	—	—	—	31,170

Unrealized Gains on Marketable Securities	—	—	—	—	—	912	—	—	912

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	—	(128)	—	—	(128)

Foreign Currency Translation Adjustments	—	—	—	—	—	7,328	—	—	7,328

Balance, February 2, 2008	86,159	$1,033	$319,451	$2,051,463	$—	$7,118	17,141	$(760,752)	$1,618,313

Net Income	—	—	—	272,255	—	—	—	—	272,255

Purchase of Treasury Stock	(682)	—	—	—	—	—	682	(50,000)	(50,000)

Dividends ($0.70 per share)	—	—	—	(60,769)	—	—	—	—	(60,769)

Share-based Compensation Issuances and Exercises	2,159	—	(49,844)	(18,013)	—	—	(2,159)	104,554	36,697

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	16,839	—	—	—	—	—	16,839

Share-based Compensation Expense	—	—	42,042	—	—	—	—	—	42,042

Unrealized Losses on Marketable Securities	—	—	—	—	—	(17,518)	—	—	(17,518)

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	—	892	—	—	892

Foreign Currency Translation Adjustments	—	—	—	—	—	(13,173)	—	—	(13,173)

Balance, January 31, 2009	87,636	$1,033	$328,488	$2,244,936	$—	$(22,681)	15,664	$(706,198)	$1,845,578

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006*
	(Thousands)

OPERATING ACTIVITIES:
Net Income	$272,255	$475,697	$422,186
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	225,334	183,716	146,156
Amortization of Deferred Lease Credits	(43,194)	(37,418)	(34,485)
Share-Based Compensation	42,042	31,170	35,119
Tax Benefit from Share-Based Compensation	16,839	17,600	5,472
Excess Tax Benefit from Share-Based Compensation	(5,791)	(14,205)	(3,382)
Deferred Taxes	14,005	1,342	(11,638)
Non-Cash Charge for Asset Impairment	30,574	2,312	298
Loss on Disposal of Assets	7,607	7,205	6,261
Lessor Construction Allowances	55,415	43,391	49,387
Changes in Assets and Liabilities:
Inventories	(40,521)	87,657	(61,940)
Accounts Payable and Accrued Expenses	(23,875)	22,375	24,579
Income Taxes	(55,565)	(13,922)	(12,805)
Other Assets and Liabilities	(4,289)	10,604	16,963

NET CASH PROVIDED BY OPERATING ACTIVITIES	490,836	817,524	582,171

INVESTING ACTIVITIES:
Capital Expenditures	(367,602)	(403,345)	(403,476)
Purchases of Marketable Securities	(49,411)	(1,444,736)	(1,459,835)
Proceeds from Sales of Marketable Securities	308,673	1,362,911	1,404,805
Purchases of Trust-Owned Life Insurance Policies	(4,877)	(15,000)	(15,258)

NET CASH USED FOR INVESTING ACTIVITIES	(113,217)	(500,170)	(473,764)

FINANCING ACTIVITIES:
Proceeds from Borrowings under Credit Agreement	100,000	—	—
Dividends Paid	(60,769)	(61,330)	(61,623)
Proceeds from Share-Based Compensation	55,194	38,750	12,876
Excess Tax Benefit from Share-Based Compensation	5,791	14,205	3,382
Purchase of Treasury Stock	(50,000)	(287,916)	—
Change in Outstanding Checks and Other	(19,747)	13,536	(31,770)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	30,469	(282,755)	(77,135)

EFFECT OF EXCHANGE RATES ON CASH	(4,010)	1,486	—
NET INCREASE IN CASH AND EQUIVALENTS	404,078	36,085	31,272
Cash and Equivalents, Beginning of Year	118,044	81,959	50,687

CASH AND EQUIVALENTS, END OF YEAR	$522,122	$118,044	$81,959

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(27,913)	$8,791	$28,455

*	Fiscal 2006 was a fifty-three week year.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2008” represent the results of the 52-week fiscal year ended January 31, 2009; to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008; and to “Fiscal 2006” represent the results of the 53-week fiscal year ended February 3, 2007. In addition, all references herein to “Fiscal 2009” represent the 52-week fiscal year that will end on January 30, 2010.

RECLASSIFICATIONS

In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassified from current taxes payable to other long-term liabilities. Additionally, certain amounts have been reclassified to conform to current year presentation in Note 12, “Income Taxes.” See Note 12, “Income Taxes” for information about the adoption of FIN 48.

SEGMENT REPORTING

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable financial segment. RUEHL and Gilly Hicks were determined to be immaterial for segment reporting purposes, and are, therefore, included in the one reportable segment as they have similar economic characteristics and meet the majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The Company aggregates its operating segments because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer; economic characteristics; nature of products; nature of production processes; and distribution methods. Revenues relating to the Company’s international operations for the fifty-two weeks ended January 31, 2009 and February 2, 2008 and

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets relating to the Company’s international operations as of January 31, 2009 and February 2, 2008 were not material and were not reported separately from domestic revenues and long-lived assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

Cash and equivalents include amounts on deposit with financial institutions and investments, primarily held in money market accounts, with original maturities of less than 90 days. Outstanding checks at year-end are reclassified from cash to liabilities in the Consolidated Balance Sheets.

INVESTMENTS

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). See Note 5, “Cash and Equivalents and Investments” for additional detail.

CREDIT CARD RECEIVABLES

As part of the normal course of business, the Company has approximately three to four days of sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as receivables.

INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. Therefore, an initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $9.1 million, $5.4 million and $6.8 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively. The inventory balance was $372.4 million and $333.2 million at January 31, 2009 and February 2, 2008, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shrink reserve was $10.8 million, $11.5 million and $7.7 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

STORE SUPPLIES

The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. This policy approximates the expense that would have been recognized under accounting principles generally accepted in the United States of America (“GAAP”). Store supply categories are classified as current or non-current based on their estimated useful lives. Packaging is expensed as used. Current store supplies were $32.6 million and $22.5 million at January 31, 2009 and February 2, 2008, respectively. Non-current store supplies were $22.9 million and $21.7 million at January 31, 2009 and February 2, 2008, respectively.

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; the lesser of the useful life of the asset, which ranges from three to 15 years, or the term of the lease for leasehold improvements; the lesser of the useful life of the asset, which ranges from three to seven years, or the term of the lease when applicable for information technology; and from three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. As a result of deteriorated sales in the fourth quarter of Fiscal 2008, combined with a forecast of deteriorating sales, the Company determined that a triggering event occurred, which required it to evaluate for impairment. As a result of this assessment, the Company incurred non-cash impairment charges of approximately $30.6 million to write-down the carrying values of stores’ long-lived assets to their estimated fair values. The $30.6 million charge was associated with 11 Abercrombie & Fitch stores, six abercrombie stores, three Hollister stores and nine RUEHL stores. The Company incurred an impairment charge of approximately $2.3 million for Fiscal 2007, including $1.6 million of non-store impairment charges. The impairment charges were recorded within stores and distribution expense in the Consolidated Statements of Net Income and Comprehensive Income.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

INCOME TAXES

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of certain foreign subsidiaries. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions.

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28” (“FIN 18”). Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.

See Note 12, “Income Taxes” for discussion regarding the Company’s policies for FIN 48.

FOREIGN CURRENCY TRANSLATION

The majority of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”), assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the Consolidated Balance Sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments are reported as an element of other comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

DERIVATIVES

Derivative contracts are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See Note 14, “Derivatives” for additional detail.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SHAREHOLDERS’ EQUITY

At January 31, 2009 and February 2, 2008, there were 150 million shares of A&F’s $.01 par value Class A Common Stock authorized, of which 87.6 million and 86.2 million shares were outstanding at January 31, 2009 and February 2, 2008, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 31, 2009 or February 2, 2008. In addition, 15 million shares of A&F’s $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 17, “Preferred Stock Purchase Rights” for information about Preferred Stock Purchase Rights.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

REVENUE RECOGNITION

The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Direct shipping and handling revenue was $44.0 million and $39.1 million for Fiscal 2008 and Fiscal 2007, respectively. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $9.1 million, $10.7 million and $8.9 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At January 31, 2009 and February 2, 2008, the gift card liability on the Company’s Consolidated Balance Sheets was $57.5 million and $68.8 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, the Company recognized other operating income for adjustments to the gift card liability of $8.3 million, $10.9 million and $5.2 million, respectively.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARKETING, GENERAL & ADMINISTRATIVE EXPENSE

Marketing, general and administrative expense includes photography and media ads; store marketing; home office payroll, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation, as well as recruiting, samples and travel expenses.

OTHER OPERATING INCOME, NET

Other operating income primarily consists of gift card balances whose likelihood of redemption has been determined to be remote and are therefore recognized as income, gains and losses on foreign currency transactions, foreign currency gains and losses resulting from remeasurement of foreign inter-company loans, and foreign held cash accounts for the Company’s Swiss and United Kingdom operations in compliance with SFAS No. 52.

DIRECT-TO-CONSUMER AND ADVERTISING COSTS

Direct-to-consumer costs consist primarily of website production costs, catalogue production and mailing costs and are expensed as incurred as a component of “Stores and Distribution Expense.” Fiscal 2008 did not include any costs related to catalogue production and mailing costs as catalogues were no longer produced after Fiscal 2007. Advertising costs consist of in-store photographs and advertising in selected national publications and billboards and are expensed as part of “Marketing, General and Administrative Expense” when the photographs or publications first appear. Direct-to-consumer and advertising costs, including photo shoot costs, amounted to $30.3 million, $32.8 million and $39.3 million, in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

LEASES

The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Net Income and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable.

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

Weighted-Average Shares Outstanding (in thousands):

	2008	2007	2006

Shares of Class A Common Stock issued	103,300	103,300	103,300
Treasury shares	(16,484)	(16,052)	(15,248)

Basic shares outstanding	86,816	87,248	88,052
Dilutive effect of stock options and restricted stock units	2,475	4,275	3,958

Diluted shares outstanding	89,291	91,523	92,010

Stock options to purchase approximately 3.7 million, 0.4 million and 0.1 million shares of Common Stock were outstanding for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). See Note 4, “Share-Based Compensation” for additional detail.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”) that partially delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS No. 157 was effective for the Company on February 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company is currently evaluating the potential impact of adopting FSP 157-2 on the Company’s consolidated results of operations and consolidated financial condition.

In October 2008, the FASB issued FASB FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for and adopted by the Company on October 10, 2008, the date of issuance. FSP 157-3 was consistent with the Company’s adoption of SFAS No. 157 and, therefore, did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company on February 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on the disclosures in the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nongovernmental entities that are presented in conformity with GAAP in the United States of America. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

4.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS No. 123(R), which requires share-based compensation related to stock options and stock appreciation rights to be measured based on estimated fair values at the date of grant using an option-pricing model.

Financial Statement Impact

The following table summarizes share-based compensation expense (in thousands):

	Fifty-Two Weeks Ended
	January 31,	February 2,
	2009	2008

Stores and distribution expense	$3,451	$1,628
Marketing, general and administrative expense	38,591	29,542

Operating income	$42,042	$31,170

The Company also recognized $15.4 million, $11.5 million and $12.2 million in tax benefits related to share-based compensation for the fifty-two week periods ended January 31, 2009 and February 2, 2008, and the fifty-three week period ended February 3, 2007, respectively.

A deferred tax asset is recorded on the compensation expense required to be accrued under SFAS No. 123(R). A current income tax deduction arises at the time the restricted stock unit vests or stock option/stock appreciation right is exercised. In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required under SFAS No. 123(R) to be charged first to the “windfall tax benefit” account. In the event there is not a balance in the “windfall tax benefit” account, the shortfall is charged to tax expense. The amount of the Company’s “windfall tax benefit” account, which is recorded as a component of additional paid in capital, was approximately $91.8 million as of January 31, 2009. Based upon outstanding awards, the “windfall tax benefit” account is sufficient to fully absorb any shortfall which may develop.

Additionally, the Company recognized $9.9 million of non-deductible tax expense as a result of the execution of the Chairman and Chief Executive Officer’s new employment agreement on December 19, 2008, which pursuant to Section 162(m) of the Internal Revenue Code results in the exclusion of previously recognized tax benefits on share-based compensation.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirteen and fifty-two week periods ended January 31, 2009 and February 2, 2008 was immaterial.

A&F issues shares of Common Stock for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of January 31, 2009, A&F had enough treasury stock available to cover stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares.

Plans

As of January 31, 2009, A&F had two primary share-based compensation plans: the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 Long-Term Incentive Plan (the “2007 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

The 2007 LTIP, a shareholder-approved plan, permits A&F to grant up to 5.0 million shares of A&F’s Common Stock to any associate of the Company eligible to receive awards under the 2007 LTIP. The 2005 LTIP, a shareholder-approved plan, permits A&F to grant up to approximately 2.0 million shares of A&F’s Common Stock to any associate of the Company (other than Michael S. Jeffries) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, stock options, stock appreciation rights and restricted stock units vest over one year for non-associate directors of A&F. Stock options have a ten-year term and stock appreciation rights have a seven-year term, subject to forfeiture under the terms of the plans, and the plans provide for accelerated vesting if there is a change of control as defined in the plans.

Fair Value Estimates

The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock options and stock appreciation rights and expected future stock price volatility over the expected term. Estimates of the expected term, which represent the expected period of time the Company believes the stock options and stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option or stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average estimated fair values of stock options granted during the fifty-two week periods ended January 31, 2009 and February 2, 2008 and the fifty-three week period ended February 3, 2007, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows:

	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Fifty-Three Weeks Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	Executive Officers	Executive Officers
	and Other	and Other	Executive	Other
	Associates	Associates	Officers	Associates

Exercise price	$67.63	$74.05	$58.22	$58.12
Fair value	$18.03	$22.56	$24.92	$20.69
Assumptions:
Price volatility	33%	34%	47%	42%
Expected term (Years)	4	4	5	4
Risk-free interest rate	2.3%	4.5%	4.9%	4.9%
Dividend yield	1.0%	1.0%	1.2%	1.2%

The weighted-average estimated fair value of stock appreciation rights granted during the fifty-two week period ended January 31, 2009, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows. There were no stock appreciation rights granted in Fiscal 2007 and Fiscal 2006.

Fifty-Two Weeks
Ended
January 31, 2009
Chairman and Chief
Executive Officer

Exercise price	$28.55
Fair value	$8.06
Assumptions:
Price volatility	45%
Expected term (Years)	6.4
Risk-free interest rate	1.6%
Dividend yield	1.3%

In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant, adjusted for expected dividend payments during the vesting period.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Below is the summary of stock option activity for Fiscal 2008:

	Fifty-Two Weeks Ended January 31, 2009
			Aggregate	Weighted-Average
	Number of	Weighted-Average	Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life

Outstanding at February 2, 2008	7,738,112	$41.03
Granted	460,800	67.63
Exercised	(1,301,572)	42.51
Forfeited or expired	(221,350)	68.63

Outstanding at January 31, 2009	6,675,990	$41.70	$78,260	2.5

Stock options expected to vest at January 31, 2009	656,559	$67.06	$38,742	8.4

Stock options exercisable at January 31, 2009	5,925,702	$38.53	$29,260	1.8

The total intrinsic value of stock options exercised during the fifty-two week periods ended January 31, 2009 and February 2, 2008 and the fifty-three week period ended February 3, 2007 was $40.3 million, $64.2 million and $15.2 million, respectively.

The total fair value of stock options vested during the fifty-two week periods ended January 31, 2009 and February 2, 2008 and the fifty-three week period ended February 3, 2007 was $5.1 million, $5.1 million and $29.5 million, respectively.

As of January 31, 2009, there was $10.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Appreciation Rights Activity

Below is the summary of stock appreciation rights activity for Fiscal 2008:

Fifty-Two Weeks Ended January 31, 2009
Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Value	Contractual Life

Outstanding at February 2, 2008	—	—
Granted	1,600,000	28.55
Exercised	—	—
Forfeited or expired	—	—

Outstanding at January 31, 2009	1,600,000	$28.55	$0	7.0

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009, there was $12.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Unit and Restricted Share Activity

A summary of the status of the Company’s restricted stock units and restricted shares as of January 31, 2009 and changes during the fifty-two week period ended January 31, 2009 is as follows:

		Weighted-Average
		Grant Date Fair
Restricted Stock Units and Restricted Shares	Number of Shares	Value

Non-vested at February 2, 2008	2,354,871	$48.02
Granted	734,369	$69.89
Vested	(1,397,425)	$39.25
Forfeited	(193,460)	$69.24

Non-vested at January 31, 2009	1,498,355	$64.18

The total fair value of restricted stock units granted during the fifty-two week periods ended January 31, 2009 and February 2, 2008 and the fifty-three week period ended February 3, 2007 was $51.3 million, $53.9 million and $35.5 million, respectively.

The total fair value of restricted stock units and restricted shares vested during the fifty-two week periods ended January 31, 2009 and February 2, 2008 and the fifty-three week period ended February 3, 2007 was $54.8 million, $14.2 million and $8.6 million, respectively.

As of January 31, 2009, there was $67.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	CASH AND EQUIVALENTS AND INVESTMENTS

Cash and equivalents and investments consisted of (in thousands):

	January 31, 2009	February 2, 2008

Cash and equivalents:
Cash	$137,383	$74,753
Money market funds	384,739	43,291

Total cash and equivalents	522,122	118,044
Marketable Securities:
Available-for-sale securities:
Auction rate securities — student loan backed	139,239	258,355
Auction rate securities — municipal authority bonds	27,294	272,131

Total available-for-sale securities	166,533	530,486
Trading securities:
Auction rate securities — UBS — student loan backed	50,589	—
Auction rate securities — UBS — municipal authority bonds	11,959	—

Total trading securities	62,548	—
Total marketable securities	229,081	530,486
Rabbi Trust assets:(1)
Money market funds	473	1,350
Municipal notes and bonds	18,804	18,599
Trust-owned life insurance policies (at cash surrender value)	32,549	31,306

Total Rabbi Trust assets	51,826	51,255

Total cash and equivalents and investments	$803,029	$699,785

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets.

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At January 31, 2009 and February 2, 2008, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 10 to 34 years.

Despite the underlying long-term maturity of the ARS, such securities had historically been priced and subsequently traded as short-term investments because of an interest-rate reset feature, which reset through a Dutch auction process at predetermined periods ranging from seven to 35 days. Due to the frequent nature of the reset feature, ARS were classified as current assets and reported at par, which approximated fair value, as of February 2, 2008.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 13, 2008, the Company began to experience failed auctions. Based on the failure rate of these auctions, the frequency of the failures and the overall lack of liquidity in the ARS market, the Company determined that the ARS should be classified as non-current assets on the Consolidated Balance Sheets for periods subsequent to February 13, 2008 and that the fair value of the ARS no longer approximated par value.

Marketable securities with a par value of $194.7 million and $530.5 million as of January 31, 2009 and February 2, 2008, respectively, were classified as available-for-sale securities in accordance with SFAS No. 115. For the fifty-two week period ended January 31, 2009, the Company recorded a pre-tax temporary impairment of $28.2 million, all related to the available-for-sale ARS, included as a component of accumulated other comprehensive loss on the Consolidated Balance Sheet as of January 31, 2009. There were no unrealized gains or losses on ARS for the fifty-two week period ended February 2, 2008.

FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. The Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of the Consolidated Balance Sheet date, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; and (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the available-for-sale ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net income. The securities continue to accrue interest and be auctioned until one of the following: the auction succeeds; the issuer calls the securities; or the securities mature.

On November 13, 2008, the Company executed an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of approximately $76.5 million (“UBS ARS”) as of January 31, 2009. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008. The Company received a right (“Put Option”) to sell the UBS ARS back to UBS at par, at the Company’s sole discretion, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intention to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. As a result, the Company transferred the UBS ARS with a par value of $76.5 million from available-for-sale securities to trading securities and simulataneously recognized an other-than-temporary impairment of $14.0 million in other income in the fourth quarter of Fiscal 2008.

See Note 6, “Fair Value” for further discussion on the valuation of the ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (I), the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (II) and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested”

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EITF 97-14”), and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value, in other assets on the Consolidated Balance Sheets and are restricted to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for either of the fifty-two week periods ended January 31, 2009 and February 2, 2008. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized loss of $3.6 million and a realized gain of $1.3 million for the fifty-two weeks ended January 31, 2009 and February 2, 2008, respectively recorded in interest income, net on the Consolidated Statements of Net Income and Comprehensive Income.

6.	FAIR VALUE

Effective February 3, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities and any other assets or liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level hierarchy for fair value measurements, which prioritizes valuation inputs as follows:

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

	Assets Measured at Fair Value
	as of January 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds(1)	$385,212	$—	$—	$385,212
Auction rate securities — Available-for-Sale	—	—	166,533	166,533
Auction rate securities — Trading	—	—	62,548	62,548
Put Option	—	—	12,309	12,309
Municipal bonds held in the Rabbi Trust	18,804	—	—	18,804
Derivative financial instruments	—	—	—	—

Total assets measured at fair value	$404,016	$—	$241,390	$645,406

(1)	Includes $384.7 million in money market funds included in cash and equivalents and $0.5 million of money market funds held in the Rabbi Trust, which are included in Other Assets on the Consolidated Balance Sheet.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The level 2 assets consist of derivative financial instruments, primarily forward exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, reduced for any counterparty risk. There were no outstanding derivative financial instruments as of January 31, 2009.

The level 3 assets primarily include investments in insured student loan backed ARS and insured municipal authority bonds ARS and were transferred from level 2 in the first quarter of Fiscal 2008 as a result of a change in market conditions. In addition, level 3 assets include the Put Option related to the UBS Agreement further discussed below.

As a result of the market failure and lack of liquidity in the current ARS market, ARS were valued using a discounted cash flow model to determine the estimated fair value of these securities as of January 31, 2009. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified at the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; or (3) the principal has reached maturity. The Company utilized a term of five years to value its securities. The Company also includes a marketability discount which takes into account the lack of activity in the current ARS market.

The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of January 31, 2009, adjusted for counterparty risk. The $12.3 million realized gain on the UBS put option was recognized in the fourth quarter of Fiscal 2008. The present value was calculated using a discount rate that incorporates an AAA Corporate bond rate and the credit default swap rate for UBS.

As of January 31, 2009, approximately 62% of the Company’s ARS were “AAA” rated and approximately 37% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A−” rating in each case, as rated by one or more of the major credit rating agencies.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below includes a roll forward of the Company’s level 2 and level 3 financial instruments from February 2, 2008 to January 31, 2009, and the reclassification of these instruments from level 2 to level 3 in the hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
	(In thousands)

Fair value, February 2, 2008	$530,486	$—
Purchases	49,411	—
Redemptions	(242,955)	(65,718)
Tranfers (out)/in	(336,942)	336,942
Unrealized losses included in Other Comprehensive Income	—	(28,192)
Realized losses included in Operating Income	—	(13,951)
Recognition of Put Option included in Operating Income	—	12,309

Fair value, January 31, 2009	$—	$241,390

On February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. The Company elected not to apply the fair value option to its financial assets and liabilities that existed on February 3, 2008. For Fiscal 2008, the Company elected the fair value option for the Put Option related to the Company’s UBS ARS. The Company recognized the fair value of the Put Option of $12.3 million as an asset within Other Assets on the accompanying Consolidated Balance Sheet at January 31, 2009 and the related gain within Other Income on the accompanying Consolidated Statement of Net Income and Comprehensive Income for the year ended January 31, 2009.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (thousands):

	2008	2007

Land	$32,302	$32,302
Building	235,738	193,344
Furniture, fixtures and equipment	628,195	540,114
Information technology	138,096	81,110
Leasehold improvements	1,143,656	977,947
Construction in progress	114,280	177,887
Other	47,017	51,571

Total	$2,339,284	$2,054,275
Less: Accumulated depreciation and amortization	940,629	735,984

Property and equipment, net	$1,398,655	$1,318,291

8.	DEFERRED LEASE CREDITS, NET

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are reclassified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (thousands):

	2008	2007

Deferred lease credits	$514,041	$471,498
Amortized deferred lease credits	(259,705)	(219,834)

Total deferred lease credits, net	$254,336	$251,664

9.	LEASED FACILITIES AND COMMITMENTS

Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of rent expense follows (thousands):

	2008	2007	2006*

Store rent:
Fixed minimum	$280,614	$231,653	$196,690
Contingent	14,278	21,489	20,192

Total store rent	294,892	253,142	216,882
Buildings, equipment and other	5,905	6,096	5,646

Total rent expense	$300,797	$259,238	$222,528

*	Fiscal 2006 was a fifty-three week year.

At January 31, 2009, the Company was committed to non-cancelable leases with remaining terms of one to 20 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2009	$314,587
Fiscal 2010	$318,845
Fiscal 2011	$305,830
Fiscal 2012	$287,772
Fiscal 2013	$267,951
Thereafter	$1,302,139

10.	ACCRUED EXPENSES

Accrued expenses consisted of (thousands):

	2008	2007

Gift card liability	$57,459	$68,776
Construction in progress	27,329	55,242
Accrued salaries and related costs	46,248	52,612
Other	110,195	104,280

Accrued expenses	$241,231	$280,910

Accrued salaries and related costs include salaries, benefits and withholdings.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER LIABILITIES

Other liabilities consisted of (thousands):

	2008	2007

Accrued straight-line rent	$77,312	$56,124
FIN 48 liability, including interest and penalties	53,419	49,411
Deferred compensation	71,288	59,298
Other	4,724	5,109

Other liabilities	$206,743	$169,942

Deferred compensation includes the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 15, “Retirement Benefits”, as well as deferred Board of Directors compensation and other accrued retirement benefits.

12.	INCOME TAXES

The provision for income taxes consisted of (thousands):

	2008	2007	2006*

Currently Payable:
Federal	$151,331	$245,845	$236,553
State	13,177	36,441	24,885

	$164,508	$282,286	$261,438

Deferred:
Federal	$10,858	$1,039	$(10,271)
State	3,147	303	(1,367)

	$14,005	$1,342	$(11,638)

Total provision	$178,513	$283,628	$249,800

*	Fiscal 2006 was a fifty-three week year.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	2008	2007	2006

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	2.4	3.1	2.3
Internal Revenue Code (“IRC”) Section 162(m)	2.9	0.2	0.1
Other items, net	(0.7)	(0.9)	(0.2)

Total	39.6%	37.4%	37.2%

Amounts paid directly to taxing authorities were $198.2 million, $259.0 million and $272.0 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (thousands):

	2008	2007*

Deferred tax assets:
Deferred compensation	$37,635	$45,984
Rent	59,809	67,024
Accrued expenses	17,583	15,091
Inventory	10,347	6,691
FIN 48 Liabilities	11,020	12,416
Foreign net operation losses	1,692	2,595
Valuation allowance on foreign net operating losses	(1,275)	(905)

Total deferred tax assets	$136,811	$148,896

Deferred tax liabilities:
Store supplies	(12,844)	(12,266)
Property and equipment	(123,813)	(122,473)

Total deferred tax liabilities	$(136,657)	$(134,739)

Net deferred income tax assets	$154	$14,157

*	Certain balances in Fiscal 2007 have been reclassified to conform to Fiscal 2008 presentation.

Accumulated other comprehensive income (loss) is shown net of deferred tax assets of $9.2 million and deferred tax liabilities of $0.5 million for Fiscal 2008 and Fiscal 2007, respectively. Accordingly, these deferred taxes are not reflected in the table above.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of certain foreign subsidiaries. A portion of these net operating loss carryovers begin expiring

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the year 2013 and some have an indefinite carryforward period. As of January 31, 2009 and February 2, 2008, the valuation allowance totaled $1.3 million and $0.9 million, respectively. No other valuation allowances have been provided for deferred tax assets because the Company believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

In connection with the Company’s adoption of FIN 48 on February 4, 2007, a $2.8 million cumulative effect adjustment was recorded as a reduction to beginning of the year retained earnings. The Company’s unrecognized tax benefits as of February 4, 2007 were reclassified from current taxes payable to other long-term liabilities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2008	2007

Unrecognized tax benefits, beginning of year	$38,894	$29,613
Gross addition for tax positions of the current year	5,539	5,146
Gross addition for tax positions of prior years	8,754	12,789
Reductions of tax positions of prior years for:
Changes in judgment/excess reserve	(4,206)	(4,726)
Settlements during the period	(1,608)	(3,291)
Lapses of applicable statutes of limitations	(3,689)	(637)

Unrecognized tax benefits, end of year	$43,684	$38,894

The amount of the above unrecognized tax benefits at January 31, 2009 and February 2, 2008 which would impact the Company’s effective tax rate, if recognized, was $33.3 million and $38.9 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s policy did not change as a result of adopting FIN 48. Tax expense includes $0.5 million and $2.7 million of accrued interest, as of January 31, 2009 and February 2, 2008, respectively. Interest and penalties of $9.7 million and $10.5 million had been accrued as of January 31, 2009 and February 2, 2008, respectively.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2008 as part of the IRS’s Compliance Assurance Process program. The IRS has completed its examinations for Fiscal 2007 and prior years with the Company being before the

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IRS Appeals Division for Fiscal 2007 concerning the federal tax treatment of state and local incentive payments. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state income tax returns in the process of examination or administrative appeals. Additionally the Company is before the U.S. Competent Authority for a transfer pricing matter that is the subject of an ongoing Advanced Pricing Agreement negotiation.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

13.	DEBT

On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (the “New Credit Agreement”) under which up to $450 million is available. The New Credit Agreement replaced the Credit Agreement, dated as of November 14, 2002, as amended and restated as of December 15, 2004 (the “Original Credit Agreement”), which had been due to expire on December 15, 2009. The primary purposes of the New Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.

The New Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the New Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the New Credit Agreement) as then in effect plus 1/2 of 1%. The facility fees payable under the New Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.225% per annum based on the Leverage Ratio for the most recent determination date. In addition, a utilization fee is payable under the New Credit Agreement when the aggregate credit facility exposure, excluding trade letters of credit, exceeds 50% of the total lender commitments then in effect, at a rate per annum equal to 0.100% of the aggregate credit facility exposure for each day it is at such a level. No utilization fee had been incurred as of January 31, 2009.

The terms of the New Credit Agreement also provide for customary representations and warranties and affirmative covenants, as well as customary negative covenants providing limitations, subject to negotiated carve-outs, on indebtedness, liens, significant corporate changes including mergers and acquisition transactions with third parties, investments, loans, advances and guarantees in or for the benefit of third parties, hedge agreements, restricted payments (including dividends and stock repurchases), transactions with affiliates, and restrictive agreements, among others. The New Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at any time. The Company’s Leverage Ratio was 2.13 as of January 31, 2009. The New Credit Agreement also requires that the ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of,

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at any time. The Company’s Coverage Ratio was 3.49 as of January 31, 2009. The Company was in compliance with such ratio requirements at January 31, 2009.

The terms of the New Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default, the lenders will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company, and declare any then outstanding loans due and payable immediately.

The obligations of the Company under the New Credit Agreement are guaranteed by the Company and the Company’s direct and indirect domestic subsidiaries.

On December 29, 2008, the Company entered into an amendment to the New Credit Agreement which, permitted the Company to borrow under the UBS Credit Line, as further discussed in Note 19, “Subsequent Event” and to secure such borrowings with the collateral required by the UBS Credit Line.

The New Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $21.1 million and $61.6 million were outstanding on January 31, 2009 and February 2, 2008, respectively. Standby letters of credit totaling approximately $16.9 million and $14.5 million were outstanding on January 31, 2009 and February 2, 2008, respectively. The standby letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the standby letters of credit.

As of January 31, 2009, the Company had $100.0 million outstanding under the New Credit Agreement. The Company classified the debt as a long-term liability on the Company’s Consolidated Balance Sheet. The average interest rate during Fiscal 2008 was 3.1%. No borrowings were outstanding as of February 2, 2008 under the Original Credit Agreement.

14.	DERIVATIVES

The Company operates in foreign countries, which results in exposure to market risk associated with foreign currency exchange rate fluctuations. The Company enters into forward foreign currency exchange contracts to obtain economic hedges on U.S. dollar forecasted merchandise purchases by or on behalf of its foreign subsidiaries. These contracts are designated as cash flow hedges.

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For a derivative instrument to qualify as a hedge at inception and throughout the contract, the Company formally documents the risk management objective and strategy, including the identification of the hedging instrument, the hedged item, the risk exposure and an assessment of the effectiveness both prospectively and retrospectively. In addition, for forecasted transactions, the significant characteristics and expected term of the transaction is specifically identified, and the fact that it is probable that the forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings immediately. No such gains or losses were recognized in Fiscal 2008 and Fiscal 2007.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS No. 133, derivative contracts must maintain a specified level of effectiveness between the instruments and the item being hedged at the time of inception and throughout the contract. Ineffectiveness in hedging contracts is recognized immediately in earnings and if it is determined that the derivative contract has not been and will not be highly effective, hedge accounting is discontinued. The Company evaluates the hedge effectiveness at least quarterly on a prospective and retrospective basis. There were no material amounts recorded in Fiscal 2008 and Fiscal 2007 resulting from hedge ineffectiveness.

SFAS No. 133 requires that all derivative instruments be recognized at fair value on the Consolidated Balance Sheets. Changes in the fair value of the forward contracts are deferred in shareholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains and losses are then recognized in costs of good sold in the period when the hedged merchandise is sold to customers. At January 31, 2009 and February 2, 2008, the Company had an unrealized gain of $1.3 million and an unrealized loss of $0.2 million, respectively. Substantially all of the unrealized gain at January 31, 2009 will be recognized in cost of goods sold over the next three months at the values at the date the contract was settled. The Company recognized a gain of $1.3 million and a loss of $0.8 million for the fifty-two week periods ended January 31, 2009 and February 2, 2008, respectively, on the Consolidated Statements of Net Income and Comprehensive Income related to the forward contracts used to hedge forecasted merchandise purchases.

Periodically, the Company enters into forward foreign currency exchange contracts to obtain economic hedges on foreign denominated assets or liabilities. However, the Company elected not to apply hedge accounting to these contracts. Therefore, the changes in fair value of these contracts were recorded directly to Other Income. The Company recognized a gain of $0.9 million and a loss of $0.1 million in Fiscal 2008 and Fiscal 2007, respectively, on the Consolidated Statements of Net Income and Comprehensive Income related to the forward contracts used to hedge foreign denominated assets.

The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial contracts for trading purposes.

There were no outstanding forward contracts at January 31, 2009 and February 2, 2008.

15.	RETIREMENT BENEFITS

The Company maintains the Abercombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan. Participation in this plan is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $24.7 million in Fiscal 2008, $21.0 million in Fiscal 2007 and $15.0 million in Fiscal 2006.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The SERP has been actuarially valued by an independent third party and the expense associated with the SERP is being accrued over the stated term of the

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amended and Restated Employment Agreement, dated as of December 19, 2008, between the Company and its CEO. In Fiscal 2008, the Company recorded income of $2.5 million associated to the SERP. The amount recognized in Fiscal 2008 was the result of a reduction in the average compensation. The expense associated with the SERP was $1.4 million in Fiscal 2007 and $6.6 million in Fiscal 2006. The increase in Fiscal 2006 was primarily related to a change in the discount rate.

The Company established the Rabbi Trust during the third quarter of Fiscal 2006, the purpose of which is to be a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan and the SERP. Refer to further discussion regarding the Rabbi Trust in Note 5, “Cash and Equivalents and Investments.”

16.	CONTINGENCIES

A&F is a defendant in lawsuits arising in the ordinary course of business.

On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On July 29, 2008, the Court certified a class consisting of all store managers who served at Hollister and abercrombie stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. The motion has not been fully briefed or submitted.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. A&F is also a nominal defendant in each of the four later derivative actions. On November 4, 2005, a motion to consolidate all of the federal court derivative actions with the purported securities law class actions described in the preceding paragraph was filed. On March 22, 2006, the motion to consolidate was granted, and the federal court derivative actions have been consolidated with the aforesaid purported securities law class actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. A&F filed a motion to stay the consolidated federal derivative case and that motion was granted. The state court action was also stayed. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits brought against current and former directors and management, including Chairman and Chief Executive Officer Michael S. Jeffries. The Special Litigation Committee concluded that there is no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative actions. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report and on October 18, 2007, the state court stayed further proceedings until resolution of the consolidated federal derivative cases. The Company’s motion has been briefed and submitted and is pending decision by the court.

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

17.	PREFERRED STOCK PURCHASE RIGHTS

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Rights initially are attached to the shares of Common Stock. The Rights will separate from the Common Stock after a Distribution Date occurs. The “Distribution Date” generally means the earlier of (i) the close of business on the 10th day after the date (the “Share Acquisition Date”) of the first public announcement that a person or group (other than A&F or any of A&F’s subsidiaries or any employee benefit plan of A&F or of any of A&F’s subsidiaries) has acquired beneficial ownership of 20% or more of A&F’s outstanding shares of Common Stock (an “Acquiring Person”) or (ii) the close of business on the 10th business day (or such later date as A&F’s Board of Directors may designate before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date. After the Distribution Date, each whole Right may be exercised to purchase, at an initial exercise price of $250, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock.

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

The Rights will expire on July 16, 2018, unless earlier exchanged or redeemed. A&F may redeem all of the Rights at a price of $.01 per whole Right at any time before any person becomes an Acquiring Person.

Rights holders have no rights as a stockholder of A&F, including the right to vote and to receive dividends.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2008 and Fiscal 2007 follows (thousands, except per share amounts):

Fiscal 2008 Quarter	First	Second	Third	Fourth

Net sales	$800,178	$845,799	$896,344	$997,955
Gross profit	$534,166	$592,969	$591,943	$642,614
Operating income	$90,621	$123,980	$100,140	$124,645
Net income	$62,116	$77,832	$63,900	$68,407
Net income per basic share	$0.72	$0.90	$0.73	$0.79
Net income per diluted share	$0.69	$0.87	$0.72	$0.78

Fiscal 2007 Quarter	First	Second	Third	Fourth

Net sales	$742,410	$804,538	$973,930	$1,228,969
Gross profit	$487,269	$553,438	$645,043	$825,617
Operating income	$92,710	$124,132	$186,587	$337,068
Net income	$60,081	$81,275	$117,585	$216,756
Net income per basic share	$0.68	$0.92	$1.35	$2.52
Net income per diluted share	$0.65	$0.88	$1.29	$2.40

19.	SUBSEQUENT EVENT

UBS CREDIT LINE

On March 6, 2009, the Company entered into the UBS Credit Line. The UBS Credit Line represents a secured, uncommitted demand line of credit under which up to $44.3 million may initially be available, subject to adjustment from time-to-time. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date.

As security for the payment and performance of the Company’s obligations under the UBS Credit Line, the UBS Credit Line provides that the Company grants a security interest to UBS Bank USA in each account of the Company at UBS Financial Services Inc. that is identified as a Collateral Account (as defined in the UBS Credit Line), as well as any and all money, credit balances, securities, financial assets and other investment property and other property maintained from time-to-time in any Collateral Account, any over-the-counter options, futures, foreign exchange, swap or similar contracts between the Company and UBS Financial Services Inc. or any of its affiliates, any and all accounts of the Company at UBS Bank USA or any of its affiliates, any and all supporting obligations and other rights relating to the foregoing property, and any and all interest, dividends, distributions and other proceeds of any of the foregoing property, including proceeds of proceeds.

Because certain of the Collateral consists of ARS (as defined in the UBS Credit Line), the UBS Credit Line provides further that the interest rate payable by the Company will reflect any changes in the composition of such ARS Collateral (as defined in the UBS Credit Line) as may be necessary to cause

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest payable by the Company under the UBS Credit Line to equal the interest or dividend rate payable to the Company by the issuer of any ARS Collateral.

The terms of the UBS Credit Line include customary events of default such as payment defaults, the failure to maintain sufficient collateral, the failure to observe any covenant or material representation, bankruptcy and insolvency, cross-defaults to other indebtedness and other stated events of default. Upon an event of default, the obligations under the UBS Credit Line will become immediately due and payable.

As of March 20, 2009, no borrowings were outstanding under the UBS Credit Line.

CONTINGENCIES

On March 12, 2009, the United States District Court for the Southern District of Ohio entered an order granting the Company’s motion to dismiss the derivative action styled The Booth Family Trust v. Michael Jeffries, et al., and three related derivative cases, which had been consolidated with that action. See Note 16, “Contingencies” for further discussion on the derivative action.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Abercrombie & Fitch Co.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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
March 27, 2009

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 31, 2009. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that the A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 31, 2009, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 31, 2009 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 31, 2009, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 31, 2009 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fiscal quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

Code of Business Conduct

Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

Audit Committee

Information concerning A&F’s Audit Committee is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009. These procedures have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 11, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors”, “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

Information regarding the number of securities to be issued and remaining available under equity compensation plans as of January 31, 2009 is incorporated by reference from the text under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors” and “ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

Information concerning the independence of the directors of A&F is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)  Consolidated Financial Statements:

Consolidated Statements of Net Income and Comprehensive Income for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

(2) Consolidated Financial Statement Schedules:

All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either presented in the consolidated financial statements or notes thereto, or is not applicable, required or material.

(3) Exhibits:

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Amended and Restated Bylaws of A&F (reflecting amendments through May 20, 2004), incorporated herein by reference to Exhibit 3.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 (File No. 001-12107).

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Form 8-A (Amendment No. 1), dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.01 to A&F’s Form 8-A/A (Amendment No. 2), dated and filed June 12, 2008 (File No. 001-12107).

4.6	Credit Agreement, dated as of April 15, 2008 (the “Credit Agreement”), among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time-to-time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.7		Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).

4.8		Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.9		Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.10		Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).

4.11		Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement), A&F, the Lenders (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent.

*10	.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

*10	.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).

*10	.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10	.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10	.5	Amended and Restated Employment Agreement, entered into as of August 15, 2005, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).

*10	.6	Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).

*10	.7	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10	.8	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10	.9	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10	.10	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10	.11	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10	.12	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.13	Form of Restricted Shares Award Agreement (No Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.14	Form of Restricted Shares Award Agreement (Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.15	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.16	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.17	Form of Stock Option Agreement used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.18	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.19	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.20	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.21	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.22	Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.23	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.24	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).

*10	.25	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10	.26	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10	.27	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

*10	.28	Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10	.29	Form of Restricted Stock Unit Award Agreement for Employees used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10	.30	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10	.31	Summary of Compensation Structure for Non-Employee Members of Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 — “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10	.32	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10	.33	Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10	.34	Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).

*10	.35	Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

*10	.36	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

*10	.37	Form of Stock Option Agreement to be used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10	.38	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10	.39	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

*10	.40	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

*10	.41	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on and after February 12, 2009, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.42	Form of Stock Appreciation Right Agreement to be used to evidence the Semi-Annual Grants of stock appreciation rights to Michael S. Jeffries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.43	Stock Appreciation Right Agreement [Retention Grant Tranche 1], made to be effective as of December 19, 2008, by and between A&F and Michael S. Jeffries entered into to evidence first tranche of Retention Grant covering 1,600,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.44	Stock Appreciation Right Agreement [Retention Grant Tranche 2] by and between A&F and Michael S. Jeffries entered into effective as of March 2, 2009 to evidence second tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.45	Form of Stock Appreciation Right Agreement [Retention Grant Tranche 3] by and between A&F and Michael S. Jeffries to be entered into effective as of September 1, 2009 to evidence third tranche of Retention Grant covering 1,200,000 stock appreciation rights to be granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.46	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009 incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

10.47		Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1(a) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

10.48		Credit Line Agreement — Demand Facility, effective March 6, 2009, between Abercrombie & Fitch Management Co. and UBS Bank USA, incorporated herein by reference to Exhibit 10.1(b) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

10.49		Addendum to Credit Line Account Application and Agreement, effective March 6, 2009, among Abercrombie & Fitch Management Co., UBS Bank USA and UBS Financial Services Inc., incorporated herein by reference to Exhibit 10.1(c) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

*10	.50	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon].

12.1		Computation of Leverage Ratio and Coverage Ratio for the year ended January 31, 2009.

14.1		Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

21.1		List of Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1		Powers of Attorney

31.1		Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

ABERCROMBIE & FITCH CO.

By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden,
Executive Vice President and Chief Financial Officer
Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

Signature	Title

/s/ MICHAEL S. JEFFRIES Michael S. Jeffries	Chairman, Chief Executive Officer and Director

* James B. Bachmann	Director

* Lauren J. Brisky	Director

* Archie M. Griffin	Director

* John W. Kessler	Director

/s/ JONATHAN E. RAMSDEN Jonathan E. Ramsden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Edward F. Limato	Director

* Robert A. Rosholt	Director

* Craig R. Stapleton	Director

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits.

By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Document

4.11	Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent

10.50	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon].

12.1	Computation of Leverage Ratio and Coverage Ratio for the year ended January 31, 2009

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2