Form 10-Q
period 2009-05-02
ABERCROMBIE & FITCH CO /DE/
filed 2009-06-09
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 4, 2009

$.01 Par Value	87,877,103 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

NET SALES	$612,136	$800,178

Cost of Goods Sold	224,452	266,012

GROSS PROFIT	387,684	534,166

Stores and Distribution Expense	389,599	341,788
Marketing, General and Administrative Expense	92,537	104,698
Other Operating Income, Net	(1,335)	(2,941)

OPERATING (LOSS) INCOME	(93,117)	90,621

Interest Income, Net	(1,374)	(7,646)

(LOSS) INCOME BEFORE TAXES	(91,743)	98,267

Tax (Benefit) Expense	(32,503)	36,151

NET (LOSS) INCOME	$(59,240)	$62,116

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.68)	$0.72
DILUTED	$(0.68)	$0.69

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,697	86,335
DILUTED	87,697	90,138

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments	$188	$(144)
Unrealized Loss on Marketable Securities, net of taxes of $477 and $116 for the thirteen-week periods ended May 2, 2009 and May 3, 2008, respectively	(810)	(18,988)
Unrealized loss on derivative financial instruments, net of taxes of $758 and $23 for the thirteen-week periods ended May 2, 2009 and May 3, 2008, respectively	(1,290)	(35)

Other Comprehensive Loss	(1,912)	(19,167)

COMPREHENSIVE (LOSS) INCOME	$(61,152)	$42,949

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	May 2, 2009	January 31, 2009
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$463,716	$522,122
Receivables	54,679	53,110
Inventories	274,742	372,422
Deferred Income Taxes	66,773	43,408
Other Current Assets	95,278	93,763

TOTAL CURRENT ASSETS	955,188	1,084,825

PROPERTY AND EQUIPMENT, NET	1,346,073	1,398,655

MARKETABLE SECURITIES	212,364	229,081

OTHER ASSETS	137,661	135,620

TOTAL ASSETS	$2,651,286	$2,848,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$56,628	$92,814
Outstanding Checks	48,718	56,939
Accrued Expenses	194,454	241,231
Deferred Lease Credits	42,127	42,358
Income Taxes Payable	23	16,455

TOTAL CURRENT LIABILITIES	341,950	449,797

LONG-TERM LIABILITIES:
Deferred Income Taxes	27,591	34,085
Deferred Lease Credits	207,235	211,978
Debt	100,000	100,000
Other Liabilities	203,104	206,743

TOTAL LONG-TERM LIABILITIES	537,930	552,806

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 2, 2009 and January 31, 2009	1,033	1,033
Paid-In Capital	318,641	328,488
Retained Earnings	2,170,358	2,244,936
Accumulated Other Comprehensive Loss, net of tax	(24,593)	(22,681)
Treasury Stock, at Average Cost - 15,456 and 15,664 shares at May 2, 2009 and January 31, 2009, respectively	(694,033)	(706,198)

TOTAL SHAREHOLDERS’ EQUITY	1,771,406	1,845,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,651,286	$2,848,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
OPERATING ACTIVITIES:
Net (Loss) Income	$(59,240)	$62,116

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	59,676	52,749
Non-Cash Charge for Asset Impairment	50,731	—
Amortization of Deferred Lease Credits	(10,689)	(10,137)
Share-Based Compensation	9,008	10,683
Tax (Deficiency) Benefit from Share-Based Compensation	(4,610)	12,082
Excess Tax Benefit from Share-Based Compensation	—	(5,741)
Deferred Taxes	(29,363)	(1,344)
Loss on Disposal of Assets	3,222	176
Lessor Construction Allowances	7,499	11,454
Changes in Assets and Liabilities:
Inventories	97,856	(14,536)
Accounts Payable and Accrued Expenses	(85,833)	(63,420)
Income Taxes	(16,464)	(65,990)
Other Assets and Liabilities	(8,790)	(5,267)

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	13,003	(17,175)

INVESTING ACTIVITIES:
Capital Expenditures	(58,748)	(91,176)
Purchase of Trust-Owned Life Insurance Policies	(3,263)	—
Purchases of Marketable Securities	—	(49,411)
Proceeds from Sales of Marketable Securities	14,600	242,955

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(47,411)	102,368

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	41	32,706
Excess Tax Benefit from Share-Based Compensation	—	5,741
Purchase of Treasury Stock	—	(50,000)
Change in Outstanding Checks and Other	(9,122)	9,375
Dividends Paid	(15,338)	(14,847)

NET CASH USED FOR FINANCING ACTIVITIES	(24,419)	(17,025)

EFFECT OF EXCHANGE RATES ON CASH	421	1,005

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(58,406)	69,173
Cash and Equivalents, Beginning of Period	522,122	118,044

CASH AND EQUIVALENTS, END OF PERIOD	$463,716	$187,217

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(1,401)	$(17,124)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2009” represent the 52-week fiscal year that will end on January 30, 2010, and to “Fiscal 2008” represent the 52-week fiscal year that ended January 31, 2009.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable segment because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes and distribution methods. Revenues relating to the Company’s international operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 and long-lived assets relating to the Company’s international operations as of May 2, 2009 and January 31, 2009 were not material and were not reported separately from domestic revenues and long-lived assets.
The condensed consolidated financial statements as of May 2, 2009 and for the thirteen week periods ended May 2, 2009 and May 3, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2009.

The condensed consolidated financial statements as of May 2, 2009 and for the thirteen week periods ended May 2, 2009 and May 3, 2008 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
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
The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).
Financial Statement Impact
The Company recognized share-based compensation expense of $9.0 million and $10.7 million for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively. The Company also recognized $3.4 million and $3.9 million in tax benefits related to share-based compensation for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.
A deferred tax asset is recorded on the compensation expense required to be accrued under SFAS No. 123(R). A current income tax deduction arises at the time the restricted stock unit vests or stock option/stock appreciation right is exercised. In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required under SFAS No. 123(R) to be charged first to the “windfall tax benefit” pool. In the event there is not a balance in the “windfall tax benefit” pool, the shortfall is charged to tax expense. The amount of the Company’s “windfall tax benefit” pool, which is recorded as a component of additional paid in capital, was approximately $87.2 million as of May 2, 2009. The “windfall tax benefit” pool is sufficient to fully absorb any shortfall which may develop related to currently outstanding awards.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effect of adjustments for forfeitures during the thirteen week periods ended May 2, 2009 and May 3, 2008 was immaterial.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of May 2, 2009, A&F had enough treasury stock available to cover stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in Shareholder approved plans at the applicable time.

Fair Value Estimates
The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock options and stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock options and stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option or stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
The weighted-average estimated fair value of stock options granted during the thirteen week periods ended May 2, 2009 and May 3, 2008, as well as the weighted-average assumptions used in calculating such value, on the date of grant, were as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Exercise price	$22.87	$78.58

Fair value	$8.26	$19.73

Assumptions:
Price volatility	50%	30%
Expected term (Years)	4.1	4.0
Risk-free interest rate	1.6%	2.5%
Dividend yield	1.7%	0.9%
The weighted-average estimated fair value of stock appreciation rights granted during the thirteen week period ended May 2, 2009, as well as the weighted-average assumptions used in calculating such value, on the date of grant, were as follows:

	Thirteen Weeks Ended
	May 2, 2009
		Executive Officers
	Chairman and Chief	(excluding Chairman and
	Executive Officer	Chief Executive Officer)	Other Associates

Exercise price	$25.94	$25.77	$25.67

Fair value	$7.13	$10.06	$9.83

Assumptions:
Price volatility	45%	52%	53%
Expected term (Years)	6.2	4.5	4.1
Risk-free interest rate	2.3%	1.6%	1.6%
Dividend yield	1.7%	1.7%	1.7%
There were no stock appreciation rights granted during the thirteen weeks ended May 3, 2008.
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period.

Stock Option Activity
Below is a summary of stock option activity for the thirteen weeks ended May 2, 2009:

		Weighted-		Weighted-Average
	Number of	Average Exercise	Aggregate	Remaining
Stock Options	Shares	Price	Intrinsic Value	Contractual Life
Outstanding at January 31, 2009	6,675,990	$41.70
Granted	4,000	22.87
Exercised	(6,000)	23.60
Forfeited or cancelled	(93,047)	57.60

Outstanding at May 2, 2009	6,580,943	$41.46	$725,801	1.2

Options expected to vest at May 2, 2009	437,858	$64.42	$476,084	8.3

Options exercisable at May 2, 2009	6,088,443	$39.61	$174,401	1.7

The total intrinsic value of stock options exercised during the thirteen weeks ended May 2, 2009 was immaterial. The total intrinsic value of stock options exercised during the thirteen weeks ended May 3, 2008 was $29.9 million.
The grant date fair value of stock options which vested during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $4.3 million and $3.5 million, respectively.
As of May 2, 2009, there was $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.2 years.
Stock Appreciation Rights Activity
Below is a summary of stock appreciation rights activity for the thirteen weeks ended May 2, 2009:

				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining Contractual
Stock Appreciation Rights	Shares	Exercise Price	Value	Life
Outstanding at January 31, 2009	1,600,000	$28.55
Granted	1,964,000	25.85
Exercised	—	—
Forfeited or cancelled	—	—

Outstanding at May 2, 2009	3,564,000	$27.06	$5,868,400	7.3

As of May 2, 2009, there was $27.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Unit and Restricted Share Activity
Below is a summary of restricted stock unit and restricted share activity for the thirteen weeks ended May 2, 2009:

Restricted Stock Units /		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Non-vested at January 31, 2009	1,498,355	$64.18
Granted	408,311	$23.62
Vested	(322,936)	$63.09
Forfeited	(118,592)	$60.05

Non-vested at May 2, 2009	1,465,138	$57.21

The total fair value of restricted stock units granted during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $9.6 million and $45.5 million, respectively.
The total grant date fair value of restricted stock units and restricted shares which vested during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $20.4 million and $14.8 million, respectively.
As of May 2, 2009, there was $63.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.
3.	NET (LOSS) INCOME PER SHARE AND SHAREHOLDERS’ EQUITY
Net (loss) income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net (loss) income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net (loss) income per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Shares of Common Stock issued	103,300	103,300
Treasury shares	(15,603)	(16,965)

Basic shares outstanding	87,697	86,335

Dilutive effect of stock options, stock appreciation rights and restricted stock units	—	3,803

Diluted shares outstanding	87,697	90,138

Due to the Company’s net operating loss position for the thirteen week period ended May 2, 2009, 11.6 million stock options, stock appreciation rights and restricted stock units were outstanding, but were not included in the computation of diluted shares outstanding because the impact would be anti-dilutive. Stock options to purchase approximately 0.8 million shares of Common Stock during the thirteen week period ended May 3, 2008 were outstanding, but were not included in the computation of diluted shares outstanding because the impact of such stock options were anti-dilutive.

4.	CASH AND EQUIVALENTS AND INVESTMENTS
Cash and equivalents and investments consisted of (in thousands):

	May 2, 2009	January 31, 2009
Cash and equivalents:
Cash	$125,965	$137,383
Money market funds	337,751	384,739

Total cash and equivalents	463,716	522,122

Marketable securities:
Available-for-sale securities:
Auction rate securities — student loan backed	129,990	139,239
Auction rate securities — municipal authority bonds	20,840	27,294

Total available-for-sale securities	150,830	166,533

Trading securities:
Auction rate securities — UBS — student loan backed	49,671	50,589
Auction rate securities — UBS — municipal authority bonds	11,863	11,959

Total trading securities	61,534	62,548

Total marketable securities	212,364	229,081

Rabbi Trust assets: (1)
Money market funds	687	473
Municipal notes and bonds	18,617	18,804
Trust-owned life insurance policies (at cash surrender value)	36,996	32,549

Total Rabbi Trust assets	56,300	51,826

Total cash and equivalents and investments	$732,380	$803,029

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets.
Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At May 2, 2009 and January 31, 2009, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 10 to 34 years. Each investment in student loans is fully insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both.
The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of May 2, 2009 were as follows:

		Temporary	Other-Than-Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value
Available-for-sale securities:
Auction rate securities — student loan backed	$151,550	$(21,560)	$—	$129,990
Auction rate securities — municipal authority bonds	28,575	(7,735)	—	20,840

Total available-for-sale securities	180,125	(29,295)	—	150,830

Trading securities:
Auction rate securities — UBS — student loan backed	61,500	—	(11,829)	49,671
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,137)	11,863

Total trading securities	76,500	—	(14,966)	61,534

Total	$256,625	$(29,295)	$(14,966)	$212,364

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than the cost. Significant judgment is required to determine if impairment is other-than-temporary. As of May 2, 2009, the Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of the Condensed Consolidated Balance Sheet date, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of significant deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; and (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the available-for-sale ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against earnings. The available-for-sale securities continue to accrue interest and be auctioned until one of the following: the auction succeeds; the issuer calls the securities; or the securities mature.
On November 13, 2008, the Company executed an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million (“UBS ARS”) as of May 2, 2009 and January 31, 2009. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008. The Company received a right (“Put Option”) to sell the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intention to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. As a result, the Company transferred the UBS ARS with a par value of $76.5 million from available-for-sale securities to trading securities and simultaneously recognized an other-than-temporary impairment of $14.0 million in Other Operating Income, Net in the fourth quarter of Fiscal 2008. An additional $1.0 million was recorded in Other Operating (Loss) Income, Net in the first quarter of Fiscal 2009 as an other-than-temporary impairment related to the UBS ARS.
See Note 5, “Fair Value” for further discussion on the valuation of the ARS.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for either of the thirteen week periods ended May 2, 2009 and May 3, 2008. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $1.2 million and $0.9 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively, recorded in Interest Income, Net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

5.	FAIR VALUE
Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities and any other assets or liabilities measured at fair value on a recurring basis. Effective February 1, 2009, the Company adopted SFAS No. 157 for assets and liabilities measured at fair value on a non-recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a three-level hierarchy for fair value measurements, which prioritizes valuation inputs as follows:
•	Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets.

•	Level 2 — inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.

•	Level 3 — inputs to the valuation methodology are unobservable.
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of May 2, 2009
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$338,438	$—	$—	$338,438
Auction rate securities — Available-for-Sale	—	—	150,830	150,830
Auction rate securities — Trading	—	—	61,534	61,534
Put Option	—	—	13,551	13,551
Municipal bonds held in the Rabbi Trust	18,617	—	—	18,617
Long-lived assets held and used (2)	—	—	4,125	4,125

Total assets measured at fair value	$357,055	$—	$230,040	$587,095

LIABILITIES:
Derivative financial instruments	$—	$1,083	$—	$1,083

(1)	Includes $337.7 million in money market funds included in Cash and Equivalents and $0.7 million of money market funds held in the Rabbi Trust which are included in Other Assets on the Condensed Consolidated Balance Sheet.

(2)	Includes non-financial long-lived assets that are measured at fair value on a nonrecurring basis.
The level 2 assets consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, reduced for any counterparty risk.
The level 3 assets primarily include investments in insured student loan backed ARS and insured municipal authority bonds ARS, which include both the available-for-sale and trading ARS, and were transferred from level 2 in the first quarter of Fiscal 2008 as a result of a change in market conditions. Additionally, level 3 assets include the Put Option related to the UBS Agreement, as well as, certain long-lived assets that are measured at fair value on a non-recurring basis.

As a result of the market failure and lack of liquidity in the current ARS market, ARS were valued using a discounted cash flow model to determine the estimated fair value of these securities as of May 2, 2009. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; or (3) the principal has reached maturity. The Company utilized a term of five years to value its securities. The Company also includes a marketability discount which takes into account the lack of activity in the current ARS market.
As of May 2, 2009, approximately 63% of the Company’s ARS were “AAA” rated and approximately 36% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” rating, in each case as rated by one or more of the major credit rating agencies.
The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of May 2, 2009, adjusted for counterparty risk. The realized gain on the UBS Put Option was $1.2 million and $12.3 million for the period ended May 2, 2009 and January 31, 2009, respectively. The gain during the fiscal period ended January 31, 2009 represented the initial recognition of the Put Option; whereas, the gain during the quarterly period ended May 2, 2009 represented the change in the fair value of the Put Option. The present value was calculated using a discount rate that incorporates an AAA Corporate bond rate and the credit default swap rate for UBS.
The fair value of long-lived assets in the above table was determined at the store level primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, then market exit price based on historical experience was used to determine the fair value by asset type.

The table below includes a roll forward of the Company’s level 3 assets from January 31, 2009 to May 2, 2009. When a determination is made to classify an asset within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets may include observable components.

	Significant Unobservable Inputs (Level 3)
	Available-for-sale	Trading	Put	Long-lived Assets
(in thousands)	ARS	ARS	Option	Held and Used	Total
Fair value, January 31, 2009	$166,533	$62,548	$12,309	$—	$241,390
Purchases	—	—	—	—	—
Redemptions	(14,600)	—	—	—	(14,600)
Tranfers (out)/in	—	—	—	54,856	54,856
Gains and losses, net:
Reported in earnings	—	(1,014)	1,242	—	228
Reported in Other Comprehensive Loss	(1,103)	—	—	—	(1,103)
Impairement reported in earnings	—	—	—	(50,731)	(50,731)

Fair value, May 2, 2009	$150,830	$61,534	$13,551	$4,125	$230,040

On February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. In Fiscal 2008, the Company elected the fair value option for the Put Option related to the Company’s UBS ARS. The Company recognized the fair value of the Put Option as an asset within Other Assets on the accompanying Condensed Consolidated Balance Sheet and the related gain within Other Operating Income, Net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. The fair value of the Put Option was $13.6 million and $12.3 million as of May 2, 2009 and January 31, 2009, respectively.
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
The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated cost effect of future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $35.3 million, $9.1 million and $36.3 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively. The valuation reserve at January 31, 2009 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.

Additionally, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $12.1 million, $10.8 million and $15.0 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
The inventory balance was $274.7 million, $372.4 million and $347.6 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
7.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	May 2, 2009	January 31, 2009
Property and equipment, at cost	$2,379,811	$2,339,284
Accumulated depreciation and amortization	(1,033,738)	(940,629)

Property and equipment, net	$1,346,073	$1,398,655

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. As a result of a strategic review the Company began conducting of the RUEHL business during the first quarter of Fiscal 2009, the Company determined that in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, a triggering event occurred during the thirteen weeks ended May 2, 2009, which required the Company to evaluate RUEHL related long-lived assets for potential impairment. As a result of this assessment, the Company incurred non-cash impairment charges recorded within stores and distribution expense and marketing, general and administrative expense of $47.7 million and $3.0 million, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. As of May 2, 2009, total RUEHL long-lived assets were $4.1 million, after reflecting a non-cash impairment charge of $50.7 million.
8.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	May 2, 2009	January 31, 2009
Deferred lease credits	$518,273	$514,041
Amortized deferred lease credits	(268,911)	(259,705)

Total deferred lease credits, net	$249,362	$254,336

9.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended May 2, 2009. The effective tax rate for the thirteen weeks ended May 2, 2009 was a benefit of 35.4% as compared to an expense of 36.8% for the Fiscal 2008 comparable period.
Cash payments of income taxes made during the thirteen weeks ended May 2, 2009 and May 3, 2008 were approximately $17.8 million and $89.6 million, respectively.
The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of certain foreign subsidiaries. A portion of these net operating loss carryovers begin expiring in the year 2013 and some have an indefinite carry forward period. As of May 2, 2009 and January 31, 2009, the valuation allowance totaled $1.9 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
10.	LONG-TERM DEBT
On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (the “Credit Agreement”) under which up to $450 million is available. The primary purposes of the Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.
The Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) as then in effect plus 1/2 of 1%. The facility fees payable under the Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.225% per annum based on the Leverage Ratio for the most recent determination date. In addition, a utilization fee is payable under the Credit Agreement when the aggregate credit facility exposure, excluding trade letters of credit, exceeds 50% of the total lender commitments then in effect, at a rate per annum equal to 0.100% of the aggregate credit facility exposure for each day it is at such a level. No utilization fee had been incurred as of May 2, 2009.
The Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at any time. The Credit Agreement also requires that the ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at any time. The Company was in compliance with the applicable ratio requirements at May 2, 2009.

The terms of the Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default, the lenders will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company, and declare any then outstanding loans due and payable immediately.
The Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $26.3 million and $21.1 million were outstanding on May 2, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $16.7 million and $16.9 million were outstanding on May 2, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (“UBS Credit Line”) under which up to $49.5 million may be available, subject to adjustment from time-to-time. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date.
As security for the payment and performance of the Company’s obligations under the UBS Credit Line, the UBS Credit Line provides that the Company grants a security interest to UBS Bank USA, as lender, in each account of the Company at UBS Financial Services Inc. that is identified as a Collateral Account (as defined in the UBS Credit Line), as well as any and all money, credit balances, securities, financial assets and other investment property and other property maintained from time-to-time in any Collateral Account, any over-the-counter options, futures, foreign exchange, swap or similar contracts between the Company and UBS Financial Services Inc. or any of its affiliates, any and all accounts of the Company at UBS Bank USA or any of its affiliates, any and all supporting obligations and other rights relating to the foregoing property, and any and all interest, dividends, distributions and other proceeds of any of the foregoing property, including proceeds of proceeds.
Because certain of the Collateral consists of ARS (as defined in the UBS Credit Line), the UBS Credit Line provides further that the interest rate payable by the Company will reflect any changes in the composition of such ARS Collateral (as defined in the UBS Credit Line) as may be necessary to cause the interest payable by the Company under the UBS Credit Line to equal the interest or dividend rate payable to the Company by the issuer of any ARS Collateral.
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
The Company had $100.0 million outstanding under the Credit Agreement as of May 2, 2009 and January 31, 2009. The average interest rate for the thirteen week period ended May 2, 2009 was 1.6%. The Company classified the debt as a long-term liability on the Company’s Condensed Consolidated Balance Sheet. No borrowings were outstanding under the UBS Credit Line as of May 2, 2009.

11.	DERIVATIVES
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All derivative instruments are recorded at fair value on the Condensed Consolidated Balance Sheets as either Other Assets or Other Liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as a hedge and qualifies for hedge accounting treatment. As of May 2, 2009, all derivative instruments were designated as hedges and qualified for hedge accounting treatment. There were no outstanding derivative instruments as of January 31, 2009.
In order to qualify for hedge accounting, a derivative must be considered highly effective at offsetting either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.
For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Loss (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well changes in the fair value of the derivative’s time value is recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of May 2, 2009.
The Company’s cash flow hedges consist of hedges of the settlement of foreign denominated receivables resulting from forecasted foreign denominated receivables resulting from forecasted foreign denominated inter-company inventory sales. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of May 2, 2009, the maximum length of time over which forecasted foreign denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated OCI. Substantially all of the unrealized gain at May 2, 2009 will be recognized in costs of goods sold over the next three months at the values at the date the contract was settled.

The Company also nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the requirements of FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts,” as amended by FIN 41, “Offsetting Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”
As of May 2, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign denominated inter-company inventory sales and the resulting settlement of the foreign denominated inter-company accounts receivables:

Notional Amount
Currency	(in thousands)
Canadian dollar (CAD)	$9,700
Brittish Pound (GBP)	$13,680
The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of May 2, 2009 and January 31, 2009 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
	Location	May 2, 2009	January 31, 2009	Location	May 2, 2009	January 31, 2009
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Assets	$—	$—	Other Liabilities	$1,083	$—

The Company did not have any derivatives that were not designated as hedging instruments outstanding as of May 2, 2009 or January 31, 2009.
The location and amounts of derivative gains and losses for the thirteen weeks ended May 2, 2009 and May 3, 2008 on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income are as follows:

Amount of Loss
			Location of Gain	Amount of Gain or		Location of Loss Recognized	Recognized in Earnings
			(Loss) Reclassified	(Loss) Reclassified		in Earnings on Derivative	Derivative (Ineffective
	Amount of Loss Recognized		from Accumulated	from Accumulated		(Ineffective Portion and	Portion and Amount
	in OCI on Derivative		OCI into Earnings	OCI into Earnings		Amount Excluded from	Excluded from
	Contracts (Effective Portion)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	(a)			(b)			(c)
	May 2, 2009	May 3, 2008		May 2, 2009	May 3, 2008		May 2, 2009	May 3, 2008
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(612)	$(396)	Cost of Goods Sold	$1,436	$(338)	Other Operating Income, Net	$(234)	$(84)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from OCI to earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen weeks ended May 2, 2009 and May 3, 2008.
The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

12.	CONTINGENCIES
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.
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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report, on March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
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
13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), that provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance when a transaction is not deemed an orderly transaction. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and will be adopted by the Company beginning in the second quarter of Fiscal 2009. Although the Company will continue to evaluate the application of FSP 157-4, the Company does not believe adoption will have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), that amends previous guidance to make it more operational and to improve the related presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and will be adopted by the Company beginning in the second quarter of Fiscal 2009. Although the Company will continue to evaluate the application of FSP FAS 115-2 and FAS 124-2, the Company does not believe adoption will have a material impact on the Consolidated Financial Statements.
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 is effective for annual periods ending after December 15, 2009 and will be effective for the Company on January 31, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS No. 132(R)-1 on the disclosures in the Company’s Consolidated Financial Statements.
14.	SUBSEQUENT EVENTS
Subsequent to May 2, 2009, the Company borrowed $26.1 million, under its Credit Agreement in order to fund local currency denominated commitments. See Note 10 “Long-Term Debt” for further discussion of the Credit Agreement.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 2, 2009, and the related condensed consolidated statements of operations and comprehensive (loss) income for each of the thirteen week periods ended May 2, 2009 and May 3, 2008 and the condensed consolidated statement of cash flows for the thirteen week periods ended May 2, 2009 and May 3, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2009, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 9, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2009” represent the 52-week fiscal year that will end on January 30, 2010, and to “Fiscal 2008” represent the 52-week fiscal year that ended January 31, 2009.
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
Abercrombie & Fitch is rooted in East Coast traditions and Ivy League heritage, the essence of privilege and casual luxury. Abercrombie and Fitch is a combination of classic and sexy creating an atmosphere that is confident and just a bit provocative. abercrombie directly follows in the footsteps of its older sibling, Abercrombie & Fitch. abercrombie has an energetic attitude and is popular, wholesome and athletic – the signature of All-American cool. Hollister is young, spirited, with a sense of humor and brings Southern California to the world. RUEHL personifies the post-grad that has arrived in Greenwich Village, New York City to live the dream. RUEHL embraces its culture and artistic nature and defines the aspirational New York City lifestyle. Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly Hicks is classic and vibrant, always confident and is the All-American brand with a Sydney sensibility.
RESULTS OF OPERATIONS
The Company is in the process of conducting a strategic review of its RUEHL operations, including a comprehensive review and evaluation of operating performance, as well as the related real estate portfolio. The strategic review resulted in a triggering event requiring a review of RUEHL long-lived assets for impairment which resulted in a non-cash pre-tax impairment charge of $50.7 million, 8.3% of net sales, in the first quarter of Fiscal 2009. The Company may incur additional material charges dependent on the outcome of the strategic review, including additional operating expenses and expenses related to the potential impact on the annual effective tax rate.

During the first quarter of Fiscal 2009, net sales decreased 24% to $612.1 million from $800.2 million in the first quarter of Fiscal 2008. Operating loss was $93.1 million in the first quarter of Fiscal 2009, including a non-cash charge of $50.7 million, 8.3% of net sales, associated with the impairment of long-lived assets as a result of a strategic review conducted on the RUEHL business, compared to operating income of $90.6 million in the first quarter of Fiscal 2008. The Company had a net loss of $59.2 million in the first quarter of Fiscal 2009 compared to net income of $62.1 million in the first quarter of Fiscal 2008. Net loss per basic and diluted share was $0.68 in the first quarter of Fiscal 2009 compared to net income per diluted share of $0.69 in the first quarter of Fiscal 2008. The net loss per basic and diluted share for the first quarter of Fiscal 2009 included the impact of a non-cash after-tax charge of approximately $0.37 per basic and diluted share associated with the impairment of RUEHL related assets. On a full year basis, the marginal tax rate associated with the impairment of the RUEHL related assets is estimated to be 39%.
Net cash provided by operating activities, the Company’s primary source of liquidity, was $13.0 million for the thirteen weeks ended May 2, 2009. This source of cash was primarily driven by results from operations adjusted for non-cash items including depreciation and amortization, impairment charges and deferred taxes, and the decrease in inventories on hand in response to declining sales, offset by a corresponding decreases in accounts payable and accrued expenses largely attributable to the reduction in inventory levels. The Company also had a use of cash of $58.7 million related to capital expenditures, driven by store related expenditures. As of May 2, 2009, the Company had $463.7 million in cash and equivalents, and outstanding debt and letters of credit of $143.0 million.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represent the amounts shown in the Company’s condensed consolidated statements of operations for the thirteen week periods ended May 2, 2009 and May 3, 2008, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
NET SALES	100.0%	100.0%

Cost of Goods Sold	36.7%	33.2%

GROSS PROFIT	63.3%	66.8%

Stores and Distribution Expense(1)	63.6%	42.7%
Marketing, General and Administrative Expense(2)	15.1%	13.1%
Other Operating Income, Net	(0.2)%	(0.4)%

OPERATING (LOSS) INCOME	(15.2)%	11.3%
Interest Income, Net	(0.2)%	(1.0)%

(LOSS) INCOME BEFORE TAXES(3)	(15.0)%	12.3%
Tax (Benefit) Expense	(5.3)%	4.5%

NET (LOSS) INCOME(4)	(9.7)%	7.8%

(1)	Includes a non-cash impairment charge of $47.7 million, 7.8% of net sales, related to the strategic review of the Company’s RUEHL operations.

(2)	Includes a non-cash impairment charge of $3.0 million, 0.5% of net sales, related to the strategic review of the Company’s RUEHL operations.

(3)	Includes an $18.3 million tax benefit, 3.0% of net sales, related to the strategic review of the Company’s RUEHL operations.

(4)	Includes an impact of $32.4 million, 5.3% of net sales, related to the strategic review of the Company’s RUEHL operations.

Financial Summary
The following summarized financial and statistical data compare the thirteen week period ended May 2, 2009 to the thirteen week period ended May 3, 2008:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008	% Change

Net sales by brand (in thousands)	$612,136	$800,178	(24)%
Abercrombie & Fitch	$264,666	$357,724	(26)%
abercrombie	$69,101	$96,179	(28)%
Hollister	$262,427	$330,167	(21)%
RUEHL	$10,407	$13,039	(20)%
Gilly Hicks **	$5,535	$3,069	80%

Increase/(decrease) in comparable store sales*	(30)%	(3)%
Abercrombie & Fitch	(26)%	3%
abercrombie	(33)%	(7)%
Hollister	(32)%	(8)%
RUEHL	(34)%	(17)%

Retail sales increase attributable to new and remodeled stores and websites	6%	11%
Net retail sales per average store (in thousands)	$492	$699	(30)%
Abercrombie & Fitch	$658	$894	(26)%
abercrombie	$293	$427	(31)%
Hollister	$474	$676	(30)%
RUEHL	$314	$494	(36)%

Net retail sales per average gross square foot	$69	$98	(30)%
Abercrombie & Fitch	$74	$101	(27)%
abercrombie	$64	$94	(32)%
Hollister	$70	$101	(31)%
RUEHL	$34	$53	(36)%

Transactions per average retail store	8,099	11,063	(27)%
Abercrombie & Fitch	8,278	10,751	(23)%
abercrombie	4,855	6,616	(27)%
Hollister	9,558	13,501	(29)%
RUEHL	3,937	6,115	(36)%

Average retail transaction value	$60.78	$63.18	(4)%
Abercrombie & Fitch	$79.52	$83.15	(4)%
abercrombie	$60.39	$64.58	(6)%
Hollister	$49.56	$50.05	(1)%
RUEHL	$79.87	$80.78	(1)%

Average units per retail transaction	2.36	2.44	(3)%
Abercrombie & Fitch	2.33	2.43	(4)%
abercrombie	2.76	2.80	(2)%
Hollister	2.26	2.36	(4)%
RUEHL	2.33	2.43	(4)%

Average unit retail sold	$25.76	$25.89	(1)%
Abercrombie & Fitch	$34.19	$34.22	(0)%
abercrombie	$21.90	$23.06	(5)%
Hollister	$21.96	$21.21	4%
RUEHL	$34.34	$33.24	3%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen-week periods ended May 2, 2009 and May 3, 2008 reflect the activity of 16 and 5 stores, respectively. Operational data were deemed immaterial for inclusion in the table.

CURRENT TRENDS AND OUTLOOK
The first quarter retail environment proved to be difficult for the Company. The Company believes that the current headwinds it is facing in consumer spending and fashion trends are likely to be temporary. However, the Company is approaching the current conditions with a conservative mindset until there is a clear improvement in the environment. The Company sees Fiscal 2009 as a transitional year and is focusing on laying the groundwork for international growth and continuing to review its cost structure.
The Company continues to be encouraged with the results of its international expansion. The Abercrombie & Fitch London flagship continues to perform well and U.K. Hollister mall-based stores opened at productivity levels significantly higher than the average U.S. store. Encouraged by these results, the Company anticipates an accelerated opening schedule for European mall-based Hollister stores in 2010 and 2011.
In an effort to drive sales improvement, actions are also being taken to improve product and pricing. The Company is currently planning for reductions in average unit retail while remaining committed to protecting initial markup and quality product. In addition, the Company believes that it can adapt its style to current trends that are performing well in female fashion. The Company expects to begin to benefit from reductions in average unit retail and reactions to female fashion trends partly in Fiscal 2009, but more significantly in 2010.
During the first quarter, the Company continued to implement changes in the cost structure that resulted in more efficient operations and significant cost reductions in operating expenses. While the Company expects to benefit from these cost reductions going forward, the level of expenses incurred is related to fluctuating sales levels. In addition, the Company will begin to anniversary Fiscal 2008 savings during the Fall season.
The Company is in the process of conducting a strategic review of its RUEHL operations, including a comprehensive review and evaluation of operating performance, as well as the related real estate portfolio. The strategic review resulted in a triggering event requiring a review of RUEHL long-lived assets for impairment which resulted in a non-cash pre-tax impairment charge of $50.7 million, 8.3% of net sales, in the first quarter of Fiscal 2009. The Company may incur additional material charges in future periods dependent on the outcome of the strategic review, including additional operating expenses and expenses related to the potential impact on the annual effective tax rate.
In managing the business in 2009, the Company will continue to concentrate on protecting the brands, growing internationally, and preserving cash, in a disciplined and controlled way.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2009 were $612.1 million, a decrease of 24% from net sales of $800.2 million during the first quarter of Fiscal 2008. The net sales decrease was attributed to a 30% decrease in comparable store sales and a 21% decrease in the direct-to-consumer business, partially offset by the net addition of 79 stores.
Abercrombie & Fitch comparable store sales decreased 26% with women’s comparable store sales decreasing by a low thirty and men’s comparable store sales decreasing by a mid teen. At abercrombie, comparable store sales decreased 33% with girls decreasing by a high thirty and guys decreasing by a high twenty. At Hollister, comparable store sales decreased 32% with bettys declining by a high thirty and dudes declining by a low twenty. RUEHL comparable store sales decreased 34% with women’s comparable store sales decreasing by high thirty and men’s comparable store sales decreasing by a high twenty.
Regionally, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were positive in the Abercrombie & Fitch London flagship store.
From a merchandise classification standpoint across all brands, stronger performing masculine categories included denim, fragrance and fleece, while graphic tees and shorts were the weakest. In the feminine businesses, across all brands, woven shirts and sweaters were stronger categories, while knit tops, fleece, graphic tees and shorts were the primary drivers of the negative comparable store sales results.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the first quarter of Fiscal 2009 were $49.1 million, a decrease of 21% from Fiscal 2008 first quarter net merchandise sales of $62.5 million. Shipping and handling revenue for the corresponding periods was $8.6 million in Fiscal 2009 and $10.5 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.4% of total net sales in the first quarter of Fiscal 2009 compared to 9.1% in the first quarter of Fiscal 2008.
Gross Profit
Gross profit for the first quarter of Fiscal 2009 was $387.7 million compared to $534.2 million for the comparable period in Fiscal 2008. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2009 was 63.3%, down 350 basis points from the first quarter of Fiscal 2008 rate of 66.8%. The decrease in the gross profit rate was attributable to a higher markdown rate for the first quarter of Fiscal 2009 compared to the first quarter of Fiscal 2008.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2009 was $389.6 million compared to $341.8 million for the comparable period in Fiscal 2008. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2009 was 63.6%, up 20.9% from 42.7% in the first quarter of Fiscal 2008. Although the Company was able to achieve savings in store payroll, direct to consumer and other variable expenses, the reduction in those expenses was less than the rate of sales decline and not enough to offset increases in rent, depreciation and other occupancy costs and a non-cash impairment charge associated with RUEHL related long-lived assets. The increase in rent, depreciation and other occupancy costs was primarily attributed to new store openings during Fiscal 2008 and an increase in pre-opening rent expense.

As a result of a strategic review the Company began conducting of the RUEHL business during the first quarter of Fiscal 2009, the Company determined that a triggering event occurred, which required the Company to evaluate RUEHL related long-lived assets for potential impairment. As a result of this assessment, the Company incurred non-cash impairment charges of approximately $47.7 million, 7.8% of net sales, included in stores and distribution expense to write down the carrying values of stores related long-lived assets to their estimated fair values. The remaining non-cash impairment charge of $3.0 million related to the strategic review of the RUEHL business was included in marketing, general and administrative expense. Long-lived assets are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2009 was $92.5 million compared to $104.7 million during the same period in Fiscal 2008. For the first quarter of Fiscal 2009, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 15.1% compared to 13.1% for the first quarter of Fiscal 2008. The Company was able to achieve cost savings in the first quarter of Fiscal 2009 related to employee compensation and benefits, travel, outside services and marketing.
The first quarter of Fiscal 2009’s marketing, general and administrative expense included a $3.0 million non-cash impairment charge, 0.5% of net sales, to write down the carrying value of the Company’s RUEHL prototype store, located at the home office, to its estimated fair value as a result of the strategic review being conducted on the RUEHL business.
Other Operating Income, Net
First quarter other operating income for Fiscal 2009 was $1.3 million compared to $2.9 million for the first quarter of Fiscal 2008. The decrease was driven primarily by a gain on the trade-in of an airplane in the first quarter of Fiscal 2008.
Operating (Loss) Income
Operating loss for the first quarter of Fiscal 2009 was $93.1 million compared to operating income of $90.6 million in the first quarter of Fiscal 2008. The operating (loss) income rate (operating (loss) income divided by net sales) was a loss of 15.2% for the first quarter of Fiscal 2009 compared to income of 11.3% for the first quarter of Fiscal 2008.
Interest Income, Net and Tax (Benefit) Expense
First quarter interest income was $2.1 million in Fiscal 2009, offset by interest expense of $0.7 million, compared to interest income of $7.9 million, offset by interest expense of $0.3 million in the first quarter of Fiscal 2008. The decrease in interest income was primarily due to a lower average rate of return on investments. The increase in interest expense was due to borrowings made under the unsecured credit agreement in Fiscal 2008.
The effective tax rate for the first fiscal quarter of Fiscal 2009 was a benefit of 35.4%, compared to an expense of 36.8% for the first quarter of Fiscal 2008. The first quarter 2009 effective tax rate was lower than the prior year as a result of recording interest on liabilities related to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Tax – An Interpretation of FASB Statement No. 109” (“FIN 48”) and recording a valuation allowance on certain foreign net operating losses in the first quarter of Fiscal 2009. The Company anticipates an annual effective tax rate of approximately 38% to 39%. The annual effective tax rate may be affected, among other things, by the effect of any changes resulting from the outcome of the RUEHL strategic review.

Net (Loss) Income and Net (Loss) Income per Share
Net loss for the first quarter of Fiscal 2009 was $59.2 million compared to net income of $62.1 million for the first quarter of Fiscal 2008. Net loss per basic and diluted share for the first quarter of Fiscal 2009 was $0.68 compared to net income per diluted share of $0.69 for the same period of Fiscal 2008. The net loss per basic and diluted share for the first quarter of Fiscal 2009 included the impact of a non-cash after-tax charge of approximately $0.37 per basic and diluted share associated with the impairment of RUEHL related assets. On a full year basis, the marginal tax rate associated with the impairment of the RUEHL related assets is estimated to be 39%.
FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $463.7 million in cash and equivalents available as of May 2, 2009, as well as an additional $350 million available (less outstanding letters of credit) under its unsecured credit agreement and $49.5 million under the Company’s secured, uncommitted, demand line of credit, both described in Note 10, “Long-Term Debt” of the Condensed Consolidated Financial Statements. The unsecured credit agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio. If circumstances occur that would lead to the Company failing to meet those covenants and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	May 2, 2009	January 31, 2009

Working capital	$613,238	$635,028

Capitalization:
Shareholders’ equity	$1,771,406	$1,845,578

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, was a source of cash of $13.0 million for the thirteen weeks ended May 2, 2009 compared to a use of cash of $17.2 million for the thirteen weeks ended May 3, 2008. The increase in cash provided by operating activities was primarily driven by decreased inventories on hand, in response to declining sales, partially offset by a decrease in accounts payable and accrued expenses, substantially related to the reduced inventory levels, and lower tax payments related to lower net income. These increases were also partially offset by the net loss reported in Fiscal 2009 compared to the net income reported in Fiscal 2008.
Investing Activities
Cash outflows from investing activities were for capital expenditures primarily related to new store construction and other construction in progress (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures primarily related to a reduction in new domestic mall-based store openings planned for Fiscal 2009 as a result of the down turn in the economy. Cash inflows from investing activities consisted of proceeds from the sale of marketable securities.

Financing Activities
Financing activities for the thirteen week period ended May 2, 2009 consisted primarily of $15.3 million related to the payment of the $0.175 per share quarterly dividend on March 17, 2009 and the decrease in outstanding checks.
As of May 2, 2009, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock. A&F did not repurchase any shares of A&F’s Common Stock during the thirteen weeks ended May 2, 2009.
The Company had $100.0 million outstanding under its unsecured credit agreement on May 2, 2009 and January 31, 2009. The average interest rate for the thirteen weeks ended May 2, 2009 was 1.6%. As of May 2, 2009, the Company had an additional $350 million available (less outstanding letters of credit) under its unsecured credit agreement. The unsecured credit agreement requires that the Leverage Ratio (as defined in the unsecured credit agreement) not be greater than 3.75 to 1.00 at any time. The unsecured credit agreement also requires that the Coverage Ratio (as defined in the unsecured credit agreement) for A&F and its subsidiaries on a consolidated basis of (i) consolidated earnings before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination, and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at any time. The Company was in compliance with all covenants as of May 2, 2009 and January 31, 2009.
The unsecured credit agreement is more fully described in Note 10, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $26.3 million and $21.1 million were outstanding on May 2, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $16.7 million and $16.9 million were outstanding on May 2, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.
Off Balance Sheet Arrangements

As of May 2, 2009, the Company did not have any off balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. As of May 2, 2009, there had been no material changes in the Company’s contractual obligations from those as of January 31, 2009, other than those which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

January 31, 2009	356	212	515	28	14	1,125

New	—	2	1	1	2	6

Remodels/Conversions (net activity)	—	—	—	—	—	—

Closed	(2)	(2)	(1)	—	—	(5)

May 2, 2009	354	212	515	29	16	1,126

Gross Square Feet (thousands)

January 31, 2009	3,164	976	3,474	262	146	8,022

New	—	14	7	5	15	41

Remodels/Conversions (net activity)	—	—	—	—	—	—

Closed	(20)	(9)	(6)	—	—	(35)

May 2, 2009	3,144	981	3,475	267	161	8,028

Average Store Size	8,881	4,627	6,748	9,207	10,063	7,130

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

February 2, 2008	359	201	450	22	3	1,035

New	1	2	10	1	2	16

Remodels/Conversions (net activity)	—	—	—	—	—	—

Closed	(3)	(1)	—	—	—	(4)

May 3, 2008	357	202	460	23	5	1,047

Gross Square Feet (thousands)

February 2, 2008	3,167	917	3,015	204	34	7,337

New	18	8	62	14	23	125

Remodels/Conversions (net activity)	—	—	—	—	—	—

Closed	(23)	(2)	—	—	—	(25)

May 3, 2008	3,162	923	3,077	218	57	7,437

Average Store Size	8,857	4,569	6,689	9,478	11,400	7,103

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $58.7 million and $91.2 million for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively. Additionally, the non-cash accrual for construction in progress decreased $1.4 million for the thirteen week period ended May 2, 2009 compared to an increase of $17.1 million for the thirteen week period ended May 3, 2008. Capital expenditures related primarily to new store construction, store remodels and refreshes, and other store related projects. The balance of capital expenditures are related to various home office and distribution center projects.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the thirteen week periods ended May 2, 2009 and May 3, 2008, the Company received $7.5 million and $11.5 million in construction allowances, respectively.
During Fiscal 2009, the Company anticipates capital expenditures of approximately $200 million, or slightly lower. Approximately $155 million of this amount is allocated to new store construction, store refreshes and remodels and approximately $45 million is allocated to information technology, distribution center and other home office projects.
During Fiscal 2009, the Company expects to open a total of 24 new stores, across all brands, both domestically and internationally. Domestically, the Company expects the addition of two new abercrombie stores, four new Hollister mall-based stores and the Hollister flagship in Soho, two new Gilly Hicks stores and two new outlet stores. Internationally, the Company remains on track to open Abercrombie & Fitch and abercrombie flagships in Milan, and an Abercrombie & Fitch flagship in Tokyo. The Company also plans to open seven new mall-based Hollister stores in the United Kingdom, one mall-based Hollister store in Germany and one mall-based Hollister store in Italy, and one abercrombie store in Canada. The Company has taken possession of a store location in Copenhagen and is currently reviewing its plans for that location.
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
The Company’s significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $5.7 million, $9.1 million and $8.5 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At May 2, 2009 and January 31, 2009, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $46.8 million and $57.5 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
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
The use of the discounted cash flow model resulted in a cumulative impairment of $44.3 million, consisting of a temporary impairment of $29.3 million, recorded as a component of accumulated other comprehensive income (loss) related to the Company’s available-for-sale ARS and a $15.0 million cumulative other-than-temporary impairment related to the Company’s trading ARS. For the thirteen weeks ended May 2, 2009, the Company recognized a temporary impairment of $1.1 million, recorded as a component of accumulated other comprehensive loss related to available-for-sale ARS and a $1.0 million other-than-temporary impairment related to the Company’s trading ARS as a component of Other Operating Income, Net. See further discussion in Note 4, “Cash and Equivalents and Investments” and Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements.
Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” states that an investment is considered impaired when the fair value is less than cost. Significant judgment is required to determine if impairment is other-than-temporary. As of May 2, 2009, the Company deemed the unrealized loss on the available-for-sale ARS to be temporary based primarily on the following: (1) as of May 2, 2009, the Company had the ability and intent to hold the impaired securities to maturity; (2) the lack of significant deterioration in the financial performance, credit rating or business prospects of the issuers; (3) the lack of evident factors that raise significant concerns about the issuers’ ability to continue as a going concern; and (4) the lack of significant changes in the regulatory, economic or technological environment of the issuers. If it becomes probable that the Company will not receive 100% of the principal and interest as to any of the available-for-sale ARS or if events occur to change any of the factors described above, the Company will be required to recognize an other-than-temporary impairment charge against net (loss) income.

Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield a 2% decrease in fair value and a 50 basis point decrease in the market required rate of return will yield a 2% increase in fair value.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $35.3 million, $9.1 million and $36.3 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively. The valuation reserve at January 31, 2009 reflects the estimated markdowns, at cost, necessary to sell through fashion carryover inventory on-hand at the end of the Fall season.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $12.1 million, $10.8 million and $15.0 million at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
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
Long-lived assets are reviewed at the store level periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net assets through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. As a result of a strategic review the Company began conducting of the RUEHL business in the first quarter of Fiscal 2009, the Company determined that a triggering event occurred, which required the Company to evaluate RUEHL related long-lived assets for potential impairment. As a result of this assessment, the Company incurred non-cash pre-tax impairment charges of approximately $50.7 million, 8.3% of net sales, that were recognized during the first quarter of Fiscal 2009, including $47.7 million, 7.8% of net sales, recorded as a component of stores and distribution expense and $3.0 million, 0.5% of net sales, recorded as a component of marketing, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009.

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
Income Taxes — Income taxes are calculated in accordance with SFAS No. 109,”Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of certain foreign subsidiaries. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects judgment of expected tax liabilities within the various tax jurisdictions.
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
Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of other comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from foreign currency transactions included in the results of operations were immaterial for the thirteen weeks ended May 2, 2009 and May 3, 2008.

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
Equity Compensation Expense — The Company’s equity compensation expense related to restricted stock units is estimated by calculating the fair value of the restricted stock units granted as the market price of the underlying Common Stock on the date of grant, adjusted for expected dividend payments during the vesting period. The Company’s equity compensation expense related to stock options and stock appreciation rights is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option and stock appreciation right grants, which requires the Company to estimate the expected term of the stock option and stock appreciation right grants and expected future stock price volatility over the expected term. Estimates of the expected term, which represents the expected period of time the Company believes the stock options and stock appreciation rights will be outstanding, are based on historical information. Estimates of the expected future stock price volatility are based on the volatility of A&F’s Common Stock for the most recent historical period equal to the expected term of the stock option or the stock appreciation right. The Company calculates the historic volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits.
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in expected term or volatility will result in a higher fair valuation of stock option and stock appreciation right grants. Assuming all other assumptions disclosed in Note 2, “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements being equal, a 10% increase in term will yield a 4% increase in the Black-Scholes valuation for stock options and a 3% increase for stock appreciation rights, while a 10% increase in volatility will yield a 9% increase in the Black-Scholes valuation for stock options and a 9% increase for stock appreciation rights. The Company believes that changes in the expected term and volatility would not have a material effect on the Company’s results since the number of stock options and stock appreciation rights granted during the periods presented was not material.
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), that provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance when a transaction is not deemed an orderly transaction. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and will be adopted by the Company beginning in the second quarter of Fiscal 2009. Although the Company will continue to evaluate the application of FSP 157-4, the Company does not believe adoption will have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), that amends previous guidance to make it more operational and to improve the related presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and will be adopted by the Company beginning in the second quarter of Fiscal 2009. Although the Company will continue to evaluate the application of FSP FAS 115-2 and FAS 124-2, the Company does not believe adoption will have a material impact on the Consolidated Financial Statements.
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 is effective for annual periods ending after December 15, 2009 and will be effective for the Company on January 31, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS No. 132(R)-1 on the disclosures in the Company’s Consolidated Financial Statements.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2009 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	effects of the current financial crisis and general economic conditions which impact consumer confidence and purchases and the level of consumer discretionary spending and the fact that the current economic conditions may exacerbate some of the risks noted below including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and foreign currency exchange rate fluctuations;
•	effects of changes in the U.S. credit and lending market conditions;
•	loss of services of skilled senior executive officers;
•	ability to hire, train and retain qualified associates;
•	changes in consumer spending patterns and consumer preferences;
•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;
•	the impact of competition and pricing pressures;
•	availability and market prices of key raw materials;
•	interruption of the flow of merchandise from key vendors and manufacturers and the flow of merchandise to and from distributors;
•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;
•	availability of suitable store locations under appropriate terms;
•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;
•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;
•	disruptive weather conditions affecting consumers’ ability to shop;
•	effect of litigation exposure potentially exceeding expectations; and
•	estimates of expenses which the Company may incur in association with the potential closure of stores, including RUEHL operations.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 10 to 34 years. The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of May 2, 2009 were as follows:

		Temporary	Other-Than-Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value

Available-for-sale securities:
Auction rate securities — student loan backed	$151,550	$(21,560)	$—	$129,990
Auction rate securities — municipal authority bonds	28,575	(7,735)	—	20,840

Total available-for-sale securities	180,125	(29,295)	—	150,830

Trading securities:
Auction rate securities — UBS — student loan backed	61,500	—	(11,829)	49,671
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,137)	11,863

Total trading securities	76,500	—	(14,966)	61,534

Total	$256,625	$(29,295)	$(14,966)	$212,364

Approximately 63% of the Company’s ARS were “AAA” rated and approximately 36% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is fully insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If it becomes probable that the Company will not receive 100% of the principal and interest related to ARS, or the anticipated recovery in market value does not occur, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets to fair value.
On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of approximately $76.5 million as of May 2, 2009. By entering into the agreement, UBS received the right to purchase the UBS ARS at par, at anytime, commencing on November 13, 2008 and the Company received a Put Option to sell the UBS ARS back to UBS at par commencing on June 30, 2010. The UBS ARS were classified as trading securities as of May 2, 2009 and any future gains and losses related to changes in fair value will be recorded in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income in the period incurred. For the thirteen weeks ended May 2, 2009, the Company recognized an other-than-temporary impairment of $1.0 million related to the UBS ARS which was offset by a realized gain of $1.2 million related to the Put Option. The fair value of the Put Option as of May 2, 2009 was $13.6 million and was recognized as an asset within other assets on the Condensed Consolidated Balance Sheet. The Company is subject to counter-party risk related to agreement with UBS relating to the Company’s ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of May 2, 2009, total assets held in the Rabbi Trust were $56.3 million, which included $18.6 million of available-for-sale municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $37.0 million and $0.7 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $1.2 million and $0.9 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.
Interest Rate Risks
As of May 2, 2009, the Company had $100.0 million in long-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured credit agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the unsecured credit agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured credit agreement) as then in effect plus 1/2 of 1%. The average interest rate was 1.6% for the thirteen week period ended May 2, 2009. Additionally, as of May 2, 2009, the Company had $350 million available, less outstanding letters of credit, under its unsecured credit agreement. Assuming no changes in the Company’s financial structure, if market interest rates average an increase of 100 basis points over the next thirty-nine week period for Fiscal 2009 compared to the interest rates for the fifty-two week period ended January 31, 2009 for Fiscal 2008, interest expense for the fifty-two week period ended January 30, 2010 would increase by approximately $1.0 million. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured credit agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 30, 2010 may be different from the actual increase in interest expense from a 100 basis point increase in interest rates due to varying interest rate reset dates under the Company’s unsecured credit agreement.
Foreign Exchange Rate Risk
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chairman and Chief Executive Officer of A&F (the principal executive officer) and the Executive Vice President and Chief Financial Officer of A&F (the principal financial officer), as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2009. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 2, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 2, 2009 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A&F is a defendant in lawsuits arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the Court granted plaintiffs’ motion on May 21, 2009.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months (October, November and December of 2005), four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in certain previously disclosed derivative lawsuits, which concluded that there was no evidence to support the claims asserted and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report, on March 12, 2009, the Company’s motion was granted, and on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
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

ITEM 1A. RISK FACTORS
The Company’s risk factors as of May 2, 2009 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen week period ended May 2, 2009:

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet be
	Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased(1)	per Share(2)	or Programs(3)	Plans or Programs(4)
February 1, 2009 through February 28, 2009	6,269	$22.77	—	11,346,900

March 1, 2009 through April 4, 2009	108,035	$18.90	—	11,346,900

April 5, 2009 through May 2, 2009	742	$24.62	—	11,346,900

Total	115,046	$19.14	—	11,346,900

(1)	The total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended May 2, 2009 are an aggregate of 115,046 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended January 31, 2009. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

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

4.11
Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) party thereto, A&F, the Lenders (as defined in the Credit Agreement) party thereto and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

4.12	Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent *

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

10.5
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

10.6
Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).

10.7
Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) – as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.8
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

10.9
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

10.10
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

10.11
Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.12
Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.13
Form of Restricted Shares Award Agreement (No Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.14
Form of Restricted Shares Award Agreement (Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.15
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.16
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.17
Form of Stock Option Agreement used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.18
Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.19
Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.20
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.21
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.22
Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.23
Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.24
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

10.25
Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.26
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.27	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

10.28
Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

10.29
Form of Restricted Stock Unit Award Agreement for Employees used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

10.30
Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

10.31
Summary of Compensation Structure for Non-Employee Members of Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 – “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

10.32
Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.33
Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.34
Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).

10.35
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.36	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.37
Form of Stock Option Agreement to be used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.38
Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.39
Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

10.40	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

10.41
Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on and after February 12, 2009, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

10.42
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

10.43
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

10.44
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

10.45
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

10.46
Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

10.47
Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1(a) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

10.48
Credit Line Agreement – Demand Facility, effective March 6, 2009, between Abercrombie & Fitch Management Co. and UBS Bank USA, incorporated herein by reference to Exhibit 10.1(b) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

10.49
Addendum to Credit Line Account Application and Agreement, effective March 6, 2009, among Abercrombie & Fitch Management Co., UBS Bank USA and UBS Financial Services Inc., incorporated herein by reference to Exhibit 10.1(c) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).

10.50
Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) – as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 9, 2009	By:	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.12	Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.