Form 10-Q
period 2009-08-01
ABERCROMBIE & FITCH CO /DE/
filed 2009-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).) ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 4, 2009

$.01 Par Value	87,954,921 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

NET SALES	$648,459	$845,799	$1,260,595	$1,645,977

Cost of Goods Sold	217,456	252,830	441,908	518,842

GROSS PROFIT	431,003	592,969	818,687	1,127,135

Stores and Distribution Expense	367,199	360,719	756,798	702,507
Marketing, General and Administrative Expense	88,671	109,024	181,208	213,722
Other Operating Income, Net	(3,333)	(754)	(4,668)	(3,695)

OPERATING (LOSS) INCOME	(21,534)	123,980	(114,651)	214,601

Interest Income, Net	(1,778)	(1,757)	(3,152)	(9,403)

(LOSS) INCOME BEFORE TAXES	(19,756)	125,737	(111,499)	224,004

Tax Expense (Benefit)	6,991	47,905	(25,512)	84,056

NET (LOSS) INCOME	$(26,747)	$77,832	$(85,987)	$139,948

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.30)	$0.90	$(0.98)	$1.62
DILUTED	$(0.30)	$0.87	$(0.98)	$1.55

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,878	86,842	87,788	86,588
DILUTED	87,878	89,963	87,788	90,051

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$7,813	$(770)	$8,001	$(914)

Unrealized (loss) gain on Marketable Securities, net of taxes of $1,118 and $52 for the thirteen week periods ended August 1, 2009 and August 2, 2008, respectively, and $1,595 and $168 for the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively	(1,905)	809	(2,715)	(18,179)
Unrealized (loss) gain on derivative financial instruments, net of taxes of $1,908 and $(72) for the thirteen week periods ended August 1, 2009 and August 2, 2008, respectively, and $2,666 and $(49) for the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively	(3,249)	112	(4,539)	77

Other Comprehensive Income (Loss)	$2,659	$151	$747	$(19,016)

COMPREHENSIVE (LOSS) INCOME	$(24,088)	$77,983	$(85,240)	$120,932

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	August 1, 2009	January 31, 2009
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$366,484	$522,122
Marketable Securities	59,698	—
Receivables	67,161	53,110
Inventories	325,596	372,422
Deferred Income Taxes	50,654	43,408
Other Current Assets	111,631	93,763

TOTAL CURRENT ASSETS	981,224	1,084,825

PROPERTY AND EQUIPMENT, NET	1,344,175	1,398,655

NON-CURRENT MARKETABLE SECURITIES	143,731	229,081

OTHER ASSETS	170,028	135,620

TOTAL ASSETS	$2,639,158	$2,848,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$110,777	$92,814
Outstanding Checks	46,263	56,939
Accrued Expenses	236,869	241,231
Deferred Lease Credits	45,787	42,358
Income Taxes Payable	1,412	16,455

TOTAL CURRENT LIABILITIES	441,108	449,797

LONG-TERM LIABILITIES:
Deferred Income Taxes	12,698	34,085
Deferred Lease Credits	200,324	211,978
Borrowings under Credit Agreement	36,730	100,000
Other Liabilities	207,040	206,743

TOTAL LONG-TERM LIABILITIES	456,792	552,806

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of August 1, 2009 and January 31, 2009	1,033	1,033
Paid-In Capital	324,801	328,488
Retained Earnings	2,128,236	2,244,936
Accumulated Other Comprehensive Loss, net of tax	(21,934)	(22,681)

Treasury Stock, at Average Cost — 15,392 and 15,664 shares at August 1, 2009 and January 31, 2009, respectively	(690,878)	(706,198)

TOTAL SHAREHOLDERS’ EQUITY	1,741,258	1,845,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,639,158	$2,848,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
OPERATING ACTIVITIES:
Net (Loss) Income	$(85,987)	$139,948

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	118,391	108,417
Non-Cash Charge for Asset Impairment	51,536	—
Amortization of Deferred Lease Credits	(21,796)	(21,327)
Share-Based Compensation	17,280	21,895
Tax (Deficiency) Benefit from Share-Based Compensation	(4,937)	17,308
Excess Tax Benefit from Share-Based Compensation	—	(6,342)
Deferred Taxes	(28,829)	640
Loss on Disposal / Write-off of Assets	6,171	800
Lessor Construction Allowances	18,763	28,778
Changes in Assets and Liabilities:
Inventories	47,850	(137,644)
Accounts Payable and Accrued Expenses	(370)	13,001
Income Taxes	(15,391)	(75,096)
Other Assets and Liabilities	(55,689)	(18,570)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,992	71,808

INVESTING ACTIVITIES:
Capital Expenditures	(106,726)	(200,208)
Purchase of Trust-Owned Life Insurance Policies	(6,526)	—
Purchases of Marketable Securities	—	(49,411)
Proceeds from Sales of Marketable Securities	18,201	290,563

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(95,051)	40,944

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	1,508	55,127
Repayment of Borrowings under Credit Agreement	(100,000)	—
Proceeds from Borrowings under Credit Agreement	36,446	100,000
Excess Tax Benefit from Share-Based Compensation	—	6,342
Purchase of Treasury Stock	—	(50,000)
Change in Outstanding Checks and Other	(17,238)	(11,706)
Dividends Paid	(30,712)	(30,021)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(109,996)	69,742

EFFECT OF EXCHANGE RATES ON CASH	2,417	504

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(155,638)	182,998
Cash and Equivalents, Beginning of Period	522,122	118,044

CASH AND EQUIVALENTS, END OF PERIOD	$366,484	$301,042

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(1,528)	$(13,635)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
The Condensed Consolidated Financial Statements as of August 1, 2009 and for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2009.
The Condensed Consolidated Financial Statements as of August 1, 2009 and for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the condensed consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
2.	SEGMENT REPORTING
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable segment because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes, and distribution methods.

Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are segregated by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands):	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
United States	$575,783	$782,531	$1,128,973	$1,520,882
International	72,676	63,268	131,622	125,095

Total	$648,459	$845,799	$1,260,595	$1,645,977

Long-Lived Assets:

(in thousands):	August 1, 2009	January 31, 2009
United States	$1,280,649	$1,371,734
International	146,447	80,341

Total	$1,427,096	$1,452,075

Long-lived assets included in the table above primarily include property and equipment, supplies, and other lease deposits.
Net sales and long-lived assets are not material in any country, other than the United States, as reported above.
3.	SHARE-BASED COMPENSATION
The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).
Financial Statement Impact
The Company recognized share-based compensation expense of $8.3 million and $17.3 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $11.2 million and $21.9 million for the thirteen and twenty-six week periods ended August 2, 2008, respectively. The Company also recognized $3.0 million and $6.4 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 1, 2009, respectively, and $4.3 million and $8.2 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 2, 2008, respectively.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effect of adjustments for forfeitures during the twenty-six week period ended August 1, 2009 was $1.3 million. The effect of adjustments for forfeitures were immaterial during the twenty-six week period ended August 2, 2008.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of August 1, 2009, A&F had enough treasury stock available to cover stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in shareholder approved plans at the applicable time, which the Company has as of August 1, 2009.
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
Stock Options
The weighted-average estimated fair value of stock options granted during the twenty-six week periods ended August 1, 2009 and August 2, 2008, as well as the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Grant Date Market Price	$22.87	$78.48
Exercise price	$22.87	$78.48
Fair value	$8.26	$19.72
Assumptions:
Price volatility	50%	30%
Expected term (Years)	4.1	4.0
Risk-free interest rate	1.6%	2.5%
Dividend yield	1.7%	0.9%

Below is the summary of stock option activity for the twenty-six weeks ended August 1, 2009:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 31, 2009	6,675,990	$41.70
Granted	4,000	22.87
Exercised	(57,500)	25.96
Forfeited or cancelled	(3,521,527)	43.99

Outstanding at August 1, 2009	3,100,963	$39.30	$4,700,105	4.2

Options exercisable at August 1, 2009	2,594,263	$34.29	$3,924,425	3.4

Options expected to vest at August 1, 2009	456,789	$64.95	$683,764	8.2

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $0.2 million and $36.7 million, respectively.
The grant date fair value of stock options vested during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $5.0 million and $4.4 million, respectively.
As of August 1, 2009, there was $7.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.1 years.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the twenty-six week period ended August 1, 2009, as well as the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	August 1, 2009
		Executive Officers
	Chairman and Chief	(excluding Chairman and
	Executive Officer	Chief Executive Officer)	All Other Associates
Grant Date Market Price	$20.75	$25.77	$25.68
Exercise price	$25.94	$25.77	$25.68
Fair value	$7.13	$10.06	$9.82
Assumptions:
Price volatility	45%	52%	53%
Expected term (Years)	6.2	4.5	4.1
Risk-free interest rate	2.3%	1.6%	1.6%
Dividend yield	1.7%	1.7%	1.7%
There were no stock appreciation rights granted during the twenty-six week period ended August 2, 2008.

Below is a summary of stock appreciation rights activity for the twenty-six weeks ended August 1, 2009:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 31, 2009	1,600,000	$28.55
Granted	1,974,000	25.86
Exercised	—	—
Forfeited or cancelled	(10,800)	25.77

Outstanding at August 1, 2009	3,563,200	$27.07	$12,277,924	7.1

As of August 1, 2009, there was $26.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized cost is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units and Restricted Shares
Below is the summary of restricted stock unit and restricted share activity for the twenty-six weeks ended August 1, 2009:

		Weighted-Average Grant
Restricted Stock Units / Restricted Shares	Number of Shares	Date Fair Value
Non-vested at January 31, 2009	1,498,355	$64.18
Granted	452,647	23.82
Vested	(335,746)	63.28
Forfeited	(148,235)	57.35

Non-vested at August 1, 2009	1,467,021	$56.27

The total fair value of restricted stock units granted during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $10.8 million and $48.6 million, respectively.
The total grant date fair value of restricted stock units and restricted shares vested during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $21.2 million and $18.1 million, respectively.
As of August 1, 2009, there was $57.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

4.	NET (LOSS) INCOME PER SHARE
Net (loss) income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Net (loss) income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net (loss) income per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights and restricted stock units.
Weighted-Average Shares Outstanding (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(15,422)	(16,458)	(15,512)	(16,712)

Weighted-Average — basic shares	87,878	86,842	87,788	86,588

Dilutive effect of stock options, stock appreciation rights and restricted stock units	—	3,121	—	3,463

Weighted-Average — diluted shares	87,878	89,963	87,788	90,051

Due to the Company’s net operating loss position for the thirteen and twenty-six week periods ended August 1, 2009, stock options, stock appreciation rights and restricted stock units covering an aggregate of 8.1 million shares of Common Stock were outstanding, but were not included in the computation of diluted shares outstanding because the impact would be anti-dilutive. Stock options to purchase approximately 1.4 million and 1.3 million shares of Common Stock during the thirteen and twenty-six week periods ended August 2, 2008 were outstanding, but were not included in the computation of net income per diluted share because the impact of such stock options would be anti-dilutive.
5.	CASH AND EQUIVALENTS AND INVESTMENTS
Cash and equivalents and investments consisted of (in thousands):

	August 1, 2009	January 31, 2009
Cash and equivalents:
Cash	$188,468	$137,383
Money market funds	178,016	384,739

Total cash and equivalents	366,484	522,122

Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	48,502	—
Auction rate securities — UBS — municipal authority bonds	11,196	—

Total trading securities	59,698	—

Marketable securities — Non-current:
Trading securities:
Auction rate securities — UBS — student loan backed	—	50,589
Auction rate securities — UBS — municipal authority bonds	—	11,959

Total trading securities	—	62,548

Available-for-sale securities:
Auction rate securities — student loan backed	124,118	139,239
Auction rate securities — municipal authority bonds	19,613	27,294

Total available-for-sale securities	143,731	166,533

Total non-current marketable securities	143,731	229,081

Rabbi Trust assets: (1)
Money market funds	899	473
Municipal notes and bonds	18,634	18,804
Trust-owned life insurance policies (at cash surrender value)	43,372	32,549

Total Rabbi Trust assets	62,905	51,826

Total cash and equivalents and investments	$632,818	$803,029

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets.

Investments with original maturities greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At August 1, 2009 and January 31, 2009, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 10 to 33 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security.
The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of August 1, 2009 were as follows:

		Temporary	Other-Than-Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value
Trading securities:
Auction rate securities — UBS — student loan backed	$61,500	$—	$(12,998)	$48,502
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,804)	11,196

Total trading securities	76,500	—	(16,802)	59,698

Available-for-sale securities:
Auction rate securities — student loan backed	147,950	(23,832)	—	124,118
Auction rate securities — municipal authority bonds	28,575	(8,962)	—	19,613

Total available-for-sale securities	176,525	(32,794)	—	143,731

Total	$253,025	$(32,794)	$(16,802)	$203,429

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2), states that an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, an assessment of the present value of cash flows expected to be collected is performed. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of August 1, 2009, the Company has not incurred any credit-related loss on available-for-sale ARS. Furthermore, as of August 1, 2009, the issuers continue to perform under the obligations, including making scheduled interest payments, and the Company has no reason to believe this will not continue going forward.
On November 13, 2008, the Company executed an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million (“UBS ARS”) as of August 1, 2009 and January 31, 2009. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008. The Company received a right (“Put Option”) to sell the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. As a result, the Company transferred the UBS ARS with a par value of $76.5 million from available-for-sale securities to trading securities and simultaneously recognized an other-than-temporary impairment of $14.0 million in Other Operating Income, Net in the fourth quarter of Fiscal 2008. An additional $2.8 million was recorded in Other Operating (Loss) Income, Net during the twenty-six weeks ended August 1, 2009, as an other-than-temporary impairment related to the UBS ARS. As the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the Company classified the UBS ARS as a current asset as of August 1, 2009.

See Note 6, “Fair Value,” for further discussion on the valuation of the ARS.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen or twenty-six week periods ended August 1, 2009 and August 2, 2008. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $3.1 million and a realized loss of $1.7 million for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and a realized gain of $4.3 million and a realized loss of $0.9 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively, recorded in Interest Income, Net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of August 1, 2009
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$178,915	$—	$—	$178,915
Auction rate securities — Trading	—	—	59,698	59,698
Auction rate securities — Available-for-Sale	—	—	143,731	143,731
Put option	—	—	16,289	16,289
Municipal bonds held in the Rabbi Trust	18,634	—	—	18,634
Long-lived assets held and used (2)	—	—	2,477	2,477

Total assets measured at fair value	$197,549	$—	$222,195	$419,744

LIABILITIES:
Derivative financial instruments	—	4,820	—	4,820

	$—	$4,820	$—	$4,820

(1)	Includes $178.0 million in money market funds included in Cash and Equivalents and $0.9 million of money market funds held in the Rabbi Trust which are included in Other Assets on the Condensed Consolidated Balance Sheet.

(2)	Includes non-financial long-lived assets that are measured at fair value on a nonrecurring basis.
The level 2 liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for any counterparty risk.
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
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).” FSP 157-4 provides additional guidance for measuring fair value in accordance with SFAS No. 157 when the volume and level of market activity for an asset or liability has significantly decreased and when observable inputs to a fair value measurement are associated with transactions that are not orderly. As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as of August 1, 2009. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the principle becomes available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.
As of August 1, 2009, approximately 62% of the Company’s ARS were “AAA” rated and approximately 26% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies.

The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of August 1, 2009, adjusted for counterparty risk. The realized gain on the UBS Put Option was $2.7 million and $4.0 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively. The gain during the fiscal year ended January 31, 2009 was $12.3 million and represented the initial recognition of the Put Option; whereas, the gain during the thirteen and twenty-six weeks ended August 1, 2009 represented the change in the fair value of the Put Option. The present value was calculated using a discount rate that incorporates an investment grade corporate bond index rate and the credit default swap rate for UBS.
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
The table below includes a roll forward of the Company’s level 3 assets and liabilities from January 31, 2009 to August 1, 2009. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Trading	Available-for-sale	Put	Long-lived Assets
(in thousands)	ARS	ARS	Option	Held and Used	Total
Fair value, January 31, 2009	$62,548	$166,533	$12,309	$—	$241,390
Purchases	—	—	—	—	—
Redemptions	—	(18,201)	—	—	(18,201)
Tranfers (out)/in	—	—	—	54,914	54,914
Gains and losses, net:
Reported in Net (Loss) Income	(2,850)	—	3,980	—	1,130
Reported in Other Comprehensive Income (Loss)	—	(4,601)	—	—	(4,601)
Depreciation	—	—	—	(901)	(901)
Impairment reported in Net (Loss) Income	—	—	—	(51,536)	(51,536)

Fair value, August 1, 2009	$59,698	$143,731	$16,289	$2,477	$222,195

On February 3, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. In Fiscal 2008, the Company elected the fair value option for the Put Option related to the Company’s UBS ARS. The Company recognized the fair value of the Put Option as an asset within Other Current Assets on the accompanying Condensed Consolidated Balance Sheet and the related gain within Other Operating Income, Net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. The fair value of the Put Option was $16.3 million and $12.3 million as of August 1, 2009 and January 31, 2009, respectively.

7.	INVENTORIES
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
The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory on-hand. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated cost effect of future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $7.2 million, $9.1 million and $3.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $12.4 million, $10.8 million and $10.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
The inventory balance, net of the above mentioned reserves, was $325.6 million, $372.4 million and $470.7 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
8.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	August 1, 2009	January 31, 2009
Property and equipment, at cost	$2,432,902	$2,339,284
Accumulated depreciation and amortization	(1,088,727)	(940,629)

Property and equipment, net	$1,344,175	$1,398,655

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. In the first quarter of Fiscal 2009, as a result of a strategic review the Company conducted of the RUEHL business, the Company determined that in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, a triggering event occurred during the thirteen weeks ended May 2, 2009, which required the Company to evaluate RUEHL related long-lived assets for potential impairment. As a result of that assessment, the Company incurred non-cash impairment charges recorded within stores and distribution expense and marketing, general and administrative expense of $47.7 million and $3.0 million, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. An additional $0.8 million of impairment charges were recorded within stores and distribution expense during the thirteen weeks ended August 1, 2009 as a result of the exit of RUEHL branded stores and related direct-to-consumer operations. Total RUEHL long-lived assets were $2.5 million, after reflecting the non-cash impairment charges totaling $51.5 million for the twenty-six weeks ended August 1, 2009. Impairment charges incurred for assets that remain in use as of August 1, 2009 are included in accumulated depreciation and amortization.

9.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	August 1, 2009	January 31, 2009
Deferred lease credits	$528,582	$514,041
Amortized deferred lease credits	(282,471)	(259,705)

Total deferred lease credits, net	$246,111	$254,336

10.	INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended August 1, 2009. The effective tax rate for the thirteen weeks ended August 1, 2009 was an expense of 35.4% as compared to an expense of 38.1% for the Fiscal 2008 comparable period. The second quarter tax expense included an expense of $11.5 million related to a true up of the tax provision, in accordance with Financial Accounting Standards Board issued Interpretation (“FIN”) 18, “Accounting for Income Taxes in Interim Periods,” associated with a lower projected annual effective tax rate. The lower projected rate is primarily due to a higher proportion of projected income before taxes coming from international operations with a lower overall effective rate, and a lower proportion of projected income before income taxes coming from domestic operations, partially resulting from the second quarter charges associated with the exit of RUEHL branded stores and related direct-to-consumer operations.
Cash payments of income taxes made during the thirteen weeks ended August 1, 2009 and August 2, 2008 were approximately $1.0 million and $49.0 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended August 1, 2009 and August 2, 2008 were approximately $18.8 million and $138.6 million, respectively.
The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of certain foreign subsidiaries. A portion of these net operating loss carryovers begin expiring in the year 2013 and some have an indefinite carry forward period. As of August 1, 2009 and January 31, 2009, the valuation allowance totaled $1.9 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
11.	BORROWINGS UNDER CREDIT AGREEMENT
On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (as previously amended by Amendment No. 1 to Credit Agreement made as of December 29, 2008, the “Credit Agreement”) under which up to $450 million was available. On June 16, 2009 the Company amended the Credit Agreement and, as a result, revised the ratio requirements, as further discussed below, and also reduced the amount available from $450 million to $350 million (the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.

The Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of August 1, 2009.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at August 1, 2009. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others, (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the exit of RUEHL branded stores and direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the exit of RUEHL branded stores and direct-to-consumer operations, (d) additional non-recurring charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009 and $325 million in Fiscal 2010 plus any unused portion from the prior year. The Company was in compliance with the applicable ratio requirements at August 1, 2009.
The terms of the Amended Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default, the lenders will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company, and declare any then outstanding loans due and payable immediately.
The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $25.5 million and $21.1 million were outstanding on August 1, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $17.4 million and $16.9 million were outstanding on August 1, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.

The Company had $36.7 million and $100.0 million outstanding under the Amended Credit Agreement as of August 1, 2009 and January 31, 2009, respectively. As of August 1, 2009, the carrying value of the Company’s long-term debt approximated fair value. The average interest rate for the thirteen and twenty-six week periods ended August 1, 2009 was 1.6%. The Company classified the debt as a long-term liability on the Company’s Condensed Consolidated Balance Sheet.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (“UBS Credit Line”) under which up to $50.5 million was available as August 1, 2009. The amount available is subject to adjustment from time-to-time based on the market value of the Company’s securities as determined by UBS. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date.
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
The terms of the UBS Credit Line include customary events of default such as payment defaults, the failure to maintain sufficient collateral, the failure to observe any covenant or material representation, bankruptcy and insolvency, cross-defaults to other indebtedness and other stated events of default. Upon an event of default, the obligations under the UBS Credit Line will become immediately due and payable. No borrowings were outstanding under the UBS Credit Line as of August 1, 2009.
12.	DERIVATIVES
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All derivative instruments are recorded at fair value on the Condensed Consolidated Balance Sheets as either Other Assets or Other Liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as a hedge and qualifies for hedge accounting treatment. As of August 1, 2009, all derivative instruments were designated as hedges and qualified for hedge accounting treatment. There were no outstanding derivative instruments as of January 31, 2009.
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

For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Loss (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value is recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of August 1, 2009.
The Company’s cash flow hedges consist of hedges of the settlement of foreign denominated receivables resulting from forecasted foreign denominated inter-company inventory sales. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of August 1, 2009, the maximum length of time over which forecasted foreign denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Loss. Substantially all of the remaining unrealized gains or losses related to foreign denominated inter-company inventory sales that have occurred as of August 1, 2009 will be recognized in costs of goods sold over the next two months at the values at the date the inventory was sold to the respective subsidiary.
The Company also nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the requirements of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” as amended by FIN 41, “Offsetting Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”
As of August 1, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign denominated inter-company inventory sales and the resulting settlement of the foreign denominated inter-company accounts receivable:

Currency	Notional Amount (1)
Canadian dollar (CAD)	$15,542
British Pound (GBP)	$21,292

(1)	Amounts are reported in thousands and in USD.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of August 1, 2009 and January 31, 2009 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
	Location	August 1, 2009	January 31, 2009	Location	August 1, 2009	January 31, 2009
Derivatives Designated as Hedging Instruments:

Foreign Exchange Forward Contracts	Other Current Assets	$—	$—	Accrued Expenses	$4,820	$—

The Company did not have any derivatives that were not designated as hedging instruments outstanding as of August 1, 2009 or January 31, 2009.
The location and amounts of derivative gains and losses for the thirteen weeks ended August 1, 2009 and August 2, 2008 on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income are as follows:

						Location of Gain (Loss)	Amount of Gain (Loss)
			Location of Loss	Amount of Loss		Recognized in Earnings on	Recognized in Earnings
	Amount of (Loss) Gain		Reclassified from	Reclassified from		Derivative (Ineffective	on Derivative
	Recognized in OCI on		Accumulated OCL	Accumulated OCL into		Portion and Amount	(Ineffective Portion and
	Derivative Contracts		into Earnings	Earnings (Effective		Excluded from	Amount Excluded from
	(Effective Portion)		(Effective Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	(a)			(b)			(c)
For the Thirteen Weeks Ended
	August 1,	August 2,		August 1,	August 2,		August 1,	August 2,
	2009	2008		2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(5,550)	$145	Cost of Goods Sold	$(393)	$(39)	Other Operating Income, Net	$236	$(129)

	For the Twenty-Six Weeks Ended
	August 1,	August 2,		August 1,	August 2,		August 1,	August 2,
	2009	2008		2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(6,162)	$(251)	Cost of Goods Sold	$1,043	$(377)	Other Operating Income, Net	$2	$(213)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI to earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen or twenty-six weeks ended August 1, 2009 and August 2, 2008.
The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.
13.	PENDING CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company anticipates the closure will be substantially complete by the end of the current fiscal year. The determination to take this action was based on a comprehensive review and evaluation of the performance of RUEHL branded stores and direct-to-consumer operations, as well as the related real estate portfolio.

In accordance with accounting guidance, costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Condensed Consolidated Balance Sheet as of August 1, 2009 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

August 1, 2009

Accrued Liability as of May 2, 2009	$—
Costs Incurred, excluding Non-Cash Charges	23,802
Cash Payments	(3,256)

Accrued Liability as of August 1, 2009 (1)	$20,546

(1)	Reflects the net present value of lease obligations and related costs determined based on signed termination agreements and the present value of severance obligations created when the Company determined the termination would occur. As of August 1, 2009, there are $15.9 million of lease termination charges and $0.6 million of severance charges recorded as a current liability in Accrued Expenses and $4.0 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet. Additional liabilities will be recognized for lease-termination costs as termination agreements are finalized.
Below is a summary of charges related to the closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 1, 2009	August 1, 2009
Non-Cash Charges
Asset Impairments (1)	$805	$51,536
Cash Charges
Lease Terminations (2)	22,983	22,983
Severance Charges	644	644

Total Charges	$24,432	$75,163

(1)	The charge primarily relates to store furniture and fixtures and leasehold improvements.

(2)	The charge is based on the net present value of liabilities created by lease termination agreements.
In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” RUEHL operations are not yet considered discontinued operations due to the fact that the Company continues to receive direct cash flows from operating the 29 RUEHL branded stores and related direct-to-consumer operations.
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

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned The Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, The Sixth Circuit granted leave to appeal.
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
15.	SUBSEQUENT EVENTS
The Company evaluated circumstances for potential subsequent events through September 8, 2009, the filing date of this Quarterly Report of Form 10-Q.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of August 1, 2009 and the related condensed consolidated statements of operations and comprehensive (loss) income for each of the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 and the condensed consolidated statement of cash flows for the twenty-six week periods ended August 1, 2009 and August 2, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2009, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
September 8, 2009

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
Abercrombie & Fitch is rooted in East Coast traditions and Ivy League heritage, the essence of privilege and casual luxury. Abercrombie & Fitch is a combination of classic and sexy creating an atmosphere that is confident and just a bit provocative. abercrombie directly follows in the footsteps of its older sibling, Abercrombie & Fitch. abercrombie has an energetic attitude and is popular, wholesome and athletic — the signature of All-American cool. Hollister is young, spirited, with a sense of humor and brings Southern California to the world. RUEHL personifies the post-grad that has arrived in Greenwich Village, New York City to live the dream. RUEHL embraces its culture and artistic nature and defines the aspirational New York City lifestyle. Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly Hicks is classic and vibrant, always confident and is the All-American brand with a Sydney sensibility.
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2009, net sales decreased 23% to $648.5 million from $845.8 million in the second quarter of Fiscal 2008. Operating loss was $21.5 million in the second quarter of Fiscal 2009, including net lease termination charges of $23.0 million and severance charges of $0.6 million associated with the exit of RUEHL branded stores and related direct-to-consumer operations and a related non-cash impairment charge of $0.8 million, compared to operating income of $124.0 million in the second quarter of Fiscal 2008. The Company had a net loss of $26.7 million in the second quarter of Fiscal 2009 compared to net income of $77.8 million in the second quarter of Fiscal 2008. Net loss per basic and diluted share was $0.30 in the second quarter of Fiscal 2009 compared to net income per diluted share of $0.87 in the second quarter of Fiscal 2008. The second quarter net loss and net loss per basic and diluted share included pre-tax charges of $24.4 million associated with the exit of RUEHL branded stores and direct-to-consumer operations and the related store impairment charges and an $11.5 million charge to tax expense related to a true-up of the first quarter tax provision.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $47.0 million for the twenty-six weeks ended August 1, 2009. This source of cash was primarily driven by results from operations adjusted for non-cash items including depreciation and amortization, impairment charges and deferred taxes, and the decrease in inventories on hand in response to declining sales, partially offset by an increase in other assets and liabilities including cash outflows for lease deposits and pre-paid rent. The Company also had a use of cash of $106.7 million primarily related to capital expenditures. During the second quarter of Fiscal 2009, the Company repaid U.S. dollar denominated borrowings of $100.0 million under the unsecured Amended Credit Agreement and separately drew down approximately $36.4 million in foreign currency denominated borrowings used to fund international lease and capital expenditure commitments. The Company also paid dividends totaling $30.7 million during the twenty-six weeks ended August 1, 2009. As of August 1, 2009, the Company had $366.5 million in cash and equivalents, and outstanding debt and letters of credit of $79.6 million.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	33.5%	29.9%	35.1%	31.5%

GROSS PROFIT	66.5%	70.1%	64.9%	68.5%

Stores and Distribution Expense (1)	56.6%	42.6%	60.0%	42.7%
Marketing, General and Administrative Expense (2)	13.7%	12.9%	14.4%	13.0%
Other Operating Income, Net	(0.5)%	(0.1)%	(0.4)%	(0.2)%

OPERATING (LOSS) INCOME	(3.3)%	14.7%	(9.1)%	13.0%
Interest Income, Net	(0.3)%	(0.2)%	(0.3)%	(0.6)%

(LOSS) INCOME BEFORE TAXES	(3.0)%	14.9%	(8.8)%	13.6%
Tax (Benefit) Expense (3)	1.1%	5.7%	(2.0)%	5.1%

NET (LOSS) INCOME	(4.1)%	9.2%	(6.8)%	8.5%

(1)	Includes net lease termination charges of $23.0 million, 3.5% of net sales, and a non-cash impairment charge of $0.8 million, 0.1% of net sales, for the thirteen weeks ended August 1, 2009 and non-cash impairment charges of $48.5 million, 3.8% of net sales, and lease termination charges of $23.0 million, 1.8% of net sales, for the twenty-six weeks ended August 1, 2009, associated with the exit of the RUEHL business.

(2)	Includes severance charges of $0.6 million, 0.1% of net sales, for the thirteen weeks ended August 1, 2009 and severance charges of $0.6 million, 0.05% of net sales, and a non-cash impairment charge of $3.0 million, 0.2% of net sales, for the twenty-six weeks ended August 1, 2009, related to the exit of the RUEHL business.

(3)	For the thirteen week period ended August 1, 2009, tax expense includes $11.5 million of expense related to a true-up of the first quarter income tax provision in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” offset by $4.5 million of benefit associated with the second quarter loss before income taxes.

Financial Summary
The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 1, 2009 to the thirteen and twenty-six week periods ended August 2, 2008:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
Net sales by brand (in thousands)	$648,459	$845,799	(23)%	$1,260,595	$1,645,977	(23)%
Abercrombie & Fitch	$285,313	$383,587	(26)%	$549,978	$741,311	(26)%
abercrombie	$71,453	$94,753	(25)%	$140,554	$190,932	(26)%
Hollister	$274,281	$350,773	(22)%	$536,708	$680,940	(21)%
RUEHL	$11,237	$12,501	(10)%	$21,644	$25,540	(15)%
Gilly Hicks**	$6,175	$4,185	48%	$11,711	$7,254	61%

Increase/(decrease) in comparable store sales*	(30)%	(4)%		(30)%	(4)%
Abercrombie & Fitch	(27)%	3%		(26)%	3%
abercrombie	(29)%	(11)%		(31)%	(9)%
Hollister	(33)%	(9)%		(32)%	(9)%
RUEHL	(31)%	(22)%		(33)%	(20)%

Retail sales increase attributable to new and remodeled stores and websites	7%	9%		7%	10%

Net retail sales per average store (in thousands)	$526	$740	(29)%	$1,019	$1,443	(29)%
Abercrombie & Fitch	$718	$990	(27)%	$1,376	$1,888	(27)%
abercrombie	$306	$420	(27)%	$600	$849	(29)%
Hollister	$502	$707	(29)%	$976	$1,386	(30)%
RUEHL	$322	$493	(35)%	$637	$1,000	(36)%

Net retail sales per average gross square foot	$74	$104	(29)%	$143	$203	(30)%
Abercrombie & Fitch	$81	$112	(28)%	$155	$213	(27)%
abercrombie	$66	$92	(28)%	$130	$186	(30)%
Hollister	$74	$106	(30)%	$144	$207	(30)%
RUEHL	$35	$52	(33)%	$69	$107	(36)%

Transactions per average retail store	8,966	11,558	(22)%	17,065	22,622	(25)%
Abercrombie & Fitch	9,241	11,850	(22)%	17,517	22,600	(22)%
abercrombie	5,282	6,586	(20)%	10,139	13,198	(23)%
Hollister	10,625	13,847	(23)%	20,182	27,348	(26)%
RUEHL	3,545	5,949	(40)%	7,482	12,067	(38)%

Average retail transaction value	$58.71	$64.04	(8)%	$59.69	$63.79	(6)%
Abercrombie & Fitch	$77.70	$83.52	(7)%	$78.57	$83.56	(6)%
abercrombie	$58.00	$63.79	(9)%	$59.14	$64.33	(8)%
Hollister	$47.28	$51.04	(7)%	$48.36	$50.67	(5)%
RUEHL	$90.83	$82.83	10%	$85.09	$82.89	3%

Average units per retail transaction	2.38	2.45	(3)%	2.36	2.45	(4)%
Abercrombie & Fitch	2.31	2.43	(5)%	2.32	2.43	(5)%
abercrombie	2.79	2.84	(2)%	2.78	2.82	(1)%
Hollister	2.30	2.38	(3)%	2.28	2.37	(4)%
RUEHL	2.26	2.33	(3)%	2.29	2.38	(4)%

Average unit retail sold	$24.71	$26.14	(5)%	$25.26	$26.04	(3)%
Abercrombie & Fitch	$33.58	$34.37	(2)%	$33.87	$34.39	(2)%
abercrombie	$20.77	$22.46	(8)%	$21.30	$22.81	(7)%
Hollister	$20.59	$21.45	(4)%	$21.23	$21.38	(1)%
RUEHL	$40.25	$35.55	13%	$37.11	$34.83	7%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen-week periods ended August 1, 2009 and August 2, 2008 reflect the activity of 16 and eight stores, respectively. Operational data were deemed immaterial for inclusion in the table.

CURRENT TRENDS AND OUTLOOK
The second quarter retail environment continued to present challenges to the Company. Consumer spending patterns domestically continue to be dictated by cost and value, which are headwinds facing the Company’s premium brand positioning. As a result, Fiscal 2009 continues to be viewed as a transitional year in which the Company will continue working to affect things within its control, and seeking to be positioned to take advantage of an eventual turnaround in domestic conditions.
The Company believes that its international expansion will be a critical component of its future growth and is encouraged by its international performance to date. The Abercrombie & Fitch London flagship continues to perform well and U.K. Hollister mall-based stores opened at productivity levels significantly higher than the average U.S. Hollister store. These results are consistent with the Company’s belief in the international appeal of its brand and store experience, based on an appreciation of the Company’s core values of optimism, confidence and aspiration. The Company anticipates an accelerated opening schedule for international mall-based Hollister stores in 2010 and 2011.
In addition to the focus on international expansion, the Company believes that it is continuing to make progress on product offerings. The Company believes it has improved the fashion component of its offering, with dresses and plaids performing well in the most recent quarter. The Company will continue to focus on product offerings in the Fall, including additions of fashion elements to the assortments for back-to-school and Christmas, particularly for the female business.
The Company recognizes that price is an important component of its business model, especially in the current economic environment. Greater reductions in average unit retail are planned for the Fall season, and prices will continue to be reviewed on an on-going basis. However, the Company believes that the primary drivers of its business will continue to be fashion, quality and aspiration.
The Company ended the second quarter with inventory per gross square foot at cost down 35%. The Company expects the decrease to moderate in fourth quarter of Fiscal 2009.
In managing the business in 2009, the Company will continue to concentrate on protecting the brands, growing internationally, and preserving cash, in a disciplined and controlled way.

SECOND QUARTER RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2009 were $648.5 million, a decrease of 23% from net sales of $845.8 million during the second quarter of Fiscal 2008. The net sales decrease was attributed to a 30% decrease in comparable store sales and a 13% decrease in the direct-to-consumer business, partially offset by the net addition of 51 stores.
Abercrombie & Fitch comparable store sales decreased 27%, with women’s comparable store sales decreasing by a low thirty and men’s comparable store sales decreasing by a low twenty. abercrombie comparable store sales decreased 29%, with guys posting a low twenty decrease and girls posting a low thirty decrease. Hollister comparable store sales decreased 33%, with bettys declining by a high thirty and dudes posting a mid twenty decrease. RUEHL comparable store sales decreased 31%, with women’s comparable store sales decreasing by mid thirties and men’s comparable store sales decreasing by a mid twenty.
Regionally, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were positive in the Abercrombie & Fitch London flagship store.
From a merchandise classification standpoint, across all brands, for both the male and female business, graphic tees, knit tops and shorts were the weakest performing categories. In the female business, woven shirts and dresses performed stronger. The masculine categories continue to out-pace the feminine categories; however the gap began to narrow in the current quarter as the female consumer responded positively to new fashion woven plaids and dresses.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the second quarter of Fiscal 2009 were $48.7 million, a decrease of 13% from Fiscal 2008 second quarter net merchandise sales of $55.9 million. Shipping and handling revenue for the corresponding periods was $8.5 million in Fiscal 2009 and $9.9 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.8% of total net sales in the second quarter of Fiscal 2009 compared to 7.8% in the second quarter of Fiscal 2008.
Gross Profit
Gross profit for the second quarter of Fiscal 2009 was $431.0 million compared to $593.0 million for the comparable period in Fiscal 2008. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2009 was 66.5%, down 360 basis points from the second quarter of Fiscal 2008 rate of 70.1%. The decrease in the gross profit rate was primarily attributable to a higher markdown rate for the second quarter of Fiscal 2009 compared to the second quarter of Fiscal 2008.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2009 was $367.2 million compared to $360.7 million for the comparable period in Fiscal 2008. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2009 was 56.6% compared to 42.6% in the second quarter of Fiscal 2008. Although the Company was able to achieve savings in store payroll, direct to consumer and other variable expenses, the reduction in those expenses was less than the rate of sales decline and not enough to offset increases in rent, depreciation and other occupancy costs, as well as $23.0 million of net lease termination costs, 3.5% of net sales, and $0.8 million of store asset impairment charges, 0.1% of net sales, associated with the exit of RUEHL branded stores and related direct-to-consumer operations. The increase in rent, depreciation and other occupancy costs was primarily attributed to new store openings during Fiscal 2008.

Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2009 was $88.7 million compared to $109.0 million during the same period in Fiscal 2008, a 19% decrease. For the second quarter of Fiscal 2009, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 13.7% compared to 12.9% for the second quarter of Fiscal 2008. The Company was able to achieve cost savings in the second quarter of Fiscal 2009 related to employee compensation and benefits, travel, outside services and marketing. The marketing, general and administrative expense for the second quarter of Fiscal 2009 included $0.6 million of severance charges, 0.1% of net sales, associated with the exit of RUEHL branded stores and related direct-to-consumer operations.
Other Operating Income, Net
Second quarter other operating income for Fiscal 2009 was $3.3 million compared to $0.8 million for the second quarter of Fiscal 2008. The increase was driven primarily by gains on foreign currency transactions in the second quarter of Fiscal 2009 compared to losses on foreign currency transactions in the second quarter of Fiscal 2008, as well as gains from the change in the fair value of the Put Option related to the UBS ARS Agreement in Fiscal 2009, as further discussed in Note 6, “Fair Value,” in Notes to Condensed Consolidated Financial Statements.
Operating (Loss) Income
Operating loss for the second quarter of Fiscal 2009 was $21.5 million compared to operating income of $124.0 million in the comparable period of Fiscal 2008. The operating (loss) income rate (operating (loss) income divided by net sales) was a loss of 3.3% for the second quarter of Fiscal 2009 compared to income of 14.7% for the second quarter of Fiscal 2008.
Interest Income, Net and Tax (Benefit) Expense
Second quarter interest income was $3.8 million in Fiscal 2009, offset by interest expense of $2.0 million, compared to interest income of $2.6 million, offset by interest expense of $0.8 million in the second quarter of Fiscal 2008.
The effective tax rate for the second quarter of Fiscal 2009 was an expense of 35.4%, compared to an expense of 38.1% for the second quarter of Fiscal 2008. The Fiscal 2009 second quarter income tax expense was $7.0 million, which was comprised of $11.5 million of expense related to a true up of the first quarter tax expense and $4.5 million of benefit associated with the second quarter loss before income taxes. The income tax true up, as calculated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods,” was the result of a reduction of the estimated annual effective rate. The lower projected rate is primarily due to a higher proportion of projected income before taxes coming from international operations with a lower overall effective rate, and a lower proportion of projected income before income taxes coming from domestic operations, partially resulting from the second quarter charges associated with the exit of RUEHL branded stores and related direct-to-consumer operations.
Net (Loss) Income and Net (Loss) Income per Share
Net loss for the second quarter of Fiscal 2009 was $26.7 million compared to net income of $77.8 million for the second quarter of Fiscal 2008. Net loss per basic and diluted share for the first quarter of Fiscal 2009 was $0.30 compared to net income per diluted share of $0.87 for the same period of Fiscal 2008. The second quarter net loss and net loss per basic and diluted share included pre-tax charges of $24.4 million associated with the exit of RUEHL branded stores and related direct-to-consumer operations and the related store impairment charges and an $11.5 million charge to tax expense related to a true-up of the first quarter tax provision.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2009 were $1.261 billion, a decrease of 23% from net sales of $1.646 billion for the comparable period of Fiscal 2008. The net sales decrease was attributed to a 30% decrease in comparable store sales and a 17% decrease in the direct-to-consumer business, partially offset by the net addition of 51 stores.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 26%, abercrombie decreased 31%, Hollister decreased 32% and RUEHL decreased 33%.
Direct-to-consumer net merchandise sales, which are sold through the Company’s websites, for the year-to-date period of Fiscal 2009 were $97.8 million, a decrease of 17% over the Fiscal 2008 comparable period net merchandise sales of $118.4 million. Shipping and handling revenue for the corresponding periods was $17.2 million in Fiscal 2009 and $20.5 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.1% of net sales for the Fiscal 2009 year-to-date period compared to 8.4% in the Fiscal 2008 year-to-date period.
Gross Profit
Year-to-date gross profit in Fiscal 2009 was $818.7 million compared to $1.127 billion for the comparable period in Fiscal 2008. The gross profit rate for the year-to-date period of Fiscal 2009 was 64.9% as compared to 68.5% for the year-to-date period of Fiscal 2008, down 360 basis points. The decrease in the gross profit rate was primarily attributable to a higher markdown rate for Fiscal 2009 compared to Fiscal 2008. The Company expects the Fall 2009 gross profit rate to continue to decline as compared to Fiscal 2008, but at a lower rate than the decline from Spring 2009 compared to Spring 2008, as the Company begins to anniversary additional markdowns taken in Fall 2008.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2009 year-to-date period was $756.8 million compared to $702.5 million for the comparable period in Fiscal 2008. The stores and distribution expense rate was 60.0% compared to 42.7% in the corresponding period of Fiscal 2008. Although the Company was able to achieve savings in store payroll, direct to consumer and other variable expenses, the reduction in those expenses was less than the rate of sales decline and not enough to offset increases in rent, depreciation and other occupancy costs, as well as $48.5 million of store asset impairment charges, 3.8% of net sales and $23.0 million of net lease termination costs, 1.8% of net sales, associated with the exit of RUEHL branded stores and related direct-to-consumer operations. The increase in rent, depreciation and other occupancy costs was primarily attributed to new store openings during Fiscal 2008 and an increase in pre-opening rent expense.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2009 year-to-date period was $181.2 million compared to $213.7 million for the comparable period in Fiscal 2008, a decrease of 15%. The marketing, general and administrative expense rate was 14.4% compared to 13.0% for the year-to-date period of Fiscal 2008. The Company was able to achieve cost savings in Fiscal 2009 related to employee compensation and benefits, travel, outside services and marketing. The marketing, general and administrative expense for Fiscal 2009 included asset impairment charges of $3.0 million, 0.2% of net sales, and severance charges of $0.6 million, 0.05% of net sales, associated with the exit of RUEHL branded stores and related direct-to-consumer operations. The Company anticipates that the percentage reduction in marketing, general and administrative expense will moderate to a single digit percentage in the Fall 2009 as the Company begins to anniversary Fiscal 2008 cost saving initiatives and potentially restores incentive compensation.

Other Operating Income, Net
Year-to-date other operating income for Fiscal 2009 was $4.7 million compared to $3.7 million for the comparable period of Fiscal 2008. The increase was primarily related to gains on foreign currency transactions in Fiscal 2009 compared to losses on foreign currency transactions in the comparable period for Fiscal 2008, as well as gains from the change in the fair value of the Put Option related to the UBS ARS Agreement in Fiscal 2009.
Operating (Loss) Income
For the Fiscal 2009 year-to-date period, operating loss was $114.7 million compared to operating income of $214.6 million for the Fiscal 2008 comparable period. The operating (loss) income rate for the Fiscal 2009 year-to-date period was a loss of 9.1% compared to income of 13.0% for the Fiscal 2008 comparable period.
Interest Income, Net and Income Tax (Benefit) Expense
Year-to-date net interest income was $5.9 million in Fiscal 2009, offset by interest expense of $2.8 million, compared to interest income of $10.4 million, offset by interest expense of $1.0 million for the comparable period in Fiscal 2008. The decrease in interest income was primarily due to a lower average rate of return on investments. The increase in interest expense was due to borrowings made under the unsecured Amended Credit Agreement.
The effective tax rate for the twenty-six weeks ended August 1, 2009 was a 22.9% benefit as compared to 37.5% expense for the Fiscal 2008 comparable period. The lower projected rate is primarily due to a higher proportion of projected income before taxes coming from international operations with a lower overall effective rate, and a lower proportion of projected income before income taxes coming from domestic operations.
Net (Loss) Income and Net (Loss) Income per Share
For the Fiscal 2009 year-to-date period, net loss was $86.0 million compared to net income of $139.9 million for the comparable period in Fiscal 2008. Fiscal 2009 year-to-date net loss per basic and diluted share outstanding was $0.98 compared to net income per diluted share of $1.55 for the comparable period of Fiscal 2008. The Fiscal 2009 year-to-date net loss and net loss per basic and diluted share included pre-tax charges of $75.2 million associated with the exit of RUEHL branded stores and related direct-to-consumer operations and the related store impairment charges.

FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $366.5 million in cash and equivalents available as of August 1, 2009, as well as an additional $313.3 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement and $50.5 million under the Company’s secured, uncommitted, demand line of credit, both described in Note 11, “Long-Term Debt” of the Condensed Consolidated Financial Statements. During the second quarter of Fiscal 2009, the Company repaid U.S. dollar denominated borrowings of $100.0 million outstanding at the beginning of the quarter under the unsecured Amended Credit Agreement and separately drew down approximately $36.4 million in foreign currency denominated borrowings used to fund international lease and capital expenditure commitments. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio, a maximum leverage ratio and limits the amount of capital expenditures in Fiscal 2009 to $275 million. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	August 1, 2009	January 31, 2009

Working capital	$540,116	$635,028

Capitalization:
Shareholders’ equity	$1,741,258	$1,845,578

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, was a source of cash of $47.0 million for the twenty-six weeks ended August 1, 2009 compared to a source of cash of $71.8 million for the twenty-six weeks ended August 2, 2008. The decrease in cash provided by operating activities was primarily driven by a net loss position in the current year compared to a net income position in the prior year, increases in net deferred taxes and other assets and liabilities and tax deficiencies on share-based compensation compared to benefits in the prior year, partially off-set by a decrease in tax payments, inventory on-hand and asset impairment charges.
Investing Activities
Cash outflows from investing activities for the twenty-six week period ended August 1, 2009 were primarily for capital expenditures related to new store construction and information technology investments (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures compared to Fiscal 2008 primarily related to a reduction in new domestic mall-based store openings planned for Fiscal 2009. The Company also had cash outflows from investing activities related to the purchase of rabbi trust assets and cash inflows from investing activities related to the sale of marketable securities.

Financing Activities

Financing activities for the twenty-six week period ended August 1, 2009 consisted of a repayment of $100.0 million and a separate borrowing of $36.4 million under the Company’s Amended Credit Agreement. In addition, the Company had cash outflows of $30.7 million related to the payment of the $0.175 per share quarterly dividend on March 17, 2009 and June 16, 2009.

As of August 1, 2009, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock. A&F did not repurchase any shares of A&F’s Common Stock during the twenty-six weeks ended August 1, 2009.
The Company had $36.7 million and $100.0 million outstanding under its unsecured Amended Credit Agreement on August 1, 2009 and January 31, 2009, respectively. The average interest rate for the thirteen and twenty-six weeks ended August 1, 2009 was 1.6%. As of August 1, 2009, the Company had an additional $313.3 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at August 1, 2009. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others, (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the exit of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the exit of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009 and $325 million in Fiscal 2010 plus any unused portion from the prior year. The Company was in compliance with the applicable ratio requirements at August 1, 2009.
The unsecured Amended Credit Agreement is more fully described in Note 11, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $25.5 million and $21.1 million were outstanding on August 1, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $17.4 million and $16.9 million were outstanding on August 1, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.

Off-Balance Sheet Arrangements

As of August 1, 2009, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 1, 2009, changes to the contractual obligations from those as of January 31, 2009 included a net reduction of $63.3 million of borrowings under the amended credit agreement due to the repayment of $100.0 million of U.S. dollar denominated borrowings, partially off-set by separate foreign currency denominated borrowings of $36.7 million, a reduction for the payment of lease deposits of $26.5 million and an addition of lease termination obligations of $20.5 million related to the exit of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of August 1, 2009, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
Store Activity

May 2, 2009	354	212	515	29	16	1,126
New	—	1	5	—	—	6
Remodels/Conversions (net activity)	—	—	—	—	—	—
Closed	—	—	—	—	—	—

August 1, 2009	354	213	520	29	16	1,132

Gross Square Feet (thousands)
May 2, 2009	3,144	981	3,475	267	161	8,028
New	—	5	80	—	—	85
Remodels/Conversions (net activity)	—	—	(3)	—	—	(3)
Closed	—	—	—	—	—	—

August 1, 2009	3,144	986	3,552	267	161	8,110

Average Store Size	8,881	4,629	6,831	9,207	10,063	7,164

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
Store Activity

May 3, 2008	357	202	460	23	5	1,047
New	—	6	23	2	3	34
Remodels/Conversions (net activity)	2	1	—	—	—	3
Closed	(2)	—	(1)	—	—	(3)

August 2, 2008	357	209	482	25	8	1,081

Gross Square Feet (thousands)

May 3, 2008	3,162	923	3,077	218	57	7,437
New	—	29	152	20	31	232
Remodels/Conversions (net activity)	23	6	—	—	—	29
Closed	(18)	—	(6)	—	—	(24)

August 2, 2008	3,167	958	3,223	238	88	7,674

Average Store Size	8,871	4,584	6,687	9,520	11,000	7,099

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

Store Activity

January 31, 2009	356	212	515	28	14	1,125
New	—	3	6	1	2	12
Remodels/Conversions (net activity)	—	—	—	—	—	—
Closed	(2)	(2)	(1)	—	—	(5)

August 1, 2009	354	213	520	29	16	1,132

Gross Square Feet (thousands)
January 31, 2009	3,164	976	3,474	262	146	8,022
New	—	19	87	5	15	126
Remodels/Conversions (net activity)	—	—	(3)	—	—	(3)
Closed	(20)	(9)	(6)	—	—	(35)

August 1, 2009	3,144	986	3,552	267	161	8,110

Average Store Size	8,881	4,629	6,831	9,207	10,063	7,164

	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total

Store Activity

February 2, 2008	359	201	450	22	3	1,035
New	1	8	33	3	5	50
Remodels/Conversions (net activity)	2	1	—	—	—	3
Closed	(5)	(1)	(1)	—	—	(7)

August 2, 2008	357	209	482	25	8	1,081

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204	34	7,337
New	18	38	214	34	54	358
Remodels/Conversions (net activity)	23	5	—	—	—	28
Closed	(41)	(2)	(6)	—	—	(49)

August 2, 2008	3,167	958	3,223	238	88	7,674

Average Store Size	8,871	4,584	6,687	9,520	11,000	7,099

Capital Expenditures and Lessor Construction Allowances
Capital expenditures totaled $106.7 million and $200.2 million for the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively. For the twenty-six week period ended August 1, 2009, $80.4 million of capital expenditures related to new store construction, store refreshes and remodels, primarily driven by flagships and international stores, and $26.3 million related to information technology, distribution center and other home office projects, primarily related to information technology. For the twenty-six week period ended August 2, 2008, $154.8 million related to new store construction, store refreshes and remodels, primarily driven by domestic stores, and $45.4 million related to information technology, distribution center and other home office projects, primarily related to information technology. Additionally, the non-cash accrual for construction in progress decreased $1.5 million for the twenty-six week period ended August 1, 2009 compared to a decrease of $13.6 million for the twenty-six week period ended August 2, 2008.
Lessor construction allowances are an integral part of the decision-making process for assessing the viability of new store leases. In making the decision whether to invest in a store location, the Company calculates the estimated future return on its investment based on the cost of construction, less any construction allowances to be received from the landlord. For the twenty-six week periods ended August 1, 2009 and August 2, 2008, the Company received $18.8 million and $28.8 million in construction allowances, respectively.
During Fiscal 2009, the Company anticipates capital expenditures of approximately $185 million. Approximately $140 million of this amount is allocated to new store construction, store refreshes and remodels and approximately $45 million is allocated to information technology, distribution center and other home office projects. The reduction from the previous estimate of capital expenditures of $200 million is primarily the result of net reductions in construction costs related to 2009 store openings, timing effects related to 2010 store openings and reductions and postponement of non-essential projects related to existing stores.
During Fiscal 2009, the Company expects to open a total of 23 new stores, across all brands, both domestically and internationally. Domestically, in addition to the Hollister EPIC flagship that opened in the second quarter, the Company expects the addition of two new abercrombie stores, four new Hollister mall-based stores, one new Gilly Hicks stores and two new outlet stores. Internationally, the Company remains on track to open Abercrombie & Fitch and abercrombie flagships in Milan, and an Abercrombie & Fitch flagship in Tokyo. The Company also plans to open seven new mall-based Hollister stores in the United Kingdom, one mall-based Hollister store in Germany and one mall-based Hollister store in Italy, and one abercrombie store in Canada.
Pending Closure of RUEHL Branded Stores and Related Direct-to-Consumer Operations
On June 16, 2009, the Board of Directors of the Company approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company anticipates the closure will be substantially complete by the end of the current fiscal year.

The determination to take this action was based on a comprehensive review and evaluation of the performance of RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The pre-tax operating loss includes store operating results and home office and other costs directly attributable to RUEHL operations. On a full year basis, the marginal tax rate applied to charges associated with exiting the RUEHL branded stores and direct-to-consumer operations is estimated to be approximately 39%. Below is a summary of the results of continuing RUEHL operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

NET SALES	$11,237	$12,501	$21,644	$25,540
Cost of Goods Sold	4,750	5,079	8,926	10,685

GROSS PROFIT	6,487	7,422	12,718	14,855
Stores and Distribution Expense (1)	34,904	12,691	94,193	24,724
Marketing, General and Administrative Expense (2)	2,005	3,601	8,196	7,313
Other Operating Income, Net	—	(10)	(11)	(41)

OPERATING LOSS	$(30,422)	$(8,860)	$(89,660)	$(17,141)

(1)	Stores and Distribution Expense includes non-cash pre-tax asset impairment charges of approximately $0.8 million and $48.5 million during the thirteen and twenty-six weeks ended August 1, 2009, respectively. Stores and Distribution Expense also includes net lease termination related charges of approximately $23.0 million during the thirteen and twenty-six weeks ended August 1, 2009.

(2)	Marketing, General and Administrative Expense includes non-cash pre-tax asset impairment charges of approximately $3.0 million during the twenty-six weeks ended August 1, 2009. Marketing, General and Administrative Expense also includes severance charges of approximately $0.6 million during the thirteen and twenty-six weeks ended August 1, 2009.
In addition, as a result of exiting the RUEHL branded stores and related direct-to-consumer operations, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $65 million, including the net present value of lease terminations, potential sub-lease losses and other lease-related costs of approximately $63 million and severance and other charges of approximately $2 million. This estimate is based on a number of significant assumptions and could change materially. The additional charges are expected to be recognized over the terms of the related agreements in accordance with applicable accounting guidance.
Below is a summary of asset impairment charges and charges related to the pending closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 1, 2009	August 1, 2009
Non-Cash Charges
Asset Impairments (1)	$805	$51,536
Cash Charges
Lease Terminations (2)	22,983	22,983
Severance Charges	644	644

Total Charges	$24,432	$75,163

(1)	The charge primarily relates to store furniture and fixtures and leasehold improvements.

(2)	The charge is based on the net present value of liabilities created by lease termination agreements.

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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded upon customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $6.9 million, $9.1 million and $9.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
The Company’s gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At August 1, 2009 and January 31, 2009, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $41.8 million and $57.5 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
Auction Rate Securities — In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).” FSP 157-4 provides additional guidance for measuring fair value in accordance with SFAS No. 157 when the volume and level of market activity for an asset or liability has significantly decreased and when observable inputs to a fair value measurement are associated with transactions that are not orderly. As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of auction failure. In making the assumption of the market required rate of return, the Company considers the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the principal becomes available to the investor. The principal can become available under three different scenarios: (1) the assumed coupon rate is above the market required rate of return and the ARS is assumed to be called; (2) the market has returned to normal and auctions have recommenced; and (3) the principal has reached maturity. The Company has utilized a term of five years to value its securities. The Company also includes a marketability discount which takes into account the lack of activity in the current ARS market.

The use of the discounted cash flow model resulted in a cumulative impairment of $49.6 million, consisting of a temporary impairment of $32.8 million, recorded as a component of accumulated other comprehensive loss related to the Company’s available-for-sale ARS and a $16.8 million cumulative other-than-temporary impairment related to the Company’s trading ARS. For the thirteen weeks ended August 1, 2009, the Company recognized a temporary impairment of $3.5 million, recorded as a component of accumulated other comprehensive loss related to available-for-sale ARS and a $1.8 million other-than-temporary impairment related to the Company’s trading ARS as a component of Other Operating Income, Net. See further discussion in Note 5, “Cash and Equivalents and Investments” and Note 6, “Fair Value” of the Notes to Condensed Consolidated Financial Statements.
Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), states that an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and FAS 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of August 1, 2009, the Company has not incurred any credit-related loss related to available-for-sale ARS.
Assuming all other assumptions disclosed in Note 6, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield an 8% decrease in fair value and a 50 basis point decrease in the market required rate of return will yield a 9% increase in fair value.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season just passed. The valuation reserve was $7.2 million, $9.1 million and $3.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively. The increase in valuation reserve as of August 1, 2009 compared to August 2, 2008 is due to the increase of Spring merchandise carryover.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories throughout the year and adjusts the shrink reserve accordingly. The shrink reserve was $12.4 million, $10.8 million and $10.3 million at August 1, 2009, January 31, 2009 and August 2, 2008, respectively. The increase in shrink reserve as of August 1, 2009 compared to August 2, 2008 is due to the timing of the performance of physical inventory counts.
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
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. In the first quarter of Fiscal 2009, as a result of a strategic review the Company conducted of the RUEHL business, the Company determined that in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, a triggering event occurred during the thirteen weeks ended May 2, 2009, which required the Company to evaluate RUEHL related long-lived assets for potential impairment. As a result of that assessment, the Company incurred non-cash impairment charges recorded within stores and distribution expense and marketing, general and administrative expense of $47.7 million and $3.0 million, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. An additional $0.8 million of impairment charges were recorded within stores and distribution expense during the thirteen weeks ended August 1, 2009 as a result of the exit of RUEHL branded stores and related direct-to-consumer operations. Total RUEHL long-lived assets were $2.5 million, after reflecting the non-cash impairment charges totaling $51.5 million for the twenty-six weeks ended August 1, 2009.
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

Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of other comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Gains and losses resulting from foreign currency transactions included in the results of operations were immaterial for the thirteen weeks ended August 1, 2009 and August 2, 2008.
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
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in expected term or volatility will result in a higher fair valuation of stock option and stock appreciation right grants. Assuming all other assumptions disclosed in Note 3, “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements being equal, a 10% increase in term will yield a 4% increase in the Black-Scholes valuation for stock options and a 3% increase for stock appreciation rights, while a 10% increase in volatility will yield a 9% increase in the Black-Scholes valuation for stock options and a 9% increase for stock appreciation rights. The Company believes that changes in the expected term and volatility would not have a material effect on the Company’s results since the number of stock options and stock appreciation rights granted during the periods presented was not material.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2009 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	effects of the current general economic and financial conditions which impact consumer confidence and purchases and the level of consumer discretionary spending and the fact that the current economic conditions may exacerbate some of the risks noted below including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and foreign currency exchange rate fluctuations;
•	changes in consumer spending patterns and consumer preferences, including as a result of changes in economic conditions, which could affect the reputation and appeal of the Company’s brands as unfavorable conditions endure;
•	the impact of competition and pricing pressures;
•	inability to achieve sustained profit growth from the successful execution of the Company’s international expansion, as a result of many factors, including the inability to successfully penetrate new markets and strain on resources caused by the expansion;
•	effects of changes in the U.S. credit and lending market conditions;
•	loss of services of skilled senior executive officers;
•	ability to hire, train and retain qualified associates;
•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;
•	availability and market prices of key raw materials;
•	interruption of the flow of merchandise from key vendors and manufacturers and the flow of merchandise to and from distributors;
•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;
•	availability of suitable store locations under appropriate terms;
•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;
•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;
•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop;
•	effect of litigation exposure potentially exceeding expectations;
•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic; and
•	estimates of expenses which the Company may incur in connection with the closure of the RUEHL stores and related direct-to-consumer operations.
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
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 10 to 33 years. The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of August 1, 2009 were as follows:

			Other-Than-
		Temporary	Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value

Trading securities:
Auction rate securities — UBS — student loan backed	$61,500	$—	$(12,998)	$48,502
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,804)	11,196

Total trading securities	76,500	—	(16,802)	59,698

Available-for-sale securities:
Auction rate securities — student loan backed	147,950	(23,832)	—	124,118
Auction rate securities — municipal authority bonds	28,575	(8,962)	—	19,613

Total available-for-sale securities	176,525	(32,794)	—	143,731

Total	$253,025	$(32,794)	$(16,802)	$203,429

As of August 1, 2009, approximately 62% of the Company’s ARS were “AAA” rated and approximately 26% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. In assessing the expectation of recovery, an assessment of the present value of cash flows expected to be collected is performed. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of August 1, 2009, the Company does not have any credit loss incurred on the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the ARS and it becomes more than likely that the Company will be required to sell the securities before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than temporary impairment or additional temporary impairment to write down the assets fair value.
On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of approximately $76.5 million as of August 1, 2009. By entering into the agreement, UBS received the right to purchase the UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received a Put Option to sell the UBS ARS back to UBS at par commencing on June 30, 2010. The UBS ARS were classified as trading securities as of August 1, 2009 and any future gains and losses related to changes in fair value will be recorded in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income in the period incurred. Furthermore, as the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the Company classified the UBS ARS as a current asset as of August 1, 2009. For the thirteen weeks ended August 1, 2009, the Company recognized an other-than-temporary impairment of $1.8 million related to the UBS ARS which was offset by a realized gain of $2.7 million related to the Put Option. The fair value of the Put Option as of August 1, 2009 was $16.3 million and was recognized as an asset within Other Current Assets on the Condensed Consolidated Balance Sheet. The Company is subject to counter-party risk related to agreement with UBS relating to the Company’s ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of August 1, 2009, total assets held in the Rabbi Trust were $62.9 million, which included $18.6 million of available-for-sale municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $43.4 million and $0.9 million held in money market funds. The Rabbi Trust assets are consolidated in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $3.1 million and a realized loss of $1.7 million for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and a realized gain of $4.3 million and a realized loss of $0.9 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008.
Interest Rate Risks
As of August 1, 2009, the Company had $36.7 million in long-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 1.6% for the thirteen and twenty-six week periods ended August 1, 2009. Additionally, as of August 1, 2009, the Company had $313.3 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at August 1, 2009, if market interest rates average an increase of 100 basis points over the next twenty-six week period for Fiscal 2009 compared to the interest rates being incurred for the twenty-six week period ended August 1, 2009, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 30, 2010 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2009. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 1, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 1, 2009 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned The Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, The Sixth Circuit granted leave to appeal.

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
The Company’s risk factors as of August 1, 2009 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended August 1, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased under the Plans
Period (Fiscal Month)	Purchased (1)	per Share (2)	Programs (3)	or Programs (4)
May 3, 2009 through May 30, 2009	4,422	$27.49	—	11,346,900

May 31, 2009 through July 4, 2009	1,679	$31.00	—	11,346,900

July 5, 2009 through August 1, 2009	574	$23.68	—	11,346,900

Total	6,675	$28.04	—	11,346,900

(1)	The total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended August 1, 2009 was an aggregate of 6,675 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended August 1, 2009. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 10, 2009, A&F held its Annual Meeting of Stockholders (the “Annual Meeting”) at A&F’s executive offices located at 6301 Fitch Path, New Albany, Ohio. At the close of business on the April 15, 2009 record date, 87,839,016 shares of Common Stock were outstanding and entitled to vote. At the Annual Meeting, 77,360,831 or 88.07% of the outstanding shares of Common Stock entitled to vote, were represented by proxy or in person. At the Annual Meeting, James B. Bachmann, Michael S. Jeffries and John W. Kessler were re-elected to A&F’s Board of Directors, each to serve for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2012. The vote on proposals was as follows:
Proposal 1 — Election of Directors

		Votes		Broker
	Votes For	Withheld	Abstentions	Non-Votes
James B. Bachmann	42,554,035	34,806,795	—	—
Michael S. Jeffries	44,408,721	32,952,110	—	—
John W. Kessler	39,045,899	38,314,932	—	—
In addition, then incumbent directors whose terms of office continued after the Annual Meeting were: Edward F. Limato, Robert A. Rosholt and Craig R. Stapleton, whose terms will continue until the 2010 Annual Meeting of Stockholders and Lauren J. Brisky and Archie M. Griffin whose terms will continue until the 2011 Annual Meeting of Stockholders.
Proposal 2 — Ratification of Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending January 30, 2010.

		Votes		Broker
	Votes For	Against	Abstentions	Non-Votes
Beneficial Holders of Common Stock	76,497,945	743,461	60,088	—
Registered Holders of Common Stock	57,940	800	597	—
Proposal 3 — Amend the Company’s Amended and Restated Bylaws to adopt majority voting in uncontested director elections

		Votes		Broker
	Votes For	Against	Abstentions	Non-Votes
Beneficial Holders of Common Stock	75,324,653	1,367,689	609,152	—
Registered Holders of Common Stock	45,547	5,325	8,465	—
Proposal 4 — Stockholder proposal urging the A&F Board of Directors’ Compensation Committee to adopt a policy that A&F will not make or promise any “golden coffin” payments to its senior executives’ estate or beneficiaries

		Votes		Broker
	Votes For	Against	Abstentions	Non-Votes
Beneficial Holders of Common Stock	24,990,593	41,959,920	4,161,024	6,189,958
Registered Holders of Common Stock	19,924	28,732	10,680	—

ITEM 6.	EXHIBITS
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

3.4
Certificate regarding Approval of Amendment to Section 2.03 of Amended and Restated Bylaws of Abercrombie & Fitch Co., by stockholders of Abercrombie & Fitch Co. at Annual Meeting of Stockholders held on June 10, 2009, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.5
Certificate regarding Approval of Addition to New Article IX of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on June 10, 2009, incorporated herein by reference to Exhibit 3.2 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.6	Amended and Restated Bylaws of A&F (reflecting amendments through June 10, 2009).*

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

4.12
Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent , incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2009 (File No. 001-12107).

4.13
Amendment No. 2 to Credit Agreement, made as of June 16, 2009, by and among Abercrombie & Fitch Management Co., as a borrower; Abercrombie & Fitch Europe SA, Abercrombie & Fitch (UK) Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; Abercrombie & Fitch Co., as a guarantor; National City Bank, as a Co-Lead Arranger, Global Agent, Swing Line Lender, an LC Issuer and a Lender; JP Morgan Chase Bank, N.A., as a Co-Lead Arranger, Syndication Agent and a Lender; The Huntington National Bank, as a Lender; National City Bank, Canada Branch, as a Canadian Lender; J.P. Morgan Chase Bank, N.A. (Canada Branch), as a Lender; J.P. Morgan Europe Limited, as a Lender; Fifth Third Bank, as a Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennsylvania, as a Lender; Sumitomo Mitsui Banking Corporation, as a Lender; US Bank National Association, as a Lender; and PNC Bank, National Association, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 19, 2009 (File No. 001-12107).

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

10.45
Stock Appreciation Right Agreement [Retention Grant Tranche 3] by and between A&F and Michael S. Jeffries entered into effective as of September 1, 2009 to evidence third tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

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

ABERCROMBIE & FITCH CO.
Date: September 8, 2009	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.6	Amended and Restated Bylaws of Abercrombie & Fitch Co. (reflecting amendments through June 10, 2009)

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.