Form 10-Q
period 2009-10-31
ABERCROMBIE & FITCH CO /DE/
filed 2009-12-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 4, 2009

$.01 Par Value	87,982,548 Shares

ABERCROMBIE & FITCH CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Thirteen and Thirty-Nine Weeks Ended October 31, 2009 and November 1, 2008	3

Condensed Consolidated Balance Sheets October 31, 2009 and January 31, 2009	4

Condensed Consolidated Statements of Cash Flows Thirty-nine Weeks Ended October 31, 2009 and November 1, 2008	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	48

Part II. Other Information

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	53

Exhibit 10.32
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

NET SALES	$765,401	$896,344	$2,025,996	$2,542,321

Cost of Goods Sold	278,471	304,401	720,379	823,243

GROSS PROFIT	486,930	591,943	1,305,617	1,719,078

Stores and Distribution Expense	370,064	386,545	1,126,862	1,089,052
Marketing, General and Administrative Expense	88,123	104,959	269,331	318,681
Other Operating (Income) Expense, Net	(1,609)	299	(6,277)	(3,396)

OPERATING INCOME (LOSS)	30,352	100,140	(84,299)	314,741

Interest Expense (Income), Net	461	(560)	(2,691)	(9,963)

INCOME (LOSS) BEFORE TAXES	29,891	100,700	(81,608)	324,704

Tax (Benefit) Expense	(8,892)	36,800	(34,404)	120,856

NET INCOME (LOSS)	$38,783	$63,900	$(47,204)	$203,848

NET INCOME (LOSS) PER SHARE:
BASIC	$0.44	$0.73	$(0.54)	$2.35
DILUTED	$0.44	$0.72	$(0.54)	$2.27

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,943	87,034	87,839	86,737
DILUTED	88,730	88,806	87,839	89,636

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$1,639	$(9,499)	$9,640	$(10,413)
Unrealized gain (loss) on Marketable Securities, net of taxes of $(1,402) and $7,689 for the thirteen week periods ended October 31, 2009 and November 1, 2008, respectively, and $193 and $7,857 for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively.	2,387	4,845	(328)	(13,334)
Unrealized gain (loss) on derivative financial instruments, net of taxes of $(1,080) and $(1,152) for the thirteen week periods ended October 31, 2009 and November 1, 2008, respectively, and $1,586 and $(1,201) for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively.	1,840	1,802	(2,699)	1,879

Other Comprehensive Income (Loss)	$5,866	$(2,852)	$6,613	$(21,868)

COMPREHENSIVE INCOME (LOSS)	$44,649	$61,048	$(40,591)	$181,980

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	October 31, 2009	January 31, 2009
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$466,887	$522,122
Marketable Securities	55,985	—
Receivables	73,994	53,110
Inventories	347,180	372,422
Deferred Income Taxes	82,034	43,408
Other Current Assets	108,624	93,763

TOTAL CURRENT ASSETS	1,134,704	1,084,825

PROPERTY AND EQUIPMENT, NET	1,318,864	1,398,655

NON-CURRENT MARKETABLE SECURITIES	130,250	229,081

OTHER ASSETS	180,526	135,620

TOTAL ASSETS	$2,764,344	$2,848,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$150,117	$92,814
Outstanding Checks	43,662	56,939
Accrued Expenses	224,955	241,231
Deferred Lease Credits	43,947	42,358
Income Taxes Payable	9,332	16,455

TOTAL CURRENT LIABILITIES	472,013	449,797

LONG-TERM LIABILITIES:
Deferred Income Taxes	40,495	34,085
Deferred Lease Credits	196,616	211,978
Borrowings under Credit Agreement	50,582	100,000
Other Liabilities	226,262	206,743

TOTAL LONG-TERM LIABILITIES	513,955	552,806

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 31, 2009 and January 31, 2009	1,033	1,033
Paid-In Capital	330,092	328,488
Retained Earnings	2,151,626	2,244,936
Accumulated Other Comprehensive Income (Loss), net of tax	(16,068)	(22,681)
Treasury Stock, at Average Cost - 15,341 and 15,664 shares at October 31, 2009 and January 31, 2009, respectively	(688,307)	(706,198)

TOTAL SHAREHOLDERS’ EQUITY	1,778,376	1,845,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,764,344	$2,848,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008

OPERATING ACTIVITIES:
Net (Loss) Income	$(47,204)	$203,848

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	178,693	165,592
Non-Cash Charge for Asset Impairment	51,536	—
Amortization of Deferred Lease Credits	(34,726)	(32,284)
Share-Based Compensation	26,615	32,606
Tax (Deficiency) Benefit from Share-Based Compensation	(6,199)	16,946
Excess Tax Benefit from Share-Based Compensation	—	(5,970)
Deferred Taxes	(31,722)	15,524
Loss on Disposal / Write-off of Assets	8,818	3,495
Lessor Construction Allowances	29,205	43,831
Changes in Assets and Liabilities:
Inventories	26,919	(173,082)
Accounts Payable and Accrued Expenses	36,942	(6,671)
Income Taxes	(7,626)	(81,909)
Other Assets and Liabilities	(60,377)	(1,503)

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,874	180,423

INVESTING ACTIVITIES:
Capital Expenditures	(144,537)	(298,509)
Purchase of Trust-Owned Life Insurance Policies	(9,789)	—
Purchases of Marketable Securities	—	(49,411)
Proceeds from Sales of Marketable Securities	40,350	297,673

NET CASH USED FOR INVESTING ACTIVITIES	(113,976)	(50,247)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	1,687	55,194
Repayment of Borrowings under Credit Agreement	(100,000)	—
Proceeds from Borrowings under Credit Agreement	48,056	100,000
Excess Tax Benefit from Share-Based Compensation	—	5,970
Purchase of Treasury Stock	—	(50,000)
Change in Outstanding Checks and Other	(20,372)	(10,648)
Dividends Paid	(46,104)	(45,535)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(116,733)	54,981

EFFECT OF EXCHANGE RATES ON CASH	4,600	(5,158)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(55,235)	179,999
Cash and Equivalents, Beginning of Period	522,122	118,044

CASH AND EQUIVALENTS, END OF PERIOD	$466,887	$298,043

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(7,319)	$(9,331)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
The Condensed Consolidated Financial Statements as of October 31, 2009 and for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009. The year-end condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
The Financial Accounting Standards Board (“FASB”) has mandated the Accounting Standards Codification (“ASC”) as the single authoritative source for generally accepted accounting principles in the United States of America. Unless it is necessary to clarify a point to the reader, specific section references to the ASC are not used in the notes to the Condensed Consolidated Financial Statements when discussing application of accounting principles or addressing new accounting pronouncements.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2009.
The Company evaluated circumstances for potential subsequent events through December 8, 2009, the filing date of this Quarterly Report on Form 10-Q.
The Condensed Consolidated Financial Statements as of October 31, 2009 and for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the condensed consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.	SEGMENT REPORTING
The Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie kids, Hollister, RUEHL and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable segment because they have similar economic characteristics and meet the required aggregation criteria. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes, and distribution methods.
Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands):	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
United States	$677,381	$833,958	$1,806,354	$2,354,840
International	88,020	62,386	219,642	187,481

Total	$765,401	$896,344	$2,025,996	$2,542,321

Long-Lived Assets:

(in thousands):	October 31, 2009	January 31, 2009
United States	$1,238,477	$1,371,734
International	177,837	80,341

Total	$1,416,314	$1,452,075

Long-lived assets included in the table above primarily include property and equipment, net, store supplies, and lease deposits.
3.	SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $9.3 million and $26.6 million for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $10.7 million and $32.6 million for the thirteen and thirty-nine week periods ended November 1, 2008, respectively. The Company also recognized $3.4 million and $9.8 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended October 31, 2009, respectively, and $4.1 million and $12.3 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended November 1, 2008, respectively.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effect of adjustments for forfeitures during the thirty-nine week period ended October 31, 2009 was a benefit of $3.3 million. The effect of adjustments for forfeitures were immaterial during the thirty-nine week period ended November 1, 2008.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of October 31, 2009, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in shareholder approved plans at the applicable time.
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
Stock Options
The weighted-average estimated fair value of stock options granted during the thirty-nine week periods ended October 31, 2009 and November 1, 2008, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Grant Date Market Price	$22.87	$78.37

Exercise price	$22.87	$78.37

Fair value	$8.26	$19.69

Assumptions:

Price volatility	50%	30%
Expected term (Years)	4.1	4.0
Risk-free interest rate	1.6%	2.5%
Dividend yield	1.7%	0.9%

Below is a summary of stock option activity for the thirty-nine weeks ended October 31, 2009:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 31, 2009	6,675,990	$41.70
Granted	4,000	22.87
Exercised	(64,050)	25.94
Forfeited or cancelled	(3,626,552)	44.71

Outstanding at October 31, 2009	2,989,388	$38.30	$13,608,928	3.9

Options exercisable at October 31, 2009	2,520,438	$33.45	$12,477,928	3.1

Options expected to vest at October 31, 2009	430,975	$64.41	$1,016,441	8.0

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $0.2 million and $40.3 million, respectively.
The grant date fair value of stock options vested during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $5.1 million and $4.8 million, respectively.
As of October 31, 2009, there was $6.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirty-nine week period ended October 31, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	October 31, 2009
		Executive Officers
	Chairman and Chief	(excluding Chairman and
	Executive Officer	Chief Executive Officer)	All Other Associates

Grant Date Market Price	$28.42	$25.77	$25.72

Exercise price	$32.99	$25.77	$25.72

Fair value	$9.67	$10.06	$9.84

Assumptions:

Price volatility	47%	52%	53%
Expected term (Years)	5.6	4.5	4.1
Risk-free interest rate	2.5%	1.6%	1.6%
Dividend yield	2.4%	1.7%	1.7%
There were no stock appreciation rights granted during the thirty-nine week period ended November 1, 2008.

Below is a summary of stock appreciation rights activity for the thirty-nine weeks ended October 31, 2009:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 31, 2009	1,600,000	$28.55
Granted	4,219,867	31.66
Exercised	—	—
Forfeited or cancelled	(47,500)	25.77

Outstanding at October 31, 2009	5,772,367	$30.84	$24,083,525	6.7

As of October 31, 2009, there was $48.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units and Restricted Shares
Below is a summary of restricted stock unit and restricted share activity for the thirty-nine weeks ended October 31, 2009:

		Weighted-Average Grant
Restricted Stock Units / Restricted Shares	Number of Shares	Date Fair Value
Non-vested at January 31, 2009	1,498,355	$64.18
Granted	460,947	23.95
Vested	(395,717)	64.40
Forfeited	(212,098)	56.23

Non-vested at October 31, 2009	1,351,487	$55.64

The total fair value of restricted stock units granted during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $11.0 million and $50.3 million, respectively.
The total grant date fair value of restricted stock units and restricted shares vested during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $25.5 million and $22.1 million, respectively.
As of October 31, 2009, there was $47.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and restricted shares. The unrecognized cost is expected to be recognized over a weighted-average period of 1.2 years.
4.	NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income (loss) per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights, restricted stock units and restricted shares.

Weighted-Average Shares Outstanding and Anti-dilutive Shares (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
Shares of Common Stock issued	103,300		103,300		103,300		103,300
Treasury shares	(15,357)		(16,266)		(15,461)		(16,563)

Weighted-Average — basic shares	87,943		87,034		87,839		86,737

Dilutive effect of stock options, stock appreciation rights and restricted stock units	787		1,772		—		2,899

Weighted-Average — diluted shares	88,730		88,806		87,839		89,636

Anti-dilutive shares	4,548	(1)	5,346	(1)	10,113	(2)	1,493	(1)

(1)	Reflects the number of stock options, stock appreciation rights, restricted stock units and restricted shares outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

(2)	Reflects the number of stock options, stock appreciation rights, restricted stock units and restricted shares oustanding, but excluded from the computation of net income per diluted share because the Company was in a net loss position and the impact would be anti-dilutive.

5.	CASH AND EQUIVALENTS AND INVESTMENTS
Cash and equivalents and investments consisted of (in thousands):

	October 31, 2009	January 31, 2009
Cash and equivalents:
Cash	$183,361	$137,383
Money market funds	283,526	384,739

Total cash and equivalents	466,887	522,122

Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	44,694	—
Auction rate securities — UBS — municipal authority bonds	11,291	—

Total trading securities	55,985	—

Marketable securities — Non-Current:
Trading securities:
Auction rate securities — UBS — student loan backed	—	50,589
Auction rate securities — UBS — municipal authority bonds	—	11,959

Total trading securities	—	62,548

Available-for-sale securities:
Auction rate securities — student loan backed	110,006	139,239
Auction rate securities — municipal authority bonds	20,244	27,294

Total available-for-sale securities	130,250	166,533

Total non-current marketable securities	130,250	229,081

Rabbi Trust assets: (1)
Money market funds	1,107	473
Municipal notes and bonds	18,469	18,804
Trust-owned life insurance policies (at cash surrender value)	47,348	32,549

Total Rabbi Trust assets	66,924	51,826

Total cash and equivalents and investments	$720,046	$803,029

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets.

At October 31, 2009 and January 31, 2009, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 10 to 33 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security.
The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of October 31, 2009 were as follows:

		Temporary	Other-Than-Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value
Trading securities:
Auction rate securities — UBS — student loan backed	$57,250	$—	$(12,556)	$44,694
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,709)	11,291

Total trading securities	72,250	—	(16,265)	55,985

Available-for-sale securities:
Auction rate securities — student loan backed	130,049	(20,043)	—	110,006
Auction rate securities — municipal authority bonds	28,575	(8,331)	—	20,244

Total available-for-sale securities	158,624	(28,374)	—	130,250

Total	$230,874	$(28,374)	$(16,265)	$186,235

The Company recorded a temporary impairment of $0.2 million for the thirty-nine weeks ended October 31, 2009, related to the available-for-sale ARS. An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, an assessment of the present value of cash flows expected to be collected is performed. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has no intent to sell and, it is not likely they will be required to sell the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of October 31, 2009, the Company had not incurred any credit-related loss on available-for-sale ARS. Furthermore, as of October 31, 2009, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
On November 13, 2008, the Company executed an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS (“UBS ARS”) with a par value of $76.5 million, of which $72.3 million are still held as of October 31, 2009. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008 and the Company received the right to sell (“Put Option”) the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. As a result, as of January 31, 2009, the Company transferred the UBS ARS with a par value of $76.5 million from available-for-sale securities to trading securities and recognized an other-than-temporary impairment of $14.0 million in Other Operating (Income) Expense, Net in the fourth quarter of Fiscal 2008. In addition, as of January 31, 2009, the Company elected to apply fair value accounting for the related Put Option and simultaneously recorded an asset of $12.3 million within Other Current Assets and a gain within Other Operating (Income) Expense, Net in the fourth quarter of Fiscal 2008. For the thirteen weeks ended October 31, 2009, the Company recorded a net reduction of the other-than-temporary impairment on the UBS ARS of $0.5 million which was offset by a realized loss of $0.6 million related to the Put Option, both recorded in Other Operating (Income) Expense, Net. For the thirty-nine weeks ended October 31, 2009, the Company recorded an additional other-than-temporary impairment of $2.3 million on the UBS ARS which was offset by a realized gain of $3.4 million related to the Put Option. As the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the UBS ARS are classified as current assets as of October 31, 2009.
See Note 6, “Fair Value,” for further discussion on the valuation of the ARS and Put Option.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen or thirty-nine week periods ended October 31, 2009 and November 1, 2008. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $0.7 million and a realized loss of $3.0 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and a realized gain of $5.0 million and a realized loss of $3.9 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, recorded in Interest Expense (Income), Net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
6.	FAIR VALUE
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs to measure fair value are as follows:
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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of October 31, 2009
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$284,633	$—	$—	$284,633
Auction rate securities — Trading	—	—	55,985	55,985
Auction rate securities — Available-for-Sale	—	—	130,250	130,250
UBS Put option	—	—	15,684	15,684
Municipal bonds held in the Rabbi Trust	18,473	—	—	18,473

Total assets measured at fair value	$303,106	$—	$201,919	$505,025

LIABILITIES:
Derivative financial instruments	—	2,051	—	2,051

	$—	$2,051	$—	$2,051

(1)	Includes $283.5 million in money market funds included in Cash and Equivalents and $1.1 million of money market funds held in the Rabbi Trust which are included in Other Assets on the Condensed Consolidated Balance Sheet.

The level 2 liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
The level 3 assets primarily include investments in insured student loan backed ARS and insured municipal authority bonds ARS, which include both the available-for-sale and trading ARS. Additionally, level 3 assets include the Put Option related to the UBS Agreement.
As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as of October 31, 2009. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the principal becomes available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.
As of October 31, 2009, approximately 61% of the Company’s ARS were “AAA” rated and approximately 26% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies.
In Fiscal 2008, the Company elected to apply fair value accounting for the Put Option related to the Company’s UBS ARS. The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of October 31, 2009, adjusted for counterparty risk. The present value was calculated using a discount rate that incorporates an investment grade corporate bond index rate and the credit default swap rate for UBS. The Put Option is recognized as an asset within Other Current Assets on the accompanying Condensed Consolidated Balance Sheet and the corresponding gains and losses within Other Operating (Income) Expense, Net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company recognized a realized loss of $0.6 million on the UBS Put Option for the thirteen weeks ended October 31, 2009 and a realized gain of $3.4 million for the thirty-nine week period ended October 31, 2009.
The table below includes a roll forward of the Company’s level 3 assets and liabilities from January 31, 2009 to October 31, 2009. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Trading	Available-for-sale	Put
(in thousands)	ARS	ARS	Option	Total
Fair value, January 31, 2009	$62,548	$166,533	$12,309	$241,390
Redemptions	(4,250)	(36,100)	—	(40,350)
Tranfers (out)/in	—	—	—	—
Gains and losses, net:
Reported in Net (Loss) Income	(2,313)	—	3,375	1,062
Reported in Other Comprehensive Income (Loss)	—	(183)	—	(183)

Fair value, October 31, 2009	$55,985	$130,250	$15,684	$201,919

7.	INVENTORIES
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
The fiscal year is comprised of two principal selling seasons: Spring (the first and second fiscal quarters) and Fall (the third and fourth fiscal quarters). The Company classifies its inventory into three categories: spring fashion, fall fashion and basic. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory on-hand. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated cost effect of future selling price decreases necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $40.6 million, $9.1 million and $42.3 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates, based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $10.6 million, $10.8 million and $5.5 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
The inventory balance, net of the above mentioned reserves, was $347.2 million, $372.4 million and $504.9 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
8.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	October 31, 2009	January 31, 2009
Property and equipment, at cost	$2,456,760	$2,339,284
Accumulated depreciation and amortization	(1,137,896)	(940,629)

Property and equipment, net	$1,318,864	$1,398,655

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. In the first quarter of Fiscal 2009, as a result of a strategic review of the RUEHL business, the Company determined that a triggering event occurred during the thirteen weeks ended May 2, 2009. As a result of that assessment, the Company incurred non-cash impairment charges of $47.7 million recorded within stores and distribution expense and non-cash impairment charges of $3.0 million recorded within marketing, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 2, 2009. An additional $0.8 million of impairment charges related to RUEHL were recorded within stores and distribution expense during the thirteen weeks ended August 1, 2009. The remaining fair value of the RUEHL long-lived assets was $1.4 million as of October 31, 2009. Impairment charges incurred for assets that remain in use as of October 31, 2009 are included in accumulated depreciation and amortization.

Store related assets are considered Level 3 assets in the fair value hierarchy and the fair values were determined at the store level primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type.
9.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Deferred lease credits	$534,967	$514,041
Amortized deferred lease credits	(294,404)	(259,705)

Total deferred lease credits, net	$240,563	$254,336

10.	INCOME TAXES
The Company’s provisions for income taxes for the interim reporting periods in Fiscal 2008 along with the thirteen weeks ended May 2, 2009 and August 1, 2009 were based on estimates of the Company’s annual effective tax rate for the full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is the Company’s annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The low absolute levels of income projected for Fiscal 2009 along with the mix of income (loss) between foreign and domestic operations, cause an unusual relationship between income (loss) and income tax expense (benefit) with small changes resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the thirteen and thirty-nine weeks ended October 31, 2009 by applying the actual effective tax rate to the year-to-date loss, as permitted by accounting principles generally accepted in the United States of America.
The effective tax rate for the thirteen weeks ended October 31, 2009 was a benefit of 29.7% as compared to an expense of 36.5% for the Fiscal 2008 comparable period. The provision for the thirteen weeks ended October 31, 2009 includes a benefit of $2.2 million from the settlement of state tax audits along with a true up benefit of approximately $18.6 million for the difference between the year-to-date tax rate for the twenty-six weeks ended August 1, 2009 and the year-to-date tax rate for the thirty-nine weeks ended October 31, 2009.
Cash payments of income taxes made during the thirteen weeks ended October 31, 2009 and November 1, 2008 were approximately $3.2 million and $32.1 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 were approximately $22.0 million and $170.8 million, respectively.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of certain foreign subsidiaries. A portion of these net operating loss carryovers begin expiring in the year 2013 and some have an indefinite carry forward period. As of October 31, 2009 and January 31, 2009, the valuation allowance totaled $0.4 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
11.	LONG-TERM DEBT
On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (as previously amended by Amendment No. 1 to Credit Agreement made as of December 29, 2008, the “Credit Agreement”) under which up to $450 million was available. On June 16, 2009, the Company amended the Credit Agreement and, as a result, revised the ratio requirements, as further discussed below, and also reduced the amount available from $450 million to $350 million (as amended, the “Amended Credit Agreement”). The primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.
The Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of October 31, 2009.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at October 31, 2009. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others, (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009 and $325 million in Fiscal 2010 plus any unused portion from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at October 31, 2009.

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
The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $27.5 million and $21.1 million were outstanding on October 31, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $17.8 million and $16.9 million were outstanding on October 31, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.
The Company had $50.6 million and $100.0 million outstanding under the Amended Credit Agreement as of October 31, 2009 and January 31, 2009, respectively. The $50.6 million outstanding as of October 31, 2009 was denominated in Japanese Yen. As of October 31, 2009, the carrying value of the Company’s long-term debt approximated fair value. The average interest rate for the thirteen and thirty-nine week periods ended October 31, 2009 was 2.8% and 2.2%, respectively. The Company classified the debt as a long-term liability on the Company’s Condensed Consolidated Balance Sheet.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (“UBS Credit Line”) under which up to $47.9 million was available as October 31, 2009. The amount available is subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date.
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
The terms of the UBS Credit Line include customary events of default such as payment defaults, the failure to maintain sufficient collateral, the failure to observe any covenant or material representation, bankruptcy and insolvency, cross-defaults to other indebtedness and other stated events of default. Upon an event of default, the obligations under the UBS Credit Line will become immediately due and payable. No borrowings were outstanding under the UBS Credit Line as of October 31, 2009.

12.	DERIVATIVES
All derivative instruments are recorded at fair value on the Condensed Consolidated Balance Sheets as either Other Assets or Accrued Expenses. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as a hedge and qualifies for hedge accounting treatment. As of October 31, 2009, all derivative instruments were designated as hedges and qualified for hedge accounting treatment. There were no outstanding derivative instruments as of January 31, 2009.
In order to qualify for hedge accounting, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.
For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Income (Loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of October 31, 2009.
The Company’s cash flow hedges consist of hedges of the settlement of foreign denominated receivables resulting from forecasted foreign denominated inter-company inventory sales. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of October 31, 2009, the maximum length of time over which forecasted foreign denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Loss. Substantially all of the remaining unrealized gains or losses related to foreign denominated inter-company inventory sales that have occurred as of October 31, 2009 will be recognized in costs of goods sold over the next two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. generally accepted accounting principles.

As of October 31, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign denominated inter-company inventory sales and the resulting settlement of the foreign denominated inter-company accounts receivable:

Currency	Notional Amount (1)
Canadian dollar (CAD)	$8,948
British Pound (GBP)	$32,251

(1)	Amounts are reported in thousands and in U.S. Dollars.
The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of October 31, 2009 and January 31, 2009 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	October 31, 2009	January 31, 2009	Location	October 31, 2009	January 31, 2009
Derivatives Designated as Hedging Instruments:

Foreign Exchange Forward Contracts	Other Current Assets	$—	$—	Accrued Expenses	$2,051	$—

The Company did not have any derivatives that were not designated as hedging instruments outstanding as of October 31, 2009 or January 31, 2009.
The location and amounts of derivative gains and losses for the thirteen weeks ended October 31, 2009 and November 1, 2008 on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) are as follows:

						Location of Gain (Loss)	Amount of Gain Recognized
	Amount of (Loss) Gain		Location of Loss			Recognized in Earnings on	in Earnings on Derivative
	Recognized in OCI on		Reclassified from	Amount of Loss Reclassified		Derivative (Ineffective	(Ineffective Portion and
	Derivative Contracts		Accumulated OCI	from Accumulated OCI into		Portion and Amount	Amount Excluded from
	(Effective Portion)		into Earnings	Earnings (Effective Portion)		Excluded from Effectiveness	Effectiveness Testing)
	(a)		(Effective Portion)	(b)		Testing)	(c)
	For the Thirteen Weeks Ended
	October 31,	November 1,		October 31,	November 1,		October 31,	November 1,
(in thousands)	2009	2008		2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$742	$2,950	Cost of Goods Sold	$(2,178)	$(4)	Other Operating (Income) Loss, Net	$17	$268

	For the Thirty-Nine Weeks Ended
	October 31,	November 1,		October 31,	November 1,		October 31,	November 1,
(in thousands)	2009	2008		2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(5,420)	$2,699	Cost of Goods Sold	$(1,135)	$(381)	Other Operating (Income) Loss, Net	$19	$55

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI to earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen or thirty-nine weeks ended October 31, 2009 and November 1, 2008.
The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

13.	PENDING CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, the Company’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company anticipates the closure will be complete by the end of Fiscal 2009. The determination to take this action was based on a comprehensive review and evaluation of the performance of RUEHL branded stores and direct-to-consumer operations, as well as the related real estate portfolio.
Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Condensed Consolidated Balance Sheet as of October 31, 2009 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

Thirty-Nine Weeks Ended
October 31, 2009
Beginning Balance	$—
Costs Incurred, excluding Non-Cash Charges (1)	40,408
Cash Payments	(3,998)

Ending Balance (2)	$36,410

(1)	Reflects $33.9 million of charges incurred related to lease terminations and severance obligations grossed up to reflect the effect of non-cash lease credits related to terminated leases. These non-cash lease credits offset the expense incurred.

(2)	Reflects the net present value of lease obligations and related costs determined based on signed termination agreements and the present value of severance obligations created when the Company determined the termination would occur and the employee was notified. As of October 31, 2009, there were $26.2 million of lease termination charges and $0.1 million of severance charges recorded as a current liability in Accrued Expenses and $10.1 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.
Below is a summary of charges related to the closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 31, 2009	October 31, 2009
Non-Cash Charges
Asset Impairments (1)	$—	$51,536
Cash Charges
Lease Terminations (2)	9,991	32,974
Severance Charges	103	747

Total Charges	$10,094	$85,257

(1)	The charge primarily relates to store furniture and fixtures and leasehold improvements.

(2)	The charge is based on the net present value of liabilities created by lease termination costs.

14.	CONTINGENCIES
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.
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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
Management intends to defend the aforesaid matters vigorously, as appropriate. Management is unable to quantify the potential exposure of the aforesaid matters. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with management’s evaluation of the claims.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 31, 2009 and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008 and the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 31, 2009 and November 1, 2008. These interim financial statements are the responsibility of the Company’s management.
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
December 8, 2009

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
The Company is a specialty retailer that operates stores and direct-to-consumer operations selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, Hollister and RUEHL brands. In addition, the Company operates stores under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
Abercrombie & Fitch is rooted in East Coast traditions and Ivy League heritage, the essence of privilege and casual luxury. Abercrombie & Fitch is a combination of classic and sexy creating an atmosphere that is confident and just a bit provocative. abercrombie kids directly follows in the footsteps of its older sibling, Abercrombie & Fitch. abercrombie kids has an energetic attitude and is popular, wholesome and athletic – the signature of All-American cool. Hollister is young, spirited, with a sense of humor and brings Southern California to the world. RUEHL personifies the post-grad that has arrived in Greenwich Village, New York City to live the dream. RUEHL embraces its culture and artistic nature and defines the aspirational New York City lifestyle. Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly Hicks is classic and vibrant, always confident and is the All-American brand with a Sydney sensibility.
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2009, net sales decreased 15% to $765.4 million from $896.3 million in the third quarter of Fiscal 2008. Operating income was $30.4 million in the third quarter of Fiscal 2009, including pre-tax charges of $10.1 million associated with the closure of RUEHL branded stores and related direct-to-consumer operations, primarily due to lease termination costs, compared to operating income of $100.1 million in the third quarter of Fiscal 2008. The Company had net income of $38.8 million in the third quarter of Fiscal 2009 compared to net income of $63.9 million in the third quarter of Fiscal 2008. Net income per diluted share was $0.44 in the third quarter of Fiscal 2009 compared to net income per diluted share of $0.72 in the third quarter of Fiscal 2008. The 2009 third quarter net income and net income per basic and diluted share included approximately $6.2 million after-tax charges associated with the closure of the RUEHL business and an $18.6 million benefit associated with the true up in the year-to-date tax rate.
Net cash provided by operating activities, the Company’s primary source of liquidity, was $170.9 million for the thirty-nine weeks ended October 31, 2009. This source of cash was primarily driven by results from operations adjusted for non-cash items including depreciation and amortization and impairment charges. The Company used $144.5 million of cash for capital expenditures. During the thirty-nine weeks ended October 31, 2009, the Company repaid U.S. dollar denominated borrowings of $100.0 million under the unsecured Amended Credit Agreement and separately drew down approximately $48.0 million in borrowings demonimated in Japanese Yen, used to fund international lease and capital expenditure commitments. The Company also paid dividends totaling $46.1 million during the thirty-nine weeks ended October 31, 2009. As of October 31, 2009, the Company had $466.9 million in cash and equivalents, and outstanding debt and letters of credit of $95.9 million.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year or of future financial results. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	36.4%	34.0%	35.6%	32.4%

GROSS PROFIT	63.6%	66.0%	64.4%	67.6%

Stores and Distribution Expense (1)	48.3%	43.1%	55.6%	42.8%
Marketing, General and Administrative Expense (2)	11.5%	11.7%	13.3%	12.5%
Other Operating (Income) Expense, Net	(0.2)%	0.0%	(0.3)%	(0.1)%

OPERATING INCOME (LOSS)	4.0%	11.2%	(4.2)%	12.4%
Interest Expense (Income), Net	0.1%	(0.1)%	(0.1)%	(0.4)%

INCOME (LOSS) BEFORE TAXES	3.9%	11.2%	(4.0)%	12.8%
Tax (Benefit) Expense (3)	(1.2)%	4.1%	(1.7)%	4.8%

NET INCOME (LOSS)	5.1%	7.1%	(2.3)%	8.0%

(1)	Includes net lease termination and severance charges of $10.1 million, 1.3% of net sales, for the thirteen weeks ended October 31, 2009 and non-cash impairment charges of $48.5 million, 2.4% of net sales, and lease termination and severance charges of $33.1 million, 1.6% of net sales, for the thirty-nine weeks ended October 31, 2009, associated with the closure of the RUEHL business.

(2)	Includes severance charges of $0.6 million and a non-cash impairment charge of $3.0 million, for a total of 0.2% of net sales, for the thirty-nine weeks ended October 31, 2009, related to the closure of the RUEHL business. There were no charges incurred during the thirteen weeks ended October 31, 2009.

(3)	For the thirteen week period ended October 31, 2009, tax expense includes an $18.6 million benefit, 2.4% of net sales, associated with the true-up of the year-to-date tax rate.

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 31, 2009 to the thirteen and thirty-nine week periods ended November 1, 2008:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,		October 31,	November 1,
	2009	2008	% Change	2009	2008	% Change
Net sales by brand (in thousands)	$765,401	$896,344	(15)%	$2,025,996	$2,542,321	(20)%
Abercrombie & Fitch	$324,269	$385,787	(16)%	$874,247	$1,127,098	(22)%
abercrombie	$90,809	$109,511	(17)%	$231,363	$300,443	(23)%
Hollister	$333,419	$383,631	(13)%	$870,127	$1,064,571	(18)%
RUEHL	$11,717	$13,533	(13)%	$33,361	$39,073	(15)%
Gilly Hicks**	$5,187	$3,882	34%	$16,898	$11,136	52%

Increase/(decrease) in comparable store sales*	(22)%	(14)%		(27)%	(8)%
Abercrombie & Fitch	(18)%	(8)%		(23)%	(1)%
abercrombie	(22)%	(20)%		(28)%	(14)%
Hollister	(26)%	(18)%		(30)%	(12)%
RUEHL	(30)%	(25)%		(32)%	(22)%

Retail sales increase attributable to new and remodeled stores and websites	7%	6%		7%	9%

Net retail sales per average store (in thousands)	$616	$766	(20)%	$1,635	$2,210	(26)%
Abercrombie & Fitch	$825	$999	(17)%	$2,202	$2,888	(24)%
abercrombie	$385	$475	(19)%	$985	$1,326	(26)%
Hollister	$595	$742	(20)%	$1,571	$2,130	(26)%
RUEHL	$334	$488	(32)%	$971	$1,490	(35)%

Net retail sales per average gross square foot	$86	$108	(20)%	$229	$311	(26)%
Abercrombie & Fitch	$93	$113	(18)%	$248	$326	(24)%
abercrombie	$83	$104	(20)%	$213	$289	(26)%
Hollister	$87	$111	(22)%	$232	$318	(27)%
RUEHL	$36	$51	(29)%	$105	$158	(34)%

Transactions per average store	9,370	10,327	(9)%	26,440	32,930	(20)%
Abercrombie & Fitch	9,410	10,470	(10)%	26,934	33,075	(19)%
abercrombie	5,748	6,389	(10)%	15,887	19,586	(19)%
Hollister	11,232	12,246	(8)%	31,422	39,541	(21)%
RUEHL	3,697	5,353	(31)%	11,178	17,399	(36)%

Average retail transaction value per average store	$65.78	$74.14	(11)%	$61.86	$67.12	(8)%
Abercrombie & Fitch	$87.70	$95.40	(8)%	$81.75	$87.30	(6)%
abercrombie	$66.99	$74.42	(10)%	$61.98	$67.68	(8)%
Hollister	$52.94	$60.57	(13)%	$50.01	$53.86	(7)%
RUEHL	$90.40	$91.12	(1)%	$86.83	$85.62	1%

Average units per retail transaction per average store	2.39	2.44	(2)%	2.37	2.44	(3)%
Abercrombie & Fitch	2.30	2.37	(3)%	2.31	2.41	(4)%
abercrombie	2.78	2.85	(2)%	2.78	2.83	(2)%
Hollister	2.34	2.40	(2)%	2.30	2.38	(3)%
RUEHL	2.21	2.29	(4)%	2.26	2.35	(4)%

Average unit retail sold per average store	$27.54	$30.39	(9)%	$26.07	$27.51	(5)%
Abercrombie & Fitch	$38.05	$40.25	(5)%	$35.32	$36.22	(2)%
abercrombie	$24.08	$26.11	(8)%	$22.31	$23.92	(7)%
Hollister	$22.62	$25.24	(10)%	$21.74	$22.63	(4)%
RUEHL	$40.95	$39.79	3%	$38.34	$36.43	5%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for Gilly Hicks for the thirteen-week periods ended October 31, 2009 and November 1, 2008 reflect the activity of 16 and 13 stores, respectively. Operational data were deemed immaterial for inclusion in the table.

CURRENT TRENDS AND OUTLOOK
The Company continues to encounter challenging conditions in its domestic business, but remains encouraged by progress on its international rollout strategy.
With regard to the domestic business, the Company is working on a number of initiatives to support an improved performance over time.
The Company ended the third quarter of Fiscal 2009 with inventory per gross square foot at cost down 34%. The Company expects the rate of reduction to moderate by the end of the year as it prepares for the Spring season.
The Company recognizes that price continues to be an important component of its business model, especially in the current economic environment. The Company is working to improve its ability to offer specially targeted attractive price points, particularly in Hollister. Prices will continue to be reviewed on an on-going basis across all brands. In addition, the Company will deploy special in-store and on-line events where it believes these can be helpful in driving sales while being executed in a brand-appropriate manner. The Company also is working on various marketing initiatives, including social media that are expected to facilitate better communication and connection with customers.
Finally, the Company is reviewing its domestic store footprint, in particular with regard to all leases expiring in Fiscal 2009, Fiscal 2010 and Fiscal 2011.
Internationally, during the third quarter the Company opened a flagship location in Milan with Abercrombie & Fitch and abercrombie kids stores and two additional mall-based Hollister stores in the U.K. Positive customer reactions and performance to date encourage the Company in its long-term strategy of pursuing international growth. The UK Hollister mall-based stores opened to date are all among the strongest performing Hollister stores by volume. The Company remains on schedule to open five additional Hollister locations in Europe, including Frankfurt, Germany and Rome, Italy and an Abercrombie & Fitch flagship in Tokyo before the end of the fiscal year. In addition, the Company is anticipating an accelerated rate of international mall-based Hollister store openings in 2010 and 2011 compared to 2009.
In managing the business, the Company will continue to concentrate on protecting the brands, growing internationally, and preserving cash, in a disciplined and controlled way. The Company continues to believe that the primary drivers of its business are fashion, quality and aspiration.

THIRD QUARTER RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2009 were $765.4 million, a decrease of 15% from net sales of $896.3 million during the third quarter of Fiscal 2008. The net sales decrease was attributable to a 22% decrease in comparable store sales, partially offset by an 11% increase in the direct-to-consumer business and the net addition of 24 stores.
Abercrombie & Fitch comparable store sales decreased 18%, with women’s decreasing by a low twenty and men’s decreasing by a low teen. abercrombie kids comparable store sales decreased 22%, with girls posting a low twenty decrease and guys posting a high teen decrease. Hollister comparable store sales decreased 26%, with bettys declining by a high twenty and dudes posting a low twenty decrease. RUEHL comparable store sales decreased 30%, with women’s decreasing by a mid thirty and men’s decreasing by a mid twenty.
Regionally, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were strongly positive in the Abercrombie & Fitch London flagship store.
Across all brands, the masculine categories continue to out-pace the feminine categories. From a merchandise classification standpoint, across all brands, for the male and female businesses, knit tops, graphic tees, and denim were the weaker performing categories, while woven shirts and women’s dresses were stronger performing categories.
Direct-to-consumer net merchandise sales for the third quarter of Fiscal 2009 were $63.9 million, an increase of 11% from Fiscal 2008 third quarter net merchandise sales of $57.5 million. Shipping and handling revenue for the corresponding periods was $10.2 million in Fiscal 2009 and $9.3 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.7% of total net sales in the third quarter of Fiscal 2009 compared to 7.5% in the third quarter of Fiscal 2008.
Gross Profit
Gross profit for the third quarter of Fiscal 2009 was $486.9 million compared to $591.9 million for the comparable period in Fiscal 2008. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2009 was 63.6%, down 240 basis points from the third quarter of Fiscal 2008 rate of 66.0%. The decrease in the gross profit rate was primarily driven by a lower average unit retail, partially offset by a reduction in average unit cost and a benefit from other gross margin items, including shrink.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2009 was $370.1 million compared to $386.5 million for the comparable period in Fiscal 2008. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the third quarter of Fiscal 2009 was 48.3% compared to 43.1% in the third quarter of Fiscal 2008. The increase in the stores and distribution expense rate was primarily attributable to higher store occupancy costs, including rent, depreciation and other occupancy costs, as well as $10.1 million of pre-tax charges, 1.3% of net sales, primarily due to lease termination costs associated with the closure of RUEHL branded stores and related direct-to-consumer operations.

Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2009 was $88.1 million compared to $105.0 million during the same period in Fiscal 2008, a 16% decrease. For the third quarter of Fiscal 2009, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.5% compared to 11.7% for the third quarter of Fiscal 2008. The Company was able to achieve cost savings in the third quarter of Fiscal 2009 related to employee compensation and benefits, travel, outside services and marketing as well as a benefit from insurance settlements.
Other Operating Income (Expense), Net
Third quarter other operating income for Fiscal 2009 was $1.6 million compared to an other operating expense of $0.3 million for the third quarter of Fiscal 2008. The increase was driven primarily by gains from foreign currency transactions in the third quarter of Fiscal 2009 compared to losses from foreign currency transactions in the third quarter of Fiscal 2008.
Operating Income
Operating income for the third quarter of Fiscal 2009 was $30.4 million compared to operating income of $100.1 million in the comparable period of Fiscal 2008. The operating income rate (operating income divided by net sales) was 4.0% for the third quarter of Fiscal 2009 compared to income of 11.2% for the third quarter of Fiscal 2008.
Interest Expense (Income), Net and Tax (Benefit) Expense
Third quarter interest income was $1.3 million in Fiscal 2009, offset by interest expense of $1.8 million, compared to interest income of $1.7 million, offset by interest expense of $1.1 million in the third quarter of Fiscal 2008. The decrease in interest income was the result of a lower rate of return on investments. The increase in interest expense was due to increased costs of borrowing, as well as interest expense related to certain lease transactions.
The effective tax rate for the third quarter of Fiscal 2009 was a benefit of 29.7%, compared to an expense of 36.5% for the third quarter of Fiscal 2008. The Company’s provisions for income taxes for the interim reporting periods in Fiscal 2008 along with the first and second quarters of Fiscal 2009 were based on estimates of the Company’s annual effective tax rate for the full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is the annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The low absolute levels of income projected for Fiscal 2009 along with the mix of income (loss) between foreign and domestic operations, cause an unusual relationship between income (loss) and income tax expense (benefit) with small changes resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the thirteen and thirty-nine weeks ended October 31, 2009 by applying the actual effective tax rate to the year-to-date loss. The third quarter includes a benefit of $2.2 million from the settlement of state tax audits along with a true up benefit of approximately $18.6 million for the difference between the year-to-date tax rate as of the second quarter and as of the third quarter.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2009 was $38.8 million compared to net income of $63.9 million for the third quarter of Fiscal 2008. Net income per diluted share for the third quarter of Fiscal 2009 was $0.44 compared to net income per diluted share of $0.72 for the same period of Fiscal 2008. The third quarter net income and net income per diluted share included after-tax charges of approximately $6.2 million associated with the closure of RUEHL branded stores and related direct-to-consumer operations and an $18.6 million benefit associated with the true-up of the year-to-date tax rate.

YEAR-TO-DATE RESULTS
Net Sales
Year-to-date net sales in Fiscal 2009 were $2.026 billion, a decrease of 20% from net sales of $2.542 billion for the comparable period of Fiscal 2008. The net sales decrease was attributed to a 27% decrease in comparable store sales and an 8% decrease in the direct-to-consumer business, partially offset by the net addition of 24 stores.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch decreased 23%, abercrombie kids decreased 28%, Hollister decreased 30% and RUEHL decreased 32%.
Direct-to-consumer net merchandise sales for the year-to-date period of Fiscal 2009 were $161.6 million, a decrease of 8% over the Fiscal 2008 comparable period net merchandise sales of $175.9 million. Shipping and handling revenue for the corresponding periods was $27.4 million in Fiscal 2009 and $29.7 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.3% of net sales for the Fiscal 2009 year-to-date period compared to 8.1% in the Fiscal 2008 year-to-date period.
Gross Profit
Year-to-date gross profit in Fiscal 2009 was $1.306 billion compared to $1.719 billion for the comparable period in Fiscal 2008. The gross profit rate for the year-to-date period of Fiscal 2009 was 64.4% as compared to 67.6% for the year-to-date period of Fiscal 2008, down 320 basis points. The decrease in the gross profit rate was primarily attributable to lower average unit retail for Fiscal 2009 compared to Fiscal 2008.
Stores and Distribution Expense
Stores and distribution expense for the Fiscal 2009 year-to-date period was $1.127 billion compared to $1.089 billion for the comparable period in Fiscal 2008. The stores and distribution expense rate was 55.6% compared to 42.8% in the corresponding period of Fiscal 2008. Although the Company was able to achieve savings in store payroll, direct-to-consumer and other variable expenses, the reduction in those expenses was less than the rate of sales decline and not enough to offset increases in rent, depreciation and other occupancy costs, as well as $48.5 million of store asset impairment charges, 2.4% of net sales, and $33.1 million of net lease termination and severance costs, 1.6% of net sales, associated with the closure of RUEHL branded stores and related direct-to-consumer operations.
Marketing, General and Administrative Expense
Marketing, general and administrative expense for the Fiscal 2009 year-to-date period was $269.3 million compared to $318.7 million for the comparable period in Fiscal 2008, a decrease of 16%. The marketing, general and administrative expense rate was 13.3% compared to 12.5% for the year-to-date period of Fiscal 2008. The Company was able to achieve cost savings in Fiscal 2009 related to employee compensation and benefits, travel, outside services and marketing as well as a benefit from insurance settlements. The marketing, general and administrative expense for Fiscal 2009 included asset impairment charges of $3.0 million and severance charges of $0.6 million, for a total of 0.2% of net sales, associated with the closure of RUEHL branded stores and related direct-to-consumer operations. The Company anticipates that the percentage reduction in marketing, general and administrative expense will moderate to a single digit percentage in the fourth quarter of 2009 as the Company begins to anniversary Fiscal 2008 cost saving initiatives and restores incentive compensation.

Other Operating Income, Net
Year-to-date other operating income for Fiscal 2009 was $6.3 million compared to $3.4 million for the comparable period of Fiscal 2008. The increase was primarily attributable to gains from foreign currency transactions in Fiscal 2009 compared to losses from foreign currency transactions in the comparable period for Fiscal 2008.
Operating (Loss) Income
For the Fiscal 2009 year-to-date period, operating loss was $84.3 million compared to operating income of $314.7 million for the Fiscal 2008 comparable period. The operating (loss) income rate for the Fiscal 2009 year-to-date period was an operating loss of 4.2% compared to operating income of 12.4% for the Fiscal 2008 comparable period.
Interest Income, Net and Income Tax (Benefit) Expense
Year-to-date net interest income was $7.3 million in Fiscal 2009, offset by interest expense of $4.6 million, compared to interest income of $12.3 million, offset by interest expense of $2.3 million for the comparable period in Fiscal 2008. The decrease in interest income was primarily due to a lower average rate of return on investments. The increase in interest expense was due to a full year of interest expense in Fiscal 2009 versus a partial year of interest expense in Fiscal 2008 on the borrowings made under the unsecured Amended Credit Agreement, as well as interest expense related to certain lease transactions.
The effective tax rate for the thirty-nine weeks ended October 31, 2009 was a 42.2% benefit as compared to a 37.2% expense for the Fiscal 2008 comparable period. While the effective tax rate for the thirty-nine weeks ended October 31, 2009 is a benefit, versus an expense for the thirty-nine week period ended November 1, 2009, the relative rate in Fiscal 2009 was higher due to the favorable impact of foreign operations which increased the benefit in Fiscal 2009.
The Company’s provisions for income taxes for the interim reporting periods in Fiscal 2008 along with the first and second quarters of Fiscal 2009 were based on estimates of the annual effective tax rate for the full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is the annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The low absolute levels of income projected for Fiscal 2009 along with the mix of income (loss) between foreign and domestic operations, cause an unusual relationship between income (loss) and income tax expense (benefit) with small changes resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the thirteen and thirty-nine weeks ended October 31, 2009 by applying the actual effective tax rate to the year-to-date loss.
Net (Loss) Income and Net (Loss) Income per Share
For the Fiscal 2009 year-to-date period, net loss was $47.2 million compared to net income of $203.8 million for the comparable period in Fiscal 2008. Fiscal 2009 year-to-date net loss per basic and diluted share was $0.54 compared to net income per diluted share of $2.27 for the comparable period of Fiscal 2008. The Fiscal 2009 year-to-date net loss and net loss per basic and diluted share included after-tax charges of approximately $52.0 million associated with the closure of RUEHL branded stores and related direct-to-consumer operations and the related store impairment charges.

FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $466.9 million in cash and equivalents available as of October 31, 2009, as well as an additional $299.4 million available (less outstanding letters of credit of $45.3 million) under its unsecured Amended Credit Agreement and $47.9 million available under the UBS Credit Line, both described in Note 11, “Long-Term Debt” of the Condensed Consolidated Financial Statements. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio, maximum leverage ratio and limits the amount of capital expenditures in Fiscal 2009 to $275 million, all defined in the Amended Credit Agreement. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	October 31, 2009	January 31, 2009

Working capital	$662,691	$635,028

Capitalization:
Shareholders’ equity	$1,778,376	$1,845,578

Operating Activities
Net cash provided by operating activities, the Company’s primary source of liquidity, was a source of cash of $170.9 million for the thirty-nine weeks ended October 31, 2009 compared to a source of cash of $180.4 million for the thirty-nine weeks ended November 1, 2008. The decrease in cash provided by operating activities was primarily driven by a net loss position for year-to-date Fiscal 2009 compared to a net income position for year-to-date Fiscal 2008, adjusted for non-cash items including depreciation and amortization and impairment charges.
Investing Activities
Cash outflows for investing activities for the thirty-nine week period ended October 31, 2009 were primarily for capital expenditures related to new store construction and information technology investments (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures compared to Fiscal 2008 primarily related to a reduction in new domestic mall-based store openings. The Company also had cash outflows for investing activities related to the purchase of rabbi trust assets and cash inflows for investing activities related to the sale of marketable securities.
Financing Activities
Financing activities for the thirty-nine week period ended October 31, 2009 consisted of repayment of $100.0 million denominated in U.S. Dollars, and separate borrowings of $48.0 million denominated in Japanese Yen under the Company’s Amended Credit Agreement. In addition, the Company had cash outflows of $46.1 million related to the payment of the $0.175 per share quarterly dividends on March 17, 2009, June 16, 2009 and September 15, 2009.

As of October 31, 2009, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock. A&F did not repurchase any shares of A&F’s Common Stock during the thirty-nine weeks ended October 31, 2009.
The Company had $50.6 million and $100.0 million outstanding under its unsecured Amended Credit Agreement on October 31, 2009 and January 31, 2009, respectively. The $50.6 million outstanding as of October 31, 2009 was denominated in Japanese Yen. The average interest rate for the thirteen and thirty-nine weeks ended October 31, 2009 was 2.8% and 2.2%, respectively. As of October 31, 2009, the Company had an additional $299.4 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at October 31, 2009. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others, (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009 and $325 million in Fiscal 2010 plus any unused portion from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at October 31, 2009.
The unsecured Amended Credit Agreement is more fully described in Note 11, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $27.5 million and $21.1 million were outstanding on October 31, 2009 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $17.8 million and $16.9 million were outstanding on October 31, 2009 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2009. To date, no beneficiary has drawn upon the stand-by letters of credit.

Off-Balance Sheet Arrangements
As of October 31, 2009, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 31, 2009, changes to the contractual obligations from those as of January 31, 2009 included a net reduction of $49.4 million of borrowings under the Amended Credit Agreement due to the repayment of $100.0 million of U.S. dollar denominated borrowings, partially off-set by separate borrowings of $50.6 million denominated in Japanese Yen, a reduction for the payment of lease deposits of $26.5 million and an addition of lease termination obligations of $36.4 million related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of October 31, 2009, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
August 1, 2009	354	213	520	29	16	1,132
New	1	2	3	—	—	6
Remodels/Conversions (net activity)	—	—	—	—	—	—
Closed	(3)	(2)	(1)	(2)	—	(8)

October 31, 2009	352	213	522	27	16	1,130

Gross Square Feet (thousands)
August 1, 2009	3,144	986	3,552	267	161	8,110
New	20	21	24	—	—	65
Remodels/Conversions (net activity)	—	—	—	—	—	—
Closed	(27)	(10)	(7)	(11)	—	(55)

October 31, 2009	3,137	997	3,569	256	161	8,120

Average Store Size	8,912	4,681	6,837	9,481	10,063	7,186

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
August 2, 2008	357	209	482	25	8	1,081
New	1	2	18	2	5	28
Remodels/Conversions (net activity)	—	(1)	(1)	—	—	(2)
Closed	(1)	—	—	—	—	(1)

November 1, 2008	357	210	499	27	13	1,106

Gross Square Feet (thousands)
August 2, 2008	3,167	958	3,223	238	88	7,674
New	8	11	118	16	50	203
Remodels/Conversions (net activity)	(4)	(5)	(3)	—	—	(12)
Closed	(7)	—	—	—	—	(7)

November 1, 2008	3,164	964	3,338	254	138	7,858

Average Store Size	8,863	4,590	6,689	9,407	10,615	7,105

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
January 31, 2009	356	212	515	28	14	1,125
New	1	5	9	1	2	18
Remodels/Conversions (net activity)	—	—	—	—	—	—
Closed	(5)	(4)	(2)	(2)	—	(13)

October 31, 2009	352	213	522	27	16	1,130

Gross Square Feet (thousands)
January 31, 2009	3,164	976	3,474	262	146	8,022
New	20	40	111	5	15	191
Remodels/Conversions (net activity)	—	—	(3)	—	—	(3)
Closed	(47)	(19)	(13)	(11)	—	(90)

October 31, 2009	3,137	997	3,569	256	161	8,120

Average Store Size	8,912	4,681	6,837	9,481	10,063	7,186

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	RUEHL	Gilly Hicks	Total
February 2, 2008	359	201	450	22	3	1,035
New	2	10	51	5	10	78
Remodels/Conversions (net activity)	2	—	(1)	—	—	1
Closed	(6)	(1)	(1)	—	—	(8)

November 1, 2008	357	210	499	27	13	1,106

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	204	34	7,337
New	26	49	332	50	104	561
Remodels/Conversions (net activity)	19	—	(3)	—	—	16
Closed	(48)	(2)	(6)	—	—	(56)

November 1, 2008	3,164	964	3,338	254	138	7,858

Average Store Size	8,863	4,590	6,689	9,407	10,615	7,105

Capital Expenditures
Capital expenditures totaled $144.5 million and $298.5 million for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively. For the thirty-nine week period ended October 31, 2009, $110.1 million of capital expenditures related to new store construction, store refreshes and remodels, primarily driven by flagships and international stores, and $34.4 million related to information technology, distribution center and other home office projects, primarily related to information technology. For the thirty-nine week period ended November 1, 2008, $231.9 million related to new store construction, store refreshes and remodels, primarily driven by domestic stores, and $66.6 million related to information technology, distribution center and other home office projects, primarily related to information technology. Additionally, the non-cash accrual for construction in progress decreased $7.3 million for the thirty-nine week period ended October 31, 2009 compared to a decrease of $9.3 million for the thirty-nine week period ended November 1, 2008.
During Fiscal 2009, the Company anticipates capital expenditures of approximately $185 million. Approximately $140 million of this amount is allocated to new store construction, store refreshes and remodels and approximately $45 million is allocated to information technology, distribution center and other home office projects.
During Fiscal 2009, the Company expects to open a total of 24 new stores, across all brands, both domestically and internationally. Domestically, in addition to the Hollister EPIC flagship that opened in the second quarter, the Company expects the addition of two new abercrombie kids stores, four new Hollister mall-based stores, one new Gilly Hicks store and three new outlet stores. Internationally, the Company opened the Abercrombie & Fitch and abercrombie kids flagship in Milan and remains on track to open an Abercrombie & Fitch flagship in Tokyo in the fourth quarter. The Company also plans to open seven new mall-based Hollister stores in the United Kingdom, one mall-based Hollister store in Germany and one mall-based Hollister store in Italy, and one abercrombie kids store in Canada.
Pending Closure of RUEHL Branded Stores and Related Direct-to-Consumer Operations
On June 16, 2009, the Company’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company anticipates the closure will be complete by the end of Fiscal 2009.

The determination to take this action was based on a comprehensive review and evaluation of the performance of RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The pre-tax operating loss for RUEHL includes store operating results and home office and other costs directly attributable to RUEHL operations. On a full year basis, the marginal tax rate applied to charges associated with the closure of RUEHL branded stores and direct-to-consumer operations is estimated to be approximately 39%. Below is a summary of the results of continuing RUEHL operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

NET SALES	$11,717	$13,533	$33,361	$39,072

Cost of Goods Sold	7,874	6,555	16,800	17,240

GROSS PROFIT	3,843	6,978	16,561	21,832

Stores and Distribution Expense (1)	20,702	12,982	114,895	37,706
Marketing, General and Administrative Expense (2)	256	3,584	8,452	10,897
Other Operating Income, Net	—	(8)	(11)	(49)

OPERATING LOSS	$(17,114)	$(9,580)	$(106,774)	$(26,721)

(1)	Includes non-cash pre-tax asset impairment charges of approximately $48.5 million during the thirty-nine weeks ended October 31, 2009 and costs associated with the closure of the RUEHL business, primarily net lease termination costs, of approximately $10.1 million and $33.1 million during the thirteen and thirty-nine weeks ended October 31, 2009, respectively.

(2)	Includes non-cash pre-tax asset impairment charges of approximately $3.0 million and severance charges of approximately $0.6 million during the thirty-nine weeks ended October 31, 2009.
As compared to the prior estimate of $65 million, the Company currently estimates that aggregate pre-tax cash charges of approximately $60 million will be incurred, including the net present value of lease terminations, potential sub-lease losses and other lease-related costs of approximately $58 million and severance and other charges of approximately $2 million, as a result of closing the Ruehl branded stores and related direct-to-consumer operations. Of these charges, $10.1 million were incurred in the third quarter and $23.6 million were incurred in the second quarter. This estimate is based on a number of significant assumptions and could change materially. The additional charges are expected to be recognized over the terms of the related agreements in accordance with applicable accounting guidance.
Below is a summary of asset impairment charges and charges related to the pending closure of RUEHL branded stores and related direct-to-consumer operations (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 31, 2009	October 31, 2009
Non-Cash Charges
Asset Impairments (1)	$—	$51,536
Cash Charges
Lease Terminations (2)	9,991	32,974
Severance Charges	103	747

Total Charges	$10,094	$85,257

(1)	The charge primarily relates to store furniture and fixtures and leasehold improvements.

(2)	The charge is based on the net present value of liabilities created by lease termination costs.

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
Revenue Recognition — The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as stores and distribution expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $7.8 million, $9.1 million and $7.9 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At October 31, 2009 and January 31, 2009, the gift card liability on the Company’s Condensed Consolidated Balance Sheets was $39.1 million and $57.5 million, respectively. The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
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
The use of the discounted cash flow model resulted in a cumulative impairment of $44.6 million, consisting of a temporary impairment of $28.4 million, recorded as a component of accumulated other comprehensive loss related to the Company’s available-for-sale ARS and a $16.3 million cumulative other-than-temporary impairment related to the Company’s trading ARS. For the thirteen weeks ended October 31, 2009, the Company recognized a gain of $4.4 million, recorded as a component of accumulated other comprehensive loss related to available-for-sale ARS and a net reduction of the other-than-temporary impairment of $0.5 million related to the Company’s trading ARS as a component of Other Operating (Income) Expense, Net. As of October 31, 2009, the fair value of the Company’s ARS was $186.2 million, consisting of $130.3 million of available-for-sale ARS and $56.0 million of trading ARS. See further discussion in Note 5, “Cash and Equivalents and Investments” and Note 6, “Fair Value” of the Notes to Condensed Consolidated Financial Statements.

An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, the Company performed an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has no intent to sell and, it is not likely they will be required to sell the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of October 31, 2009, the Company has not incurred any credit-related loss related to available-for-sale ARS.
Assuming all other assumptions disclosed in Note 6, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield an 9% decrease in fair value and a 50 basis point decrease in the market required rate of return will yield a 9% increase in fair value.
Inventory Valuation — Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $40.6 million, $9.1 million and $42.3 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively. The valuation reserve at January 31, 2009 reflects the estimated markdowns, at cost, necessary to sell-through fashion carry over inventory on-hand at the end of the Fall season.
Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $10.6 million, $10.8 million and $5.5 million at October 31, 2009, January 31, 2009 and November 1, 2008, respectively. The increase in shrink reserve as of October 31, 2009 compared to November 1, 2008 is due to the timing of the performance of physical inventory counts.
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

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. In the first quarter of Fiscal 2009, as a result of a strategic review of the RUEHL business, the Company determined that a triggering event occurred during the thirteen weeks ended May 2, 2009. As a result of that assessment, the Company incurred non-cash impairment charges recorded within stores and distribution expense and marketing, general and administrative expense of $47.7 million and $3.0 million, respectively, in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. An additional $0.8 million of impairment charges related to RUEHL were recorded within stores and distribution expense during the thirteen weeks ended August 1, 2009. The remaining fair value of RUEHL long-lived assets was $1.4 million as of October 31, 2009.
The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.
Income Taxes — Income taxes are calculated with the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of certain foreign subsidiaries. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects judgment of expected tax liabilities within the various tax jurisdictions.
The Company’s provisions for income taxes for the interim reporting periods in Fiscal 2008 along with the first and second quarters of Fiscal 2009 were based on estimates of the annual effective tax rate for the full fiscal year. The computation of the annual effective tax rate includes a forecast of the Company’s estimated “ordinary” income (loss), which is the annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The low absolute levels of income projected for Fiscal 2009 along with the mix of income (loss) between foreign and domestic operations, cause an unusual relationship between income (loss) and income tax expense (benefit) with small changes resulting in a significant impact on the rate and unreliable estimates. As a result, the Company computed the provision for income taxes for the thirteen and thirty-nine weeks ended October 31, 2009 by applying the actual effective tax rate to the year-to-date loss, as permitted by accounting principles generally accepted in the United States of America.

Foreign Currency Translation — Some of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions included in the results of operations were immaterial for the thirteen weeks ended October 31, 2009 and November 1, 2008.
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
The fair value calculation under the Black-Scholes valuation model is particularly sensitive to changes in the expected term and volatility assumptions. Increases in expected term or volatility will result in a higher fair valuation of stock option and stock appreciation right grants. Assuming all other assumptions disclosed in Note 3, “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements being equal, a 10% increase in term will yield a 4% increase in the Black-Scholes valuation for stock options and stock appreciation rights, while a 10% increase in volatility will yield a 9% increase in the Black-Scholes valuation for stock options and a 10% increase for stock appreciation rights. The Company believes that changes in the expected term and volatility would not have a material effect on the Company’s results since the number of stock options and stock appreciation rights granted during the periods presented was not material.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2009 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	effects of the current general economic and financial conditions which impact consumer confidence and purchases and the level of consumer discretionary spending and the fact that the current economic conditions may exacerbate some of the risks noted below including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and foreign currency exchange rate fluctuations;

•	changes in consumer spending patterns and consumer preferences, including as a result of changes in economic conditions, which could affect the reputation and appeal of the Company’s brands;

•	the impact of competition and pricing pressures;

•	inability to achieve sustained profit growth from the successful execution of the Company’s international expansion as a result of many factors, including the inability to successfully penetrate new markets and strain on resources caused by the expansion;

•	effects of changes in the U.S. credit and lending market conditions;

•	loss of services of skilled senior executive officers;

•	ability to hire, train and retain qualified associates;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	availability and market prices of key raw materials;

•	interruption of the flow of merchandise from key vendors and manufacturers and the flow of merchandise to and from distributors;

•	ability of manufacturers to comply with applicable laws, regulations and ethical business practices;

•	availability of suitable store locations under appropriate terms;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	effects of political and economic events and conditions domestically and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop;

•	effect of litigation or adversary proceeding exposure potentially exceeding expectations;

•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic; and

•	estimates of expenses which the Company may incur in connection with the closure of the RUEHL stores and related direct-to-consumer operations.
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
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 10 to 33 years. The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of October 31, 2009 were as follows:

		Temporary	Other-Than-Temporary-
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Carrying Value
Trading securities:
Auction rate securities — UBS — student loan backed	$57,250	$—	$(12,556)	$44,694
Auction rate securities — UBS — municipal authority bonds	15,000	—	(3,709)	11,291

Total trading securities	72,250	—	(16,265)	55,985

Available-for-sale securities:
Auction rate securities — student loan backed	130,049	(20,043)	—	110,006
Auction rate securities — municipal authority bonds	28,575	(8,331)	—	20,244

Total available-for-sale securities	158,624	(28,374)	—	130,250

Total	$230,874	$(28,374)	$(16,265)	$186,235

As of October 31, 2009, approximately 61% of the Company’s ARS were “AAA” rated and approximately 26% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. In assessing the expectation of recovery, an assessment of the present value of cash flows expected to be collected is performed. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. As of October 31, 2009, the Company does not have any credit loss incurred on the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the ARS and it becomes more than likely that the Company will be required to sell the securities before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than temporary impairment or additional temporary impairment to write down the assets fair value.
On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of $76.5 million. By entering into the agreement, UBS received the right to purchase the UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received a Put Option to sell the UBS ARS back to UBS at par commencing on June 30, 2010. The UBS ARS were classified as trading securities as of October 31, 2009 and any future gains and losses related to changes in fair value will be recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the period incurred. Furthermore, as the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the Company classified the UBS ARS as a current asset as of October 31, 2009. For the thirteen weeks ended October 31, 2009, the Company recognized a net reduction of the other-than-temporary impairment of $0.5 million related to the UBS ARS which was offset by a realized loss of $0.6 million related to the Put Option. The par value of the UBS ARS were $72.3 million as of October 31, 2009. The fair value of the Put Option as of October 31, 2009 was $15.7 million and was recognized as an asset within Other Current Assets on the Condensed Consolidated Balance Sheet. The Company is subject to counter-party risk related to agreement with UBS relating to the Company’s ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of October 31, 2009, total assets held in the Rabbi Trust were $66.9 million, which included $18.5 million of available-for-sale municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $47.3 million and $1.1 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $0.7 million and a realized loss of $3.0 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and a realized gain of $5.0 million and a realized loss of $3.9 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008.
Interest Rate Risks
As of October 31, 2009, the Company had $50.6 million in long-term debt outstanding. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing. The Base Rate represents a rate per annum equal to the higher of (a) National City Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.8% and 2.2%, respectively, for the thirteen and thirty-nine week periods ended October 31, 2009. Additionally, as of October 31, 2009, the Company had $299.4 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at October 31, 2009, if market interest rates average an increase of 100 basis points over the next thirty-nine week period for Fiscal 2009 compared to the interest rates being incurred for the thirty-nine week period ended October 31, 2009, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 30, 2010 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2009. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 31, 2009 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business.
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class.
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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
Management intends to defend the aforesaid matters vigorously, as appropriate. Management is unable to quantify the potential exposure of the aforesaid matters. However, management’s assessment of the Company’s current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with management’s evaluation of the claims.

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of October 31, 2009 have not changed materially from those disclosed in A&F’s Annual Report on Form 10-K for Fiscal 2008 filed on March 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended October 31, 2009:

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet be
	Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
August 2, 2009 through August 29, 2009	13,139	$31.81	—	11,346,900

September 30, 2009 through October 3, 2009	330	$32.88	—	11,346,900

October 4, 2009 through October 31, 2009	352	$33.00	—	11,346,900

Total	13,821	$31.87	—	11,346,900

(1)	The total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended October 31, 2009 was an aggregate of 13,821 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended October 31, 2009. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS
(a)	Exhibits

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

3.4
Certificate regarding Approval of Amendment to Section 2.03 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by stockholders of Abercrombie & Fitch Co. at Annual Meeting of Stockholders held on June 10, 2009, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.5
Certificate regarding Approval of Addition of New Article IX of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on June 10, 2009, incorporated herein by reference to Exhibit 3.2 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.6
Amended and Restated Bylaws of A&F (reflecting amendments through June 10, 2009), incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2009 (File No. 001-12107).

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

4.6
Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on November 2, 2009, between A&F and American Stock Transfer & Trust Company, LLC (as successor to National City Bank), as Rights Agent, incorporated herein by reference to Exhibit 4.6 to A&F’s Form 8-A/A (Amendment No. 5), dated and filed November 3, 2009 (File No. 001-12107).

4.7
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

4.12
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

4.13
Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent , incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2009 (File No. 001-12107).

4.14
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

10.31
Summary of Compensation Structure for Non-Employee Members of Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 - “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 19 , 2005 (File No. 001-12107).

10.32	Change in Compensation Structure for Executive Committee Members, effective August 1, 2009*

10.33
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

10.35
Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).

10.36
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.37	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

10.38
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

10.40
Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

10.41	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

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

10.48
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

10.51
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

ABERCROMBIE & FITCH CO.

Date: December 8, 2009	By:	/s/ JONATHAN E. RAMSDEN

Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.32	Change in Compensation Structure for Executive Committee Members, effective August 1, 2009.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.