Form 10-K
period 2010-01-30
ABERCROMBIE & FITCH CO /DE/
filed 2010-03-29
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 31, 2009: $2,513,290,835.

Number of shares outstanding of the Registrant’s common stock as of March 19, 2010: 88,171,337 shares of Class A Common Stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 9, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS.

General.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations offering bras, underwear, personal care products, sleepwear and at-home products for women under the Gilly Hicks brand. As of January 30, 2010, the Company operated 1,096 stores in North America, Europe and Asia.

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The determination to take this action was based on a comprehensive review and evaluation of the performance of the RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income for all periods presented.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2009” represent the results of the 52-week fiscal year ended January 30, 2010; to “Fiscal 2008” represent the results of the 52-week fiscal year ended January 31, 2009; and to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008. In addition, all references herein to “Fiscal 2010” represent the 52-week fiscal year that will end on January 29, 2011.

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

Description of Operations.

Brands.

Abercrombie & Fitch.  Rooted in East Coast traditions and Ivy League heritage, Abercrombie & Fitch is the essence of privilege and casual luxury. The Adirondacks supply a clean and rugged inspiration to this youthful All-American lifestyle. A combination of classic and sexy creates a charged atmosphere that is confident and just a bit provocative. Idolized and respected, Abercrombie & Fitch is timeless and always cool.

abercrombie kids.  The essence of privilege and prestigious East Coast prep schools, abercrombie kids directly follows in the footsteps of Abercrombie & Fitch. With a flirtatious and energetic attitude, abercrombie kids is popular, wholesome and athletic. Rugged and casual with a vintage-inspired style, abercrombie kids aspires to be like its older sibling, Abercrombie & Fitch. The perfect combination of maturity and mischief, abercrombie kids is the signature of All-American cool.

Hollister.  Hollister is the fantasy of Southern California. It is the feeling of chilling on the beach with your friends. Young, spirited, and with a sense of humor, Hollister never takes itself too seriously. The laidback lifestyle and wholesome image combine to give Hollister an energy that’s effortlessly cool. Hollister brings Southern California to the world.

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

The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that reflects the Abercrombie & Fitch, abercrombie kids, Hollister or Gilly Hicks lifestyle.

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

At the end of Fiscal 2009, the Company operated 1,096 stores. The following table details the number of retail stores operated by the Company for the past two fiscal years:

	Abercrombie &	abercrombie
	Fitch	kids	Hollister	Gilly Hicks	Total

Fiscal 2008
Beginning of Year	359	201	450	3	1,013
New	2	12	66	11	91
Remodels/Conversions (net activity as of year-end)	2	1	—	—	3
Closed	(7)	(2)	(1)	—	(10)

End of Year	356	212	515	14	1,097

Fiscal 2009
Beginning of Year	356	212	515	14	1,097
New	2	5	14	2	23
Remodels/Conversions (net activity as of year-end)	—	—	—	—	—
Closed	(12)	(8)	(4)	—	(24)

End of Year	346	209	525	16	1,096

At the end of Fiscal 2009, the Company operated 340 Abercrombie & Fitch stores, 205 abercrombie kids stores, 507 Hollister stores and 16 Gilly Hicks stores domestically. The Company also operated six Abercrombie & Fitch stores, four abercrombie kids stores and 18 Hollister stores internationally. At the end of Fiscal 2008, the Company operated 352 Abercrombie & Fitch stores, 210 abercrombie kids stores, 507 Hollister stores and 14 Gilly Hicks stores domestically. The Company also operated four Abercrombie & Fitch stores, two abercrombie kids stores and eight Hollister stores internationally.

Direct-to-Consumer Business.

During Fiscal 2009, the Company operated, and continues to operate a number of websites, including: www.abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.gillyhicks.com. Products offered at individual stores can be purchased through the respective websites. Each of the four websites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. Aggregate total net sales through direct-to-consumer operations, including shipping and handling revenue, was $290.1 million for Fiscal 2009, representing 9.9% of total net sales. The Company believes its direct-to-consumer operations have broadened its market and brand recognition worldwide.

Marketing and Advertising.

The Company considers the in-store experience to be its main form of marketing. The Company emphasizes the senses to reinforce the aspirational lifestyles represented by the brands. The Company’s flagship stores represent the pinnacle of the Company’s in-store branding efforts. The Company also engages its customers through social media and mobile commerce in ways that reinforce the aspirational lifestyle of the brands. Flagship stores and social media both attract a substantial number of international consumers, and have significantly contributed to the Company’s worldwide status as an iconic brand.

Merchandise Suppliers.

During Fiscal 2009, the Company purchased merchandise from approximately 209 vendors located throughout the world; primarily in Asia and Central and South America. In Fiscal 2009, the Company did not source more than 5% of its merchandise from any single factory or supplier. The Company pursues a global sourcing strategy that includes relationships with vendors in 37 countries and the United States (the “U.S.”). The Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.

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

Distribution and Merchandise Inventory.

A majority of the Company’s merchandise and related materials is shipped to the Company’s two distribution centers (“DCs”) in New Albany, Ohio where they are received and inspected. The Company also uses a third-party DC in the Netherlands for the distribution of merchandise to stores located in Europe and Asia. The Company uses primarily one contract carrier to ship merchandise and related materials to its North American stores and all direct-to-consumer customers, and a separate contract carrier for its European and Asian stores.

The Company maintains sufficient quantities of inventory on hand in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.

Information Systems.

The Company’s management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to make the Company scalable, efficient and more accurate in the production and delivery of merchandise to stores, including to support its international roll-out.

Seasonal Business.

The retail apparel market has two principal selling seasons, the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School (August) and Holiday (November and December) selling periods.

Trademarks.

The Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Gilly Hicks® and Gilly Hicks Sydney® trademarks have been registered with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. These trademarks are either registered, or have applications for registration pending with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes that its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

Financial Information about Segments.

The Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable segment because they have similar economic characteristics and meet the required aggregation criteria. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes, and distribution methods. Refer to Note 1, “Basis of Presentation” of Notes to Consolidated Financial Statements for further discussion, including the break-out of geographic information for net sales and long-lived assets.

Other Information.

Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

Competition.

The sale of apparel and personal care products through brick-and-mortar stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. As the Company continues expanding internationally, it also faces competition in European, Asian and other international markets from established regional and national chains, as well as specialty stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.

The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends; and maintaining the aspirational positioning of its brands so it can sustain its premium pricing position. Furthermore, the Company faces additional competitive challenges as many retailers continue promotional activities as a result of economic conditions. In response to these conditions, the Company has increased its promotional activity while continuing to focus on preserving the value of its brands.

Associate Relations.

As of March 19, 2010, the Company employed approximately 80,000 associates, only 855 of whom were party to a collective bargaining agreement in Italy. Approximately 71,000 of these associates were part-time employees.

On average, including employees from RUEHL operations, the Company employed approximately 19,000 full-time equivalents during Fiscal 2009 which included approximately 10,000 full-time equivalents comprised of part-time employees, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.

The Company believes it maintains a good relationship with its associates. However, in the normal course of business, the Company is party to lawsuits involving former and current associates. Refer to “ITEM 3. LEGAL PROCEEDINGS” in this Annual Report on Form 10-K.

Environmental Matters.

Compliance with federal, state and local regulations related to environmental matters has not had, nor is it expected to have, any material effect on capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

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

The following factors could affect the Company’s financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:

•	effects of general economic and financial conditions which impact consumer behavior and spending and may exacerbate some of the risks noted below including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and manufacturers and foreign currency exchange rate fluctuations;

•	changes in consumer spending patterns and consumer preferences, including changes as a result of instability in economic conditions, which could affect the reputation and appeal of the Company’s brands;

•	the impact of competition and pricing pressures;

•	inability to achieve acceptable operating profits from the execution of the Company’s international expansion as a result of many factors, including the inability to successfully penetrate new markets and the potential strain on resources caused by the expansion;

•	effects of changes in credit and lending market conditions;

•	loss of services of skilled senior executive officers and/or inadequate succession planning for key positions;

•	ability to hire, train and retain qualified associates;

•	ability to develop innovative, high-quality new merchandise in response to changing fashion trends;

•	availability and market prices of key raw materials;

•	interruption of the flow of merchandise from key vendors and manufacturers and the flow of merchandise to and from distributors;

•	ability of manufacturers to comply with applicable laws and regulations and ethical business practices;

•	availability of suitable store locations under appropriate terms;

•	currency and exchange risks and changes in existing or potential duties, tariffs or quotas;

•	effects of political and economic events and conditions domestically, and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war;

•	unseasonable weather conditions affecting consumer preferences;

•	disruptive weather conditions affecting consumers’ ability to shop;

•	effect of litigation or adversary proceeding exposure potentially exceeding expectations; and

•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic.

The following sets forth a description of certain risk factors that the Company believes may be relevant to an understanding of the Company and its business. These risk factors, in addition to the factors set forth above, could cause actual results to differ materially from those expressed or implied in any of the Company’s forward-looking statements.

General Economic and Financial Conditions Could Have a Material Adverse Effect on the Company’s Business, Results of Operations and Liquidity.

Consumer purchases of discretionary items, including the Company’s merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The Company’s performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. Over the past several years, the combination of these factors has caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of apparel and personal care products altogether.

The economic uncertainty could have a material effect on the Company’s results of operations and its liquidity and capital resources. It could also impact the Company’s ability to fund its growth and/or result in the Company becoming reliant on external financing, the availability of which may be uncertain.

In addition, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and manufacturers, and foreign exchange rate fluctuations. The risks could be exacerbated individually or collectively.

The Loss of the Services of Skilled Senior Executive Officers Could Have a Material Adverse Effect on the Company’s Business.

The Company’s senior executive officers closely supervise all aspects of its business — in particular, the design of its merchandise and the operation of its stores. The Company’s senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company’s brands. If the Company were to lose the benefit of their involvement, in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer, Diane Chang, Executive Vice President — Sourcing, Leslee K. Herro, Executive Vice President — Planning and Allocation, Jonathan E. Ramsden, Executive Vice President and Chief Financial Officer and David S. Cupps, Senior Vice President, General Counsel and Secretary, its business could be adversely affected. Competition for such senior executive officers is intense, and the Company cannot be sure it will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.

Equity-Based Compensation Awarded Under the Employment Agreement with the Company’s Chief Executive Officer Could Adversely Impact the Company’s Cash Flows, Financial Position or Results of Operations and Could Have a Dilutive Effect on the Company’s Outstanding Common Stock.

Under the Employment Agreement, entered into as of December 19, 2008, between the Company and Michael S. Jeffries, the Company’s Chairman and Chief Executive Officer (the “Jeffries Employment Agreement”), Mr. Jeffries received grants (the “Retention Grants”) of stock appreciation rights. In addition to the Retention Grants, Mr. Jeffries is also eligible to receive two equity-based grants during each fiscal year of the term of the Jeffries Employment Agreement starting with Fiscal 2009 (the “Semi-Annual Grant”). If a Semi-Annual Grant is earned, it will be awarded within 75 days following the end of the Company’s second quarter or fiscal year, as applicable, subject to Mr. Jeffries’ continuous employment with the Company (and, with respect to the final Semi-Annual Grant, continued service on the Company’s Board of Directors) through the applicable grant date. The value of the Semi-Annual Grants are uncertain and dependent on future market price of the Company’s Common Stock and the financial performance of the Company.

In connection with the Semi-Annual Grants contemplated by the Jeffries Employment Agreement, the related compensation expense could significantly impact the Company’s results of operations. Further, the significant number of shares of Common Stock which could be issued upon exercise and/or vesting of the Retention Grant and the Semi-Annual Grants is uncertain and dependent on the future market price of the Company’s Common Stock and the financial performance of the Company, and would, if issued, have a dilutive effect with respect to the Company’s outstanding shares of Common Stock, which may adversely affect the market price of the Company’s Common Stock. Depending on the number of shares of Common Stock which could be issued under the Retention Grant and Semi-Annual Grants, the Company may deem it necessary or appropriate to seek shareholder approval of additional long-term incentive compensation plans in order to be able to settle the awards in Common Stock.

In the event that there are not sufficient shares of Common Stock available to be issued under the Company’s 2007 Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan at the time these equity-based awards are ultimately settled, the Company will be required to settle some portion of the awards in cash, which could have an adverse impact on the Company’s cash flow from operations, financial position, results of operations. Furthermore, the awards may not be deductible pursuant to Internal Revenue Code Section 162(m). In addition, under applicable accounting rules, if the Company’s stock price increases to a point where, as of any measurement date, the Company would be unable to settle outstanding equity-based awards in shares of Common Stock from its existing plans, the Company will be required to classify and account for all or a portion of the equity-based awards as liabilities. This could further adversely impact the Company’s results of operations.

The Failure to Anticipate, Identify and Respond to Changing Consumer Preferences and Fashion Trends in a Timely Manner Could Cause the Company’s Profitability to Decline.

The Company’s success largely depends on its ability to anticipate and gauge the fashion preferences of its customers and provide merchandise that satisfies constantly shifting demands in a timely manner. The merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Because the Company enters into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, it is vulnerable to changes in consumer preference and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. There can be no assurance that the Company will continue to anticipate consumer demands successfully in the future. To the extent that the Company fails to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, its sales will be adversely affected. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves. A distressed economic and retail environment, in which many of the Company’s competitors are engaging in aggressive promotional activities, increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Each of these could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company’s International Expansion Plan is Dependent on a Number of Factors, any of Which Could Delay or Prevent Successful Penetration into New Markets and Strain its Resources.

As the Company expands internationally, it may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and DCs, as well as hiring experienced management. The Company may be unable to open and operate new stores successfully, and its growth will be limited, unless it can:

•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	gain acceptance from foreign customers;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand infrastructure to accommodate growth;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund its expansion plan;

•	manage foreign currency exchange risks effectively; and

•	achieve acceptable operating margins from new stores.

In addition, the Company’s international expansion plan will place increased demands on its operational, managerial and administrative resources. These increased demands may cause the Company to operate its business less efficiently, which in turn could cause deterioration in the performance of its existing stores. Furthermore, the Company’s ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks. The Company’s international expansion strategy and success could also be adversely impacted by the global economy.

The Company’s Growth Strategy Relies on the Addition of New Stores, Which May Strain the Company’s Resources and Adversely Impact Current Store Performance.

The Company’s growth strategy largely depends on the opening of new stores, particularly internationally; and remodeling existing stores in a timely manner and operating them profitably. Additional factors required for successful implementation of the Company’s growth strategy include, but are not limited to: obtaining desirable prime store locations; negotiating acceptable leases; completing projects on budget; supplying proper levels of merchandise; and successfully hiring and training store managers and sales associates. Additionally, the Company’s growth strategy may place increased demands on the Company’s operational, managerial and administrative resources, which could cause the Company to operate less efficiently. Furthermore, there is a possibility new stores opening in existing markets may have an adverse effect on previously existing stores in such markets. Failure to properly implement the Company’s growth strategy could have a material adverse effect on the Company’s financial condition or results of operations.

The Company May Incur Costs Related to Store Closures.

The Company may incur costs associated with store closures resulting from, among other things, lease termination agreements associated with closing stores prior to the store’s lease expiration date. These costs could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

The Interruption of the Flow of Merchandise from Key Vendors and International Manufacturers Could Disrupt the Company’s Supply Chain.

The Company purchases the majority of its merchandise outside of the U.S. through arrangements with approximately 209 vendors which include 305 foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of the Company’s domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which the Company’s manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds;

•	the potential of manufacturer financial instability, inability to access needed liquidity or bankruptcy; and

•	significant labor disputes, such as dock strikes.

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

Additionally, while the Company utilizes third-party compliance auditors to visit and monitor the operations of the Company’s manufacturers, the Company does not have control of the independent manufacturers or their labor practices. A violation of labor laws or other laws, including consumer and product safety laws, by the Company or its manufacturers, could adversely affect the Company’s reputation and sales.

The Company’s Reliance on Two Distribution Centers Domestically Located in the Same Vicinity, and One Distribution Center Internationally, Makes it Susceptible to Disruptions or Adverse Conditions Affecting its Distribution Centers.

The Company’s two domestic DCs, located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to its stores and direct-to-consumer customers, both regionally and internationally. The Company also uses a third-party DC in the Netherlands for the distribution of merchandise delivered to its stores located outside of North America. As a result, the Company’s operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If the Company’s distribution operations were disrupted, its ability to replace inventory in its stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

The Company’s Reliance on Third Parties to Deliver Merchandise from its Distribution Centers to its Stores and Direct-to-Consumer Customers Could Result in Disruptions to its Business.

The efficient operations of the Company’s stores and direct-to-consumer operations depend on the timely receipt of merchandise from the Company’s DCs. The Company delivers its merchandise to its stores and direct-to-consumer customers using independent third parties. The Company uses primarily one contract carrier for domestic store deliveries and all direct-to-consumer deliveries and a separate contract carrier for international store deliveries. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to the Company’s distribution needs would disrupt the Company’s operations and could have a material adverse effect on its financial condition or results of operations. Furthermore, the Company is susceptible to increases in fuel costs which may increase the cost of distribution which the Company may not be able to pass onto the customer and could adversely affect the Company’s financial condition or results of operations.

The Company’s Development of New Brand Concepts Could Have a Material Adverse Effect on the Company’s Financial Condition or Results of Operations.

Historically, the Company has internally developed and launched new brands that have contributed to sales growth. The Company’s most recent brand is Gilly Hicks which offers bras, underwear, personal care products, sleepwear and at-home products for women. Brand concepts such as Gilly Hicks require management’s focus and attention, as well as significant capital investments. Furthermore, a new brand concept is susceptible to risks that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that a new brand concept, including Gilly Hicks, will achieve successful results. The failure of Gilly Hicks or another new brand concept to be successfully launched could have a material adverse effect on the Company’s financial condition or results of operations. In addition, the ongoing development of new concepts may place a strain on available resources.

Fluctuations in Foreign Currency Exchange Rates Could Adversely Impact Financial Results.

The Company’s international subsidiaries generally use local currencies as the functional currency, which includes Euros, Canadian Dollars, Japanese Yen, Hong Kong Dollars and British Pounds. The Company’s Consolidated Financial Statements are presented in U.S. dollars (“USD”). Therefore, the

Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. The fluctuation in the value of the U.S. dollar against other currencies could impact the Company’s financial results.

Furthermore, the Company purchases substantially all of its inventory in USD. Therefore, the Company’s gross margin rate from international operations is subject to volatility from movements in exchange rates over time, which could have an adverse effect on the Company’s financial condition or results of operations.

The Company’s Net Sales and Inventory Levels Fluctuate on a Seasonal Basis, Causing its Results of Operations to be Particularly Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.

Historically, the Company’s operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, due to the increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season. The Company’s net sales and net income during the first and second fiscal quarters are typically lower, due, in part, to the traditional slowdown in retail sales immediately following the Holiday season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of the Company’s annual results. Any factors negatively affecting the Company during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on its financial condition or results of operations for the entire year.

Furthermore, in order to prepare for the Back-to-School and Holiday selling seasons, the Company must order and keep significantly more merchandise in stock than it would carry during other parts of the year. Therefore, the inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on the Company’s financial condition or results of operations. High inventory levels due to unanticipated decreases in demand for the Company’s products during peak selling seasons, misidentification of fashion trends, or excess inventory purchases could require the Company to sell merchandise at a substantial markdown, which could reduce its net sales and gross margins and negatively impact its profitability. Low levels of inventory due to conservative planning could also affect product offering in the stores and affect net sales and negatively impact profitability.

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

Comparable Store Sales will Continue to Fluctuate on a Regular Basis.

The Company’s comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual, quarterly and monthly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, comparable sales results have fluctuated as follows: (a) from (23)% to (1)% for annual results; (b) from (30)% to 1% for quarterly results; and (c) from (34%) to 8% for monthly results. The Company’s comparable store sales were adversely affected by, among other factors, the economy and competitors’ promotional activities throughout Fiscal 2008 and Fiscal 2009. The Company believes that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors, economic conditions, weather conditions, opening and/or closing of Company stores near each other, and the calendar shifts of tax free and holiday periods.

Comparable store sales fluctuations may impact the Company’s ability to leverage fixed direct expenses, including store rent and store asset depreciation, which may adversely affect the Company’s financial condition or results of operations.

In addition, comparable store sales fluctuations may have been an important factor in the volatility of the price of the Company’s Class A Common Stock in the past, and it is likely that future comparable store sales fluctuations will contribute to stock price volatility in the future.

The Company’s Net Sales are Affected by Direct-to-Consumer Sales.

The Company sells merchandise over the Internet through its websites: www.abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.gillyhicks.com. The Company’s Internet operations may be affected by reliance on third-party hardware and software providers, technology changes, risks related to the failure of computer systems that operate the Internet business, telecommunications failures, electronic break-ins, security breaches and similar disruptions. Furthermore, the Company’s ability to conduct business on the Internet may be affected by liability for on-line content and state, federal and international privacy laws. The Company’s failure to successfully respond to these risks might adversely affect sales in the Company’s Internet business, as well as damage the Company’s reputation and brands.

The Company May be Exposed to Risks and Costs Associated with Credit Card Fraud and Identity Theft.

The Company collects certain customer data during the course of business, such as credit card information. The Company and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Although the Company has security measures related to its systems and the privacy of its customers, the Company cannot guarantee these measures will effectively prevent a security breach of customer transaction data. A security breach could cause customers to lose confidence in the security of the Company’s systems and could expose the Company to risks of data loss, litigation and liability and could seriously disrupt operations and harm the Company’s reputation, any of which could adversely affect the Company’s financial condition or results of operations.

In addition, states and federal government are enacting laws and regulations to protect consumers against identity theft. These laws will likely increase the costs of doing business and if the Company fails to implement appropriate security measures, the Company could be subject to potential claims for damages and other remedies, which could adversely affect the Company’s business or results from operations.

The Company’s Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on the Company’s Financial Condition or Results of Operations.

The Company is involved, from time-to-time, in litigation incidental to its business, such as litigation regarding overtime compensation and other employment related matters. Additionally, the Company is involved in several purported class action lawsuits and several shareholder derivative actions alleged to have arisen out of trading in the Company’s Class A Common Stock in the summer of Fiscal 2005 (collectively, the “Securities Matters,” see “ITEM 3. LEGAL PROCEEDINGS” of this Annual Report on Form 10-K). Management is unable to assess the potential exposure of the aforesaid matters. The Company’s current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against the Company or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, the Company’s exposure could greatly exceed expectations and have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

The Company’s Failure to Adequately Protect Its Trademarks Could Have a Negative Impact on Its Brand Image and Limit Its Ability to Penetrate New Markets.

The Company believes its trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Gilly Hicks®, Gilly Hicks Sydney® and the “Moose,” “Seagull” and “Koala” logos, are an essential element of the Company’s strategy. The Company has obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, the Company owns registrations and pending applications for other trademarks in the U.S. and has applied for or obtained registrations from the registries in many foreign countries in which its manufacturers are located. There can be no assurance that the Company will obtain registrations that have been applied for or that the registrations the Company obtains will prevent the imitation of its products or infringement of its intellectual property rights by others. If any third party copies the Company’s products in a manner that projects lesser quality or carries a negative connotation, the Company’s brand image could be materially adversely affected.

Because the Company has not yet registered all of its trademarks in all categories, or in all foreign countries in which it sources or offers its merchandise now, or may in the future, its international expansion and its merchandising of products using these marks could be limited. For example, the Company cannot ensure that others will not try to block the manufacture, export or sale of its products as a violation of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom the Company is not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. If the Company is unable to reach an arrangement with any such party, the Company’s manufacturers may be unable to manufacture its products, and the Company may be unable to sell in those countries. The Company’s inability to register its trademarks or purchase or license the right to use its trademarks or logos in these jurisdictions could limit its ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should the Company’s business plan include selling its merchandise in those non-U.S. jurisdictions.

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

In addition, the unsecured credit agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio. If the Company fails to comply with the covenants and is unable to obtain a waiver or amendment, an event of default would result, and the lenders could declare outstanding borrowings immediately due and payable. If that should occur, the Company cannot guarantee that it would have sufficient liquidity at that time to repay or refinance borrowings under the unsecured credit agreement.

The inability to obtain credit on commercially reasonable terms, or a default under the current unsecured credit agreement, could adversely impact liquidity and results of operations.

Changes in Taxation Requirements Could Adversely Impact Financial Results.

The Company is subject to income tax in numerous jurisdictions, including international and domestic locations. In addition, the Company’s products are subject to import and excise duties, and/or sales, consumption, or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties could have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

The Company’s Inability to Obtain Commercial Insurance at Acceptable Prices or Failure to Adequately Reserve for Self-Insured Exposures Might Increase Expenses and Adversely Impact Financial Results.

The Company believes that commercial insurance coverage is prudent for risk management in certain areas of the business. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-held companies, intervention by the government and a decrease in the number of insurance carriers. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, the Company may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, the Company may choose to forego or limit the purchase of relevant commercial insurance, choosing instead to self-insure one or more types of risk. The Company is primarily self-insured for workers’ compensation and employee health benefits. If the Company suffers a substantial loss that is not covered by commercial insurance or self-insurance reserves, the loss and attendant expenses could harm its business and operating results. In addition, exposures exist for which no insurance may be available and for which the Company has not reserved.

Modifications and/or Upgrades to Information Technology Systems may Disrupt Operations.

The Company regularly evaluates its information technology systems and requirements and is currently implementing modifications and/or upgrades to the information technology systems that support the business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems, or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing and modifying these systems, including inaccurate system information and system disruptions. The Company believes it is taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s financial condition or results of operations. Additionally, there is no assurance that a successfully implemented system will deliver value to the Company.

The Company Could Suffer if the Company’s Computer Systems are Disrupted or Cease to Operate Effectively.

The Company relies heavily on its computer systems to record and process transactions and manage and operate the Company’s operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of the computer hardware and software systems. Despite efforts to prevent such an occurrence, the Company’s systems are vulnerable from time-to-time to damage or interruption from computer viruses, power outages, third party intrusions and other technical malfunctions. If the Company’s systems are damaged or fail to function properly, the Company may have to make monetary investments to repair or replace the systems and the Company could endure delays in its operations. Any material interruption could have a material adverse effect on the Company’s business or results of operations.

Changes in the Regulatory or Compliance Landscape Could Adversely Affect the Company’s Business or Results of Operations.

Laws and regulations at the state, federal and international levels frequently change and the ultimate cost of compliance cannot be precisely estimated. Changes in regulations, the imposition of additional regulations, or the enactment of any new legislation including those related to health care, taxes, environmental issues, trade, product safety and employment labor, could adversely affect the Company’s business or results of operations.

The Company’s Operations may be Effected by Greenhouse Emissions and Climate Change.

The Company’s operations may be effected by regulatory changes related to climate change and greenhouse gas emissions. The Company is uncertain how the United States and international economies will be affected by potential legislation and public reactions. As a result, the affect this could have on the Company’s operations is currently unknown.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and support functions occupy 474 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small distribution and shipping facility located in the Columbus, Ohio area, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Los Angeles, California, as well as offices in the United Kingdom and Switzerland for its European operations.

All of the retail stores operated by the Company, as of March 19, 2010, are located in leased facilities, primarily in shopping centers in North America, Europe and Asia. The leases expire at various dates, between 2010 and 2028.

The Company’s home office, distribution and shipping facilities, design support centers and stores are generally suitable and adequate.

As of March 19, 2010, the Company’s 1,098 stores were located in North America, Europe and Asia as follows:

Alabama	13	Kentucky	14	North Dakota	2
Alaska	1	Louisiana	15	Ohio	40
Arizona	17	Maine	4	Oklahoma	10
Arkansas	7	Maryland	19	Oregon	14
California	133	Massachusetts	33	Pennsylvania	48
Colorado	12	Michigan	33	Rhode Island	4
Connecticut	22	Minnesota	22	South Carolina	15
Delaware	4	Mississippi	5	South Dakota	2
District of Columbia	1	Missouri	18	Tennessee	24
Florida	73	Montana	3	Texas	98
Georgia	25	Nebraska	5	Utah	7
Hawaii	4	Nevada	14	Vermont	2
Idaho	4	New Hampshire	11	Virginia	28
Illinois	48	New Jersey	41	Washington	24
Indiana	26	New Mexico	4	West Virginia	5
Iowa	8	New York	56	Wisconsin	16
Kansas	6	North Carolina	30

Canada	12
United Kingdom	11
Germany	1
Italy	3
Japan	1

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	[Reserved]

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 19, 2010:

Michael S. Jeffries, 65, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the position of President of A&F. Under the terms of the Employment Agreement, entered into as of December 19, 2008, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.

Diane Chang, 54, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Leslee K. Herro, 49, has been Executive Vice President — Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.

Jonathan E. Ramsden, 45, joined A&F in December 2008 as Executive Vice President and Chief Financial Officer. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

David S. Cupps, 73, has been Senior Vice President, General Counsel and Secretary of A&F since April 2007. Prior thereto, he was a partner in the law firm of Vorys, Sater, Seymour and Pease LLP from January 1974 through December 2006 and Of Counsel to that law firm from January 2007 through March 2007.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2009 and Fiscal 2008:

	Sales Price
	High	Low

Fiscal 2009
4th Quarter	$42.31	$29.88
3rd Quarter	$37.80	$28.76
2nd Quarter	$32.83	$22.70
1st Quarter	$28.06	$16.95
Fiscal 2008
4th Quarter	$29.97	$13.66
3rd Quarter	$56.74	$23.75
2nd Quarter	$77.25	$51.45
1st Quarter	$82.06	$69.55

A quarterly dividend, of $0.175 per share, was paid in March, June, September and December of Fiscal 2007, Fiscal 2008 and Fiscal 2009. A&F expects to continue to pay a dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.

As of March 19, 2010, there were approximately 4,413 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 53,100 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 30, 2010:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Fiscal Month	Purchased(1)	per Share(2)	Programs(3)	Plans or Programs(4)

November 1, 2009 — November 28, 2009	1,838	$40.36	—	11,346,900
November 29, 2009 — January 2, 2010	2,375	$39.85	—	11,346,900
January 3, 2010 — January 30, 2010	1,322	$34.71	—	11,346,900

Total	5,535	$38.79	—	11,346,900

(1)	Included in the total number of shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended January 30, 2010 were an aggregate of 5,535 shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended January 30, 2010. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The figure shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

A&F did not repurchase any shares of A&F’s Common Stock in the open market during Fiscal 2009. During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock in the open market with a value of approximately $50.0 million. During Fiscal 2007, A&F repurchased approximately 3.6 million shares of A&F’s Common Stock in the open market with a value of approximately $287.9 million. Both the Fiscal 2008 and the Fiscal 2007 repurchases were pursuant to A&F Board of Directors’ authorizations.

The following graph shows the changes, over the five-year period ended January 30, 2010 (the last day of A&F’s 2009 fiscal year), in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last day of the fiscal year indicated (and if such day was not a trading day, the closing price on the last day immediately preceding a trading day).

PERFORMANCE GRAPH1

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., The S&P 500 Index
And The S&P Apparel Retail Index

*	$100 invested on 1/29/05 in stock or 1/31/05 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ABERCROMBIE & FITCH CO.
FINANCIAL SUMMARY

Summary of Operations

(Information below excludes amounts related to discontinued operations, except where otherwise noted)

	2009	2008	2007	2006(1)	2005
	(Thousands, except per share and per square foot amounts, ratios and store and associate data)

Net Sales	$2,928,626	$3,484,058	$3,699,656	$3,284,176	$2,768,164
Gross Profit	$1,883,598	$2,331,095	$2,488,166	$2,200,668	$1,854,186
Operating Income	$117,912	$498,262	$778,909	$697,990	$577,817
Net Income from Continuing Operations	$78,953	$308,169	$499,127	$446,525	$355,382
Net Loss from Discontinued Operations (net of taxes)(2)	$(78,699)	$(35,914)	$(23,430)	$(24,339)	$(21,398)
Net Income(2)	$254	$272,255	$475,697	$422,186	$333,984
Dividends Declared Per Share	$0.70	$0.70	$0.70	$0.70	$0.60
Net Income Per Share from Continuing Operations
Basic	$0.90	$3.55	$5.72	$5.07	$4.08
Diluted	$0.89	$3.45	$5.45	$4.85	$3.90
Net Loss Per Share from Discontinued Operations (2)
Basic	$(0.90)	$(0.41)	$(0.27)	$(0.28)	$(0.25)
Diluted	$(0.89)	$(0.40)	$(0.26)	$(0.26)	$(0.23)
Net Income Per Share (2)
Basic	$0.00	$3.14	$5.45	$4.79	$3.83
Diluted	$0.00	$3.05	$5.20	$4.59	$3.66
Basic Weighted-Average Shares Outstanding	87,874	86,816	87,248	88,052	87,161
Diluted Weighted-Average Shares Outstanding	88,609	89,291	91,523	92,010	91,221
Other Financial Information
Total Assets (including discontinued operations)	$2,821,866	$2,848,181	$2,567,598	$2,248,067	$1,789,718
Return on Average Assets(3)	0%	10%	20%	21%	21%
Working Capital(4)	$786,474	$622,213	$585,575	$571,089	$447,102
Current Ratio(5)	2.75	2.38	2.08	2.12	1.91
Net Cash Provided by Operating Activities(2)	$402,200	$490,836	$817,524	$582,171	$453,590
Capital Expenditures	$175,472	$367,602	$403,345	$403,476	$256,422
Long-Term Debt	$71,213	$100,000	—	—	—
Shareholders’ Equity (including discontinued operations)	$1,827,917	$1,845,578	$1,618,313	$1,405,297	$995,117
Return on Average Shareholders’ Equity(6)	0%	16%	31%	35%	40%
Comparable Store Sales(7)	(23)%	(13)%	(1)%	1%	26%
Net Retail Sales Per Average Gross Square Foot	$339	$432	$503	$509	$474
Stores at End of Year and Average Associates
Total Number of Stores Open	1,096	1,097	1,013	930	843
Gross Square Feet	7,848	7,760	7,133	6,563	5,956
Average Number of Associates(8)	83,000	96,200	94,600	80,100	69,100

(1)	Fiscal 2006 was a fifty-three week year.

(2)	Includes results of operations from RUEHL branded stores and related direct-to-consumer operations.

(3)	Return on average assets is computed by dividing net income (including discontinued operations) by the average asset balance (including discontinued operations).

(4)	Working capital is computed by subtracting current liabilities (including discontinued operations) from current assets (including discontinued operations).

(5)	Current Ratio is computed by dividing current assets (including discontinued operations) by current liabilities (including discontinued operations).

(6)	Return on Average Shareholders’ Equity is computed by dividing net income (including discontinued operations) by the average shareholders’ equity balance (including discontinued operations).

(7)	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note that Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

(8)	Includes employees from RUEHL operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 30, 2010 is compared to the fifty-two week period ended January 31, 2009. Fiscal 2009 comparable store sales compare the fifty-two week period ended January 30, 2010 to the fifty-two week period ended January 31, 2009. Fiscal 2008 comparable store sales compare the fifty-two week period ended January 31, 2009 to the fifty-two week period ended February 2, 2008. For Fiscal 2007, the fifty-two week period ended February 2, 2008 is compared to the fifty-three week period ended February 3, 2007.

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The determination to take this action was based on a comprehensive review and evaluation of the performance of the RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income for all periods presented.

The Company had net sales of $2.929 billion for the fifty-two weeks ended January 30, 2010, down 15.9% from $3.484 billion for the fifty-two weeks ended January 31, 2009. Operating income for Fiscal 2009 was $117.9 million, which was down from $498.3 million in Fiscal 2008. Net income from continuing operations was $79.0 million and net income per diluted share from continuing operations was $0.89 in Fiscal 2009, compared to net income from continuing operations of $308.2 million and net income per diluted share from continuing operations of $3.45 in Fiscal 2008. Net income per diluted share from continuing operations included non-cash, store-related asset impairment charges of $0.23 and $0.06 for Fiscal 2009 and Fiscal 2008, respectively.

Net loss from discontinued operations was $78.7 million in Fiscal 2009 and net loss per diluted share from discontinued operations was $0.89 in Fiscal 2009, compared to net loss from discontinued operations of $35.9 million and net loss per diluted share from discontinued operations of $0.40 in Fiscal 2008. Net loss from discontinued operations included an after-tax charge of $34.2 million, or $0.39 per diluted share, associated with the closure of the RUEHL business in Fiscal 2009, and after-tax charges of $31.4 million, or $0.35 per diluted share, and $13.6 million, or $0.15 per diluted share, associated with the impairment of Ruehl-related store assets for Fiscal 2009 and Fiscal 2008, respectively.

Net income was $0.3 million and net income per diluted share was $0.00 in Fiscal 2009, compared to net income of $272.3 million and net income per diluted share of $3.05 in Fiscal 2008.

Excluding net loss from discontinued operations and non-cash impairment charges, the Company reported non-GAAP net income per diluted share of $1.12 for Fiscal 2009 compared to non-GAAP net income per diluted share of $3.51 for Fiscal 2008. The Company believes that this non-GAAP financial measure is useful to investors as it provides the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the Consolidated Statements of Operations and Comprehensive Income, impact of Net Loss from Discontinued Operations and non-cash, store related asset impairment charges. This non-GAAP financial measure should not be used as an alternative to net income per diluted share as an indicator of the ongoing operating performance of the Company and is also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above.

	Fifty-Two Weeks Ended
	January 30, 2010	January 31, 2009

Net income per diluted share on a GAAP basis	$0.00	$3.05
Plus: Net loss from discontinued operations(1)	$0.89	$0.40
Plus: Non-cash, store-related asset impairment charges(2)	$0.23	$0.06

Net income per diluted share on a non-GAAP basis	$1.12	$3.51

(1)	Net loss from discontinued operations for the fiscal year includes the operating results, exit charges and non-cash impairment charges associated with RUEHL branded stores and related direct-to-consumer operations, as summarized in Note 14, “Discontinued Operations” of the Consolidated Financial Statements.

(2)	The non-cash, store-related asset impairment charges relate to stores whose asset carrying value exceeded the fair value. For Fiscal 2009 the charge was associated with 34 Abercrombie & Fitch, 46 abercrombie kids and 19 Hollister stores. For Fiscal 2008 the charge was associated with 11 Abercrombie & Fitch, six abercrombie kids and three Hollister stores.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $402.2 million for Fiscal 2009. This source of cash was primarily driven by results from operations adjusted for non-cash items including depreciation and amortization and impairment charges. The Company used $175.5 million of cash for capital expenditures and had proceeds from the sale of marketable securities of $77.5 million during Fiscal 2009. During Fiscal 2009, the Company repaid U.S. dollar denominated borrowings of $100.0 million under the unsecured Amended Credit Agreement and separately drew down approximately $48.0 million in borrowings denominated in Japanese Yen, used to fund international lease and capital expenditure commitments. The Company also paid dividends totaling $61.5 million during Fiscal 2009. As of January 30, 2010, the Company had $680.1 million in cash and equivalents, and outstanding debt and letters of credit of $100.9 million.

The following data represents the Company’s Consolidated Statements of Operations for the last three fiscal years, expressed as a percentage of net sales:

	2009	2008	2007

NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	35.7	33.1	32.7

GROSS PROFIT	64.3	66.9	67.3
Stores and Distribution Expense	48.7	41.2	36.3
Marketing, General and Administrative Expense	12.1	11.6	10.2
Other Operating Income, Net	(0.5)	(0.3)	(0.3)

OPERATING INCOME	4.0	14.3	21.1
Interest Income, Net	(0.1)	(0.3)	(0.5)

Income from Continuing Operations before Income Taxes	4.1	14.6	21.6
Income Tax Expense from Continuing Operations	1.4	5.8	8.1
Net Income from Continuing Operations	2.7	8.8	13.5
Net Loss from Discontinued Operations	(2.7)	(1.0)	(0.6)

NET INCOME	0.0%	7.8%	12.9%

FINANCIAL SUMMARY

The following summarized financial and statistical data compares Fiscal 2009 to Fiscal 2008 and Fiscal 2008 to Fiscal 2007:

	2009	2008	2007

Net sales by brand (thousands)	$2,928,626	$3,484,058	$3,699,656
Abercrombie & Fitch	$1,272,287	$1,531,480	$1,638,929
abercrombie kids	$343,164	$420,518	$471,045
Hollister	$1,287,241	$1,514,204	$1,589,452
Gilly Hicks**	$25,934	$17,856	$230
Increase (decrease) in net sales from prior year	(16)%	(6)%	13%
Abercrombie & Fitch	(17)%	(7)%	8%
abercrombie kids	(18)%	(11)%	16%
Hollister	(15)%	(5)%	17%
Gilly Hicks**	45%	NM	NM
Decrease in comparable store sales*	(23)%	(13)%	(1)%
Abercrombie & Fitch	(19)%	(8)%	0%
abercrombie kids	(23)%	(19)%	0%
Hollister	(27)%	(17)%	(2)%
Net retail sales increase attributable to new and remodeled stores, and websites	7%	7%	14%
Net retail sales per average store (thousands)	$2,412	$3,041	$3,546
Abercrombie & Fitch	$3,193	$3,878	$4,073
abercrombie kids	$1,453	$1,823	$2,230
Hollister	$2,299	$2,962	$3,550
Net retail sales per average gross square foot	$339	$432	$503
Abercrombie & Fitch	$359	$438	$463
abercrombie kids	$313	$397	$493
Hollister	$338	$442	$531
Change in transactions per average retail store	(14)%	(16)%	(2)%
Abercrombie & Fitch	(14)%	(11)%	(2)%
abercrombie	(14)%	(20)%	(2)%
Hollister	(16)%	(18)%	(4)%
Change in average retail transaction value	(7)%	2%	1%
Abercrombie & Fitch	(4)%	5%	5%
abercrombie	(7)%	1%	1%
Hollister	(8)%	1%	(1)%
Change in average units per retail transaction	0%	0%	2%
Abercrombie & Fitch	(2)%	0%	3%
abercrombie	(1)%	(2)%	2%
Hollister	0%	(1)%	2%
Change in average unit retail sold	(7)%	2%	(1)%
Abercrombie & Fitch	(2)%	5%	2%
abercrombie	(7)%	3%	0%
Hollister	(8)%	1%	(2)%

*	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008 reflect the activity of 16, 14 and three stores, respectively. In Fiscal 2007, all three stores opened in January 2008. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK

While 2009 was a challenging year for the Company, it was one in which the Company believes it made significant progress in laying the foundations for future success. The Company continues to work hard to improve the performance of its domestic business while continuing to be pleased with the progress of its international rollout strategy.

The Company’s objective in Fiscal 2010 and subsequent years is to increase its operating margin back towards historical levels, which the Company believes will require a combination of the following factors.

First, returning gross margin to historic levels. The Company believes the factors in achieving this will be optimizing its average unit retails, achieving further reductions in average unit cost, and benefiting from international operations with higher gross margins. In the short-term there may be further erosion of the gross profit rate, to the extent that the Company believes that further reduction in average unit retail can enable the Company to improve productivity levels.

Second, improvements in domestic productivity levels and the closure of negative contribution stores. The Company is in the process of reviewing negative contribution stores and, to the extent it does not foresee a recovery for applicable stores, plans to address these stores through a combination of natural lease expirations, rent relief negotiations with landlords and, potentially early closures of certain underperforming stores.

Third, the Company continues with its plan for accelerated international openings in Fiscal 2010, and will potentially accelerate further beyond that to achieve profitable international growth. In Fiscal 2010, the Company remains on track to open Abercrombie & Fitch flagship stores in Fukuoka and Copenhagen. Going forward, the format of flagship stores is likely to be a combination of the original flagship model and a smaller store format similar to the template being used in Copenhagen. The Company currently plans to open approximately 30 international mall-based Hollister stores, including in two or more new countries, in 2010. The Hollister openings will predominantly be in the third, and particularly the fourth quarters.

The Company is also focusing significant attention on improving the productivity of its Gilly Hicks brand, which the Company believes is a necessary precursor to expanding the store count for the brand and having a path to profitability.

Finally, the Company will continue to maintain tight control over expenses and to seek greater efficiencies in its operations.

In Fiscal 2010, the Company will continue to concentrate on protecting the brands, while seeking to drive improvement in its domestic business, and continue its international growth.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•	Comparable store sales by brand, by product, and by store, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	Direct-to-consumer sales growth;

•	International and flagship store performance;

•	Store productivity;

•	Initial Mark Up (“IMU”);

•	Markdown rate;

•	Gross profit rate;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations; and

•	Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average transaction values, store contribution (defined as store sales less direct costs of running the store), and average units per transaction.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics as part of its “Financial Summary” and in several sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FISCAL 2009 COMPARED TO FISCAL 2008

Net Sales

Net sales for Fiscal 2009 were $2.929 billion, a decrease of 15.9% from Fiscal 2008 net sales of $3.484 billion. The net sales decrease was attributed primarily to a 23% decrease in comparable store sales and a 5.6% decrease in net direct-to-consumer sales, including shipping and handling revenue.

Comparable store sales by brand for Fiscal 2009 were as follows: Abercrombie & Fitch decreased 19% with men’s decreasing by a low double-digit and women’s decreasing by a mid twenty; abercrombie kids decreased 23% with boys’ decreasing by a mid teen and girls’ decreasing by a mid twenty; and Hollister decreased 27% with dudes’ decreasing by a high teen and bettys’ decreasing by a low thirty.

On a regional basis for Fiscal 2009, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were positive in the United Kingdom.

For Fiscal 2009, across all brands, the masculine categories continued to out-pace the feminine categories. From a merchandise classification standpoint, across all brands, for the male business, fragrance and sweaters were stronger performing categories, while knit tops and graphic tees were the weaker performing categories. For the female business, woven shirts and dresses were stronger performing categories, while sweaters and knit tops were weaker categories.

Direct-to-consumer net merchandise sales in Fiscal 2009 were $249.4 million, a decrease of 5.6% from Fiscal 2008 net merchandise sales of $264.3 million. Shipping and handling revenue was $40.7 million in Fiscal 2009 and $42.9 million in Fiscal 2008. The direct-to-consumer business, including shipping and handling revenue, accounted for 9.9% of total net sales in Fiscal 2009 compared to 8.8% of total net sales in Fiscal 2008.

Gross Profit

Gross profit during Fiscal 2009 decreased to $1.884 billion from $2.331 billion in Fiscal 2008. The gross profit rate (gross profit divided by net sales) for Fiscal 2009 was 64.3% versus 66.9% the previous year, a decrease of 260 basis points. The decrease in the gross profit rate was primarily driven by a lower average unit retail, partially offset by a reduction in average unit cost.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2009 was $1.426 billion compared to $1.436 billion in Fiscal 2008. For Fiscal 2009, the stores and distribution expense rate (stores and distribution expense divided by net sales) was 48.7% compared to 41.2% for Fiscal 2008. For the fifty-two weeks ended January 30, 2010 and January 31, 2009, stores and distribution expense included non-cash, pre-tax asset impairment charges related to 99 stores of $33.2 million, or 1.1% of net sales, and non-cash, pre-tax asset impairment charges related to 20 stores of $8.3 million, or 0.2% of net sales, respectively. Excluding the effect of impairment charges, the increase in the stores and distribution expense rate was primarily attributable to higher store occupancy costs, including rent, depreciation and other occupancy costs.

Marketing, General and Administrative Expense

Marketing, general and administrative expense for Fiscal 2009 decreased 12.8% to $353.3 million compared to $405.2 million in Fiscal 2008. The decrease in expense was related to reductions in employee compensation and benefits, travel, and outside services. The marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.1% for Fiscal 2009, an increase of 50 basis points compared to 11.6% for Fiscal 2008.

Other Operating Income, Net

Other operating income for Fiscal 2009 was $13.5 million compared to $8.8 million for Fiscal 2008. The increase was primarily driven by gains on foreign currency transactions for Fiscal 2009 compared to losses on foreign currency transactions for Fiscal 2008, as well as an increase in income related to gift cards for which the Company has determined the likelihood of redemption to be remote. In Fiscal 2009, other operating income also included a $9.2 million reduction of other-than-temporary impairments related to the Company’s trading auction rate securities, partially offset by a reduction of the related put option of $7.7 million as compared to an other-than-temporary impairment of $14.0 million related to the Company’s trading auction rate securities, offset by a gain on the related put option of $12.3 million in Fiscal 2008.

Interest Income, Net and Income Tax Expense

Fiscal 2009 interest income was $8.2 million, offset by interest expense of $6.6 million compared to interest income of $14.8 million, offset by interest expense of $3.4 million for Fiscal 2008. The decrease in interest income was due primarily to a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions.

The income tax expense rate for continuing operations for Fiscal 2009 was 33.9% compared to 39.5% for Fiscal 2008. The Fiscal 2009 rate benefited from foreign operations. Additionally, Fiscal 2008 included a $9.9 million charge related to the execution of the Chairman and Chief Executive Officer’s new employment agreement, which resulted in certain non-deductible amounts pursuant to Section 162(m) of the Internal Revenue Code.

Net Loss from Discontinued Operations

The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Net Loss from Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income for all fiscal years presented. Net loss from discontinued operations, net of tax, was $78.7 million and $35.9 million for Fiscal 2009 and Fiscal 2008, respectively. Net loss from discontinued operations includes after-tax charges of $34.2 million associated with the closure of the RUEHL business for 2009, and after-tax charges of $31.4 million and $13.6 million associated with the impairment of RUEHL-related store assets for Fiscal 2009 and Fiscal 2008, respectively.

Refer to Note 14, “Discontinued Operations” of the Notes to Consolidated Financial Statements for further discussion.

Net Income and Net Income per Share

Net income for Fiscal 2009 was $0.3 million compared to $272.3 million for Fiscal 2008. Net income per diluted share was $0.00 in Fiscal 2009 versus $3.05 in Fiscal 2008. Net income per diluted share included $0.89 of net loss per diluted share from discontinued operations and an after-tax charge of approximately $0.23 per diluted share associated with the impairment of store-related assets for Fiscal 2009 and $0.40 of net loss per diluted share from discontinued operations and an after-tax charge of approximately $0.06 per diluted share associated with the impairment of store-related assets for Fiscal 2008.

FISCAL 2008 COMPARED TO FISCAL 2007

Net Sales

Net sales for Fiscal 2008 were $3.484 billion, a decrease of 5.8% from Fiscal 2007 net sales of $3.700 billion. The net sales decrease was attributed primarily to the 13% decrease in comparable store sales, partially offset by a net addition of 84 stores and a 3.1% increase in direct-to-consumer business, including shipping and handling revenue.

For Fiscal 2008, comparable store sales by brand were as follows: Abercrombie & Fitch decreased 8%; abercrombie kids decreased 19%; and Hollister decreased 17%.

On a regional basis for Fiscal 2008, comparable store sales were down in all U.S. regions and Canada. Comparable store sales were stronger in the flagship stores, particularly in the United Kingdom.

Direct-to-consumer net merchandise sales in Fiscal 2008 were $264.3 million, an increase of 2.1% over Fiscal 2007 net merchandise sales of $258.8 million. Shipping and handling revenue was $42.9 million in Fiscal 2008 and $39.1 million in Fiscal 2007. The direct-to-consumer business, including shipping and handling revenue, accounted for 8.8% of total net sales in Fiscal 2008 compared to 8.1% of total net sales in Fiscal 2007.

Gross Profit

Gross profit for Fiscal 2008 decreased to $2.331 billion from $2.488 billion in Fiscal 2007. The gross profit rate for Fiscal 2008 was 66.9% versus 67.2% the previous year, a decrease of 30 basis points. The decrease in gross profit rate was attributable to a higher IMU rate being more than offset by an increase in markdown rate versus Fiscal 2007. The higher markdown rate resulted from the need to clear through seasonal merchandise as a result of declining sales and the Company’s limited ability to reduce fourth quarter of Fiscal 2008 deliveries.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2008 was $1.436 billion compared to $1.344 billion for Fiscal 2007. For Fiscal 2008, the stores and distribution expense rate was 41.2% compared to 36.3% for Fiscal 2007. The increase in rate resulted primarily from the Company’s limited ability to leverage fixed expenses due to negative comparable store sales. Additionally, stores and distribution expense in Fiscal 2008 also included additional direct expenses related to flagship pre-opening rent expenses, as well as minimum wage and manager salary increases and an $8.3 million non-cash impairment charge associated with store-related assets.

Marketing, General and Administrative Expense

Marketing, general and administrative expense for Fiscal 2008 increased 7.5% to $405.2 million compared to $376.8 million in Fiscal 2007. The increase in expense reflected investments in home office resources necessary for flagship and international expansion, partially offset by savings in incentive compensation and benefits and other home office expenses in the second half of Fiscal 2008. The marketing, general and administrative expense rate was 11.6% for Fiscal 2008, an increase of 1.4 percentage points compared to 10.2% for Fiscal 2007.

Other Operating Income, Net

Other operating income for Fiscal 2008 was $8.8 million compared to $11.7 million for Fiscal 2007. The decrease was primarily driven by losses on foreign currency transactions for Fiscal 2008 compared to gains on foreign currency transactions for Fiscal 2007, as well as a decrease in income related to gift cards for which the Company has determined the likelihood of redemption to be remote.

Interest Income, Net and Income Tax Expense

Fiscal 2008 interest income was $14.8 million, offset by interest expense of $3.4 million compared to interest income of $19.8 million, offset by interest expense of $1.0 million for Fiscal 2007. The decrease in interest income in Fiscal 2008 was primarily due to a lower average rate of return on investments. The increase in interest expense in Fiscal 2008 was due to borrowings made under the Company’s unsecured amended credit agreement in Fiscal 2008.

The effective tax rate for Fiscal 2008 was 39.5% compared to 37.4% for Fiscal 2007. Fiscal 2008 included a $9.9 million charge related to the execution of the Chairman and Chief Executive Officer’s new employment agreement, which resulted in certain non-deductible amounts pursuant to Section 162(m) of the Internal Revenue Code.

Net Loss from Discontinued Operations

Net loss from discontinued operations, net of tax, was $35.9 million and $23.4 million for Fiscal 2008 and Fiscal 2007, respectively. The results for Fiscal 2008 included $13.6 million of after-tax non-cash asset impairment charges related to RUEHL assets as a result of the determination that the carrying value of the assets exceeded the fair value of those assets.

Refer to Note 14, “Discontinued Operations” of the Notes to Consolidated Financial Statements for further discussion.

Net Income and Net Income per Share

Net income for Fiscal 2008 was $272.3 million compared to $475.7 million for Fiscal 2007. Net income per diluted weighted-average share was $3.05 in Fiscal 2008 versus $5.20 in Fiscal 2007. For Fiscal 2008, net income per diluted share included $0.40 of net loss per diluted share from discontinued operations and an after-tax charge of approximately $0.06 per diluted share associated with the impairment of store-related assets. Fiscal 2007 included $0.26 of net loss per diluted share from discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had $680.1 million in cash and equivalents available as of January 30, 2010, as well as an additional $299.1 million available (less outstanding letters of credit of $50.0 million) under its unsecured Amended Credit Agreement (as amended in June 2009) and $26.3 million available under the UBS Credit Line, both described in Note 12, “Long-Term Debt” of the Notes to Consolidated Financial Statements. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio and also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010 plus the unused portion from Fiscal 2009 of $99.5 million, all defined in the Amended Credit Agreement. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.

A summary of the Company’s working capital (current assets less current liabilities) and capitalization at the end of each of the last three fiscal years follows (thousands):

	2009	2008	2007

Working capital	$786,474	$622,213	$585,575

Capitalization:
Shareholders’ equity	$1,827,917	$1,845,578	$1,618,313

The Company considers the following to be measures of its liquidity and capital resources for the last three fiscal years:

	2009	2008	2007

Current ratio (current assets divided by current liabilities)	2.75	2.38	2.08

Net cash provided by operating activities (thousands)	$402,200	$490,836	$817,524

Operating Activities

Net cash provided by operating activities, the Company’s primary source of liquidity, was $402.2 million for Fiscal 2009 compared to $490.8 million for Fiscal 2008. In Fiscal 2009, the decrease in cash provided by operating activities was primarily driven by a reduction in net income for Fiscal 2009 compared to Fiscal 2008, adjusted for non-cash impairment charges. Operating cash flows for Fiscal 2009 included payments of approximately $22.6 million related primarily to lease termination agreements associated with the closure of RUEHL branded stores and related direct-to-consumer operations. Additionally, Fiscal 2009 operating cash flows benefited from a reduction in inventory in reaction to the declining sales trend, partially offset by an increase in lease related assets, including lease deposits and prepaid rent, associated with new flagship stores. In Fiscal 2008, the decrease in cash provided by operating activities compared to Fiscal 2007 was driven by a decrease in net income and incremental cash outflow associated with changes in assets and liabilities.

Investing Activities

Cash outflows from investing activities in Fiscal 2009 were used primarily for capital expenditures related to new store construction and information technology investments. The decrease in capital expenditures compared to Fiscal 2008 related primarily to a reduction in new domestic mall-based store openings in Fiscal 2009. The Company also had cash inflows from the sale of marketable securities.

Cash outflows from investing activities in Fiscal 2008 were used for capital expenditures related primarily to new store construction, store remodels and refreshes and information technology. Cash flows from investing activities included sales and purchases of marketable securities.

Cash outflows from investing activities in Fiscal 2007 were used primarily for purchases of marketable securities and trust-owned life insurance policies, and capital expenditures related primarily to new store construction; store remodels and refreshes; the purchase of an airplane; and other various store, home office and DC projects, partially offset by cash inflows related to proceeds from the sale of marketable securities.

Financing Activities

In Fiscal 2009, financing activities consisted of repayment of $100.0 million borrowed under the Company’s unsecured credit agreement, denominated in U.S. Dollars, and separate borrowings of $48.0 million denominated in Japanese Yen under the Company’s unsecured Amended Credit Agreement, and payment of dividends. In Fiscal 2008, financing activities consisted primarily of the repurchase of the Company’s Common Stock, the payment of dividends, proceeds from share-based compensation, and proceeds from borrowing under the Company’s unsecured credit agreement. In Fiscal 2007, financing activities consisted of the repurchase of the Company’s Common Stock, and the payment of dividends as well as proceeds from share-based compensation and the related excess tax benefits. A&F’s Board of Directors will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.

A&F did not repurchase any shares of A&F’s Common Stock in the open market during Fiscal 2009. During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock in the open market with a value of approximately $50.0 million. During Fiscal 2007, A&F repurchased approximately 3.6 million shares of A&F’s Common Stock in the open market with a value of approximately $287.9 million. Both the Fiscal 2008 and Fiscal 2007 repurchases were pursuant to A&F Board of Directors’ authorizations.

As of January 30, 2010, A&F had approximately 11.3 million shares available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.

The Company had $50.9 million and $100.0 million outstanding under its unsecured Amended Credit Agreement on January 30, 2010 and January 31, 2009, respectively. The $50.9 million outstanding as of January 30, 2010 was denominated in Japanese Yen. The average interest rate for Fiscal 2009 was 2.0%. As of January 30, 2010, the Company had an additional $299.1 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.

The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Company’s Leverage Ratio was 2.95 as of January 30, 2010. The Amended Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at January 30, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others, (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Company’s Coverage Ratio was 2.10 as of January 30, 2010. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009 and to $325 million in Fiscal 2010 plus any unused portion from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at January 30, 2010.

The unsecured Amended Credit Agreement is more fully described in Note 12, “Long-Term Debt” of the Notes to Consolidated Financial Statements.

Trade letters of credit totaling approximately $35.9 million and $21.1 million were outstanding on January 30, 2010 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $14.1 million and $16.9 million were outstanding on January 30, 2010 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2010. To date, no beneficiary has drawn upon the stand-by letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements or debt obligations.

CONTRACTUAL OBLIGATIONS

As of January 30, 2010, the Company’s contractual obligations were as follows:

		Payments Due by Period (Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$2,598,875	$324,280	$606,269	$521,739	$1,146,587
Purchase Obligations	79,767	79,767	—	—	—
Other Obligations	119,540	85,292	15,257	3,748	15,243

Totals	$2,798,182	$489,339	$621,526	$525,487	$1,161,830

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. See Note 8, “Leased Facilities and Commitments” of the Notes to Consolidated Financial Statements, for further discussion. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $156.6 million in Fiscal 2009. The purchase obligations category represents purchase orders for merchandise to be delivered during Spring 2010 and commitments for fabric expected to be used during upcoming seasons. Other obligations are primarily letters of credit outstanding as of January 30, 2010, lease termination costs related to the closure of RUEHL branded stores, construction debt, capital leases, asset retirement obligations, and information technology contracts for Fiscal 2010. See Note 12, “Long-Term Debt”, of the Notes to Consolidated Financial Statements, for further discussion on the letters of credit.

The obligations in the table above do not include the payment of principal with respect to the outstanding long-term debt of $50.9 million under the Company’s unsecured Amended Credit Agreement as the Company is unable to estimate the timing of the payment. Also, the table does not include payments of interest under the terms of the unsecured Amended Credit Agreement as the Company is unable to determine the amount of these payments due to the variable interest rate and timing of the principal payment. The interest rate at January 30, 2010 was 2.6%. The payment of the $50.9 million in principal outstanding and the related interest would not extend beyond April 12, 2013, the expiration date of the unsecured Amended Credit Agreement. Unrecognized tax benefits at January 30, 2010 of $29.4 million are also excluded. Additionally, the table above does not include estimated future retirement payments under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) for the Company’s Chief Executive Officer with a present value of $10.5 million at January 30, 2010. See Note 15, “Retirement Benefits”, of the Notes to Consolidated Financial Statements and the description of the SERP in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be

held on June 9, 2010, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

Store count and gross square footage by brand were as follows for the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively:

Store Activity	Abercrombie & Fitch	abercrombie kids	Hollister	Gilly Hicks	Total

January 31, 2009	356	212	515	14	1,097
New	2	5	14	2	23
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(12)	(8)	(4)		(24)

January 30, 2010	346	209	525	16	1,096

Gross Square Feet (thousands)
January 31, 2009	3,164	976	3,474	146	7,760
New	49	40	152	15	256
Remodels/Conversions (net activity)	—	—	(2)	—	(2)
Closed	(103)	(37)	(27)	—	(167)

January 30, 2010	3,110	979	3,597	161	7,847

Average Store Size	8,988	4,684	6,851	10,063	7,160

Store Activity	Abercrombie & Fitch	abercrombie kids	Hollister	Gilly Hicks	Total

February 2, 2008	359	201	450	3	1,013
New	2	12	66	11	91
Remodels/Conversions (net activity)	2	1	—	—	3
Closed	(7)	(2)	(1)	—	(10)

January 31, 2009	356	212	515	14	1,097

Gross Square Feet (thousands)
February 2, 2008	3,167	917	3,015	34	7,133
New	26	59	446	112	643
Remodels/Conversions (net activity)	28	7	19	—	54
Closed	(57)	(7)	(6)	—	(70)

January 31, 2009	3,164	976	3,474	146	7,760

Average Store Size	8,888	4,604	6,746	10,429	7,074

CAPITAL EXPENDITURES

Capital expenditures totaled $175.5 million, $367.6 million and $403.3 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. A summary of capital expenditures for the last three fiscal years is as follows:

Capital Expenditures	2009	2008	2007
	(In millions)

New Store Construction, Store Refreshes and Remodels	$137.0	$286.4	$252.8
Home Office, Distribution Centers and Information Technology	38.5	81.2	150.5

Total Capital Expenditures	$175.5	$367.6	$403.3

During Fiscal 2010, based on expected store openings, the Company anticipates capital expenditures between approximately $250 million and $260 million. Approximately $215 to $225 million of this amount is allocated to new store construction, full store remodels and store refreshes. The Company is planning approximately $35 million in capital expenditures at the home office related to information technology, distribution center and other home office projects.

During Fiscal 2010, the Company plans to open Abercrombie & Fitch flagship stores in Copenhagen, Denmark and Fukuoka, Japan and a Hollister Epic store on Fifth Avenue in New York. Additionally, the Company plans to open one Abercrombie & Fitch mall-based store, three Hollister stores, two Gilly Hicks stores, and a number of outlet stores in the United States. The Company also plans to open approximately 30 international Hollister mall-based stores in Fiscal 2010, including locations in two or more new countries.

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The determination to take this action was based on a comprehensive review and evaluation of the performance of RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations for all periods presented on the Consolidated Statements of Operations and Comprehensive Income.

Costs associated with exit or disposal activities are recorded when the liability is incurred. The Company expects to make gross cash payments of approximately $29.5 million in Fiscal 2010 and an aggregate of $19.2 million in fiscal years thereafter, related primarily to lease termination agreements associated with the closure of RUEHL branded stores.

Below is a roll forward of the present value of liabilities recognized on the Consolidated Balance Sheet as of January 30, 2010 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in thousands):

Fifty-Two
Weeks Ended
January 30, 2010

Beginning Balance	$—
Cash Charges	68,363
Interest Accretion	358
Cash Payments	(22,635)

Ending Balance(1)	$46,086

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of January 30, 2010, there were $29.6 million of lease termination charges and $0.1 million of severance charges recorded as a current liability in Accrued Expenses and $16.4 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Consolidated Balance Sheet.

Below is a summary of charges related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in thousands):

Fifty-Two
Weeks Ended
January 30, 2010

Asset Impairments(1)	$51,536
Lease Terminations, net(2)	53,916
Severance and Other(3)	2,189

Total Charges	$107,641

(1)	Asset impairment charges primarily related to store furniture, fixtures and leasehold improvements.

(2)	Lease terminations reflect the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. The charges are presented net of the reversal of non-cash credits.

(3)	Severance and other reflects charges primarily related to severance and merchandise and store supply inventory.

The table below presents the significant components of RUEHL’s results included in Net Loss from Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

	2009	2008	2007

NET SALES	$48,393	$56,218	$50,192
Cost of Goods Sold	22,037	25,621	26,990

GROSS PROFIT	26,356	30,597	23,202
Stores and Distribution Expense	146,826	75,148	42,668
Marketing, General and Administrative Expense	8,556	14,411	18,978
Other Operating Income, Net	(11)	(86)	(28)

NET LOSS BEFORE INCOME TAXES(1)	$(129,016)	$(58,876)	$(38,416)
Income Tax Benefit	(50,316)	(22,962)	(14,982)

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(78,699)	$(35,914)	$(23,434)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$(0.90)	$(0.41)	$(0.27)

DILUTED	$(0.89)	$(0.40)	$(0.26)

(1)	Includes non-cash pre-tax asset impairment charges of approximately $51.5 million and $22.3 million during the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively, and net costs associated with the closure of the RUEHL business, primarily net lease termination costs of approximately $53.9 million and severance and other charges of $2.2 million during the fifty-two weeks ended January 30, 2010.

CRITICAL ACCOUNTING ESTIMATES

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

The Company’s significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. The Company believes the following policies and estimates are most critical to the portrayal of the Company’s financial condition and results of operations.

Policy	Effect if Actual Results Differ from Assumptions

Revenue Recognition
The Company recognizes retail sales at the time the customer takes possession of the merchandise. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote, known as breakage (recognized as other operating income), based on historical redemption patterns.

The Company has not made any material changes in the accounting methodology used to determine the sales return reserve and revenue recognition for gift cards over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return rate as of January 30, 2010 would have affected pre-tax income by approximately $0.7 million in Fiscal 2009.

A 10% change in the assumption of the redemption pattern for gift cards as of January 30, 2010 would have affected pre-tax income by approximately $0.9 million in Fiscal 2009.

Auction Rate Securities (“ARS”)
As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term.
The Company has not made any material changes in the accounting methodology used to determine the fair value of the ARS.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 5, “Fair Value” of the Notes to Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield an 18% decrease in impairment and a 50 basis point decrease in the market required rate of return will yield an 18% increase in impairment.

Policy	Effect if Actual Results Differ from Assumptions

Inventory Valuation
Inventories are principally valued at the lower of average cost or market utilizing the retail method.

The Company reduces inventory value by recording a valuation reserve that represents estimated future anticipated selling price decreases necessary to sell-through the inventory.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items.

The Company has not made any material changes in the accounting methodology used to determine the shrink reserve or valuation allowance over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation allowance as of January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margins.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $0.8 million in Fiscal 2009.

An increase or decrease in the valuation allowance of 10% would have affected pre-tax income by approximately $1.1 million in Fiscal 2009.

Property and Equipment
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question.

The Company’s impairment calculation requires management to make assumptions and judgments related to factors used in the evaluation for impairment, including, but not limited to, management’s expectations for future operations and projected cash flows.

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years.

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

Income Taxes
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

The Company’s effective tax rate is also affected by changes in law, the tax jurisdiction of new stores, the level of earnings and the results of tax audits.

The Company does not expect material changes in the judgements and interpretations used to calculate income taxes as of January 30, 2010. However, actual results could differ, and the Company may be exposed to gains or losses that could be material.

Policy	Effect if Actual Results Differ from Assumptions

Equity Compensation Expense
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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the fifty-two weeks ended January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

A 10% increase in term would yield a 4% increase in the Black-Scholes valuation for stock options and stock appreciation rights, while a 10% increase in volatility would yield a 9% increase in the Black-Scholes valuation for stock options and a 10% increase for stock appreciation rights.

Supplemental Executive Retirement Plan
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation for the past three fiscal years.

The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s final average compensation, life expectancy and discount rate.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of January 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of January 30, 2010 would increase the SERP accrual by approximately $1.0 million. A 50 basis point increase in the discount rate as of January 30, 2010 would decrease the SERP accrual by approximately $0.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Investment Securities

The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 33 years. The par and fair values, and related cumulative impairment charges for the Company’s marketable securities as of January 30, 2010 were as follows:

	Par	Temporary	Other-Than-Temporary-	Fair
	Value	Impairment	Impairment (“OTTI”)	Value
	(In thousands)

Trading securities:
Auction rate securities — UBS — student loan backed	$22,100	$—	$(2,051)	$20,049
Auction rate securities — UBS — municipal authority bonds	15,000	—	(2,693)	12,307

Total trading securities	37,100	—	(4,744)	32,356

Available-for-sale securities:
Auction rate securities — student loan backed	128,099	(9,709)	—	118,390
Auction rate securities — municipal authority bonds	28,575	(5,171)	—	23,404

Total available-for-sale securities	156,674	(14,880)	—	141,794

Total	$193,774	$(14,880)	$(4,744)	$174,150

As of January 30, 2010, approximately 70% of the Company’s ARS were “AAA” rated and approximately 14% of the Company’s ARS were “AA” or “A” rated, with the remaining ARS having an “A−” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. As of January 30, 2010, the Company did not incur any credit losses on available-for-sale ARS. Furthermore, as of January 30, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.

On November 13, 2008, the Company entered into an agreement with UBS, relating to ARS with a par value of $76.5 million, of which $37.1 million, at par value, are still held as of January 30, 2010. By entering into the agreement, UBS received the right to purchase the UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received the right to sell (“Put Option”) the UBS ARS back to UBS at par, commencing on June 30, 2010. The UBS ARS were classified as trading securities as of January 30, 2010 and any future gains and losses related to changes in fair value will be recorded in the Consolidated Statement of Operations and Comprehensive Income in the period incurred. Furthermore, as the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the Company classified the UBS ARS as a current asset as of January 30, 2010. During the fifty-two weeks ended January 30, 2010, due to redemptions and changes in estimates of fair value, the Company recognized a net reduction of the other-than-temporary impairment of $9.2 million related to the UBS ARS which was partially offset by a corresponding realized loss of $7.7 million related to the Put Option. The fair value of the Put Option as of January 30, 2010 was $4.6 million and was recorded as an asset within Other Current Assets on the Consolidated Balance Sheet. The Company is subject to counter-party risk related to the agreement with UBS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of January 30, 2010, total assets held in the Rabbi Trust were $71.2 million, which included $18.5 million of available-for-sale municipal notes and bonds with maturities that ranged from two to four years, trust-owned life insurance policies with a cash surrender value of $51.4 million and $1.3 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Consolidated Balance Sheet, and are restricted as to their use as noted above. Net unrealized gains or losses related to the available-for-sale securities held in the Rabbi Trust were not material for the fifty-two week periods ended January 30, 2010 and January 31, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $5.3 million and a realized loss of $3.6 million for the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively.

Interest Rate Risks

As of January 30, 2010, the Company had $50.9 million in long-term debt outstanding under the unsecured Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly, (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing, or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Coverage Ratio, payable at the end of the applicable interest period for the borrowing, and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.0% for the fifty-two week period ended January 30, 2010. Additionally, as of January 30, 2010, the Company had $299.1 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement.

Assuming no changes in the Company’s financial structure as it stood at January 30, 2010, if the average market interest rates increased 100 basis points over the fifty-two week period for Fiscal 2010 compared to the interest rates incurred during the fifty-two week period ended January 30, 2010, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 29, 2011 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.

Foreign Exchange Rate Risk

The Company has exposure to changes in currency exchange rates associated with foreign currency transactions, including inter-company transactions and foreign denominated assets and liabilities. Such foreign currency transactions are denominated in Euros, Canadian Dollars, Japanese Yen, Danish Krones, Swiss Francs, Hong Kong Dollars and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	2009	2008	2007
	(Thousands, except per share amounts)

NET SALES	$2,928,626	$3,484,058	$3,699,656
Cost of Goods Sold	1,045,028	1,152,963	1,211,490

GROSS PROFIT	1,883,598	2,331,095	2,488,166
Stores and Distribution Expense	1,425,950	1,436,363	1,344,178
Marketing, General & Administrative Expense	353,269	405,248	376,780
Other Operating Income, Net	(13,533)	(8,778)	(11,702)

OPERATING INCOME	117,912	498,262	778,909
Interest Income, Net	(1,598)	(11,382)	(18,827)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	119,510	509,644	797,737
Income Tax Expense from Continuing Operations	40,557	201,475	298,610

NET INCOME FROM CONTINUING OPERATIONS	$78,953	$308,169	$499,127

NET LOSS FROM DISCONTINUED OPERATIONS (net of taxes)	$(78,699)	$(35,914)	$(23,430)

NET INCOME	$254	$272,255	$475,697

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.90	$3.55	$5.72

DILUTED	$0.89	$3.45	$5.45

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$(0.90)	$(0.41)	$(0.27)

DILUTED	$(0.89)	$(0.40)	$(0.26)

NET INCOME PER SHARE:
BASIC	$0.00	$3.14	$5.45

DILUTED	$0.00	$3.05	$5.20

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,874	86,816	87,248

DILUTED	88,609	89,291	91,523

DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.70

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$5,942	$(13,173)	$7,328
Unrealized Gains (Losses) on Marketable Securities, net of taxes of $(4,826), $10,312 and $(584) for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively	8,217	(17,518)	912
Unrealized (Loss) Gain on Derivative Financial Instruments, net of taxes of $265, $(621) and $82 for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively	(451)	892	(128)

Other Comprehensive Income (Loss)	$13,708	$(29,799)	$8,112

COMPREHENSIVE INCOME	$13,962	$242,456	$483,809

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2010	2009
	(Thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and Equivalents	$680,113	$522,122
Marketable Securities	32,356	—
Receivables	90,865	53,110
Inventories	310,645	372,422
Deferred Income Taxes	44,570	43,408
Other Current Assets	77,297	80,948

TOTAL CURRENT ASSETS	1,235,846	1,072,010
PROPERTY AND EQUIPMENT, NET	1,244,019	1,398,655
NON-CURRENT MARKETABLE SECURITIES	141,794	229,081
OTHER ASSETS	200,207	148,435

TOTAL ASSETS	$2,821,866	$2,848,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$110,212	$92,814
Outstanding Checks	39,922	56,939
Accrued Expenses	246,289	241,231
Deferred Lease Credits	43,597	42,358
Income Taxes Payable	9,352	16,455

TOTAL CURRENT LIABILITIES	449,372	449,797
LONG-TERM LIABILITIES:
Deferred Income Taxes	47,142	34,085
Deferred Lease Credits	212,052	211,978
Long-term Debt	71,213	100,000
Other Liabilities	214,170	206,743

TOTAL LONG-TERM LIABILITIES	544,577	552,806
SHAREHOLDERS’ EQUITY:
Class A Common Stock — $.01 par value: 150,000,000 shares authorized and 103,300,000 shares issued at January 30, 2010 and January 31, 2009, respectively	1,033	1,033
Paid-In Capital	339,453	328,488
Retained Earnings	2,183,690	2,244,936
Accumulated Other Comprehensive Loss, net of tax	(8,973)	(22,681)
Treasury Stock, at Average Cost 15,314,481 and 15,664,385 shares at January 30, 2010 and January 31, 2009, respectively	(687,286)	(706,198)

TOTAL SHAREHOLDERS’ EQUITY	1,827,917	1,845,578

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,821,866	$2,848,181

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Other	Treasury Stock		Total
	Shares		Paid-In	Retained	Comprehensive		At Average	Shareholders’
	Outstanding	Par Value	Capital	Earnings	(Loss) Income	Shares	Cost	Equity
(Thousands)

Balance, February 3, 2007	88,300	$1,033	$289,732	$1,646,290	$(994)	15,000	$(530,764)	$1,405,297

FIN 48 Impact	—	—	—	(2,786)	—	—	—	(2,786)

Net Income	—	—	—	475,697	—	—	—	475,697

Purchase of Treasury Stock	(3,654)	—	—	—	—	3,654	(287,916)	(287,916)

Dividends ($0.70 per share)	—	—	—	(61,330)	—	—	—	(61,330)

Share-based Compensation Issuances and Exercises	1,513	—	(19,051)	(6,408)	—	(1,513)	57,928	32,469

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	17,600	—	—	—	—	17,600

Share-based Compensation Expense	—	—	31,170	—	—	—	—	31,170

Unrealized Gains on Marketable Securities	—	—	—	—	912	—	—	912

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(128)	—	—	(128)

Foreign Currency Translation Adjustments	—	—	—	—	7,328	—	—	7,328

Balance, February 2, 2008	86,159	$1,033	$319,451	$2,051,463	$7,118	17,141	$(760,752)	$1,618,313

Net Income	—	—	—	272,255	—	—	—	272,255

Purchase of Treasury Stock	(682)	—	—	—	—	682	(50,000)	(50,000)

Dividends ($0.70 per share)	—	—	—	(60,769)	—	—	—	(60,769)

Share-based Compensation Issuances and Exercises	2,159	—	(49,844)	(18,013)	—	(2,159)	104,554	36,697

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	16,839	—	—	—	—	16,839

Share-based Compensation Expense	—	—	42,042	—	—	—	—	42,042

Unrealized Losses on Marketable Securities	—	—	—	—	(17,518)	—	—	(17,518)

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	892	—	—	892

Foreign Currency Translation Adjustments	—	—	—	—	(13,173)	—	—	(13,173)

Balance, January 31, 2009	87,636	$1,033	$328,488	$2,244,936	$(22,681)	15,664	$(706,198)	$1,845,578

Net Income	—	—	—	254	—	—	—	254

Purchase of Treasury Stock	—	—	—	—	—	—	—	—

Dividends ($0.70 per share)	—	—	—	(61,500)	—	—	—	(61,500)

Share-based Compensation Issuances and Exercises	350	—	(19,690)	—	—	(350)	18,912	(778)

Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(5,454)	—	—	—	—	(5,454)

Share-based Compensation Expense	—	—	36,109	—	—	—	—	36,109

Unrealized Gains on Marketable Securities	—	—	—	—	8,217	—	—	8,217

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(451)	—	—	(451)

Foreign Currency Translation Adjustments	—	—	—	—	5,942	—	—	5,942

Balance, January 30, 2010	87,986	$1,033	$339,453	$2,183,690	$(8,973)	15,314	$(687,286)	$1,827,917

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(Thousands)

OPERATING ACTIVITIES:
Net Income	$254	$272,255	$475,697
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	238,752	225,334	183,716
Non-Cash Charge for Asset Impairment	84,754	30,574	2,312
Amortization of Deferred Lease Credits	(47,182)	(43,194)	(37,418)
Share-Based Compensation	36,109	42,042	31,170
Tax (Deficiency) Benefit from Share-Based Compensation	(5,454)	16,839	17,600
Excess Tax Benefit from Share-Based Compensation	—	(5,791)	(14,205)
Deferred Taxes	7,605	14,005	1,342
Loss on Disposal / Write-off of Assets	10,646	7,607	7,205
Lessor Construction Allowances	47,329	55,415	43,391
Changes in Assets and Liabilities:
Inventories	62,720	(40,521)	87,657
Accounts Payable and Accrued Expenses	39,394	(23,875)	22,375
Income Taxes Payable	(7,386)	(55,565)	(13,922)
Other Assets and Liabilities	(65,341)	(4,289)	10,604

NET CASH PROVIDED BY OPERATING ACTIVITIES	402,200	490,836	817,524

INVESTING ACTIVITIES:
Capital Expenditures	(175,472)	(367,602)	(403,345)
Purchases of Marketable Securities	—	(49,411)	(1,444,736)
Proceeds from Sales of Marketable Securities	77,450	308,673	1,362,911
Purchases of Trust-Owned Life Insurance Policies	(13,539)	(4,877)	(15,000)

NET CASH USED FOR INVESTING ACTIVITIES	(111,561)	(113,217)	(500,170)

FINANCING ACTIVITIES:
Proceeds from Borrowings under Credit Agreement	48,056	100,000	—
Repayment of Borrowings under Credit Agreement	(100,000)	—	—
Dividends Paid	(61,500)	(60,769)	(61,330)
Proceeds from Share-Based Compensation	2,048	55,194	38,750
Excess Tax Benefit from Share-Based Compensation	—	5,791	14,205
Purchase of Treasury Stock	—	(50,000)	(287,916)
Change in Outstanding Checks and Other	(24,654)	(19,747)	13,536

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(136,050)	30,469	(282,755)

EFFECT OF EXCHANGE RATES ON CASH	3,402	(4,010)	1,486
NET INCREASE IN CASH AND EQUIVALENTS	157,991	404,078	36,085
Cash and Equivalents, Beginning of Year	522,122	118,044	81,959

CASH AND EQUIVALENTS, END OF YEAR	$680,113	$522,122	$118,044

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(21,882)	$(27,913)	$8,791

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The determination to take this action was based on a comprehensive review and evaluation of the performance of the RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations for all periods presented on the Consolidated Statements of Operations and Comprehensive Income.

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2009” represent the results of the 52-week fiscal year ended January 30, 2010; to “Fiscal 2008” represent the results of the 52-week fiscal year ended January 31, 2009; and to “Fiscal 2007” represent the results of the 52-week fiscal year ended February 2, 2008. In addition, all references herein to “Fiscal 2010” represent the 52-week fiscal year that will end on January 29, 2011.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

SEGMENT REPORTING

The Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks. The operating segments have been aggregated and are reported as one reportable segment because they have similar economic characteristics and meet the required aggregation criteria. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes, and distribution methods.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

Financial information relating to the Company’s operations by geographic area is as follows:

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Fifty-Two Weeks Ended
	January 30,	January 31,
	2010	2009
	(In thousands):

United States	$2,566,118	$3,219,624
International	362,508	264,434

Total	$2,928,626	$3,484,058

Long-Lived Assets:

	January 30,	January 31,
	2010	2009
	(In thousands):

United States	$1,137,844	$1,371,734
International	194,461	80,341

Total	$1,332,305	$1,452,075

Long-lived assets included in the table above include primarily property and equipment, net, store supplies, and lease deposits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

Cash and equivalents include amounts on deposit with financial institutions and investments, primarily held in money market accounts, with original maturities of less than 90 days. Outstanding checks are classified as current liabilities in the Consolidated Balance Sheets and changes in outstanding checks are reported in financing activities on the Consolidated Statements of Cash Flows.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INVESTMENTS

See Note 4, “Cash and Equivalents and Investments”.

RECEIVABLES

Receivables include credit card receivables, construction allowances, value added tax (“VAT”) receivables and other tax receivable balances.

As part of the normal course of business, the Company has approximately three to four days of sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods and services that will be recovered as sales are made to customers.

INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $11.4 million, $9.1 million and $5.4 million at January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $8.1 million, $10.8 million and $11.5 million at January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

STORE SUPPLIES

Store supplies include in-store supplies and packaging, as well as replenishment inventory held on the Company’s behalf by a third party. The initial inventory of supplies for new stores including, but not limited to, hangers, frames, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. The Company believes this policy approximates the expense that would have been recognized under accounting principles generally accepted in the United States of America (“GAAP”). Packaging and consumable store supplies are expensed as used. Current store supplies, including packaging and consumable

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

store supplies held at a third party replenishment center, were $11.1 million and $19.7 million at January 30, 2010 and January 31, 2009, respectively, and were classified as Other Current Assets on the Consolidated Balance Sheets. Non-current store supplies were $32.4 million and $35.7 million at January 30, 2010 and January 31, 2009, respectively, and were classified as Other Assets on the Consolidated Balance Sheets.

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

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. During Fiscal 2009, as a result of a strategic review of the RUEHL business, the Company determined that a triggering event occurred. As a result of that assessment, the Company incurred non-cash pre-tax impairment charges of $51.5 million, reported in Net Loss from Discontinued Operations on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. There was no remaining fair value of RUEHL long-lived assets as of January 30, 2010.

In the fourth quarter of Fiscal 2009, as part of the Company’s year-end review of assets, the Company incurred a non-cash pre-tax impairment charge of $33.2 million, reported in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. The charge was associated with 34 Abercrombie & Fitch stores, 46 abercrombie kids stores and 19 Hollister stores. In Fiscal 2008, the Company incurred a non-cash pre-tax impairment charge of approximately $8.3 million related to long-lived assets. The charge was associated with 11 Abercrombie & Fitch stores, six abercrombie kids stores and three Hollister stores and was reported in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 31, 2009.

The Company also incurred a non-cash pre-tax impairment charge of approximately $22.3 million related to long-lived assets associated with nine RUEHL stores which is reported in Net Loss from Discontinued Operations on the Consolidated Statement of Operations and Comprehensive Loss for the fifty-two weeks ended January 31, 2009.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER ASSETS

Other assets include lease deposits, assets held in the rabbi trust, long-term store supplies, pre-paid foreign income tax and other miscellaneous non-current assets.

INCOME TAXES

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against the deferred tax asset arising from the net operating loss of certain foreign subsidiaries, for capital loss carryovers related to sales of securities and for unrealized losses on certain securities. No other valuation allowances have been provided for deferred tax assets. The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions.

See Note 11, “Income Taxes” for a discussion regarding the Company’s policies for uncertain tax positions.

FOREIGN CURRENCY TRANSLATION

Some of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, related translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income. Gains and losses resulting from foreign currency transactions included in the results of operations were immaterial for the fifty-two weeks ended January 30, 2010 and January 31, 2009.

DERIVATIVES

See Note 13, “Derivatives” for further discussion.

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHAREHOLDERS’ EQUITY

At January 30, 2010 and January 31, 2009, there were 150 million shares of A&F’s $.01 par value Class A Common Stock authorized, of which 88.0 million and 87.6 million shares were outstanding at January 30, 2010 and January 31, 2009, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 30, 2010 and January 31, 2009. In addition, 15 million shares of A&F’s $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 17, “Preferred Stock Purchase Rights” for information about Preferred Stock Purchase Rights.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of shareholders.

REVENUE RECOGNITION

The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as Stores and Distribution Expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $11.7 million, $9.1 million and $10.7 million at January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At January 30, 2010 and January 31, 2009, the gift card liabilities on the Company’s Consolidated Balance Sheets were $49.8 million and $57.5 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recognized other operating income for adjustments to the gift card liability of $9.0 million, $8.2 million and $10.8 million, respectively.

The Company does not include tax amounts collected as part of the sales transaction in its net sales results.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COST OF GOODS SOLD

Cost of goods sold is primarily comprised of the following: cost of merchandise, markdowns, inventory shrink, valuation reserves and freight expenses.

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

OTHER OPERATING INCOME, NET

Other operating income consists primarily of: income related to gift card balances whose likelihood of redemption has been determined to be remote; gains and losses on foreign currency transactions; and the net impact of the change in valuation on other-than-temporary gains and losses on auction rate securities; and changes in the value of the UBS Put Option. See Note 4, “Cash and Equivalents and Investments”.

WEBSITE AND ADVERTISING COSTS

Website costs, including photography, mail list expense and other production and miscellaneous expenses, are expensed as incurred as a component of Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income. Fiscal 2007 also included costs related to catalogue production and mailing costs of catalogues. Advertising costs consist of in-store photographs and advertising in selected national publications and billboards, and are expensed as incurred as a component of Marketing, General and Administrative Expense on the Consolidated Statements of Operations and Comprehensive Income. Direct-to-consumer and advertising costs, including photo shoot costs, amounted to $17.7 million, $28.7 million and $31.3 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

LEASES

The Company leases property for its stores under operating leases. Most lease agreements contain construction allowances, rent escalation clauses and/or contingent rent provisions.

For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive Income over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the Consolidated Statements of Operations and Comprehensive Income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis begins on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for intended use.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable.

Under U.S. generally accepted accounting principles, the Company is considered to be the owner of certain store locations, primarily related to flagships, in which the Company is deemed to be involved in structural construction and has substantially all of the risks of ownership during construction of the leased property. Accordingly, the Company records a construction-in-progress asset which is included in Property and Equipment, Net and a related lease financing obligation which is included in Long-Term Debt on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale lease-back treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life.

STORE PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are charged to operations as incurred.

DESIGN AND DEVELOPMENT COSTS

Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of “Marketing, General and Administrative Expense.”

NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Net income per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights and restricted stock units.

Weighted-Average Shares Outstanding and Anti-dilutive Shares (in thousands):

	2009	2008	2007

Shares of Common Stock issued	103,300	103,300	103,300
Treasury shares	(15,426)	(16,484)	(16,052)

Weighted-Average — basic shares	87,874	86,816	87,248
Dilutive effect of stock options, stock appreciation rights and restricted stock units	735	2,475	4,275

Weighted-Average — diluted shares	88,609	89,291	91,523

Anti-dilutive shares(1)	6,698	3,746	404

(1)	Reflects the number of stock options, stock appreciation rights, and restricted stock units oustanding, but is excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHARE-BASED COMPENSATION

See Note 3, “Share-Based Compensation”.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

3.	SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense, including expense for RUEHL associates, of $36.1 million, $42.0 million and $31.2 million for the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The Company also recognized $12.8 million, $15.4 million and $11.5 million in tax benefits related to share-based compensation, including benefit for RUEHL associates, for the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

A deferred tax asset is recorded on the compensation expense required to be accrued under the accounting rules. A current income tax deduction arises at the time the restricted stock unit vests or stock option/stock appreciation right is exercised. In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required under the accounting rules to be charged first to the “windfall tax benefit” account. In the event there is not a balance in the “windfall tax benefit” account, the shortfall is charged to tax expense. The amount of the Company’s “windfall tax benefit” account, which is recorded as a component of additional paid in capital, was approximately $86.0 million as of January 30, 2010. Based upon outstanding awards, the “windfall tax benefit” account is sufficient to fully absorb any shortfall which may develop.

Additionally, during Fiscal 2008, the Company recognized $9.9 million of non-deductible tax expense as a result of the execution of the Chairman and Chief Executive Officer’s new employment agreement on December 19, 2008, which pursuant to Section 162(m) of the Internal Revenue Code resulted in the exclusion of previously recognized tax benefits on share-based compensation.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the fifty-two week period ended January 30, 2010 was $6.7 million. The effect of adjustments for forfeitures during the fifty-two week period ended January 31, 2009 was immaterial.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A&F issues shares of Common Stock for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of January 30, 2010, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in shareholder-approved plans at the applicable time.

Plans

As of January 30, 2010, A&F had two primary share-based compensation plans: the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 Long-Term Incentive Plan (the “2007 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

The 2007 LTIP, a shareholder-approved plan, permits A&F to grant up to 2.0 million shares annually, plus any unused eligibility from prior years, of A&F’s Common Stock to any associate of the Company eligible to receive awards under the 2007 LTIP. The 2005 LTIP, a shareholder-approved plan, permits A&F to grant up to approximately 250,000 shares of A&F’s Common Stock to any associate of the Company (other than Michael S. Jeffries) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest over one year for non-associate directors of A&F. Stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The weighted-average estimated fair values of stock options granted during the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, and the weighted-average assumptions used in calculating such fair values, on the date of grant, were as follows:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Grant date market price	$22.87	$67.63	$74.05
Exercise price	$22.87	$67.63	$74.05
Fair value	$8.26	$18.03	$22.56
Assumptions:
Price volatility	50%	33%	34%
Expected term (Years)	4.1	4.0	4.0
Risk-free interest rate	1.6%	2.3%	4.5%
Dividend yield	1.7%	1.0%	1.0%

Below is a summary of stock option activity for the fifty-two weeks ended January 30, 2010:

	Fifty-Two Weeks Ended January 30, 2010
			Aggregate	Weighted-Average
	Number of	Weighted-Average	Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life

Outstanding at January 31, 2009	6,675,990	$41.70
Granted	4,000	22.87
Exercised	(79,552)	24.51
Forfeited or expired	(3,630,577)	44.73

Outstanding at January 30, 2010	2,969,861	$38.36	$10,644,614	3.6

Stock options expected to become exercisable at January 30, 2010	411,921	$66.59	$685,266	7.7

Stock options exercisable at January 30, 2010	2,527,786	$33.47	$9,868,334	2.9

The total intrinsic value of stock options exercised during the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008 was $0.6 million, $40.3 million and $64.2 million, respectively.

The grant date fair value of stock options vested during the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008 was $5.0 million, $5.1 million and $5.1 million, respectively.

As of January 30, 2010, there was $5.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

The weighted-average estimated fair value of stock appreciation rights granted during the fifty-two week periods ended January 30, 2010 and January 31, 2009, as well as the weighted-average assumptions used in calculating such values, on the date of grant, were as follows. There were no stock appreciation rights granted in Fiscal 2007.

	Fifty-Two Weeks Ended
	January 30, 2010			Fifty-Two Weeks Ended
		Executive Officers		January 31, 2009
	Chairman and	(excluding Chairman		Chairman and
	Chief Executive	and Chief Executive	All Other	Chief Executive
	Officer	Officer)	Associates	Officer

Grant date market price	$28.42	$25.77	$26.43	$22.84
Exercise price	$32.99	$25.77	$26.43	$28.55
Fair value	$9.67	$10.06	$10.00	$8.06
Assumptions:
Price volatility	47%	52%	53%	45%
Expected term (Years)	5.6	4.5	4.1	6.4
Risk-free interest rate	2.5%	1.6%	1.6%	1.6%
Dividend yield	2.4%	1.7%	1.7%	1.3%

Below is a summary of stock appreciation rights activity for the fifty-two weeks ended January 30, 2010:

	Fifty-Two Weeks Ended January 30, 2010
		Weighted-	Aggregate	Weighted-Average
	Number of	Average	Intrinsic	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Value	Contractual Life

Outstanding at January 31, 2009	1,600,000	$28.55
Granted	4,236,367	31.70
Exercised	—	—
Forfeited or expired	(47,500)	25.77

Outstanding at January 30, 2010	5,788,867	$30.88	$19,853,605	6.4

Stock appreciation rights expected to become exercisable at January 30, 2010	5,705,376	$31.00	$19,389,978	6.4

Stock appreciation rights exercisable at January 30, 2010	—	—	—	—

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2010, there was $45.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Activity

Below is a summary of restricted stock unit activity for the fifty-two weeks ended January 30, 2010:

		Weighted-Average
	Number of	Grant Date
Restricted Stock Units	Shares	Fair Value

Non-vested at January 31, 2009	1,498,355	$64.18
Granted	473,197	24.29
Vested	(411,308)	64.26
Forfeited	(229,196)	55.94

Non-vested at January 30, 2010	1,331,048	$55.45

The total fair value of restricted stock units granted during the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008 was $11.5 million, $51.3 million and $53.9 million, respectively.

The total grant date fair value of restricted stock units vested during the fifty-two week periods ended January 30, 2010, January 31, 2009 and February 2, 2008 was $26.4 million, $54.8 million and $14.2 million, respectively.

As of January 30, 2010, there was $41.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.1 years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	CASH AND EQUIVALENTS AND INVESTMENTS

Cash and equivalents and investments consisted of (in thousands):

	January 30, 2010	January 31, 2009

Cash and equivalents:
Cash	$196,496	$137,383
Money market funds	483,617	384,739

Total cash and equivalents	680,113	522,122
Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	20,049	—
Auction rate securities — UBS — municipal authority bonds	12,307	—

Total trading securities	32,356	—
Marketable securities — Non-Current:
Trading securities:
Auction rate securities — UBS — student loan backed	—	50,589
Auction rate securities — UBS — municipal authority bonds	—	11,959

Total trading securities	—	62,548
Available-for-sale securities:
Auction rate securities — student loan backed	118,390	139,239
Auction rate securities — municipal authority bonds	23,404	27,294

Total available-for-sale securities	141,794	166,533
Total non-current marketable securities	141,794	229,081
Rabbi Trust assets:(1)
Money market funds	1,316	473
Municipal notes and bonds	18,537	18,804
Trust-owned life insurance policies (at cash surrender value)	51,391	32,549

Total Rabbi Trust assets	71,244	51,826

Total cash and equivalents and investments	$925,507	$803,029

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At January 30, 2010 and January 31, 2009, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 17 to 33 years. Each investment in student loans is insured by

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer, or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security.

The par and fair values, and related cumulative impairment charges for the Company’s marketable securities as of January 30, 2010 were as follows:

		Temporary	Other-Than-Temporary
(In thousands)	Par Value	Impairment	Impairment (“OTTI”)	Fair Value

Trading securities:
Auction rate securities — UBS — student loan backed	$22,100	$—	$(2,051)	$20,049
Auction rate securities — UBS — municipal authority bonds	15,000	—	(2,693)	12,307

Total trading securities	37,100	—	(4,744)	32,356

Available-for-sale securities:
Auction rate securities — student loan backed	128,099	(9,709)	—	118,390
Auction rate securities — municipal authority bonds	28,575	(5,171)	—	23,404

Total available-for-sale securities	156,674	(14,880)	—	141,794

Total	$193,774	$(14,880)	$(4,744)	$174,150

See Note 5, “Fair Value,” for further discussion on the valuation of the ARS.

The temporary impairment related to available-for-sale ARS was reduced by $13.3 million for the fifty-two weeks ended January 30, 2010 due to redemptions and changes in fair value. An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. As of January 30, 2010, the Company had not incurred any credit-related losses on available-for-sale ARS. Furthermore, as of January 30, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.

On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS (“UBS ARS”) with a par value of $76.5 million, of which $37.1 million, at par value, are still held as of January 30, 2010. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received the right to sell (“Put Option”) the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. As a result, the Company transferred the UBS ARS from available-for-sale securities to trading securities and recognized an other-than-temporary impairment of $14.0 million in Other Operating (Income) Expense, Net in the

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of Fiscal 2008. In addition, and simultaneously, the Company elected to apply fair value accounting for the related Put Option and recognized an asset of $12.3 million in Other Current Assets and a gain in Other Operating (Income) Expense, Net in the Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of Fiscal 2008. During the fifty-two weeks ended January 30, 2010, the Company recognized, as a result of redemptions and changes in fair value of the UBS ARS, a reduction of the other-than-temporary impairment related to the UBS ARS of $9.2 million, and recognized a corresponding loss of $7.7 million related to the Put Option. As the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the remaining UBS ARS are classified as Current Assets on the Consolidated Balance Sheet as of January 30, 2010.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for fifty-two week periods ended January 30, 2010 and January 31, 2009. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $5.3 million and a realized loss of $3.6 million for the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively, recorded in Interest Income, Net on the Consolidated Statements of Operations and Comprehensive Income.

5.	FAIR VALUE

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets, measured at fair value, within it were as follows:

	Assets Fair Value as of January 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

ASSETS:
Money market funds(1)	$484,933	$—	$—	$484,933
ARS — trading — student loan backed	—	—	20,049	20,049
ARS — trading — municipal authority bonds	—	—	12,307	12,307
ARS — available-for-sale — student loan backed	—	—	118,390	118,390
ARS — available-for-sale — municipal authority bonds	—	—	23,404	23,404
UBS put option	—	—	4,640	4,640
Municipal bonds held in the Rabbi Trust	18,537	—	—	18,537
Derivative financial instruments	—	1,348	—	1,348

Total assets measured at fair value	$503,470	$1,348	$178,790	$683,608

(1)	Includes $483.6 million in money market funds included in Cash and Equivalents and $1.3 million of money market funds held in the Rabbi Trust which are included in Other Assets on the Consolidated Balance Sheet.

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

As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as of January 30, 2010. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the Company believes the principal will become available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2010, approximately 70% of the Company’s ARS were “AAA” rated and approximately 14% of the Company’s ARS were “AA” or “A” rated with the remaining ARS having an “A−” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies.

In Fiscal 2008, the Company elected to apply fair value accounting for the Put Option related to the Company’s UBS ARS. The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of January 30, 2010, adjusted for counterparty risk. The present value was calculated using a discount rate that incorporates an investment grade corporate bond index rate and the credit default swap rate for UBS. The Put Option is recognized as an asset within Other Current Assets on the accompanying Consolidated Balance Sheets and the corresponding gains and losses within Other Operating Income, Net on the accompanying Consolidated Statements of Operations and Comprehensive Income.

The table below includes a roll forward of the Company’s level 3 assets from January 31, 2009 to January 30, 2010. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Trading ARS -	Trading ARS -	Available-for-sale	Available-for-sale	Put
	Student Loans	Muni Bonds	ARS - Student Loans	ARS - Muni Bonds	Option	Total
	(In thousands)

Fair value, January 31, 2009	$50,589	$11,959	$139,239	$27,294	$12,309	$241,390
Redemptions	(39,400)	—	(31,650)	(6,400)	—	(77,450)
Transfers (out)/in	—	—	—	—	—	—
Gains and (losses), net:
Reported in Net Income	8,860	348	—	—	(7,669)	1,539
Reported in Other Comprehensive Income (Loss)	—	—	10,801	2,510	—	13,311

Fair value, January 30, 2010	$20,049	$12,307	$118,390	$23,404	$4,640	$178,790

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (thousands):

	2009	2008

Land	$32,877	$32,302
Building	223,532	235,738
Furniture, fixtures and equipment	593,984	628,195
Information technology	211,461	138,096
Leasehold improvements	1,205,276	1,143,656
Construction in progress	48,352	114,280
Other	47,010	47,017

Total	$2,362,492	$2,339,284
Less: Accumulated depreciation and amortization	1,118,473	940,629

Property and equipment, net	$1,244,019	$1,398,655

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. During Fiscal 2009, as a result of a strategic review of the RUEHL business, the Company determined that a triggering event occurred. As a result of that assessment, the Company incurred non-cash pre-tax impairment charges of $51.5 million, reported in Net Loss from Discontinued Operations on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. There was no remaining fair value of RUEHL long-lived assets as of January 30, 2010.

In the fourth quarter of Fiscal 2009, as a part of the Company’s year-end review for impairment of store related assets, the Company incurred a non-cash pre-tax impairment charge of $33.2 million, reported in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. The charge was associated with 34 Abercrombie & Fitch stores, 46 abercrombie kids stores and 19 Hollister stores. In Fiscal 2008, the Company incurred a non-cash pre-tax impairment charge of approximately $8.3 million related to long-lived assets. The charge was associated with 11 Abercrombie & Fitch stores, six abercrombie kids stores and three Hollister stores and was reported in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 31, 2009.

The Company also incurred a non-cash pre-tax impairment charge of approximately $22.3 million related to long-lived assets associated with nine RUEHL stores, which was reported in Net Loss from Discontinued Operations on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 31, 2009.

Store related assets are considered Level 3 assets in the fair value hierarchy and the fair values were determined at the store level primarily using a discounted cash flow model. The estimation of future cash

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company had store related assets measured at fair value of $19.3 million on the Consolidated Balance Sheet at January 30, 2010.

7.	DEFERRED LEASE CREDITS, NET

Deferred lease credits are derived from payments received from landlords to partially offset store construction costs and are reclassified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (thousands):

	2009	2008

Deferred lease credits	$546,191	$514,041
Amortization of deferred lease credits	(290,542)	(259,705)

Total deferred lease credits, net	$255,649	$254,336

8.	LEASED FACILITIES AND COMMITMENTS

Annual store rent is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses.

A summary of rent expense follows (thousands):

	2009	2008	2007

Store rent:
Fixed minimum	$301,138	$267,108	$221,651
Contingent	6,136	14,289	21,453

Total store rent	307,274	281,397	243,104
Buildings, equipment and other	5,071	5,905	6,066

Total rent expense	$312,345	$287,302	$249,170

At January 30, 2010, the Company was committed to non-cancelable leases with remaining terms of one to 19 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2010	$324,280
Fiscal 2011	$315,696
Fiscal 2012	$290,573
Fiscal 2013	$270,335
Fiscal 2014	$251,404
Thereafter	$1,146,587

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCRUED EXPENSES

Accrued expenses consisted of (thousands):

	2009	2008

Gift card liability	$49,778	$57,459
Construction in progress	5,838	27,329
Accrued payroll and related costs	45,476	46,248
Accrued taxes	32,784	20,328
RUEHL lease termination costs	29,595	—
Other	82,818	89,867

Accrued expenses	$246,289	$241,231

Accrued payroll and related costs include salaries, benefits, withholdings and other payroll related costs.

10.	OTHER LIABILITIES

Other liabilities consisted of (thousands):

	2009	2008

Accrued straight-line rent	$87,147	$77,312
RUEHL lease termination costs	16,391	—
Unrecognized tax benefits, including interest and penalties	39,314	53,419
Deferred compensation	66,053	71,288
Other	5,265	4,724

Other liabilities	$214,170	$206,743

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

11.	INCOME TAXES

Earnings from continuing operations before taxes (in thousands):

	2009	2008	2007

Domestic	$119,358	$501,125	$802,494
Foreign	152	8,519	(4,757)

Total	$119,510	$509,644	$797,737

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes from continuing operations consisted of (thousands):

	2009	2008	2007

Currently Payable:
Federal	$33,212	$166,327	$254,089
State	4,003	17,467	38,649
Foreign	5,086	8,112	2,805

	$42,301	$191,906	$295,543

Deferred:
Federal	$10,055	$14,028	$4,611
State	(147)	2,480	459
Foreign	(11,652)	(6,939)	(2,003)

	$(1,744)	$9,569	$3,067

Total provision	$40,557	$201,475	$298,610

Reconciliation between the statutory federal income tax rate and the effective tax rate for continuing operations is as follows:

	2009	2008	2007

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	2.1	2.5	3.2
Tax effect of foreign earnings	(4.4)	(0.1)	0.4
Internal Revenue Code (“IRC”) Section 162(m)	1.5	2.5	0.2
Other items, net	(0.3)	(0.4)	(1.4)

Total	33.9%	39.5%	37.4%

Amounts paid directly to taxing authorities were $27.1 million, $198.2 million and $259.0 million in Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (thousands):

	2009	2008

Deferred tax assets:
Deferred compensation	$48,476	$37,635
Rent	40,585	59,809
Accrued expenses	15,464	17,023
Foreign net operating losses	11,329	1,692
Reserves	8,757	11,020
Inventory	7,829	10,347
Other	2,223	—
Realized and unrealized investment losses	1,152	560
Valuation allowance	(1,369)	(1,275)

Total deferred tax assets	$134,446	$136,811

Deferred tax liabilities:
Store supplies	(12,128)	(12,844)
Property and equipment	(127,983)	(123,813)

Total deferred tax liabilities	$(140,111)	$(136,657)

Net deferred income tax (liabilities) assets	$(5,665)	$154

Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax asset of $4.6 million and $9.2 million for Fiscal 2009 and Fiscal 2008, respectively. Accordingly, these deferred taxes are not reflected in the table above.

The Company has recorded a valuation allowance against the deferred tax assets arising from the net operating loss of certain foreign subsidiaries and for realized and unrealized domestic operations’ investment losses.

As of January 30, 2010 and January 31, 2009, the net operating foreign subsidiaries’ valuation allowance totaled $0.2 million and $1.3 million, respectively. A portion of these net operating loss carryovers begin expiring in Fiscal 2013 and some have an indefinite carry-forward period.

As of January 30, 2010, the valuation allowance for realized and unrealized investment losses totaled approximately $1.1 million. Realized losses begin expiring in Fiscal 2011. There was no valuation allowance as of January 31, 2009.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008

Unrecognized tax benefits, beginning of year	$43,684	$38,894
Gross addition for tax positions of the current year	222	5,539
Gross addition for tax positions of prior years	2,167	8,754
Reductions of tax positions of prior years for:
Changes in judgment/excess reserve	(10,744)	(4,206)
Settlements during the period	(5,444)	(1,608)
Lapses of applicable statutes of limitations	(448)	(3,689)

Unrecognized tax benefits, end of year	$29,437	$43,684

The amount of the above unrecognized tax benefits at January 30, 2010 and January 31, 2009 which would impact the Company’s effective tax rate, if recognized is $29.4 million and $33.3 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Tax expense for Fiscal 2009 includes $1.2 million of net accrued interest, compared to $0.5 million of net accrued interest for Fiscal 2008. Interest and penalties of $9.9 million have been accrued as of the end of Fiscal 2009, compared to $9.7 million accrued as of the end of Fiscal 2008.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2009 as part of the IRS’s Compliance Assurance Process program. IRS examinations for Fiscal 2008 and prior years have been completed and settled, except for a transfer pricing matter that is the subject of an ongoing Advanced Pricing Agreement negotiation that is before the U.S. Competent Authority. State and foreign returns are generally subject to examination for a period of 3-5 years after the filing of the respective return. The Company has various state income tax returns in the process of examination or administrative appeals.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 30, 2010, the Company had undistributed earnings of approximately $18.9 million from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

12.	LONG-TERM DEBT

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary purposes of the Amended Credit Agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.

The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Coverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of January 30, 2010. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Company’s Leverage Ratio was 2.95 as of January 30, 2010. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at January 30, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Company’s Coverage Ratio was 2.10 as of January 30, 2010. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $275 million in Fiscal 2009, and to $325 million in Fiscal 2010 plus any unused portion from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at January 30, 2010.

The terms of the Amended Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation and conduct of the business of A&F and its subsidiaries. Upon an event of default, the lenders will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company, and declare any then outstanding loans due and payable immediately.

The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $35.9 million and $21.1 million were outstanding on January 30, 2010 and January 31, 2009, respectively. Stand-by letters of credit totaling approximately $14.1 million and $16.9 million were outstanding on January 30, 2010 and January 31, 2009, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2010. To date, no beneficiary has drawn upon the stand-by letters of credit.

The Company had $50.9 million and $100.0 million outstanding under the Amended Credit Agreement as of January 30, 2010, and January 31, 2009, respectively. The $50.9 million outstanding under the Amended Credit Agreement as of January 30, 2010 was denominated in Japanese Yen. At January 30, 2010, the Company also had $20.3 million of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.

As of January 30, 2010, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $6.6 million and $3.4 million for Fiscal 2009 and Fiscal 2008, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.0% for the fifty-two week period ended January 30, 2010.

On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (“UBS Credit Line”) under which up to $26.3 million was available at January 30, 2010. The amount available under the UBS Credit Line is subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date.

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

The terms of the UBS Credit Line include customary events of default such as payment defaults, the failure to maintain sufficient collateral, the failure to observe any covenant or material representation, bankruptcy and insolvency, cross-defaults to other indebtedness and other stated events of default. Upon an event of default, the obligations under the UBS Credit Line will become immediately due and payable. No borrowings were outstanding under the UBS Credit Line as of January 30, 2010.

13.	DERIVATIVES

All derivative instruments are recorded at fair value on the Consolidated Balance Sheets as either Other Assets or Accrued Expenses. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as a hedge and qualifies for hedge accounting treatment. Refer to Note 5, “Fair Value” for further discussion of the determination of the fair value of derivatives. As of January 30, 2010, all outstanding derivative instruments were designated as hedges and qualified for hedge accounting treatment. There were no outstanding derivative instruments as of January 31, 2009.

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

For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Income (Loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of January 30, 2010.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of January 30, 2010, the maximum length of time over which forecasted foreign denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Loss. Substantially all of the remaining unrealized gains or losses related to foreign denominated inter-company inventory sales that have occurred as of January 30, 2010 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheet to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. generally accepted accounting principles.

As of January 30, 2010, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign denominated inter-company inventory sales and the resulting settlement of the foreign denominated inter-company accounts receivable:

Notional Amount(1)

Canada	$24,641
Europe	$45,703

(1)	Amounts are reported in thousands and in U.S. Dollars. The notional amount of derivatives related to Europe are denominated primarily in Sterling Pound.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009 were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	January 30,	January 31,	Balance Sheet	January 30,	January 31,
	Location	2010	2009	Location	2010	2009
	(In thousands)

Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$1,348	$—	Accrued Expenses	$—	$—

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for the fifty-two weeks ended January 30, 2010 and January 31, 2009 on the Consolidated Statements of Operations and Comprehensive Income are as follows:

Location of Gain
						Recognized in Earnings	Amount of Gain Recognized
	Amount of (Loss) Gain		Location of (Gain)	Amount of (Gain) Loss		on Derivative (Ineffective	in Earnings on Derivative
	Recognized in OCI		Loss Reclassified	Reclassified from		Portion and Amount	(Ineffective Portion and
	on Derivative Contracts		from Accumulated	Accumulated OCI into		Excluded from	Amount Excluded from
	(Effective Portion)		OCI into Earnings	Earnings (Effective Portion)		Effectiveness	Effectiveness Testing)
	(a)		(Effective Portion)	(b)		Testing)	(c)
For the Fifty-Two Weeks Ended
	January 30,	January 31,		January 30,	January 31,		January 30,	January 31,
	2010	2009		2010	2009		2010	2009
(In thousands)

Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(3,790)	$3,406	Cost of Goods Sold	$(3,074)	$1,893	Other Operating (Income) Loss, Net	$(74)	$(219)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI to earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and therefore recognized in earnings. There were no ineffective portions recorded in earnings for the fifty-two weeks ended January 30, 2010 and January 31, 2009.

The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

14.	DISCONTINUED OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The determination to take this action was based on a comprehensive review and evaluation of the performance of the RUEHL branded stores and related direct-to-consumer operations, as well as the related real estate portfolio. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations for all periods presented on the Consolidated Statements of Operations and Comprehensive Income.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of January 30, 2010 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in thousands):

Fifty-Two Weeks Ended
January 30, 2010

Beginning Balance	$—
Cash Charges	68,363
Interest Accretion	358
Cash Payments	(22,635)

Ending Balance(1)	$46,086

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of January 30, 2010, there were $29.6 million of lease termination charges and $0.1 million of severance charges recorded as a current liability in Accrued Expenses and $16.4 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Consolidated Balance Sheet.

Below is a summary of charges related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in thousands):

Fifty-Two Weeks Ended
January 30, 2010

Asset Impairments(1)	$51,536
Lease Terminations, net(2)	53,916
Severance and Other(3)	2,189

Total Charges	$107,641

(1)	Asset impairment charges primarily related to store furniture, fixtures and leasehold improvements.

(2)	Lease terminations reflect the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. The charges are presented net of the reversal of non-cash credits.

(3)	Severance and other reflects charges primarily related to severance and merchandise and store supply inventory.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the significant components of RUEHL’s results included in Net Loss from Discontinued Operations on the Consolidated Statements of Operations and Comprehensive Income for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

	2009	2008	2007

NET SALES	$48,393	$56,218	$50,192
Cost of Goods Sold	22,037	25,621	26,990

GROSS PROFIT	26,356	30,597	23,202
Stores and Distribution Expense	146,826	75,148	42,668
Marketing, General and Administrative Expense	8,556	14,411	18,978
Other Operating Income, Net	(11)	(86)	(28)

NET LOSS BEFORE INCOME TAXES(1)	$(129,016)	$(58,876)	$(38,416)
Income Tax Benefit	(50,316)	(22,962)	(14,982)

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(78,699)	$(35,914)	$(23,434)

NET LOSS PER SHARE FROM DISCONTINUED
OPERATIONS:
BASIC	$(0.90)	$(0.41)	$(0.27)

DILUTED	$(0.89)	$(0.40)	$(0.26)

(1)	Includes non-cash pre-tax asset impairment charges of approximately $51.5 million and $22.3 million during the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively, and net costs associated with the closure of the RUEHL business, primarily net lease termination costs of approximately $53.9 million and severance and other charges of $2.2 million during the fifty-two weeks ended January 30, 2010.

15.	RETIREMENT BENEFITS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan. Participation in this plan is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $17.8 million in Fiscal 2009, $24.7 million in Fiscal 2008 and $21.0 million in Fiscal 2007.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation is based on actual compensation, base salary and cash incentive compensation for the past three fiscal years. In Fiscal 2009 and Fiscal 2008, the Company recorded income of $1.0 million and $2.5 million associated to the SERP, respectively. The amounts recognized in Fiscal 2009 and Fiscal 2008 were primarily the result of a reduction in average compensation, partially offset by a reduction in the discount rate. The expense associated with the SERP was $1.4 million in Fiscal 2007.

16.	CONTINGENCIES

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock (the “Common Stock”), par value $.01 per share, of A&F. The dividend was paid on July 28, 1998 to stockholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on the Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 and prior to the Distribution Date has been, and will be issued, with 0.50 Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have 0.50 Right attached.

The Rights are initially attached to the shares of Common Stock. The Rights will separate from the Common Stock after a Distribution Date occurs. The “Distribution Date” generally means the earlier of (i) the close of business on the 10th day after the date (the “Share Acquisition Date”) of the first public announcement that a person or group (other than A&F or any of A&F’s subsidiaries or any employee

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit plan of A&F or of any of A&F’s subsidiaries) has acquired beneficial ownership of 20% or more of A&F’s outstanding shares of Common Stock (an “Acquiring Person”), or (ii) the close of business on the 10th business day (or such later date as A&F’s Board of Directors may designate before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date. After the Distribution Date, each whole Right may be exercised to purchase, at an initial exercise price of $250, one one-thousandth of a share of Series A Participating Cumulative Preferred Stock.

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

If, after any person has become an Acquiring Person, (i) A&F is involved in a merger or other business combination transaction in which A&F is not the surviving corporation or A&F’s Common Stock is exchanged for other securities or assets, or (ii) A&F and/or one or more of A&F’s subsidiaries sell or otherwise transfer 50% or more of the assets or earning power of A&F and its subsidiaries, taken as a whole, each holder of a Right, other than the Acquiring Person and certain affiliated persons, will be entitled to buy, for the exercise price of the Rights, the number of shares of common stock of the other party to the business combination or sale, or in certain circumstances, an affiliate, which at the time of such transaction will have a market value of twice the exercise price of the Right.

The Rights will expire on July 16, 2018, unless earlier exchanged or redeemed. A&F may redeem all of the Rights at a price of $.01 per whole Right at any time before any person becomes an Acquiring Person.

Rights holders have no rights as a stockholder of A&F, including the right to vote and to receive dividends.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2009 and Fiscal 2008 follows (thousands, except per share amounts):

Fiscal 2009 Quarter(1)	First	Second	Third	Fourth

Net sales	$601,729	$637,221	$753,684	$935,991
Gross profit	$381,453	$424,516	$483,087	$594,542
Net (loss) income from continuing operations	$(23,104)	$(8,191)	$49,222	$61,025
Net loss from discontinued operations, net of tax	$(36,135)	$(18,557)	$(10,439)	$(13,566)
Net (loss) income	$(59,239)	$(26,747)	$38,784	$47,459
Net (loss) income per diluted share from continuing operations	$(0.26)	$(0.09)	$0.55	$0.68
Net loss per diluted share from discontinued operations	$(0.41)	$(0.21)	$(0.12)	$(0.15)
Net (loss) income per diluted share	$(0.68)	$(0.30)	$0.44	$0.53

Fiscal 2008 Quarter(1)	First	Second	Third	Fourth

Net sales	$787,139	$833,298	$882,811	$980,809
Gross profit	$526,734	$585,547	$584,965	$633,849
Net income from continuing operations	$67,167	$83,236	$69,743	$88,021
Net loss from discontinued operations, net of tax	$(5,051)	$(5,404)	$(5,844)	$(19,614)
Net income	$62,116	$77,832	$63,900	$68,407
Net income per diluted share from continuing operations	$0.75	$0.93	$0.79	$1.00
Net loss per diluted share from discontinued operations	$(0.06)	$(0.06)	$(0.07)	$(0.22)
Net income per diluted share	$0.69	$0.87	$0.72	$0.78

(1)	Results of operations of RUEHL are reflected as discontinued operations for all periods presented. Refer to Note 14, “Discontinued Operations” for further discussion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Abercrombie & Fitch Co.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 29, 2010

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 30, 2010. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that the A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 30, 2010, the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

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

With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 30, 2010 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 30, 2010, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 30, 2010 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fiscal quarter ended January 30, 2010 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

Code of Business Conduct and Ethics

Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

Audit Committee

Information concerning A&F’s Audit Committee, including the determination that the Audit Committee has at least one audit committee financial expert (as defined under applicable SEC rules) serving on the Audit Committee, is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010. These procedures have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 10, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors”, “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

Information regarding the number of securities to be issued and remaining available under equity compensation plans as of January 30, 2010 is incorporated by reference from the text under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text under the captions “ELECTION OF DIRECTORS — Compensation of Directors” and “ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

Information concerning the independence of the directors of A&F is incorporated by reference from the text under the caption “ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 31, 2010, January 31, 2009 and February 2, 2008.

Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

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

(3) Exhibits:

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).
3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
3.4	Certificate regarding Approval of Amendment to Section 2.03 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by stockholders of Abercrombie & Fitch Co. at Annual Meeting of Stockholders held on June 10, 2009, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).
3.5	Certificate regarding Approval of Addition of New Article IX of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on June 10, 2009, incorporated herein by reference to Exhibit 3.2 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).
3.6	Amended and Restated Bylaws of A&F (reflecting amendments through June 10, 2009), incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2009 (File No. 001-12107).
4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).
4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Form 8-A (Amendment No. 1), dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).
4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).
4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.01 to A&F’s Form 8-A/A (Amendment No. 2), dated and filed June 12, 2008 (File No. 001-12107).
4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on November 2, 2009, between A&F and American Stock Transfer & Trust Company, LLC (as successor to National City Bank), as Rights Agent, incorporated herein by reference to Exhibit 4.6 to A&F’s Form 8-A/A (Amendment No. 5), dated and filed November 3, 2009 (File No. 001-12107).

4.7	Credit Agreement, dated as of April 15, 2008 (the “Credit Agreement”), among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time-to-time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time-to-time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).
4.8	Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).
4.9	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.10	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.11	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.12	Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement), A&F, the Lenders (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).
4.13	Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2009 (File No. 001-12107).
4.14	Amendment No. 2 to Credit Agreement, made as of June 16, 2009, by and among Abercrombie & Fitch Management Co., as a borrower; Abercrombie & Fitch Europe SA, Abercrombie & Fitch (UK) Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; Abercrombie & Fitch Co., as a guarantor; National City Bank, as a Co-Lead Arranger, Global Agent, Swing Line Lender, an LC Issuer and a Lender; JP Morgan Chase Bank, N.A., as a Co-Lead Arranger, Syndication Agent and a Lender; The Huntington National Bank, as a Lender; National City Bank, Canada Branch, as a Canadian Lender; J.P. Morgan Chase Bank, N.A. (Canada Branch), as a Lender; J.P. Morgan Europe Limited, as a Lender; Fifth Third Bank, as a Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennsylvania, as a Lender; Sumitomo Mitsui Banking Corporation, as a Lender; U.S. Bank National Association, as a Lender; and PNC Bank, National Association, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed June 19, 2009 (File No. 001-12107).

*10	.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).
*10	.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).
*10	.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).
*10	.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
*10	.5	Amended and Restated Employment Agreement, entered into as of August 15, 2005, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).
*10	.6	Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).
*10	.7	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
*10	.8	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) -- as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).
*10	.9	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10	.10	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).
*10	.11	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
*10	.12	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.13	Form of Restricted Shares Award Agreement (No Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.14	Form of Restricted Shares Award Agreement (Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.15	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.16	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.17	Form of Stock Option Agreement used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.18	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.19	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10	.20	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.21	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.22	Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.23	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10	.24	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).
*10	.25	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10	.26	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10	.27	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
*10	.28	Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).
*10	.29	Form of Restricted Stock Unit Award Agreement for Employees used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).
*10	.30	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).
*10	.31	Summary of Compensation Structure for Non-Employee Members of Board of Directors of A&F, effective August 1, 2005, incorporated herein by reference to the discussion under the caption “Non-Employee Director Compensation” in Item 1.01 — “Entry into a Material Definitive Agreement” of A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10	.32	Change in Compensation Structure for Executive Committee Members, effective August 1, 2009, incorporated herein by reference to Exhibit 10.32 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (File No. 001-12107).
*10	.33	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10	.34	Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Stock Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10	.35	Agreement between Abercrombie & Fitch Management Co. and Michael W. Kramer, executed by each on July 22, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 24, 2008 (File No. 001-12107).
*10	.36	Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).
*10	.37	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).
*10	.38	Form of Stock Option Agreement to be used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
*10	.39	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
*10	.40	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).
*10	.41	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.
*10	.42	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on and after February 12, 2009, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10	.43	Form of Stock Appreciation Right Agreement to be used to evidence the Semi-Annual Grants of stock appreciation rights to Michael S. Jeffries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10	.44	Stock Appreciation Right Agreement [Retention Grant Tranche 1], made to be effective as of December 19, 2008, by and between A&F and Michael S. Jeffries entered into to evidence first tranche of Retention Grant covering 1,600,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10	.45	Stock Appreciation Right Agreement [Retention Grant Tranche 2] by and between A&F and Michael S. Jeffries entered into effective as of March 2, 2009 to evidence second tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10	.46	Form of Stock Appreciation Right Agreement [Retention Grant Tranche 3] by and between A&F and Michael S. Jeffries to be entered into effective as of September 1, 2009 to evidence third tranche of Retention Grant covering 1,200,000 stock appreciation rights to be granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10	.47	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
10.48		Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1(a) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).
10.49		Credit Line Agreement — Demand Facility, effective March 6, 2009, between Abercrombie & Fitch Management Co. and UBS Bank USA, incorporated herein by reference to Exhibit 10.1(b) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).
10.50		Addendum to Credit Line Account Application and Agreement, effective March 6, 2009, among Abercrombie & Fitch Management Co., UBS Bank USA and UBS Financial Services Inc., incorporated herein by reference to Exhibit 10.1(c) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107).
*10	.51	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

*10	.52	Agreement between Abercrombie & Fitch Management Co. and Charles F. Kessler, executed by each on January 28, 2010, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed January 28, 2010 (File No. 001-12107).
12.1		Computation of Leverage Ratio and Coverage Ratio for the year ended January 30, 2010.
14.1		Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
21.1		List of Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1		Powers of Attorney
31.1		Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

ABERCROMBIE & FITCH CO.

Date: March 26, 2010	By /s/ JONATHAN E. RAMSDEN Jonathan E. Ramsden,Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signature	Title

/s/ MICHAEL S. JEFFRIES Michael S. Jeffries	Chairman, Chief Executive Officer and Director
* James B. Bachmann	Director
* Lauren J. Brisky	Director
* Archie M. Griffin	Director
* John W. Kessler	Director
/s/ JONATHAN E. RAMSDEN Jonathan E. Ramsden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
** Elizabeth M. Lee	Director
* Edward F. Limato	Director
* Robert A. Rosholt	Director
* Craig R. Stapleton	Director

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 26, 2010.

**	Appointed to the Board of Directors on March 25, 2010.

By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Document

12.1	Computation of Leverage Ratio and Coverage Ratio for the year ended January 30, 2010
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2