Form 10-Q
period 2010-05-01
ABERCROMBIE & FITCH CO /DE/
filed 2010-06-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 4, 2010

$.01 Par Value	88,209,172 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
NET SALES	$687,804	$601,729
Cost of Goods Sold	256,388	220,277

GROSS PROFIT	431,416	381,453
Stores and Distribution Expense	354,410	330,310
Marketing, General and Administrative Expense	96,632	86,345
Other Operating Income, Net	(914)	(1,324)

OPERATING LOSS	(18,712)	(33,878)
Interest Expense (Income), Net	825	(1,374)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(19,537)	(32,504)
Tax Benefit from Continuing Operations	(7,709)	(9,400)

NET LOSS FROM CONTINUING OPERATIONS	$(11,828)	$(23,104)

NET LOSS FROM DISCONTINUED OPERATIONS (net of taxes)	$—	$(36,135)

NET LOSS	$(11,828)	$(59,239)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$(0.13)	$(0.26)
DILUTED	$(0.13)	$(0.26)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$(0.41)

DILUTED	$—	$(0.41)

NET LOSS PER SHARE:
BASIC	$(0.13)	$(0.68)

DILUTED	$(0.13)	$(0.68)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,095	87,697
DILUTED	88,095	87,697

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments	$(4,683)	$188
Unrealized loss on Marketable Securities, net of taxes of $163 and $477 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively	(277)	(810)
Unrealized gain (loss) on derivative financial instruments, net of taxes of $(721) and $758 for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively	1,229	(1,290)

Other Comprehensive Loss	$(3,731)	$(1,912)

COMPREHENSIVE LOSS	$(15,559)	$(61,151)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	May 1, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$600,452	$680,113
Marketable Securities	32,356	32,356
Receivables	91,811	90,865
Inventories	316,447	310,645
Deferred Income Taxes	57,145	44,570
Other Current Assets	86,825	77,297

TOTAL CURRENT ASSETS	1,185,036	1,235,846

PROPERTY AND EQUIPMENT, NET	1,209,345	1,244,019

NON-CURRENT MARKETABLE SECURITIES	140,260	141,794

OTHER ASSETS	203,955	200,207

TOTAL ASSETS	$2,738,596	$2,821,866

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$110,123	$110,212
Outstanding Checks	38,316	39,922
Accrued Expenses	210,289	246,289
Deferred Lease Credits	42,986	43,597
Income Taxes Payable	14,079	9,352

TOTAL CURRENT LIABILITIES	415,793	449,372

LONG-TERM LIABILITIES:
Deferred Income Taxes	46,253	47,142
Deferred Lease Credits	201,682	212,052
Long-term Debt	70,603	71,213
Other Liabilities	203,712	214,170

TOTAL LONG-TERM LIABILITIES	522,250	544,577

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 1, 2010 and January 30, 2010	1,033	1,033
Paid-In Capital	333,288	339,453
Retained Earnings	2,156,462	2,183,690
Accumulated Other Comprehensive Loss, net of tax	(12,704)	(8,973)
Treasury Stock, at Average Cost — 15,103 and 15,314 shares at May 1, 2010 and January 30, 2010, respectively	(677,526)	(687,286)

TOTAL SHAREHOLDERS’ EQUITY	1,800,553	1,827,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,738,596	$2,821,866

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

OPERATING ACTIVITIES:
Net Loss	$(11,828)	$(59,239)

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	56,737	59,676
Non-Cash Charge for Asset Impairment	—	50,731
Amortization of Deferred Lease Credits	(11,655)	(10,689)
Share-Based Compensation	9,491	9,008
Tax Deficiency from Share-Based Compensation	(1,821)	(4,610)
Deferred Taxes	(14,800)	(29,363)
Loss on Disposal / Write-off of Assets	802	3,222
Lessor Construction Allowances	9,941	7,499
Changes in Assets and Liabilities:
Inventories	(6,104)	97,856
Accounts Payable and Accrued Expenses	(43,882)	(85,833)
Income Taxes	4,747	(16,464)
Other Assets and Liabilities	(37,982)	(8,790)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(46,354)	13,003

INVESTING ACTIVITIES:
Capital Expenditures	(19,207)	(58,748)
Purchase of Trust-Owned Life Insurance Policies	(3,750)	(3,263)
Proceeds from Sales of Marketable Securities	8,017	14,600

NET CASH USED FOR INVESTING ACTIVITIES	(14,940)	(47,411)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	494	41
Change in Outstanding Checks and Other	(2,098)	(9,122)
Dividends Paid	(15,400)	(15,338)

NET CASH USED FOR FINANCING ACTIVITIES	(17,004)	(24,419)

EFFECT OF EXCHANGE RATES ON CASH	(1,363)	421

NET DECREASE IN CASH AND EQUIVALENTS:	(79,661)	(58,406)
Cash and Equivalents, Beginning of Period	680,113	522,122

CASH AND EQUIVALENTS, END OF PERIOD	$600,452	$463,716

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$5,475	$(1,401)

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
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. Results from discontinued operations were immaterial for the thirteen weeks ended May 1, 2010.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2010” represent the 52-week fiscal year that will end on January 29, 2011, and to “Fiscal 2009” represent the 52-week fiscal year that ended January 30, 2010.
The Condensed Consolidated Financial Statements as of May 1, 2010 and for the thirteen week periods ended May 1, 2010 and May 2, 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010. The January 30, 2010 condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2010.
The Condensed Consolidated Financial Statements as of May 1, 2010 and for the thirteen week periods ended May 1, 2010 and May 2, 2009 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
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

	Thirteen Weeks Ended
(in thousands):	May 1, 2010	May 2, 2009
United States	$568,790	$542,908
International	119,014	58,821

Total	$687,804	$601,729

Long-Lived Assets:

(in thousands):	May 1, 2010	January 30, 2010
United States	$1,110,355	$1,137,844
International	195,956	194,461

Total	$1,306,311	$1,332,305

Long-lived assets included in the table above include primarily property and equipment, net, store supplies, and lease deposits.
3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $9.5 million and $9.0 million for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. The Company also recognized $3.3 million and $3.4 million in tax benefits related to share-based compensation for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively.

For share-based compensation that is expected to result in a tax deduction, a deferred tax asset is established at the time the Company recognizes share-based compensation expense. The actual tax deduction for share-based compensation generally occurs after an equity award vests or is exercised and is principally measured at the equity award’s intrinsic value at the time of vesting or exercise. If the tax deduction exceeds the recorded deferred tax asset, an excess tax benefit is recorded to a “pool of windfall tax benefits” account, as a component of additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, a “shortfall” is recorded against the “pool of windfall tax benefits” account to the extent of prior recognized aggregate “windfalls”, with any remaining amount charged to tax expense. As of May 1, 2010, the “pool of windfall tax benefits” account had a balance of $84.1 million, which is sufficient to fully absorb any “shortfall” associated with existing outstanding equity awards.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effects of adjustments for forfeitures were immaterial during the thirteen week periods ended May 1, 2010 and May 2, 2009.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of May 1, 2010, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in shareholder-approved plans at the applicable time.
For stock appreciation rights where the Company has the option to settle in stock or cash, the Company uses the equity method to account for awards for which it has the intent and ability to settle in shares of Common Stock.
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

Stock Options
The Company did not grant any stock options during the thirteen week period ended May 1, 2010. The weighted-average estimated fair value of stock options granted during the thirteen week period ended May 2, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

Thirteen Weeks Ended
May 2, 2009

Grant Date Market Price	$22.87
Exercise price	$22.87
Fair value	$8.26

Assumptions:
Price volatility	50%
Expected term (Years)	4.1
Risk-free interest rate	1.6%
Dividend yield	1.7%
Below is a summary of stock option activity for the thirteen weeks ended May 1, 2010:

				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at January 30, 2010	2,969,861	$38.36
Granted	—	—
Exercised	(15,056)	29.47
Forfeited or cancelled	—	—

Outstanding at May 1, 2010	2,954,805	$38.41	$36,635,251	3.4

Stock options exercisable at May 1, 2010	2,676,067	$35.80	$35,099,671	2.9

Stock options expected to become exercisable at May 1, 2010	254,424	$63.58	$1,380,267	7.7

The total intrinsic value of stock options exercised during the thirteen weeks ended May 1, 2010 and May 2, 2009 was immaterial.
The grant date fair value of stock options vested during the thirteen weeks ended May 1, 2010 and May 2, 2009 was $3.5 million and $4.3 million, respectively.
As of May 1, 2010, there was $4.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years.

Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirteen week periods ended May 1, 2010 and May 2, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirteen Weeks Ended
			Executive Officers (excluding
	Chairman and Chief Executive		Chairman and Chief Executive
	Officer		Officer)		All Other Associates
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Grant Date Market
Price	$44.86	$20.75	$44.86	$25.77	$44.88	$25.67
Exercise price	$44.86	$25.94	$44.86	$25.77	$44.88	$25.67
Fair value	$16.96	$7.13	$16.99	$10.06	$16.69	$9.83
Assumptions:
Price volatility	50%	45%	51%	52%	52%	53%
Expected term (Years)	4.7	6.2	4.5	4.5	4.1	4.1
Risk-free interest rate	2.3%	2.3%	2.3%	1.6%	2.1%	1.6%
Dividend yield	2.1%	1.7%	2.1%	1.7%	2.1%	1.7%
Below is a summary of stock appreciation rights activity for the thirteen weeks ended May 1, 2010:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 30, 2010	5,788,867	$30.88
Granted:
Chairman and Chief Executive Officer	829,697	44.86
Other Executive Officers	435,000	44.86
All Other Associates	282,000	44.88
Exercised	(500)	22.87
Forfeited or cancelled	(1,500)	22.87

Outstanding at May 1, 2010	7,333,564	$33.82	$77,535,923	6.6

Stock appreciation rights exercisable at May 1, 2010	178,625	$25.73	$3,215,355	8.9

Stock appreciation rights expected to become exercisable at May 1, 2010	6,968,340	$33.93	$73,016,470	6.5

As of May 1, 2010, there was $67.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirteen weeks ended May 1, 2010:

		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 30, 2010	1,331,048	$55.45
Granted	362,800	42.63
Vested	(304,171)	61.39
Forfeited	(44,710)	46.63

Non-vested at May 1, 2010	1,344,967	$50.77

The total fair value of restricted stock units granted during the thirteen weeks ended May 1, 2010 and May 2, 2009 was $15.5 million and $9.6 million, respectively.
The total grant date fair value of restricted stock units vested during the thirteen weeks ended May 1, 2010 and May 2, 2009 was $18.7 million and $20.4 million, respectively.
As of May 1, 2010, there was $48.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
4. NET LOSS PER SHARE
Net loss per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net loss per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights and restricted stock units.
Weighted-Average Shares Outstanding and Anti-dilutive Shares (in thousands):

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
Shares of Common Stock issued	103,300		103,300
Treasury shares	(15,205)		(15,603)

Weighted-Average — basic shares	88,095		87,697

Dilutive effect of stock options, stock appreciation rights and restricted stock units	—		—

Weighted-Average — diluted shares	88,095		87,697

Anti-dilutive shares	11,633	(1)	11,610	(1)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units oustanding, but excluded from the computation of net loss per diluted share because the Company was in a net loss position and the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS AND INVESTMENTS
Cash and equivalents and investments consisted of (in thousands):

	May 1, 2010	January 30, 2010
Cash and equivalents:
Cash	$184,541	$196,496
Money market funds	415,911	483,617

Total cash and equivalents	600,452	680,113

Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	20,049	20,049
Auction rate securities — UBS — municipal authority bonds	12,307	12,307

Total trading securities	32,356	32,356

Marketable securities — Non-Current:

Available-for-sale securities:
Auction rate securities — student loan backed	116,856	118,390
Auction rate securities — municipal authority bonds	23,404	23,404

Total available-for-sale securities	140,260	141,794

Rabbi Trust assets: (1)
Money market funds	7,797	1,316
Municipal notes and bonds	12,115	18,537
Trust-owned life insurance policies (at cash surrender value)	55,669	51,391

Total Rabbi Trust assets	75,581	71,244

Total cash and equivalents and investments	$848,649	$925,507

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use.
At May 1, 2010 and January 30, 2010, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 17 to 33 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of May 1, 2010 were as follows:

			Other-Than
		Temporary	Temporary-	Carrying
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Value

Trading securities:
Auction rate securities — UBS — student loan backed	$22,100	$—	$(2,051)	$20,049
Auction rate securities — UBS — municipal authority bonds	15,000	—	(2,693)	12,307

Total trading securities	37,100	—	(4,744)	32,356

Available-for-sale securities:
Auction rate securities — student loan backed	126,449	(9,593)	—	116,856
Auction rate securities — municipal authority bonds	28,575	(5,171)	—	23,404

Total available-for-sale securities	155,024	(14,764)	—	140,260

Total	$192,124	$(14,764)	$(4,744)	$172,616

See Note 6, “Fair Value,” for further discussion on the valuation of the ARS.
An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. As of May 1, 2010, the Company had not incurred any credit-related losses on available-for-sale ARS. Furthermore, as of May 1, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS (“UBS ARS”) with a par value of $76.5 million, of which $37.1 million, at par value, were still held as of May 1, 2010. By entering into the UBS Agreement, UBS received the right to purchase the UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received the right to sell (“Put Option”) the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. As a result, the impairment could no longer be considered temporary, the UBS ARS were classified as trading securities and any resulting gains or losses were recognized as other-than-temporary impairments in Other Operating Income, Net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, and simultaneously, the Company elected to apply fair value accounting for the related Put Option and recognized the Put Option as an asset in Other Current Assets. Any gains or losses on the Put Option are recognized in Other Operating Income, Net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the thirteen weeks ended May 1, 2010, the Company did not recognize any change to the other-than-temporary impairment related to the UBS ARS. Furthermore, the Company had an immaterial gain related to the Put Option. As the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the remaining UBS ARS were classified as Current Assets on the Condensed Consolidated Balance Sheet as of May 1, 2010.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen week periods ended May 1, 2010 and May 2, 2009. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.5 million and $1.2 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, recorded in Interest Expense (Income), Net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets at Fair Value as of May 1, 2010
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds(1)	$423,708	$—	$—	$423,708
ARS — trading — student loan backed	—	—	20,049	20,049
ARS — trading — municipal authority bonds	—	—	12,307	12,307
ARS — available-for-sale — student loan backed	—	—	116,856	116,856
ARS — available-for-sale — municipal authority bonds	—	—	23,404	23,404
UBS Put Option	—	—	4,701	4,701
Municipal bonds held in the Rabbi Trust	12,115	—	—	12,115
Derivative financial instruments	—	1,873	—	1,873

Total assets measured at fair value	$435,823	$1,873	$177,317	$615,013

(1)	Includes $415.9 million in money market funds included in Cash and Equivalents and $7.8 million of money market funds held in the Rabbi Trust which are included in Other Assets on the Condensed Consolidated Balance Sheet.

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
As a result of a lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as of May 1, 2010. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the Company believes the principal will become available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.
As of May 1, 2010, approximately 69% of the Company’s ARS were “AAA” rated and approximately 15% of the Company’s ARS were “AA” or “A” rated, with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies.
In Fiscal 2008, the Company elected to apply fair value accounting for the Put Option related to the Company’s UBS ARS. The fair value of the Put Option was determined by calculating the present value of the difference between the par value and the fair value of the UBS ARS as of May 1, 2010, adjusted for counterparty risk. The present value was calculated using a discount rate that incorporates an investment grade corporate bond index rate and the credit default swap rate for UBS. The Put Option is recognized as an asset within Other Current Assets on the accompanying Condensed Consolidated Balance Sheet and the corresponding gains and losses within Other Operating Income, Net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

The table below includes a roll forward of the Company’s level 3 assets and liabilities from January 30, 2010 to May 1, 2010. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

			Available-for-	Available-for-
	Trading ARS -	Trading ARS -	sale ARS -	sale ARS -
(in thousands)	Student Loans	Muni Bonds	Student Loans	Muni Bonds	Put Option	Total
Fair value, January 30, 2010	$20,049	$12,307	$118,390	$23,404	$4,640	$178,790
Redemptions	—	—	(1,650)	—	—	(1,650)
Tranfers (out)/in	—	—	—	—	—	—
Gains and losses, net:
Reported in Net Loss	—	—	—	—	61	61
Reported in Other Comprehensive Loss	—	—	116	—	—	116

Fair value, May 1, 2010	$20,049	$12,307	$116,856	$23,404	$4,701	$177,317

7. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $38.7 million, $11.4 million and $35.3 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $5.5 million, $8.1 million and $12.1 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.
The inventory balance, net of the above mentioned reserves, was $316.4 million, $310.6 million and $274.7 million at May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	May 1, 2010	January 30, 2010
Property and equipment, at cost	$2,380,096	$2,362,492
Accumulated depreciation and amortization	(1,170,751)	(1,118,473)

Property and equipment, net	$1,209,345	$1,244,019

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
Store related assets are considered Level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company had store related assets measured at fair value of $19.3 million on the Condensed Consolidated Balance Sheet at January 30, 2010.
9. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	May 1, 2010	January 30, 2010
Deferred lease credits	$545,042	$546,191
Amortized deferred lease credits	(300,374)	(290,542)

Total deferred lease credits, net	$244,668	$255,649

10. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended May 1, 2010. The effective tax rate for continuing operations for the thirteen weeks ended May 1, 2010 was a 39.5% benefit as compared to a 28.9% benefit for the Fiscal 2009 comparable period. The tax benefit associated with the loss from continuing operations increased during the thirteen weeks ended May 1, 2010 primarily due to a net reduction in reserves resulting from the settlement of tax audits and the net release of valuation allowances. The tax benefit for the thirteen weeks ended May 2, 2009 was reduced by a net increase in tax reserves and the establishment of a valuation allowance.
Cash payments of income taxes made during the thirteen weeks ended May 1, 2010 and May 2, 2009 were approximately $3.6 million and $17.8 million, respectively.

The Company recorded a valuation allowance against deferred tax assets arising from net operating losses of certain foreign subsidiaries and from realized and unrealized U.S. operations’ investment losses. A portion of net operating loss carryovers begin expiring in Fiscal 2011, some of which have an indefinite carry forward period.
As of May 1, 2010 and January 30, 2010, the valuation allowance totaled $1.1 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not the full amount of net deferred tax assets will be realized in the future.
11. LONG-TERM DEBT
On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (as previously amended by Amendment No. 1 to Credit Agreement made as of December 29, 2008, the “Credit Agreement”) under which up to $450 million was available. On June 16, 2009, the Company amended the Credit Agreement and, as a result, revised the ratio requirements, as further discussed below, and also reduced the amount available from $450 million to $350 million (as amended, the “Amended Credit Agreement”). As stated in the Amended Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.
The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of May 1, 2010. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at May 1, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at May 1, 2010.

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
The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $29.2 million and $35.9 million were outstanding on May 1, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $16.4 million and $14.1 million were outstanding on May 1, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2010. To date, no beneficiary has drawn upon the stand-by letters of credit.
The Company had $49.0 million and $50.9 million outstanding under the Amended Credit Agreement as of May 1, 2010, and January 30, 2010, respectively. The amounts outstanding under the Amended Credit Agreement as of May 1, 2010 and January 30, 2010 were denominated in Japanese Yen. As of May 1, 2010 and January 30, 2010, the Company also had $21.6 million and $20.3 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.
As of May 1, 2010, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $1.9 million and $0.8 million for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.6% for the thirteen week period ended May 1, 2010.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (the “UBS Credit Line”) under which up to $26.3 million was available at May 1, 2010. The amount available under the UBS Credit Line is subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. The UBS Credit Line is to be used for general corporate purposes. Being a demand line of credit, the UBS Credit Line does not have a stated maturity date. The UBS Credit Line will expire upon the exercise of the put option related to the UBS ARS, or at the bank’s discretion, as stated in the unsecured, uncommitted demand line of credit agreement.
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
The terms of the UBS Credit Line include customary events of default such as payment defaults, the failure to maintain sufficient collateral, the failure to observe any covenant or material representation, bankruptcy and insolvency, cross-defaults to other indebtedness and other stated events of default. Upon an event of default, the obligations under the UBS Credit Line will become immediately due and payable. No borrowings were outstanding under the UBS Credit Line as of May 1, 2010.
12. DERIVATIVES
The Company is exposed to risks associated with the effect of changes in foreign currency rates and uses derivatives, primarily forward contracts, to manage the financial impacts of these exposures. As of May 1, 2010 and January 30, 2010, all outstanding derivative instruments were designated as hedges and qualified for hedge accounting treatment. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.
In order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.
For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Loss (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. The Company recognized a gain of $0.7 million reclassified into earnings as a result of the de-designation cash flow hedges as of May 1, 2010.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of May 1, 2010, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Loss. Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of May 1, 2010 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. generally accepted accounting principles.
As of May 1, 2010, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign-currency-denominated inter-company inventory sales and the resulting settlement of the foreign-currency-denominated inter-company accounts receivable:

Notional Amount(1)
Canadian Dollar	$22,957
British Pound	$62,542
Euro	$7,095

(1)	Amounts are reported in thousands and in U.S. Dollars.
The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of May 1, 2010 and January 30, 2010 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	May 1, 2010	January 30, 2010	Location	May 1, 2010	January 30, 2010
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$1,873	$1,348	Accrued Expenses	$—	$—

Refer to Note 6, “Fair Value” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen weeks ended May 1, 2010 and May 2, 2009 on the Condensed Consolidated Statement of Operations and Comprehensive Loss are as follows:

Location of
			(Loss) Gain				Amount of Gain (Loss)
			Reclassified from	Amount of (Loss) Gain		Location of Gain (Loss)	Recognized in Earnings on
	Amount of Gain (Loss)		Accumulated	Reclassified from		Recognized in Earnings	Derivative (Ineffective
	Recognized in OCI on		OCI into	Accumulated OCI into		on Derivative	Portion and Amount
	Derivative Contracts		Earnings	Earnings (Effective		(Ineffective Portion and	Excluded from
	(Effective Portion)		(Effective	Portion)		Amount Excluded from	Effectiveness Testing)
	(a)		Portion)	(b)		Effectiveness Testing)	(c)
Thirteen Weeks Ended
(in thousands)	May 1, 2010	May 2, 2009		May 1, 2010	May 2, 2009		May 1, 2010	May 2, 2009
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$1,094	$(612)	Cost of Goods Sold	$(856)	$1,436	Other Operating Income, Net	$135	$(234)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen weeks ended May 1, 2010 and May 2, 2009.
13. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. Results from discontinued operations were immaterial for the thirteen weeks ended May 1, 2010.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Condensed Consolidated Balance Sheet as of May 1, 2010 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirteen Weeks Ended
May 1, 2010
Beginning Balance, January 30, 2010	$46.1
Interest Accretion	0.3
Cash Payments / Other	(19.5)

Ending Balance, May 1, 2010(1)	$26.9

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of May 1, 2010, there were $20.9 million of lease termination charges recorded as a current liability in Accrued Expenses and $6.0 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.
14. CONTINGENCIES
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s identified contingencies include the following matters:
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9 trial date previously set by the Court.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. The entire settlement payment of $12 million will be paid by A&F’s insurers.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. Plaintiffs appeal has been fully briefed and has been set for argument on June 10, 2010. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
The Company intends to defend the aforesaid matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the aforesaid matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims.
15. SUBSEQUENT EVENT
On May 26, 2010, the Company entered into an agreement in principle with the litigants in the federal securities law litigation styled Robert Ross vs. Abercrombie & Fitch Company, et al. Pursuant to the agreement in principle, the parties have agreed to settle all outstanding claims, as a class action, for $12 million, including all attorneys’ fees and other costs and expenses. The full settlement amount is to be paid by the Company’s insurers during the second quarter of Fiscal 2010. The agreement in principle is subject to definitive documentation, notice to the class and final approval by the United States District Court for the Southern District of Ohio.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 1, 2010 and the related condensed consolidated statements of operations and comprehensive loss for the thirteen week periods ended May 1, 2010 and May 2, 2009 and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2010 and May 2, 2009. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 30, 2010, and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 29, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 8, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the condensed consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2010” represent the 52-week fiscal year that will end on January 29, 2011, and to “Fiscal 2009” represent the 52-week fiscal year that ended January 30, 2010.
The Company is a specialty retailer that operates stores and direct-to-consumer operations selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
Abercrombie & Fitch is rooted in East Coast traditions and Ivy League heritage, the essence of privilege and casual luxury. Abercrombie & Fitch is a combination of classic and sexy creating an atmosphere that is confident and just a bit provocative. abercrombie kids directly follows in the footsteps of its older sibling, Abercrombie & Fitch. abercrombie kids has an energetic attitude and is popular, wholesome and athletic — the signature of All-American cool. Hollister is young, spirited, with a sense of humor and brings Southern California to the world. Gilly Hicks is the cheeky cousin of Abercrombie & Fitch, inspired by the free spirit of Sydney, Australia. Gilly Hicks is classic and vibrant, always confident and is the All-American brand with a Sydney sensibility.
RESULTS OF OPERATIONS
During the first quarter of Fiscal 2010, net sales increased 14% to $687.8 million from $601.7 million in the first quarter of Fiscal 2009. The operating loss was $18.7 million in the first quarter of Fiscal 2010, compared to an operating loss of $33.9 million in the first quarter of Fiscal 2009. The Company had a net loss of $11.8 million in the first quarter of Fiscal 2010 compared to a net loss of $59.2 million in the first quarter of Fiscal 2009. Net loss per basic and diluted share was $0.13 in the first quarter of Fiscal 2010 compared to net loss per basic and diluted share of $0.68 in the first quarter of Fiscal 2009. The Fiscal 2009 first quarter net loss per basic and diluted share included a net loss of $0.41 per basic and diluted share from discontinued operations. Results from discontinued operations were immaterial for the first quarter of Fiscal 2010.
Net cash used for operating activities was $46.4 million for the thirteen weeks ended May 1, 2010. The Company used $19.2 million of cash for capital expenditures. The Company also paid dividends totaling $15.4 million during the thirteen weeks ended May 1, 2010. As of May 1, 2010, the Company had $600.5 million in cash and equivalents, and outstanding debt and letters of credit of $94.6 million, compared to $463.7 million in cash and equivalents, and outstanding debt and letters of credit of $143.0 million as of May 2, 2009.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen week periods ended May 1, 2010 and May 2, 2009, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
NET SALES	100.0%	100.0%

Cost of Goods Sold	37.3%	36.6%

GROSS PROFIT	62.7%	63.4%

Stores and Distribution Expense	51.5%	54.9%

Marketing, General and Administrative Expense	14.0%	14.3%

Other Operating Income, Net	(0.1)%	(0.2)%

OPERATING LOSS	(2.7)%	(5.6)%

Interest Expense (Income), Net	0.1%	(0.2)%

Loss from Continuing Operations before Taxes	(2.8)%	(5.4)%

Tax Benefit for Continuing Operations	(1.1)%	(1.6)%

Net Loss from Continuing Operations	(1.7)%	(3.8)%

Net Loss from Discontinued Operations (net of taxes)	—	(6.0)%

NET LOSS	(1.7)%	(9.8)%

Financial Summary
The following summarized financial and statistical data compare the thirteen week period ended May 1, 2010 to the thirteen week period ended May 2, 2009:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Net sales by brand (in millions)	$687.8	$601.7
Abercrombie & Fitch	$303.7	$264.7
abercrombie	$78.7	$69.1
Hollister	$298.2	$262.4
Gilly Hicks	$7.2	$5.5

Increase (decrease) in net sales from prior year	14%	(24)%
Abercrombie & Fitch	15%	(26)%
abercrombie	14%	(28)%
Hollister	14%	(21)%
Gilly Hicks	31%	80%

Increase (decrease) in comparable store sales*	1%	(29)%
Abercrombie & Fitch	3%	(26)%
abercrombie	6%	(33)%
Hollister	(2)%	(32)%

Net store sales per average store (in thousands)	$555	$497
Abercrombie & Fitch	$764	$658
abercrombie	$333	$293
Hollister	$510	$474

Net store sales per average gross square foot	$78	$70
Abercrombie & Fitch	$85	$74
abercrombie	$71	$64
Hollister	$75	$70

Change in transactions per average store	16%	(27)%
Abercrombie & Fitch	14%	(23)%
abercrombie	17%	(27)%
Hollister	16%	(29)%

Change in average store transaction value	(4)%	(4)%
Abercrombie & Fitch	2%	(5)%
abercrombie	(3)%	(7)%
Hollister	(7)%	(1)%

Change in average units per store transaction	7%	(4)%
Abercrombie & Fitch	2%	(4)%
abercrombie	6%	(2)%
Hollister	8%	(4)%

Change in average unit retail sold, including DTC	(10)%	0%
Abercrombie & Fitch	(2)%	1%
abercrombie	(8)%	(5)%
Hollister	(14)%	3%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
In the first quarter of Fiscal 2010, the Company continued to focus on the key long-term drivers of the business. The Company’s objective in Fiscal 2010 and subsequent years is to increase its operating margin back towards historical levels, which the Company believes will require a combination of several factors.
First, returning gross margin to historic levels. The Company believes the factors in achieving this will be optimizing its average unit retails, achieving further reductions in average unit cost, and benefiting from international operations with higher gross margins. During the first quarter, the gross margin rate decreased 70 basis points primarily due to the 10% decrease in average unit retail, which would have been somewhat greater adjusted for selling mix. The Company expects some further gross margin erosion in the second quarter. Going forward, the Company also expects some pressure on gross margin from higher raw material prices, particularly cotton.
Second, improvements in domestic productivity levels and the closure of underperforming stores. Overall domestic sales increased 5% for the quarter combining store and direct-to-consumer sales. Abercrombie & Fitch tourist and high volume stores performed more strongly than the rest of the chain and this is a significant consideration in the review of the domestic footprint of the brand. The Company is in the process of reviewing underperforming stores and, to the extent it does not foresee a recovery for applicable stores, plans to address these stores through a combination of natural lease expirations, rent relief negotiations with landlords and, potentially, early closures of certain underperforming stores.
Third, the Company continues with its plans for international openings in Fiscal 2010 and is seeking to accelerate its international growth beyond that. In Fiscal 2010, the Company remains on track to open Abercrombie & Fitch flagship stores in Fukuoka and Copenhagen and a Hollister Epic store on Fifth Avenue in New York. The Company currently plans to open approximately 25 international mall-based Hollister stores in Fiscal 2010 as well as one Abercrombie & Fitch store in Canada. In addition, the Company plans to open its first Gilly Hicks store in the United Kingdom in the fourth quarter of Fiscal 2010.
The Company is also focusing significant attention on improving the productivity of its Gilly Hicks brand, which the Company believes is a necessary precursor to expanding the store count for the brand and having a path to profitability.
The Company is also focusing on growth opportunities in its direct-to-consumer business.
Finally, the Company will continue to maintain tight control over expenses and to seek greater efficiencies in its operations.
In Fiscal 2010, the Company will continue to concentrate on protecting the brands, while seeking to drive improvement in its domestic business, and continue its international growth.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2010 were $687.8 million, an increase of 14% from net sales of $601.7 million during the first quarter of Fiscal 2009. The net sales increase was attributable to a 1% increase in comparable store sales, a 42% increase in the direct-to-consumer business, and new stores, primarily international.
Abercrombie & Fitch comparable store sales increased 3%, with women’s decreasing by a low single digit and men’s increasing by a high single digit. abercrombie kids comparable store sales increased 6%, with girls increasing by a mid single digit and guys increasing by a high single digit. Hollister comparable store sales decreased 2%, with bettys decreasing by a mid single digit and dudes increasing by a mid single digit.
On a regional basis, comparable store sales for the United Kingdom were the strongest performing region while Canada and the Midwest U.S. regions were the weakest. Within the U.S., flagship and tourist stores outperformed the non-tourist stores.
Across all brands, the masculine categories continue to out-pace the feminine categories. From a merchandise classification standpoint, for the male business, woven shirts, knit tops and fleece were stronger performing categories while graphic tees was a weaker performing category. In the female business, dresses, woven shirts and graphic tees were stronger performing categories while knit tops and sweaters were weaker performing categories.
Direct-to-consumer net merchandise sales for the first quarter of Fiscal 2010 were $68.8 million, an increase of 42% from Fiscal 2009 first quarter direct-to-consumer net merchandise sales of $48.5 million. Shipping and handling revenue for the corresponding periods was $11.3 million in Fiscal 2010 and $8.4 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.6% of total net sales in the first quarter of Fiscal 2010 compared to 9.5% in the first quarter of Fiscal 2009.
Gross Profit
Gross profit for the first quarter of Fiscal 2010 was $431.4 million compared to $381.5 million for the comparable period in Fiscal 2009. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2010 was 62.7%, down 70 basis points from the first quarter of Fiscal 2009 rate of 63.4%. The decrease in the gross profit rate was primarily driven by a 10% decrease in average unit retail. Adjusted for selling mix, the reduction in average unit retail was somewhat greater.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2010 was $354.4 million compared to $330.3 million for the comparable period in Fiscal 2009. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2010 was 51.5% compared to 54.9% in the first quarter of Fiscal 2009. The decrease in stores and distribution expense rate was primarily driven by lower store occupancy costs as a percentage of net sales.

Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2010 was $96.6 million compared to $86.3 million during the same period in Fiscal 2009, a 12% increase. For the first quarter of Fiscal 2010, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 14.0% compared to 14.3% for the first quarter of Fiscal 2009. The increase in marketing, general and administrative expense was primarily due to higher net legal expenses, incentive compensation and marketing expenses.
Other Operating Income, Net
First quarter other operating income for Fiscal 2010 was $0.9 million compared to $1.3 million for the first quarter of Fiscal 2009. The decrease was driven by net losses from foreign currency transactions in the first quarter of Fiscal 2010 compared to net gains from foreign currency transactions in the first quarter of Fiscal 2009.
Interest Expense (Income), Net and Tax Benefit from Continuing Operations
First quarter interest income was $1.1 million in Fiscal 2010, offset by interest expense of $1.9 million, compared to interest income of $2.2 million, offset by interest expense of $0.8 million in the first quarter of Fiscal 2009. The decrease in interest income was primarily the result of a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions and higher fees associated with the unsecured amended credit agreement.
The effective tax rate for continuing operations for the first quarter of Fiscal 2010 was a 39.5% benefit, compared to a 28.9% benefit for the first quarter of Fiscal 2009. The tax benefit associated with the loss from continuing operations increased in Fiscal 2010 primarily due to a net reduction in reserves resulting from the settlement of tax audits and the net release of valuation allowances. The tax benefit in Fiscal 2009 was reduced by a net increase in tax reserves and the establishment of a valuation allowance.
Net Loss from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Net Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. Net loss from discontinued operations, net of tax, was $36.1 million for thirteen weeks ended May 2, 2009.
Refer to Note 13, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Net Loss and Net Loss per Share
Net loss for the first quarter of Fiscal 2010 was $11.8 million compared to a net loss of $59.2 million for the first quarter of Fiscal 2009. Net loss per basic and diluted share for the first quarter of Fiscal 2010 was $0.13 compared to net loss per basic and diluted share of $0.68 for the same period of Fiscal 2009. Net loss per basic and diluted share for the first quarter of Fiscal 2009 included a net loss of $0.41 per basic and diluted share from discontinued operations.

FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $600.5 million in cash and equivalents available as of May 1, 2010, as well as an additional $301.0 million available (less outstanding letters of credit of $45.6 million) under its unsecured Amended Credit Agreement (as amended in June 2009) and $26.3 million available under the UBS Credit Line, both described in Note 11, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio and also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus the $99.5 million representing the unused portion of the allowable expenditures from Fiscal 2009, all defined in the Amended Credit Agreement. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	May 1, 2010	January 30, 2010

Working capital	$769,243	$786,474

Capitalization:
Shareholders’ equity	$1,800,553	$1,827,917

Operating Activities
Net cash used for operating activities was $46.4 million for the thirteen weeks ended May 1, 2010, compared to a source of cash of $13.0 million for the thirteen weeks ended May 2, 2009. The increase in cash used for operating activities was primarily driven by an increase in inventory. The increase in inventory was partially off-set by a decrease in the use of cash related to accounts payable and accrued expenses primarily due to the timing of receipts and higher direct-to-consumer inventory, but consistent with the overall increase in sales in the first quarter of Fiscal 2010.
Investing Activities
Cash outflows for investing activities for the thirteen week period ended May 1, 2010 were primarily for capital expenditures related to new store construction and information technology investments (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures compared to Fiscal 2009 primarily related to the timing of new flagship and domestic mall-based store openings. For the thirteen week periods ended May 1, 2010 and May 2, 2009, the Company also had cash outflows for investing activities related to the purchase of rabbi trust assets and cash inflows for investing activities related to the sale of marketable securities.

Financing Activities
Financing activities for the thirteen week period ended May 1, 2010 consisted of cash outflows of $15.4 million related to the payment of the $0.175 per share quarterly dividends on March 16, 2010.
As of May 1, 2010, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock. A&F did not repurchase any shares of A&F’s Common Stock during the thirteen weeks ended May 1, 2010.
The Company had $49.0 million and $50.9 million of debt outstanding under its unsecured Amended Credit Agreement on May 1, 2010 and January 30, 2010, respectively. The debt outstanding as of May 1, 2010 and January 30, 2010 was denominated in Japanese Yen. The average interest rate for the thirteen weeks ended was 2.6%. As of May 1, 2010, the Company had an additional $301.0 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at May 1, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. On June 16, 2009, the definition of Consolidated EBITDAR was amended for the purpose of the Amended Credit Agreement, to add back the following items, among others, (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at May 1, 2010.
The unsecured Amended Credit Agreement is more fully described in Note 11, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $29.2 million and $35.9 million were outstanding on May 1, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $16.4 million and $14.1 million were outstanding on May 1, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the fourth quarter of Fiscal 2010. To date, no beneficiary has drawn upon the stand-by letters of credit.
Off-Balance Sheet Arrangements
As of May 1, 2010, the Company did not have any off-balance sheet arrangements.

Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended May 1, 2010, changes to the contractual obligations from those as of January 30, 2010 included the payment of $19.5 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of May 1, 2010, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

First Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity

January 30, 2010	346	209	525	16	1,096

New	2	1	4	—	7

Remodels/Conversions (net activity)	—	—	—	—	—

Closed	(1)	(1)	(1)	—	(3)

May 1, 2010	347	209	528	16	1,100

Gross Square Feet (thousands)

January 30, 2010	3,110	979	3,597	161	7,847

New	13	13	29	—	55

Remodels/Conversions (net activity)	(4)	—	(4)	—	(8)

Closed	(8)	(4)	(7)	—	(19)

May 1, 2010	3,111	988	3,615	161	7,875

Average Store Size	8,965	4,727	6,847	10,063	7,159

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity

January 31, 2009	356	212	515	14	1,097

New	—	2	1	2	5

Remodels/Conversions (net activity)	—	—	—	—	—

Closed	(2)	(2)	(1)	—	(5)

May 2, 2009	354	212	515	16	1,097

Gross Square Feet (thousands)

January 31, 2009	3,164	976	3,474	146	7,760

New	—	14	7	15	36

Remodels/Conversions (net activity)	—	—	—	—	—

Closed	(20)	(9)	(6)	—	(35)

May 2, 2009	3,144	981	3,475	161	7,761

Average Store Size	8,881	4,627	6,748	10,063	7,075

CAPITAL EXPENDITURES
During Fiscal 2010, the Company plans to open Abercrombie & Fitch flagship stores in Copenhagen, Demark and Fukuoka, Japan and a Hollister Epic store on Fifth Avenue in New York. The Company has also confirmed plans to open approximately 25 international Hollister mall-based stores in Fiscal 2010 as well as one Abercrombie & Fitch store in Canada. Furthermore, the Company plans to open its first international Gilly Hicks store in the United Kingdom in the fourth quarter of Fiscal 2010. Domestically, the Company plans to open three Abercrombie & Fitch stores, two abercrombie kids stores, three Hollister stores, two Gilly Hicks stores and five outlet stores.
Capital expenditures totaled $19.2 million and $58.7 million for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	May 1, 2010	May 2, 2009
New Store Construction, Store Refreshes and Remodels	$14.0	$45.3
Home Office, Distribution Centers and Information Technology	5.2	13.4

Total Capital Expenditures	$19.2	$58.7

During Fiscal 2010, based on new store opening plans and other capital expenditures, the Company anticipates capital expenditures between approximately $200 million and $225 million. Approximately $165 million to $190 million of this amount is allocated to new store construction, full store remodels and store refreshes and approximately $35 million is allocated to information technology, distribution center and other home office projects.
CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Net Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2009. Results from discontinued operations were immaterial for the thirteen weeks ended May 1, 2010.
Costs associated with exit or disposal activities are recorded when the liability is incurred. The Company expects to make gross cash payments of approximately $29.5 million in Fiscal 2010, of which $19.5 million was paid in the first quarter, and an aggregate of $19.2 million in fiscal years thereafter, related primarily to lease termination agreements associated with the closure of RUEHL branded stores.

Below is a roll forward of the present value of liabilities recognized on the Condensed Consolidated Balance Sheet as of May 1, 2010 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirteen Weeks Ended
May 1, 2010
Beginning Balance, January 30, 2010	$46.1
Interest Accretion	0.3
Cash Payments / Other	(19.5)

Ending Balance, May 1, 2010(1)	$26.9

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of May 1, 2010, there were $20.9 million of lease termination charges recorded as a current liability in Accrued Expenses and $6.0 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.
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
The Company’s significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return rate as of May 1, 2010 would have affected pre-tax loss by approximately $0.5 million for the thirteen weeks ended May 1, 2010.

A 10% change in the assumption of the redemption pattern for gift cards as of May 1, 2010 would have been immaterial to pre-tax loss for the thirteen weeks ended May 1, 2010.

Policy	Effect if Actual Results Differ from Assumptions

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation allowance as of May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margins.

An increase or decrease in the valuation allowance of 10% would have affected pre-tax loss by approximately $3.9 million for the thirteen weeks ended May 1, 2010.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax loss by approximately $0.6 million for the thirteen weeks ended May 1, 2010.

Policy	Effect if Actual Results Differ from Assumptions

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The effective tax rate is affected by changes in law, the tax jurisdiction of new stores, the level of earnings, provision-to-return adjustments, tax-exempt income, the results of tax audits, etc.
The Company does not expect material changes in the judgments and interpretations used to calculate deferred tax assets and liabilities as of May 1, 2010. However, changes may occur and actual results could differ materially.

The Company does not expect material changes in the near term to underlying assumptions used to calculate the tax provisions for the thirteen weeks ended May 1, 2010. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax expense.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the thirteen weeks ended May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

A 10% increase in term would yield a 3% increase in the Black-Scholes valuation for stock appreciation rights, while a 10% increase in volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights.

Policy	Effect if Actual Results Differ from Assumptions

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
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of May 1, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of May 1, 2010 would increase the SERP accrual by approximately $1.0 million. A 50 basis point increase in the discount rate as of May 1, 2010 would decrease the SERP accrual by approximately $0.3 million.

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
The following factors, in addition to those included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2010 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

•	general economic and financial conditions could have a material adverse effect on the Company’s business, results of operations and liquidity;

•	loss of the services of skilled senior executive officers could have a material adverse effect on the Company’s business;

•	ability to hire, train and retain qualified associates could have a material adverse effect on the Company’s business

•	equity-based compensation awarded under the employment agreement with the Company’s Chief Executive Officer could adversely impact the Company’s cash flows, financial position or results of operations and could have a dilutive effect on the Company’s outstanding Common Stock;

•	failure to anticipate, identify and respond to changing consumer preferences and fashion trends in a timely manner could cause the Company’s profitability to decline;

•	unseasonable weather conditions affecting consumer preferences could have a material adverse effect on the Company’s business;

•	disruptive weather conditions affecting the consumers’ ability to shop could have a material adverse effect on the Company’s business;

•	the Company’s market share may be adversely impacted at any time by a significant number of competitors;

•	the Company’s international expansion plan is dependent on many factors, any of which could delay or prevent successful penetration into new markets and strain its resources

•	the Company’s growth strategy relies on the addition of new stores, which may strain the Company’s resources and adversely impact current store performance;

•	the Company may incur costs related to store closures;

•	availability and market prices of key raw materials could have a material adverse effect on the Company’s business and results of operations;

•	the interruption of the flow of merchandise from key vendors and international manufacturers could disrupt the Company’s supply chain;

•	the Company does not own or operate any manufacturing facilities and therefore depends upon independent third parties for the manufacture of all its merchandise;

•	the Company’s reliance on two distribution centers domestically located in the same vicinity, and one distribution center internationally, makes it susceptible to disruptions or adverse conditions affecting its distribution centers;

•	the Company’s reliance on third parties to deliver merchandise from its distribution centers to its stores and direct-to-consumer customers could result in disruptions to its business;

•	the Company’s development of new brand concepts could have a material adverse effect on the Company’s financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact financial results;

•	the Company’s net sales and inventory levels fluctuate on a seasonal basis, causing its results of operations to be particularly susceptible to changes to back-to-school and holiday shopping patterns;

•	the Company’s ability to attract customers to its stores depends heavily on the success of the shopping centers in which they are located;

•	comparable store sales will continue to fluctuate on a regular basis;

•	the Company’s net sales are affected by direct-to-consumer sales;

•	the Company may be exposed to risks and costs associated with credit card fraud and identity theft;

•	the Company’s litigation exposure could exceed expectations, having a material adverse effect on the Company’s financial condition or results of operations;

•	the Company’s failure to adequately protect its trademarks could have a negative impact on its brand image and limit its ability to penetrate new markets;

•	the Company’s unsecured credit agreement includes financial and other covenants that impose restrictions on its financial and business operations;

•	changes in taxation requirements could adversely impact financial results;

•	the Company’s inability to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might increase expense and adversely impact financial results;

•	modifications and/or upgrades to information technology systems may disrupt operations;

•	the Company could suffer if the Company’s computer systems are disrupted or cease to operate effectively;

•	effects of political and economic events and conditions domestically, and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war could have a material adverse effect on the Company’s business;

•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic could have a material adverse effect on the Company’s business;

•	changes in the regulatory or compliance landscape could adversely effect the Company’s business or results of operations; and

•	the Company’s operations may be effected by greenhouse emissions and climate change.

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
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of 90 days or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 33 years. The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of May 1, 2010 were as follows:

			Other-Than
		Temporary	Temporary-	Carrying
(in thousands)	Par Value	Impairment	Impairment (“OTTI”)	Value

Trading securities:
Auction rate securities — UBS — student loan backed	$22,100	$—	$(2,051)	$20,049
Auction rate securities — UBS — municipal authority bonds	15,000	—	(2,693)	12,307

Total trading securities	37,100	—	(4,744)	32,356

Available-for-sale securities:
Auction rate securities — student loan backed	126,449	(9,593)	—	116,856
Auction rate securities — municipal authority bonds	28,575	(5,171)	—	23,404

Total available-for-sale securities	155,024	(14,764)	—	140,260

Total	$192,124	$(14,764)	$(4,744)	$172,616

As of May 1, 2010, approximately 69% of the Company’s ARS were “AAA” rated and approximately 15% of the Company’s ARS were “AA” or “A” rated, with the remaining ARS having an “A-” or “BBB+” rating, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. As of May 1, 2010, the Company did not incur any credit losses on available-for-sale ARS. Furthermore, as of May 1, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS (“UBS ARS”) with a par value of $76.5 million, of which $37.1 million, at par value, were still held as of May 1, 2010. By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, at any time, commencing on November 13, 2008 and the Company received the right to sell (“Put Option”) the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. As a result, the impairment could no longer be considered temporary and the UBS ARS are classified as trading securities and any gains or losses are recognized as other-than-temporary impairments in Other Operating Income, Net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, and simultaneously, the Company elected to apply fair value accounting for the related Put Option and recognized the Put Option as an asset in Other Current Assets. Any gains or losses on the Put Option are recognized in Other Operating Income, Net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the thirteen weeks ended May 1, 2010, the Company did not recognize any change to the other-than-temporary impairment related to the UBS ARS. Furthermore, the Company had an immaterial gain related to the Put Option. As the Company has the right to sell the UBS ARS back to UBS on June 30, 2010, the remaining UBS ARS were classified as Current Assets on the Condensed Consolidated Balance Sheet as of May 1, 2010.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of May 1, 2010, total assets held in the Rabbi Trust were $75.6 million, which included $12.1 million of available-for-sale municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $55.7 million and $7.8 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the available-for-sale securities held in the Rabbi Trust were not material for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.5 million and $1.2 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.
Interest Rate Risks
As of May 1, 2010, the Company had $49.0 million in long-term debt outstanding under the unsecured Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly, (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.6% for the thirteen week period ended May 1, 2010. Additionally, as of May 1, 2010, the Company had $301.0 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at May 1, 2010, if market interest rates average an increase of 100 basis points over the next thirty-nine week period for Fiscal 2010 compared to the interest rates being incurred for the thirteen week period ended May 1, 2010, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 29, 2011 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.

Foreign Exchange Rate Risk
The Company’s international subsidiaries generally operate with functional currencies other than the U.S. dollar. The Company’s Condensed Consolidated Financial Statements are presented in U.S. dollars. Therefore, the Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities.
The Company and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, Euros, Canadian Dollars, Japanese Yen and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 1, 2010. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 1, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 1, 2010 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s identified contingencies include the following matters:
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties are continuing to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9 trial date previously set by the Court.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. The entire settlement payment of $12 million will be paid by A&F’s insurers.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. Plaintiffs appeal has been fully briefed and has been set for argument on June 10, 2010. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
The Company intends to defend the aforesaid matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the aforesaid matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims.

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of May 1, 2010 have not changed materially from those disclosed in Part I, Item 1A of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended May 1, 2010:

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet be
	Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
January 31, 2010 through February 27, 2010	5,931	$35.30	—	11,346,900

February 28, 2010 through April 3, 2010	101,658	$42.79	—	11,346,900

April 4, 2010 through May 1, 2010	456	$48.06	—	11,346,900

Total	108,045	$42.41	—	11,346,900

(1)	The shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended May 1, 2010 represented an aggregate of 108,045 shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended May 1, 2010. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS
(a) Exhibits

4.1
Supplement No. 1 dated as of May 26, 2010, executed by AFH Puerto Rico LLC and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, to the Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among Abercrombie & Fitch Co.; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) other than Abercrombie & Fitch Management Co.; and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent*

10.1
Amendment No. 1 to Employment Agreement, made and entered into on April 12, 2010, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to Abercrombie & Fitch Co.’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107)

10.2
Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner*

10.3	Summary of Compensation Structure for Non-Associate Members of Board of Directors of Abercrombie & Fitch Co., effective February 23, 2010*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 8, 2010	By:	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.1
Supplement No. 1 dated as of May 26, 2010, executed by AFH Puerto Rico LLC and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, to the Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among Abercrombie & Fitch Co.; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) other than Abercrombie & Fitch Management Co.; and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent*

10.1
Amendment No. 1 to Employment Agreement, made and entered into on April 12, 2010, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to Abercrombie & Fitch Co.’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107).

10.2
Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner*

10.3	Summary of Compensation Structure for Non-Associate Members of Board of Directors of Abercrombie & Fitch Co., effective February 23, 2010*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.