Form 10-Q
period 2010-07-31
ABERCROMBIE & FITCH CO /DE/
filed 2010-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).) ☑ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 3, 2010
$.01 Par Value	88,276,729 Shares

ABERCROMBIE & FITCH CO.

Page No.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Thirteen and Twenty-Six Weeks Ended July 31, 2010 and August 1, 2009	3

Condensed Consolidated Balance Sheets July 31, 2010 and January 30, 2010	4

Condensed Consolidated Statements of Cash Flows Twenty-Six Weeks Ended July 31, 2010 and August 1, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	54

Exhibit 4.7
Exhibit 4.12
Exhibit 4.14
Exhibit 10.48
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
NET SALES	$745,798	$637,221	$1,433,602	$1,238,951
Cost of Goods Sold	260,450	212,705	516,838	432,982

GROSS PROFIT	485,348	424,516	916,764	805,969
Stores and Distribution Expense	364,482	332,296	718,892	662,606
Marketing, General and Administrative Expense	95,206	86,666	191,838	173,011
Other Operating Income, Net	(1,900)	(3,333)	(2,814)	(4,657)

OPERATING INCOME (LOSS)	27,560	8,887	8,848	(24,991)
Interest Expense (Income), Net	807	(1,779)	1,632	(3,153)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	26,753	10,666	7,216	(21,838)
Tax Expense (Benefit) from Continuing Operations	7,274	18,856	(435)	9,456

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$19,479	$(8,190)	$7,651	$(31,294)

LOSS FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$(18,557)	$—	$(54,692)

NET INCOME (LOSS)	$19,479	$(26,747)	$7,651	$(85,986)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.22	$(0.09)	$0.09	$(0.36)

DILUTED	$0.22	$(0.09)	$0.09	$(0.36)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$(0.21)	$—	$(0.62)

DILUTED	$—	$(0.21)	$—	$(0.62)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.22	$(0.30)	$0.09	$(0.98)

DILUTED	$0.22	$(0.30)	$0.09	$(0.98)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,220	87,878	88,157	87,788
DILUTED	89,386	87,878	89,561	87,788

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$2,448	$7,813	$(2,235)	$8,001
Unrealized gain (loss) on Marketable Securities, net of taxes of $(2,128) and $1,118 for the thirteen week periods ended July 31, 2010 and August 1, 2009, respectively, and $(1,965) and $1,595 for the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively	3,624	(1,905)	3,346	(2,715)
Unrealized (loss) gain on derivative financial instruments, net of taxes of $397 and $1,908 for the thirteen week periods ended July 31, 2010 and August 1, 2009, respectively, and $(324) and $2,666 for the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively	(676)	(3,249)	553	(4,539)

Other Comprehensive Income	$5,396	$2,659	$1,664	$747

COMPREHENSIVE INCOME (LOSS)	$24,875	$(24,088)	$9,315	$(85,239)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	July 31, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$613,633	$680,113
Marketable Securities	—	32,356
Receivables	83,777	90,865
Inventories	480,128	310,645
Deferred Income Taxes	56,025	44,570
Other Current Assets	85,083	77,297

TOTAL CURRENT ASSETS	1,318,646	1,235,846

PROPERTY AND EQUIPMENT, NET	1,204,349	1,244,019

NON-CURRENT MARKETABLE SECURITIES	127,536	141,794

OTHER ASSETS	206,332	200,207

TOTAL ASSETS	$2,856,863	$2,821,866

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$205,025	$150,134
Accrued Expenses	238,425	246,289
Deferred Lease Credits	43,361	43,597
Income Taxes Payable	31,229	9,352

TOTAL CURRENT LIABILITIES	518,040	449,372

LONG-TERM LIABILITIES:
Deferred Income Taxes	47,649	47,142
Deferred Lease Credits	202,949	212,052
Long-Term Debt	75,967	71,213
Other Liabilities	192,561	214,170

TOTAL LONG-TERM LIABILITIES	519,126	544,577

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 31, 2010 and January 30, 2010	1,033	1,033
Paid-In Capital	340,752	339,453
Retained Earnings	2,160,506	2,183,690
Accumulated Other Comprehensive Loss, net of tax	(7,309)	(8,973)
Treasury Stock, at Average Cost — 15,054 and 15,314 shares at July 31, 2010 and January 30, 2010, respectively	(675,285)	(687,286)

TOTAL SHAREHOLDERS’ EQUITY	1,819,697	1,827,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,856,863	$2,821,866

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009

OPERATING ACTIVITIES:
Net Income (Loss)	$7,651	$(85,986)

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	112,403	118,391
Non-Cash Charge for Asset Impairment	2,247	51,536
Amortization of Deferred Lease Credits	(23,173)	(21,796)
Share-Based Compensation	19,919	17,280
Tax Deficiency from Share-Based Compensation	(2,236)	(4,937)
Deferred Taxes	(12,784)	(28,829)
Loss on Disposal / Write-off of Assets	1,835	6,171
Lessor Construction Allowances	18,227	18,763
Changes in Assets and Liabilities:
Inventories	(169,453)	47,850
Accounts Payable and Accrued Expenses	33,628	(370)
Income Taxes	22,233	(15,391)
Other Assets and Liabilities	(32,219)	(55,690)

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(21,722)	46,992

INVESTING ACTIVITIES:
Capital Expenditures	(59,754)	(106,726)
Purchase of Trust-Owned Life Insurance Policies	(11,583)	(6,526)
Proceeds from Sales of Marketable Securities	63,567	18,201

NET CASH USED FOR INVESTING ACTIVITIES	(7,770)	(95,051)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	494	1,508
Repayment of Borrowings under Credit Agreement	—	(100,000)
Proceeds from Borrowings under Credit Agreement	—	36,446
Change in Outstanding Checks and Other	(6,302)	(17,238)
Dividends Paid	(30,836)	(30,712)

NET CASH USED FOR FINANCING ACTIVITIES	(36,644)	(109,996)

EFFECT OF EXCHANGE RATES ON CASH	(344)	2,417

NET DECREASE IN CASH AND EQUIVALENTS:	(66,480)	(155,638)
Cash and Equivalents, Beginning of Period	680,113	522,122

CASH AND EQUIVALENTS, END OF PERIOD	$613,633	$366,484

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$13,512	$(1,528)

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
The Condensed Consolidated Financial Statements as of July 31, 2010 and for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009 are unaudited and are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010. The January 30, 2010 condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2010.
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended August 1, 2009. Results from discontinued operations were immaterial for the thirteen and twenty-six weeks ended July 31, 2010.
The Condensed Consolidated Financial Statements as of July 31, 2010 and for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
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
Geographic Information
Financial information relating to the Company’s operations by geographic area follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands):	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
United States	$612,586	$565,054	$1,181,376	$1,107,963
International	133,212	72,167	252,226	130,988

Total	$745,798	$637,221	$1,433,602	$1,238,951

Long-Lived Assets:

(in thousands):	July 31, 2010	January 30, 2010
United States	$1,082,033	$1,137,844
International	222,936	194,461

Total	$1,304,969	$1,332,305

Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.

3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $10.4 million and $19.9 million for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $8.3 million and $17.3 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively. The Company also recognized $3.8 million and $7.1 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended July 31, 2010, respectively, and $3.0 million and $6.4 million in tax benefits related to share-based compensation for the thirteen and twenty-six week periods ended August 1, 2009, respectively.
For share-based compensation that is expected to result in a tax deduction, a deferred tax asset is established at the time the Company recognizes share-based compensation expense. The actual tax deduction for share-based compensation generally occurs after an equity award vests or is exercised and is principally measured at the equity award’s intrinsic value at the time of vesting or exercise. If the tax deduction exceeds the recorded deferred tax asset, an excess tax benefit is recorded to a “pool of windfall tax benefits” account, as a component of additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, a “shortfall” is recorded against the “pool of windfall tax benefits” account to the extent of prior recognized aggregate “windfalls” with any remaining amount charged to tax expense. As of July 31, 2010, the “pool of windfall tax benefits” account had a balance of $83.7 million, which is sufficient to fully absorb any “shortfall” associated with existing outstanding equity awards.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on historical forfeiture experience. The effects of adjustments for forfeitures was $3.2 million and $1.3 million during the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of July 31, 2010, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
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

Stock Options
The Company did not grant any stock options during the twenty-six weeks ended July 31, 2010. The weighted-average estimated fair value of stock options granted during the twenty-six weeks ended August 1, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

Twenty-Six Weeks Ended
August 1, 2009

Grant date market price	$22.87
Exercise price	$22.87
Fair value	$8.26

Assumptions:
Price volatility	50%
Expected term (Years)	4.1
Risk-free interest rate	1.6%
Dividend yield	1.7%
Below is a summary of stock option activity for the twenty-six weeks ended July 31, 2010:

				Weighted-Average
	Number of	Weighted-Average	Aggregate Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life
Outstanding at January 30, 2010	2,969,861	$38.36
Granted	—	—
Exercised	(17,556)	29.34
Forfeited or cancelled	(23,500)	72.83

Outstanding at July 31, 2010	2,928,805	$38.14	$22,075,266	2.9

Stock options exercisable at July 31, 2010	2,681,017	$35.91	$20,967,456	2.5

Stock options expected to become exercisable at July 31, 2010	228,976	$62.36	$1,011,962	7.4

The total intrinsic value of stock options exercised during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was immaterial.
The grant date fair value of stock options vested during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $3.7 million and $5.0 million, respectively.
As of July 31, 2010, there was $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.

Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the twenty-six weeks ended July 31, 2010 and August 1, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	Chairman and Chief		Executive Officers
	Executive		(excluding Chairman and
	Officer		Chief Executive Officer)		All Other Associates
	July 31,	August 1,	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009	2010	2009
Grant date market price	$44.86	$20.75	$44.86	$25.77	$44.86	$25.68
Exercise price	$44.86	$25.94	$44.86	$25.77	$44.86	$25.68
Fair value	$16.96	$7.13	$16.99	$10.06	$16.68	$9.82
Assumptions:
Price volatility	50%	45%	51%	52%	52%	53%
Expected term (Years)	4.7	6.2	4.5	4.5	4.1	4.1
Risk-free interest rate	2.3%	2.3%	2.3%	1.6%	2.1%	1.6%
Dividend yield	2.1%	1.7%	2.1%	1.7%	2.1%	1.7%
Below is a summary of stock appreciation rights activity for the twenty-six weeks ended July 31, 2010:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 30, 2010	5,788,867	$30.88
Granted:
Chairman and Chief Executive Officer	829,697	44.86
Other Executive Officers	435,000	44.86
All Other Associates	282,700	44.86
Exercised	(5,175)	25.49
Forfeited or cancelled	(106,500)	25.73

Outstanding at July 31, 2010	7,224,589	$33.94	$41,180,917	6.3

Stock appreciation rights exercisable at July 31, 2010	176,450	$25.73	$1,977,447	7.0

Stock appreciation rights expected to become exercisable at July 31, 2010	6,892,857	$34.05	$38,614,527	6.2

As of July 31, 2010, there was $62.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units
Below is a summary of restricted stock unit activity for the twenty-six weeks ended July 31, 2010:

		Weighted-Average
Restricted Stock Units	Number of Shares	Grant Date Fair Value
Non-vested at January 30, 2010	1,331,048	$55.45
Granted	397,486	41.85
Vested	(359,039)	58.69
Forfeited	(129,577)	53.95

Non-vested at July 31, 2010	1,239,918	$50.29

The total fair value of restricted stock units granted during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $16.6 million and $10.8 million, respectively.
The total grant date fair value of restricted stock units vested during the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $21.1 million and $21.2 million, respectively.
As of July 31, 2010, there was $41.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.2 years.
4. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income (loss) per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights and restricted stock units.
Weighted-Average Shares Outstanding and Anti-dilutive Shares (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
Shares of Common Stock issued	103,300		103,300		103,300		103,300
Treasury shares	(15,080)		(15,422)		15,143		(15,512)

Weighted-Average — basic shares	88,220		87,878		88,157		87,788

Dilutive effect of stock options, stock appreciation rights and restricted stock units	1,166		—		1,404		—

Weighted-Average — diluted shares	89,386		87,878		89,561		87,788

Anti-dilutive shares	5,871	(1)	8,131	(2)	4,812	(1)	8,131	(2)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

(2)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net loss per diluted share because the Company was in a net loss position and the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	July 31, 2010	January 30, 2010
Cash and equivalents:
Cash	$216,009	$196,496
Money market funds	397,624	483,617

Total cash and equivalents	$613,633	$680,113

6. INVESTMENTS
Investments consisted of (in thousands):

	July 31, 2010	January 30, 2010
Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	$—	$20,049
Auction rate securities — UBS — municipal authority bonds	—	12,307

Total trading securities	—	32,356

Marketable securities — Non-Current:

Available-for-sale securities:
Auction rate securities — student loan backed	103,300	118,390
Auction rate securities — municipal authority bonds	24,236	23,404

Total available-for-sale securities	127,536	141,794

Rabbi Trust assets: (1)
Money market funds	302	1,316
Municipal notes and bonds	12,142	18,537
Trust-owned life insurance policies (at cash surrender value)	64,076	51,391

Total Rabbi Trust assets	76,520	71,244

Total investments	$204,056	$245,394

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use.
At July 31, 2010 and January 30, 2010, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and insured municipal authority bonds, with maturities ranging from 17 to 33 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of July 31, 2010 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value
Available-for-sale securities:
Auction rate securities — student loan backed	$107,999	$(4,699)	$103,300
Auction rate securities — municipal authority bonds	28,575	(4,339)	24,236

Total available-for-sale securities	$136,574	$(9,038)	$127,536

See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.
An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. As of July 31, 2010, the Company had not incurred any credit-related losses on available-for-sale ARS. Furthermore, as of July 31, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million. Pursuant to the UBS Agreement, the remaining ARS covered by the agreement, $37.1 million at par, were acquired by UBS, at par, during the thirteen weeks ended July 31, 2010.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen or twenty-six week periods ended July 31, 2010 and August 1, 2009. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.6 million and $3.1 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and realized gains of $1.1 million and $4.3 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, recorded in Interest Expense (Income), Net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

7. FAIR VALUE
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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets at Fair Value as of July 31, 2010
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$397,926	$—	$—	$397,926
ARS — available-for-sale — student loan backed	—	—	103,300	103,300
ARS — available-for-sale — municipal authority bonds	—	—	24,236	24,236
Municipal notes and bonds held in the Rabbi Trust	12,142	—	—	12,142
Derivative financial instruments	—	15	—	15

Total assets measured at fair value	$410,068	$15	$127,536	$537,619

(1)	Includes $397.6 million in money market funds included in Cash and Equivalents and $0.3 million of money market funds held in the Rabbi Trust included in Other Assets on the Condensed Consolidated Balance Sheet.
The level 2 assets consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
The level 3 assets include investments in insured student loan backed ARS and insured municipal authority bonds ARS which are available-for-sale.
As a result of a lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as of July 31, 2010. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the Company believes the principal will become available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.
As of July 31, 2010, approximately 76% of the Company’s ARS were “AAA” rated, approximately 11% of the Company’s ARS were “AA” rated, and approximately 13% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 30, 2010 to July 31, 2010. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

			Available-for-	Available-for-
	Trading ARS -	Trading ARS -	sale ARS -	sale ARS -
(in thousands)	Student Loans	Muni Bonds	Student Loans	Muni Bonds	Put Option	Total
Fair value, January 30, 2010	$20,049	$12,307	$118,390	$23,404	$4,640	$178,790
Redemptions	(22,100)	(15,000)	(20,100)	—	(4,640)	(61,840)
Tranfers (out)/in	—	—	—	—	—	—
Gains and losses, net:
Reported in Net Income	—	—	—	—		—
Reported in Other Comprehensive Income	2,051	2,693	5,010	832	—	10,586

Fair value, July 31, 2010	$—	$—	$103,300	$24,236	$—	$127,536

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the future permanent markdowns necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the future permanent markdowns necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $20.6 million, $11.4 million and $7.2 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories, are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $7.9 million, $8.1 million and $12.4 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.
The inventory balance, net of the above mentioned reserves, was $480.1 million, $310.6 million and $325.6 million at July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	July 31, 2010	January 30, 2010
Property and equipment, at cost	$2,423,128	$2,362,492
Accumulated depreciation and amortization	(1,218,779)	(1,118,473)

Property and equipment, net	$1,204,349	$1,244,019

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
In the second quarter of Fiscal 2010, as a result of a strategic review the Company conducted of under-performing stores, the Company determined that a number of stores are expected to be closed prior to lease expiration, which caused a triggering event requiring the Company to evaluate the related long-lived assets for impairment. Associated with these expected closures, the Company incurred a non-cash, pre-tax asset impairment charge of $2.2 million, included in stores and distribution expense, for the thirteen weeks ended July 31, 2010.
Store related assets are considered Level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company has store related assets measured at fair value of $16.7 million and $19.3 million on the Condensed Consolidated Balance Sheet at July 31, 2010 and January 30, 2010, respectively.
10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	July 31, 2010	January 30, 2010
Deferred lease credits	$556,839	$546,191
Amortized deferred lease credits	(310,529)	(290,542)

Total deferred lease credits, net	$246,310	$255,649

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rate from continuing operations for the thirteen weeks ended July 31, 2010 was 27.2% expense as compared to a 176.8% expense for the Fiscal 2009 comparable period. The effective tax rate from continuing operations from the twenty-six weeks ended July 31, 2010 was a 6.0% benefit compared to 43.3% expense for the twenty-six weeks ended August 1, 2009. The second quarter Fiscal 2010 rate was favorably impacted by provision-to-return adjustments for certain jurisdictions and the resolution of open tax matters, including the Company’s Advanced Pricing Agreement negotiation that was before the U.S. Competent Authority. The second quarter Fiscal 2009 rate was adversely impacted by a true-up of the estimated annual effective tax rate.

Cash payments of income taxes made during the thirteen weeks ended July 31, 2010 and August 1, 2009 were approximately $14.3 million and $1.0 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended July 31, 2010 and August 1, 2009 were approximately $17.9 million and $18.8 million, respectively.
The Company recorded a valuation allowance against deferred tax assets arising from net operating losses of certain foreign subsidiaries and from realized and unrealized U.S. operations’ investment losses. A portion of net operating loss carryovers begin expiring in Fiscal 2011, some of which have an indefinite carry forward period. As of July 31, 2010 and January 30, 2010, the valuation allowance totaled $1.1 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
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
The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of July 31, 2010. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at July 31, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at July 31, 2010.

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
The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $10.4 million and $35.9 million were outstanding on July 31, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $14.0 million and $14.1 million were outstanding on July 31, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the first quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.
The Company had $53.2 million and $50.9 million outstanding under the Amended Credit Agreement as of July 31, 2010, and January 30, 2010, respectively. The amounts outstanding under the Amended Credit Agreement as of July 31, 2010 and January 30, 2010 were denominated in Japanese Yen. As of July 31, 2010 and January 30, 2010, the Company also had $22.8 million and $20.3 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.
As of July 31, 2010, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $1.9 million and $2.0 million for the thirteen week periods ended July 31, 2010 and August 1, 2009, respectively, and $3.8 million and $2.8 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.7% for the thirteen and twenty-six week periods ended July 31, 2010.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (the “UBS Credit Line”). The amount available under the UBS Credit Line was subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. As a result of UBS acquiring the remaining UBS ARS originally purchased by the Company through UBS and described further in Note 6, “Investments”, the Company terminated the secured, uncommitted demand line of credit with UBS, during the thirteen weeks ended July 31, 2010.

13. DERIVATIVES
The Company is exposed to risks associated with the effect of changes in foreign currency exchange rates and uses derivatives, primarily forward contracts, to manage the financial impacts of these exposures. As of July 31, 2010 and January 30, 2010, all outstanding derivative instruments were designated as hedges and qualified for hedge accounting treatment. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.
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
For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. The Company recognized a gain of $0.7 million reclassified into earnings as a result of the de-designation cash flow hedges during the twenty-six weeks ended July 31, 2010. There was no gain or loss reclassified into earnings during the thirteen weeks ended July 31, 2010.
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of July 31, 2010, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of July 31, 2010 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. generally accepted accounting principles.

As of July 31, 2010, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted foreign-currency-denominated inter-company inventory sales and the resulting settlement of the foreign-currency-denominated inter-company accounts receivable:

Notional Amount(1)
Canadian Dollar	$13,072
British Pound	$30,829
Euro	$11,029
Japanese Yen	$8,379

(1)	Amounts are reported in thousands and in U.S. Dollars.
The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of July 31, 2010 and January 30, 2010 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	July 31,	January 30,	Balance Sheet	July 31,	January 30,
(in thousands)	Location	2010	2010	Location	2010	2010
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$15	$1,348	Accrued Expenses	$—	$—

Refer to Note 7, “Fair Value” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen weeks ended July 31, 2010 and August 1, 2009 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

			Location of Gain			Location of (Loss)
			(Loss)	Amount of		Gain	Amount of (Loss) Gain
			Reclassified from	Gain (Loss)		Recognized in	Recognized in Earnings on
	Amount of Gain (Loss)		Accumulated	Reclassified from		Earnings	Derivative (Ineffective
	Recognized in OCI on		OCI into	Accumulated OCI into		on Derivative	Portion and Amount
	Derivative Contracts		Earnings	Earnings (Effective		(Ineffective Portion and	Excluded from
	(Effective Portion)		(Effective	Portion)		Amount Excluded from	Effectiveness Testing)
	(a)		Portion)	(b)		Effectiveness Testing)	(c)
Thirteen Weeks Ended
(in thousands)	July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$386	$(5,550)	Cost of Goods Sold	$1,459	$(393)	Other Operating Income, Net	$(7)	$236

Twenty-Six Weeks Ended
(in thousands)	July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009		July 31, 2010	August 1, 2009
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$1,480	$(6,162)	Cost of Goods Sold	$603	$1,043	Other Operating Income, Net	$128	$2

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen weeks ended July 31, 2010 and August 1, 2009.

14. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended August 1, 2009. Results from discontinued operations were immaterial for the thirteen and twenty-six weeks ended July 31, 2010.
Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Condensed Consolidated Balance Sheet as of July 31, 2010 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Twenty-Six Weeks Ended
July 31, 2010
Beginning Balance	$46.1
Interest Accretion / Other, Net	(0.3)
Cash Payments	(20.5)

Ending Balance(1)	$25.3

(1)
Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of July 31, 2010, there were $19.5 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.8 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.

15. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $2.0 million and $1.9 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, associated to the SERP. The Company recorded expense of $0.6 million and income of $0.1 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively, associated to the SERP.
The expense for the thirteen weeks ended July 31, 2010, included an expense of $2.1 million to correct a cumulative under accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.

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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and defendants then moved to decertify the putative class.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, 2010, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. Under the agreement in principal, the entire settlement payment of $12 million will be paid by A&F’s insurers. A hearing will be held on September 24, 2010 to enable the District Court to determine whether the proposed settlement is fair, reasonable and adequate and should be approved and effected and whether the class action should therefore be dismissed.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. Plaintiffs’ appeal has been fully briefed and argued and is awaiting decision. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 31, 2010 and the related condensed consolidated statements of operations and comprehensive income (loss) for each of the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2010 and August 1, 2009. These interim financial statements are the responsibility of the Company’s management.
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
September 8, 2010

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
The Company is a specialty retailer that operates stores and direct-to-consumer operations selling casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
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
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2010, net sales increased 17% to $745.8 million from $637.2 million in the second quarter of Fiscal 2009. Operating income was $27.6 million in the second quarter of Fiscal 2010, compared to $8.9 million in the second quarter of Fiscal 2009. The Company had net income of $19.5 million in the second quarter of Fiscal 2010 compared to a net loss of $26.7 million in the second quarter of Fiscal 2009. Net income per diluted share was $0.22 in the second quarter of Fiscal 2010 compared to net loss per basic and diluted share of $0.30 in the second quarter of Fiscal 2009. Fiscal 2010 second quarter net income per diluted share included a non-cash asset impairment charge associated with expected store closures of $0.02 per diluted share. Fiscal 2009 second quarter net loss per basic and diluted share included a net loss of $0.21 per basic and diluted share from discontinued operations. Results from discontinued operations were immaterial for the second quarter of Fiscal 2010.

During the Fiscal 2010 year-to-date period, net sales increased 16% to $1.434 billion from $1.239 billion in Fiscal 2009. Operating income was $8.8 million in the Fiscal 2010 year-to-date period, compared to an operating loss of $25.0 million in Fiscal 2009. The Company had net income of $7.7 million in the Fiscal 2010 year-to-date period compared to a net loss of $86.0 million in Fiscal 2009. Net income per diluted share was $0.09 in the Fiscal 2010 year-to-date period compared to net loss per basic and diluted share of $0.98 in Fiscal 2009. Fiscal 2010 year-to-date net income per diluted share included a non-cash asset impairment charge associated with expected store closures of $0.02 per diluted share. Fiscal 2009 year-to-date net loss per basic and diluted share included a net loss of $0.62 per basic and diluted share from discontinued operations. Results from discontinued operations were immaterial for the Fiscal 2010 year-to-date period.
Net cash used for operating activities was $21.7 million for the twenty-six weeks ended July 31, 2010. In addition, the Company used $59.8 million of cash for capital expenditures and paid dividends totaling $30.8 million during the twenty-six weeks ended July 31, 2010. As of July 31, 2010, the Company had $613.6 million in cash and equivalents and outstanding debt and letters of credit of $77.6 million, compared to $366.5 million in cash and equivalents and outstanding debt and letters of credit of $79.6 million as of August 1, 2009.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	34.9%	33.4%	36.1%	34.9%

GROSS PROFIT	65.1%	66.6%	63.9%	65.1%

Stores and Distribution Expense	48.9%	52.1%	50.1%	53.5%

Marketing, General and Administrative Expense	12.8%	13.6%	13.4%	14.0%

Other Operating Income, Net	(0.3)%	(0.5)%	(0.2)%	(0.4)%

OPERATING INCOME (LOSS)	3.7%	1.4%	0.6%	(2.0)%

Interest Expense (Income), Net	0.1%	(0.3)%	0.1%	(0.3)%

Income (Loss) from Continuing Operations before Taxes	3.6%	1.7%	0.5%	(1.8)%

Tax Expense from Continuing Operations	1.0%	3.0%	0.0%	0.8%

Net Income (Loss) from Continuing Operations	2.6%	(1.3)%	0.5%	(2.5)%

Net Loss from Discontinued Operations (net of taxes)	—	(2.9)%	—	(4.4)%

NET INCOME (LOSS)	2.6%	(4.2)%	0.5%	(6.9)%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 31, 2010 to the thirteen and twenty-six week periods ended August 1, 2009:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales by brand (in millions)	$745.8	$637.2	$1,433.6	$1,239.0
Abercrombie & Fitch	$335.6	$285.3	$639.3	$550.0
abercrombie	$79.1	$71.4	$157.8	$140.6
Hollister	$322.2	$274.3	$620.4	$536.7
Gilly Hicks	$8.9	$6.2	$16.1	$11.7

Increase (decrease) in net sales from prior year	17%	(24)%	16%	(24)%
Abercrombie & Fitch	18%	(26)%	16%	(26)%
abercrombie	11%	(25)%	12%	(26)%
Hollister	17%	(22)%	16%	(21)%
Gilly Hicks	44%	48%	38%	61%

Increase (decrease) in comparable store sales*	5%	(30)%	3%	(30)%
Abercrombie & Fitch	8%	(27)%	6%	(26)%
abercrombie	3%	(29)%	4%	(31)%
Hollister	2%	(33)%	0%	(32)%

Net store sales per average store (in thousands)	$610	$532	$1,165	$1,029
Abercrombie & Fitch	$858	$718	$1,621	$1,376
abercrombie	$340	$306	$673	$600
Hollister	$557	$502	$1,067	$976

Net store sales per average gross square foot	$85	$75	$163	$145
Abercrombie & Fitch	$96	$81	$181	$155
abercrombie	$72	$66	$143	$130
Hollister	$81	$74	$156	$144

Change in transactions per average store	19%	(22)%	18%	(24)%
Abercrombie & Fitch	17%	(22)%	16%	(22)%
abercrombie	16%	(20)%	16%	(23)%
Hollister	20%	(23)%	18%	(26)%

Change in average store transaction value	(4)%	(9)%	(4)%	(6)%
Abercrombie & Fitch	2%	(7)%	2%	(6)%
abercrombie	(4)%	(9)%	(3)%	(8)%
Hollister	(8)%	(7)%	(7)%	(5)%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Change in average units per store transaction	11%	(3)%	9%	(4)%
Abercrombie & Fitch	7%	(5)%	5%	(5)%
abercrombie	13%	(2)%	10%	(1)%
Hollister	13%	(3)%	11%	(4)%

Change in average unit retail sold, including DTC	(15)%	(6)%	(12)%	(3)%
Abercrombie & Fitch	(5)%	(2)%	(3)%	(2)%
abercrombie	(15)%	(8)%	(12)%	(7)%
Hollister	(18)%	(4)%	(16)%	(1)%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
In the second quarter of Fiscal 2010, the Company continued to focus on the key long-term drivers of the business, while being pleased with the year over year progress made in improving its current operating results. The Company’s objective in Fiscal 2010 and subsequent years is to increase its operating margin back toward historical levels, which the Company believes will require a combination of the following factors.
First, returning gross margin toward historic levels. During the second quarter, the gross margin rate decreased 150 basis points primarily due to the 15% decrease in average unit retail, and the Company expects the near-term environment to remain challenging with regard to the gross margin rate. Over time, the Company believes the conditions necessary for achieving improvements in gross margin toward historical levels include optimizing its average unit retail, maintaining tight control over average unit cost, and benefiting from international operations with higher gross margins.
Second, improving average domestic store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores. The Company expects to close approximately 60 domestic stores over the course of Fiscal 2010, predominantly at the end of the year. The majority of the closures will be by way of natural lease expirations in the Abercrombie & Fitch and abercrombie kids brands. The Company also currently expects approximately 50 additional store closures during Fiscal 2011, also predominantly by way of natural lease expirations.
Third, the Company continues with its plans for international store openings in Fiscal 2010 and is seeking to accelerate its international growth beyond that. In Fiscal 2010, the Company remains on track to open Abercrombie & Fitch flagship stores in Fukuoka, Japan and Copenhagen, Denmark and a Hollister Epic store on Fifth Avenue in New York. The Company currently plans to open approximately 20 international mall-based Hollister stores in Fiscal 2010 as well as one Abercrombie & Fitch store in Canada. In addition, the Company plans to open its first Gilly Hicks store in the United Kingdom in the fourth quarter of Fiscal 2010. In Fiscal 2011, the Company plans to open Abercrombie & Fitch flagship stores in Paris, France and Madrid, Spain, and continues to work on further flagship opportunities in 2011 and beyond.
Fourth, the Company continues to focus on sustaining strong growth rates in its direct-to-consumer business, and regards growth in this business as an important factor in achieving its long-term goals.
Fifth, the Company is also focusing significant attention on improving the productivity of its Gilly Hicks brand, which the Company believes is a necessary precursor to expanding the store count for the brand and having a path to profitability.
Finally, the Company will continue to maintain tight control over expenses and to seek greater efficiencies in its operations.
In regard to the balance sheet, the Company ended the second quarter with inventory at cost up 47%, as compared to last year. The increase was due to higher on-hand Spring inventory carryover, higher on-hand Basic and Fall inventory and higher in-transit inventory. The increase in Fall and Basic inventory includes a significant change in the timing of inventory receipts compared to last year. The Company expects inventory levels to remain significantly elevated on a year over year basis at the end of the third quarter, before moderating at the end of Fiscal 2010.
During Fiscal 2010, based on new store opening plans and other capital expenditures, the Company now expects total capital expenditures to be approximately $200 million, including approximately $160 million related to new stores, store refreshes and remodels, and approximately $40 million related to information technology, distribution center and other home office projects.
In Fiscal 2010, the Company will seek to sustain improvements in its operating results while continuing to focus on its long-term strategic objectives.

SECOND QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2010 were $745.8 million, an increase of 17% from net sales of $637.2 million during the second quarter of Fiscal 2009. The net sales increase was attributable to a 5% increase in comparable store sales, a 47% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international.
Year-to-date net sales in Fiscal 2010 were $1.434 billion, an increase of 16% from net sales of $1.239 billion during the comparable period of Fiscal 2009. The net sales increase was attributable to a 3% increase in comparable store sales, a 44% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international.
Comparable store sales by brand for the second quarter of Fiscal 2010 were as follows: Abercrombie & Fitch increased 8%, with women’s increasing by a mid single digit and men’s increasing by a low double digit. abercrombie kids increased 3%, with girls and guys increasing by a low single digit. Hollister increased 2%, with bettys decreasing by a low single digit and dudes increasing by a high single digit.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch increased 6%; abercrombie increased 4%; and Hollister was flat.
On a comparable store sales basis, the United Kingdom was the strongest performing region while Canada and the Midwest U.S. regions were the weakest. Within the U.S., flagship and tourist stores outperformed the non-tourist stores.
For the second quarter of Fiscal 2010, across all brands, the masculine categories continued to out-pace the feminine categories. From a merchandise classification standpoint, for the male business, woven shirts, graphics and fragrance were stronger performing categories while jeans and knit tops were the weaker performing categories. In the female business, dresses, woven shirts and fleece were stronger performing categories while knit tops and jeans were weaker performing categories.
Direct-to-consumer net merchandise sales for the second quarter of Fiscal 2010 were $69.0 million, an increase of 50% from Fiscal 2009 second quarter direct-to-consumer net merchandise sales of $46.1 million. Shipping and handling revenue for the corresponding periods was $11.0 million in Fiscal 2010 and $8.2 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 10.7% of total net sales in the second quarter of Fiscal 2010 compared to 8.5% in the second quarter of Fiscal 2009.
Direct-to-consumer net merchandise sales for the Fiscal 2010 year-to-date period were $137.7 million, an increase of 46% from Fiscal 2009 year-to-date direct-to-consumer net merchandise sales of $94.5 million. Shipping and handling revenue for the corresponding periods was $22.3 million in Fiscal 2010 and $16.6 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.2% of total net sales in the Fiscal 2010 year-to-date period compared to 9.0% in the Fiscal 2009 year-to-date period.
Gross Profit
Gross profit for the second quarter of Fiscal 2010 was $485.3 million compared to $424.5 million for the comparable period in Fiscal 2009. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2010 was 65.1%, down 150 basis points from the second quarter of Fiscal 2009 rate of 66.6%.

The decrease in the gross profit rate for the second quarter of Fiscal 2010 was primarily driven by a 15% decrease in average unit retail, which was partially offset by a reduction in average unit cost.
Year-to-date gross profit for Fiscal 2010 was $916.8 million compared to $806.0 million for the comparable period in Fiscal 2009. The gross profit rate for the year-to-date period of Fiscal 2010 was 63.9%, down 120 basis points from the year-to-date Fiscal 2009 rate of 65.1%.
The decrease in the gross profit rate for the Fiscal 2010 year-to-date period was primarily driven by a 12% decrease in average unit retail, which was partially offset by a reduction in average unit cost.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2010 was $364.5 million compared to $332.3 million for the comparable period in Fiscal 2009. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2010 was 48.9% compared to 52.1% in the second quarter of Fiscal 2009.
Stores and distribution expense for the Fiscal 2010 year-to-date period was $718.9 million compared to $662.6 million for the comparable period in Fiscal 2009. The stores and distribution expense rate for the year-to-date period of Fiscal 2010 was 50.1% compared to 53.5% for the Fiscal 2009 year-to-date period.
The decrease in stores and distribution expense rate for the second quarter of Fiscal 2010 and the Fiscal 2010 year-to-date period was primarily driven by lower store occupancy costs as a percentage of net sales.
Total direct-to-consumer expenses included in stores and distribution expense was $12.9 million and $25.7 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively. Total direct-to-consumer expenses included in stores and distribution expense was $9.7 million and $21.4 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively.
Stores and distribution expense for the thirteen and twenty-six week periods ended July 31, 2010 included a non-cash, pre-tax asset impairment charge associated with expected store closures of $2.2 million, or 0.3% and 0.2% of net sales, respectively.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2010 was $95.2 million compared to $86.7 million during the same period in Fiscal 2009, a 10% increase. For the second quarter of Fiscal 2010, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.8% compared to 13.6% for the second quarter of Fiscal 2009.
The increase in marketing, general and administrative expense for the second quarter was primarily due to increases in compensation and benefits, including incentive and equity compensation, partially offset by a reduction in net legal and outside services expense. Marketing, general and administrative expense included a $3.5 million benefit related to recoveries arising from the outcome of legal proceedings and settlements, offset by expense of $2.1 million to correct an under accrual of the supplemental retirement plan primarily related to Fiscal 2008.

Marketing, general and administrative expense during the Fiscal 2010 year-to-date period was $191.8 million compared to $173.0 million during the same period in Fiscal 2009, an 11% increase. For the year-to-date period of Fiscal 2010, the marketing, general and administrative expense rate was 13.4% compared to 14.0% for the Fiscal 2009 year-to-date period.
The increase in marketing, general and administrative expense for the Fiscal 2010 year-to-date period was primarily due to increases in compensation and benefits, including incentive and equity compensation, and increases in net outside service expense.
Other Operating Income, Net
Second quarter other operating income, net for Fiscal 2010 was $1.9 million compared to $3.3 million for the second quarter of Fiscal 2009.
Year-to-date other operating income, net for Fiscal 2010 was $2.8 million compared to $4.7 million for the year-to-date period of Fiscal 2009.
The decreases for the second quarter and year-to-date period of Fiscal 2010 were driven by net losses from foreign currency denominated transactions in the current periods compared to net gains from foreign currency denominated transactions in the comparable prior year periods.
Interest Expense (Income), Net and Tax Expense (Benefit) from Continuing Operations
Second quarter interest expense was $1.9 million in Fiscal 2010, offset by interest income of $1.1 million, compared to interest income of $3.8 million, offset by interest expense of $2.0 million in the second quarter of Fiscal 2009. The decrease in interest income was primarily the result of a lower average rate of return on investments.
Year-to-date interest expense was $3.8 million in Fiscal 2010, offset by interest income of $2.2 million, compared to interest income of $6.0 million, offset by interest expense of $2.8 million in the year-to-date period of Fiscal 2009. The decrease in interest income was primarily the result of a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions, additional borrowings under the unsecured credit agreement and higher fees associated with the unsecured amended credit agreement.
The effective tax rate for continuing operations for the second quarter of Fiscal 2010 was a 27.2% expense, compared to a 176.8% expense for the second quarter of Fiscal 2009. The tax rate for the thirteen weeks ended July 31, 2010 was favorably impacted by provision-to-return adjustments for certain jurisdictions and the resolution of open tax matters. The tax rate for the thirteen weeks ended August 1, 2009 was adversely impacted by a true up of the estimated annual effective tax rate as calculated in accordance with U.S. generally accepted accounting principles.
The effective tax rate for continuing operations for the year-to-date period of Fiscal 2010 was a 6.0% benefit, compared to a 43.3% expense for the year-to-date period of Fiscal 2009.
On a full year basis, the Company expects the effective tax rate to be approximately 37%. The rate remains sensitive to the domestic/international profit mix.

Net Loss from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended August 1, 2009. Net loss from discontinued operations, net of tax, was $18.6 million and $54.7 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively. Results from discontinued operations were immaterial for the thirteen and twenty-six weeks ended July 31, 2010.
Refer to Note 14, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Net Income (Loss) and Net Income (Loss) per Share
Net income for the second quarter of Fiscal 2010 was $19.5 million compared to a net loss of $26.7 million for the second quarter of Fiscal 2009. Net income per diluted share for the second quarter of Fiscal 2010 was $0.22 compared to net loss per basic and diluted share of $0.30 for the same period of Fiscal 2009. Net loss per basic and diluted share for the second quarter of Fiscal 2009 included a net loss of $0.21 per basic and diluted share from discontinued operations.
Net income for the year-to-date period of Fiscal 2010 was $7.7 million compared to a net loss of $86.0 million for the year-to-date period of Fiscal 2009. Net income per diluted share for the year-to-date period of Fiscal 2010 was $0.09 compared to net loss per basic and diluted share of $0.98 for the same period of Fiscal 2009. Net loss per basic and diluted share for the year-to-date period of Fiscal 2009 included a net loss of $0.62 per basic and diluted share from discontinued operations.
Net income for the thirteen and twenty-six week periods ended July 31, 2010 included a non-cash asset impairment charge associated with the expected store closures of $0.02 per share.
FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $613.6 million in cash and equivalents available as of July 31, 2010, as well as an additional $296.8 million available (less outstanding letters of credit of $24.4 million) under its unsecured Amended Credit Agreement (as amended in June 2009), as described in Note 12, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio and also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus the $99.5 million representing the unused portion of the allowable expenditures from Fiscal 2009, all defined in the Amended Credit Agreement. The Company was in compliance with the applicable ratio requirements and other covenants at July 31, 2010. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
A summary of the Company’s working capital position and capitalization follows (in thousands):

	July 31, 2010	January 30, 2010

Working capital	$800,606	$786,474

Capitalization:
Shareholders’ equity	$1,819,697	$1,827,917

Operating Activities
Net cash used for operating activities was $21.7 million for the twenty-six weeks ended July 31, 2010, compared to net cash provided by operating activities of $47.0 million for the twenty-six weeks ended August 1, 2009. The net use of cash when comparing the two years was driven by increases in inventory, partially offset by increased net income.
Investing Activities
Cash outflows for investing activities for the twenty-six weeks ended July 31, 2010 were primarily for capital expenditures related to new store construction and information technology investments (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures compared to Fiscal 2009 primarily related to the timing of new flagship and domestic mall-based store openings. For the twenty-six week periods ended July 31, 2010 and August 1, 2009, the Company also had cash outflows for investing activities related to the purchase of rabbi trust assets and cash inflows for investing activities related to the sale of marketable securities.
Financing Activities
Financing activities for the twenty-six week period ended July 31, 2010 consisted of cash outflows of $30.8 million related to the payment of the $0.175 per share quarterly dividends on March 16, 2010 and June 15, 2010.
As of July 31, 2010, approximately 11.3 million shares were available for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock. A&F did not repurchase any shares of A&F’s Common Stock during the twenty-six weeks ended July 31, 2010.
The Company had $53.2 million and $50.9 million of debt outstanding under its unsecured Amended Credit Agreement on July 31, 2010 and January 30, 2010, respectively. The debt outstanding as of July 31, 2010 and January 30, 2010 was denominated in Japanese Yen. The average interest rate for the twenty-six weeks ended was 2.7%. As of July 31, 2010, the Company had an additional $296.8 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.65 to 1.00 at July 31, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. On June 16, 2009, the definition of Consolidated EBITDAR was amended for the purpose of the Amended Credit Agreement, to add back the following items, among others, (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at July 31, 2010.

The unsecured Amended Credit Agreement is more fully described in Note 12, “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $10.4 million and $35.9 million were outstanding on July 31, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $14.0 million and $14.1 million were outstanding on July 31, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the first quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.
Off-Balance Sheet Arrangements
As of July 31, 2010, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended July 31, 2010, changes to the contractual obligations from those as of January 30, 2010 included the payment of $20.5 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of July 31, 2010, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

May 1, 2010	347	209	528	16	1,100
New	1	1	2	1	5
Remodels/Conversions (net activity)	1	—	—	—	1
Closed	(4)	(4)	—	—	(8)

July 31, 2010	345	206	530	17	1,098

Gross Square Feet (thousands)

May 1, 2010	3,111	988	3,615	161	7,875
New	12	6	14	5	37
Remodels/Conversions (net activity)	8	—	—	—	8
Closed	(34)	(18)	—	—	(52)

July 31, 2010	3,097	976	3,629	166	7,868

Average Store Size	8,977	4,738	6,847	9,765	7,166

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

May 2, 2009	354	212	515	16	1,097
New	—	1	5	—	6
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	—	—	—	—	—

August 1, 2009	354	213	520	16	1,103

Gross Square Feet (thousands)

May 2, 2009	3,144	981	3,475	161	7,761
New	—	5	80	—	85
Remodels/Conversions (net activity)	—	—	(3)	—	(3)
Closed	—	—	—	—	—

August 1, 2009	3,144	986	3,552	161	7,843

Average Store Size	8,881	4,629	6,831	10,063	7,111

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 30, 2010	346	209	525	16	1,096
New	3	2	6	1	12
Remodels/Conversions (net activity)	1	—	—	—	1
Closed	(5)	(5)	(1)	—	(11)

July 31, 2010	345	206	530	17	1,098

Gross Square Feet (thousands)

January 30, 2010	3,110	979	3,597	161	7,847
New	25	19	43	5	92
Remodels/Conversions (net activity)	4	—	(4)	—	—
Closed	(42)	(22)	(7)	—	(71)

July 31, 2010	3,097	976	3,629	166	7,868

Average Store Size	8,977	4,738	6,847	9,765	7,166

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 31, 2009	356	212	515	14	1,097
New	—	3	6	2	11
Closed	(2)	(2)	(1)	—	(5)

August 1, 2009	354	213	520	16	1,103

Gross Square Feet (thousands)

January 31, 2009	3,164	976	3,474	146	7,760
New	—	19	87	15	121
Remodels/Conversions (net activity)	—	—	(3)	—	(3)
Closed	(20)	(9)	(6)	—	(35)

August 1, 2009	3,144	986	3,552	161	7,843

Average Store Size	8,881	4,629	6,831	10,063	7,111

CAPITAL EXPENDITURES
In Fiscal 2010, the Company continues to expect to open Abercrombie & Fitch flagship stores in Copenhagen, Denmark and Fukuoka, Japan and a Hollister Epic store on Fifth Avenue in New York. In Fiscal 2011, the Company continues to expect to open Abercrombie & Fitch flagship stores in Paris, France and Madrid, Spain.
The Company now expects to open approximately 20 international mall-based Hollister stores in Fiscal 2010, a reduction from the prior estimate of approximately 25 stores. The Company has confirmed plans to open one Abercrombie & Fitch store in Canada and its first international Gilly Hicks store in the United Kingdom in the fourth quarter of Fiscal 2010.
Domestically, the Company expects to open three Abercrombie & Fitch stores, including its first store in Puerto Rico, three abercrombie kids stores, three Hollister stores, two Gilly Hicks stores and four outlet stores.
Capital expenditures totaled $59.8 million and $106.7 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	July 31, 2010	August 1, 2009
New Store Construction, Store Refreshes and Remodels	$45.3	$80.4
Home Office, Distribution Centers and Information Technology	14.5	26.3

Total Capital Expenditures	$59.8	$106.7

During Fiscal 2010, based on new store opening plans and other capital expenditures, the Company now expects total capital expenditures to be approximately $200 million, including approximately $160 million related to new stores, store refreshes and remodels, and approximately $40 million related to information technology, distribution center and other home office projects.
CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended August 1, 2009. Results from discontinued operations were immaterial for the thirteen and twenty-six weeks ended July 31, 2010.
Costs associated with exit or disposal activities are recorded when the liability is incurred. The Company expects to make gross cash payments of approximately $29.5 million in Fiscal 2010, of which $20.5 million was paid during the twenty-six weeks ended July 31, 2010, and an aggregate of $19.2 million in fiscal years thereafter, related primarily to lease termination agreements associated with the closure of RUEHL branded stores.

Below is a roll forward of the present value of liabilities recognized on the Condensed Consolidated Balance Sheet as of July 31, 2010 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in millions):

Twenty-Six Weeks Ended
July 31, 2010
Beginning Balance	$46.1
Interest Accretion / Other, Net	(0.3)
Cash Payments	(20.5)

Ending Balance(1)	$25.3

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. As of July 31, 2010, there were $19.5 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.8 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.
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

Revenue Recognition

The Company recognizes retail sales at the time the customer takes possession of the merchandise. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The value of point of sale coupons that result in a reduction of the price paid by the customer are recorded as a reduction of sales.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return rate as of July 31, 2010 would have affected pre-tax income by approximately $0.6 million for the thirteen and twenty-six week periods ended July 31, 2010.

A 10% change in the assumption of the redemption pattern for gift cards as of July 31, 2010 would have been immaterial to pre-tax income for the thirteen and twenty-six week periods ended July 31, 2010.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield a 29% increase in impairment and a 50 basis point decrease in the market required rate of return will yield a 30% decrease in impairment.

Inventory Valuation

Inventories are principally valued at the lower of average cost or market utilizing the retail method.

The Company reduces inventory value by recording a valuation reserve that represents estimated future permanent markdowns necessary to sell-through the inventory.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items.
The Company has not made any material changes in the accounting methodology used to determine the shrink reserve or valuation reserve over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $2.1 million for the thirteen and twenty-six week periods ended July 31, 2010.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $0.8 million for the thirteen and twenty-six week periods ended July 31, 2010.

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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
The Company does not expect material changes in the judgments and interpretations used to calculate deferred tax assets and liabilities as of July 31, 2010. However, changes may occur and actual results could differ materially.

The Company does not expect material changes in the near term to underlying assumptions used to calculate the tax provisions for the thirteen and twenty-six week periods ended July 31, 2010. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax expense.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the twenty-six week period ended July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

A 10% increase in term would yield a 3% increase in the Black-Scholes valuation for stock appreciation rights, while a 10% increase in volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights.

Policy	Effect if Actual Results Differ from Assumptions

Supplemental Executive Retirement Plan

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation (base salary and cash incentive compensation) averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement.

The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s final average compensation, life expectancy and discount rate.
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of July 31, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of July 31, 2010 would increase the SERP accrual by approximately $1.2 million. A 50 basis point increase in the discount rate as of July 31, 2010 would decrease the SERP accrual by approximately $0.4 million.

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
The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2010 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	general economic and financial conditions could have a material adverse effect on the Company’s business, results of operations and liquidity;
•	loss of the services of skilled senior executive officers could have a material adverse effect on the Company’s business;
•	ability to hire, train and retain qualified associates could have a material adverse effect on the Company’s business;
•	equity-based compensation awarded under the employment agreement with the Company’s Chief Executive Officer could adversely impact the Company’s cash flows, financial position or results of operations and could have a dilutive effect on the Company’s outstanding Common Stock;
•	failure to anticipate, identify and respond to changing consumer preferences and fashion trends in a timely manner could cause the Company’s profitability to decline;
•	unseasonable weather conditions affecting consumer preferences could have a material adverse effect on the Company’s business;
•	disruptive weather conditions affecting the consumers’ ability to shop could have a material adverse effect on the Company’s business;
•	the Company’s market share may be adversely impacted at any time by a significant number of competitors;
•	the Company’s international expansion plan is dependent on many factors, any of which could delay or prevent successful penetration into new markets and strain its resources;
•	the Company’s growth strategy relies on the addition of new stores, which may strain the Company’s resources and adversely impact current store performance;
•	the Company may incur costs related to store closures;
•	availability and market prices of key raw materials and labor costs could have a material adverse effect on the Company’s business and results of operations;
•	the interruption of the flow of merchandise from key vendors and international manufacturers could disrupt the Company’s supply chain;

•	the Company does not own or operate any manufacturing facilities and therefore depends upon independent third parties for the manufacture of all its merchandise;
•	the Company’s reliance on two distribution centers domestically located in the same vicinity, and one distribution center internationally, makes it susceptible to disruptions or adverse conditions affecting its distribution centers;
•	the Company’s reliance on third parties to deliver merchandise from its distribution centers to its stores and direct-to-consumer customers could result in disruptions to its business;
•	the Company’s development of new brand concepts could have a material adverse effect on the Company’s financial condition or results of operations;
•	fluctuations in foreign currency exchange rates could adversely impact financial results;
•	the Company’s net sales and inventory levels fluctuate on a seasonal basis, causing its results of operations to be particularly susceptible to changes to back-to-school and holiday shopping patterns;
•	the Company’s ability to attract customers to its stores depends heavily on the success of the shopping centers in which they are located;
•	comparable store sales will continue to fluctuate on a regular basis;
•	the Company’s net sales are affected by direct-to-consumer sales;
•	the Company may be exposed to risks and costs associated with credit card fraud and identity theft;
•	the Company’s litigation exposure could exceed expectations, having a material adverse effect on the Company’s financial condition or results of operations;
•	the Company’s failure to adequately protect its trademarks could have a negative impact on its brand image and limit its ability to penetrate new markets;
•	the Company’s unsecured credit agreement includes financial and other covenants that impose restrictions on its financial and business operations;
•	changes in taxation requirements could adversely impact financial results;
•	the Company’s inability to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might increase expense and adversely impact financial results;
•	modifications and/or upgrades to information technology systems may disrupt operations;
•	the Company could suffer if the Company’s computer systems are disrupted or cease to operate effectively;

•	effects of political and economic events and conditions domestically, and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war could have a material adverse effect on the Company’s business;
•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic could have a material adverse effect on the Company’s business;
•	changes in the regulatory or compliance landscape could adversely effect the Company’s business or results of operations; and

•	the Company’s operations may be effected by greenhouse emissions and climate change.
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
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 33 years. The par and carrying values, and related cumulative impairment charges for the Company’s marketable securities as of July 31, 2010 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$107,999	$(4,699)	$103,300
Auction rate securities — municipal authority bonds	28,575	(4,339)	24,236

Total available-for-sale securities	$136,574	$(9,038)	$127,536

As of July 31, 2010, approximately 76% of the Company’s ARS were “AAA” rated, approximately 11% of the Company’s ARS were “AA” rated, and approximately 13% were “A-” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. As of July 31, 2010, the Company did not incur any credit losses on available-for-sale ARS. Furthermore, as of July 31, 2010, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of July 31, 2010, total assets held in the Rabbi Trust were $76.5 million, which included $12.1 million of municipal notes and bonds with maturities that ranged from three to four years, trust-owned life insurance policies with a cash surrender value of $64.1 million and $0.3 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.6 million and $3.1 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $1.1 million and $4.3 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

Interest Rate Risks
As of July 31, 2010, the Company had $53.2 million in long-term debt outstanding under the unsecured Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.7% for the thirteen and twenty-six week period ended July 31, 2010. Additionally, as of July 31, 2010, the Company had $296.8 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at July 31, 2010, if market interest rates average an increase of 100 basis points over the final twenty-six week period for Fiscal 2010 compared to the interest rates incurred for the twenty-six week period ended July 31, 2010, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 29, 2011 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2010. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 31, 2010 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint seeks injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and defendants then moved to decertify the putative class.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases allege claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs seek unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, 2010, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. Under the agreement in principal, the entire settlement payment of $12 million will be paid by A&F’s insurers. A hearing will be held on September 24, 2010 to enable the District Court to determine whether the proposed settlement is fair, reasonable and adequate and should be approved and effected and whether the class action should therefore be dismissed.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of the same matters alleged in the Ross case and seeking equitable and monetary relief on behalf of A&F. In March of 2006, the federal court derivative actions were consolidated with the Ross actions for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative lawsuit, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal. Plaintiffs’ appeal has been fully briefed and argued and is awaiting decision. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.
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
The Company’s risk factors as of July 31, 2010 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended July 31, 2010:

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average	as Part of Publicly	Shares that May Yet be
	Shares	Price Paid	Announced Plans	Purchased under the
	Purchased	per Share	or Programs	Plans or Programs
Period (Fiscal Month)	(1)	(2)	(3)	(4)
May 2, 2010 through May 29, 2010	6,005	$36.33	—	11,346,900

May 30, 2010 through July 3, 2010	716	$36.45	—	11,346,900

July 4, 2010 through July 31, 2010	511	$35.38	—	11,346,900

Total	7,232	$36.28	—	11,346,900

(1)	The shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended July 31, 2010 represented an aggregate of 7,232 shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted stock awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations during the quarterly period (thirteen-week period) ended July 31, 2010. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS
(a)	Exhibits

4.1
Supplement No. 1 dated as of May 26, 2010, executed by AFH Puerto Rico LLC And PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, to the Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among Abercrombie & Fitch Co.; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of Abercrombie & Fitch Co. other than Abercrombie & Fitch Management Co.; and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, incorporated herein by reference to Exhibit 4.1 to Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).

4.7
Credit Agreement, dated as of April 15, 2008 (the “Credit Agreement”), among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time-to-time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent. NOTE: The number of this exhibit (4.7) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.7 includes all schedules, attachments and exhibits to the Credit Agreement, in their entirety.*

4.12
Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement), A&F, the Lenders (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent. NOTE: The number of this exhibit (4.12) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.12 includes all schedules, attachments and exhibits to Amendment No. 1 to the Credit Agreement, in their entirety.*

4.14
Amendment No. 2 to Credit Agreement, made as of June 16, 2009, by and among Abercrombie & Fitch Management Co., as a borrower; Abercrombie & Fitch Europe SA, Abercrombie & Fitch (UK) Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; Abercrombie & Fitch Co., as a guarantor; National City Bank, as a Co-Lead Arranger, Global Agent, Swing Line Lender, an LC Issuer and a Lender; JP Morgan Chase Bank, N.A., as a Co-Lead Arranger, Syndication Agent and a Lender; The Huntington National Bank, as a Lender; National City Bank, Canada Branch, as a Canadian Lender; J.P. Morgan Chase Bank, N.A. (Canada Branch), as a Lender; J.P. Morgan Europe Limited, as a Lender; Fifth Third Bank, as a Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennsylvania, as a Lender; Sumitomo Mitsui Banking Corporation, as a Lender; U.S. Bank National Association, as a Lender; and PNC Bank, National Association, as a Lender. NOTE: The number of this exhibit (4.14) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.14 includes all schedules, attachments and exhibits to Amendment No. 2 to the Credit Agreement, in their entirety.*

10.1
Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner, incorporated herein by reference to Exhibit 10.2 to Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).

10.48
Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co. NOTE: The number of this exhibit (10.48) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 10.48 includes all schedules, attachments and exhibits to the Credit Line — Borrower Agreement, in their entirety.*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009; (ii) Condensed Consolidated Balance Sheets at July 31, 2010 and January 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009; and (iv) Notes to Condensed Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 8, 2010	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.7
Credit Agreement, dated as of April 15, 2008 (the “Credit Agreement”), among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time-to-time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent. NOTE: The number of this exhibit (4.7) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.7 includes all schedules, attachments and exhibits to the Credit Agreement, in their entirety.

4.12
Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement), A&F, the Lenders (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent. NOTE: The number of this exhibit (4.12) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.12 includes all schedules, attachments and exhibits to Amendment No. 1 to the Credit Agreement, in their entirety.

4.14
Amendment No. 2 to Credit Agreement, made as of June 16, 2009, by and among Abercrombie & Fitch Management Co., as a borrower; Abercrombie & Fitch Europe SA, Abercrombie & Fitch (UK) Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; Abercrombie & Fitch Co., as a guarantor; National City Bank, as a Co-Lead Arranger, Global Agent, Swing Line Lender, an LC Issuer and a Lender; JP Morgan Chase Bank, N.A., as a Co-Lead Arranger, Syndication Agent and a Lender; The Huntington National Bank, as a Lender; National City Bank, Canada Branch, as a Canadian Lender; J.P. Morgan Chase Bank, N.A. (Canada Branch), as a Lender; J.P. Morgan Europe Limited, as a Lender; Fifth Third Bank, as a Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennsylvania, as a Lender; Sumitomo Mitsui Banking Corporation, as a Lender; U.S. Bank National Association, as a Lender; and PNC Bank, National Association, as a Lender. NOTE: The number of this exhibit (4.14) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 4.14 includes all schedules, attachments and exhibits to Amendment No. 2 to the Credit Agreement, in their entirety.

10.48
Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co. NOTE: The number of this exhibit (10.48) reflects numbering system used when this exhibit was identified in Item 15(a)(3) of the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended January 30, 2010. As filed herewith, Exhibit 10.48 includes all schedules, attachments and exhibits to the Credit Line — Borrower Agreement, in their entirety.

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

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009; (ii) Condensed Consolidated Balance Sheets at July 31, 2010 and January 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.