Form 10-Q
period 2010-10-30
ABERCROMBIE & FITCH CO /DE/
filed 2010-12-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 3, 2010

$.01 Par Value	87,846,242 Shares

ABERCROMBIE & FITCH CO.

Page No.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Thirteen and Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009	3

Condensed Consolidated Balance Sheets October 30, 2010 and January 30, 2010	4

Condensed Consolidated Statements of Cash Flows Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	54

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
NET SALES	$885,778	$753,684	$2,319,381	$1,992,635
Cost of Goods Sold	321,346	270,597	838,186	703,579

GROSS PROFIT	564,432	483,087	1,481,195	1,289,056
Stores and Distribution Expense	385,135	349,362	1,104,027	1,011,968
Marketing, General and Administrative Expense	102,612	87,867	294,450	260,878
Other Operating Income, Net	(1,692)	(1,609)	(4,507)	(6,266)

OPERATING INCOME	78,377	47,467	87,225	22,476
Interest Expense (Income), Net	671	461	2,303	(2,691)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	77,706	47,006	84,922	25,167
Tax Expense (Benefit) from Continuing Operations	27,666	(2,217)	27,232	7,239

NET INCOME FROM CONTINUING OPERATIONS	$50,040	$49,223	$57,690	$17,928

LOSS FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$(10,439)	$—	$(65,131)

NET INCOME (LOSS)	$50,040	$38,784	$57,690	$(47,203)

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.57	$0.56	$0.65	$0.20

DILUTED	$0.56	$0.55	$0.64	$0.20

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$(0.12)	$—	$(0.74)

DILUTED	$—	$(0.12)	$—	$(0.74)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.57	$0.44	$0.65	$(0.54)

DILUTED	$0.56	$0.44	$0.64	$(0.54)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,236	87,943	88,184	87,839
DILUTED	90,069	88,730	89,731	87,839

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$8,866	$1,639	$6,631	$9,640
(Loss) gain on Marketable Securities, net of taxes of $543 and $(1,402) for the thirteen week periods ended October 30, 2010 and October 31 2009, respectively, and $(1,422) and $193 for the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively	(925)	2,387	2,421	(328)
Unrealized (loss) gain on derivative financial instruments, net of taxes of $1,170 and $(1,088) for the thirteen week periods ended October 30, 2010 and October 31, 2009, respectively, and $846 and $1,586 for the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively	(1,991)	1,840	(1,438)	(2,699)

Other Comprehensive Income	$5,950	$5,866	$7,614	$6,613

COMPREHENSIVE INCOME (LOSS)	$55,990	$44,650	$65,304	$(40,590)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	October 30, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$618,222	$680,113
Marketable Securities	—	32,356
Receivables	82,264	90,865
Inventories	511,821	310,645
Deferred Income Taxes	69,943	44,570
Other Current Assets	83,849	77,297

TOTAL CURRENT ASSETS	1,366,099	1,235,846

PROPERTY AND EQUIPMENT, NET	1,220,103	1,244,019

NON-CURRENT MARKETABLE SECURITIES	124,837	141,794

OTHER ASSETS	211,738	200,207

TOTAL ASSETS	$2,922,777	$2,821,866

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$202,044	$150,134
Accrued Expenses	242,835	246,289
Deferred Lease Credits	43,336	43,597
Income Taxes Payable	57,096	9,352

TOTAL CURRENT LIABILITIES	545,311	449,372

LONG-TERM LIABILITIES:
Deferred Income Taxes	47,178	47,142
Deferred Lease Credits	202,596	212,052
Long-Term Debt	81,670	71,213
Other Liabilities	199,191	214,170

TOTAL LONG-TERM LIABILITIES	530,635	544,577

SHAREHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 30, 2010 and January 30, 2010	1,033	1,033
Paid-In Capital	345,975	339,453
Retained Earnings	2,195,096	2,183,690
Accumulated Other Comprehensive Loss, net of tax	(1,359)	(8,973)
Treasury Stock, at Average Cost - 15,489 and 15,314 shares at October 30, 2010 and January 30, 2010, respectively	(693,914)	(687,286)

TOTAL SHAREHOLDERS’ EQUITY	1,846,831	1,827,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,922,777	$2,821,866

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009

OPERATING ACTIVITIES:
Net Income (Loss)	$57,690	$(47,203)

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	167,756	178,693
Loss on Disposal / Write-off of Assets	2,702	8,818
Non-Cash Charge for Asset Impairment	2,247	51,536
Amortization of Deferred Lease Credits	(34,744)	(34,726)
Share-Based Compensation	30,136	26,615
Tax Deficiency from Share-Based Compensation	(1,770)	(6,199)
Deferred Taxes	(23,135)	(31,722)
Lessor Construction Allowances	26,769	29,205
Changes in Assets and Liabilities:
Inventories	(200,362)	26,919
Accounts Payable and Accrued Expenses	28,877	36,942
Income Taxes	47,731	(7,626)
Other Assets and Liabilities	(26,444)	(60,378)

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,453	170,874

INVESTING ACTIVITIES:
Capital Expenditures	(116,965)	(144,537)
Purchase of Trust-Owned Life Insurance Policies	(11,583)	(9,789)
Proceeds from Sales of Marketable Securities	64,917	40,350

NET CASH USED FOR INVESTING ACTIVITIES	(63,631)	(113,976)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	5,985	1,687
Repayment of Borrowings under Credit Agreement	—	(100,000)
Proceeds from Borrowings under Credit Agreement	—	48,056
Change in Outstanding Checks and Other	(7,356)	(20,372)
Dividends Paid	(46,285)	(46,104)
Purchase of Treasury Shares	(29,207)	—

NET CASH USED FOR FINANCING ACTIVITIES	(76,863)	(116,733)

EFFECT OF EXCHANGE RATES ON CASH	1,150	4,600

NET DECREASE IN CASH AND EQUIVALENTS:	(61,891)	(55,235)
Cash and Equivalents, Beginning of Period	680,113	522,122

CASH AND EQUIVALENTS, END OF PERIOD	$618,222	$466,887

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$17,479	$(7,319)

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
The Condensed Consolidated Financial Statements as of October 30, 2010 and for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009 are unaudited and are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010. The January 30, 2010 condensed consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2010.
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 31, 2009. Results from discontinued operations were immaterial for the thirteen and thirty-nine weeks ended October 30, 2010.
The Condensed Consolidated Financial Statements as of October 30, 2010 and for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the condensed consolidated financial statements.
PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the condensed consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Geographic Information
Financial information relating to the Company’s operations by geographic area follows:
Net Sales:
Net sales includes net sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands):	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
United States	$721,705	$665,953	$1,903,082	$1,773,916
International	164,073	87,731	416,299	218,719

Total	$885,778	$753,684	$2,319,381	$1,992,635

Long-Lived Assets:

(in thousands):	October 30, 2010	January 30, 2010
United States	$1,054,478	$1,137,844
International	274,489	194,461

Total	$1,328,967	$1,332,305

Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.
3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $10.2 million and $30.1 million for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $9.3 million and $26.6 million for the thirteen and thirty-nine week periods ended October 31, 2009, respectively. The Company also recognized $3.7 million and $10.8 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended October 30, 2010, respectively, and $3.4 million and $9.8 million in tax benefits related to share-based compensation for the thirteen and thirty-nine week periods ended October 31, 2009, respectively.

For share-based compensation that is expected to result in a tax deduction, a deferred tax asset is established at the time the Company recognizes share-based compensation expense. The actual tax deduction for share-based compensation generally occurs after an equity award vests or is exercised and is measured at the equity award’s intrinsic value at the time of vesting or exercise. If the tax deduction exceeds the recorded deferred tax asset, an excess tax benefit is recorded to a “pool of windfall tax benefits” account, as a component of additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, a “shortfall” is recorded against the “pool of windfall tax benefits” account to the extent of prior recognized aggregate “windfalls,” with any remaining amount charged to tax expense. As of October 30, 2010, the “pool of windfall tax benefits” account had a balance of $83.3 million, which is sufficient to fully absorb any “shortfall” associated with existing outstanding equity awards.
The Company adjusts share-based compensation expense on a quarterly basis for actual award forfeitures and for changes to the estimate of expected forfeitures based on historical forfeiture experience. The adjustments for forfeitures were credits of $4.1 million and $3.3 million during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.
A&F issues shares of Class A Common Stock (“Common Stock”) for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of October 30, 2010, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the time of settlement.
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
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted using the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period.

Stock Options
The Company did not grant any stock options during the thirty-nine weeks ended October 30, 2010. The weighted-average estimated fair value of stock options granted during the thirty-nine weeks ended October 31, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

Thirty-nine
Weeks Ended
October 31,
2009

Grant date market price	$22.87
Exercise price	$22.87
Fair value	$8.26

Assumptions:
Price volatility	50%
Expected term (Years)	4.1
Risk-free interest rate	1.6%
Dividend yield	1.7%
Below is a summary of stock option activity for the thirty-nine weeks ended October 30, 2010:

		Weighted-		Weighted-Average
	Number of	Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 30, 2010	2,969,861	$38.36
Granted	—	—
Exercised	(224,016)	28.19
Forfeited or cancelled	(84,750)	69.11

Outstanding at October 30, 2010	2,661,095	$38.22	$31,682,136	2.9

Stock options exercisable at October 30, 2010	2,422,582	$35.89	$30,201,366	2.4

Stock options expected to become exercisable at October 30, 2010	224,582	$62.08	$1,376,608	7.4

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 30, 2010 was $2.7 million and was immaterial for the thirty-nine weeks ended October 31, 2009.
The grant date fair value of stock options vested during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $3.8 million and $5.1 million, respectively.
As of October 30, 2010, there was $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years.

Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-nine Weeks Ended
	Chairman and Chief
	Executive Officer		Other Executive Officers		All Other Associates
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009	2010	2009
Grant date market price	$44.86	$28.42	$44.86	$25.77	$44.28	$25.72
Exercise price	$44.86	$32.99	$44.86	$25.77	$44.28	$25.72
Fair value	$16.96	$9.67	$16.99	$10.06	$16.49	$9.84
Assumptions:
Price volatility	50%	47%	51%	52%	53%	53%
Expected term (Years)	4.7	5.6	4.5	4.5	4.1	4.1
Risk-free interest rate	2.3%	2.5%	2.3%	1.6%	2.0%	1.6%
Dividend yield	2.1%	2.4%	2.1%	1.7%	2.1%	1.7%
Below is a summary of stock appreciation rights activity for the thirty-nine weeks ended October 30, 2010:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 30, 2010	5,788,867	$30.88
Granted:
Chairman and Chief Executive Officer	829,697	44.86
Other Executive Officers	435,000	44.86
All Other Associates	302,100	44.28
Exercised	(40,850)	25.73
Forfeited or cancelled	(123,475)	26.36

Outstanding at October 30, 2010	7,191,339	$34.00	$70,316,047	6.1

Stock appreciation rights exercisable at October 30, 2010	402,241	$30.79	$4,853,066	6.8

Stock appreciation rights expected to become exercisable at October 30, 2010	6,651,145	$34.10	$64,689,708	6.0

The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended October 30, 2010 was immaterial.

The grant date fair value of stock appreciation rights vested during the thirty-nine weeks ended October 30, 2010 was $5.0 million.
As of October 30, 2010, there was $58.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirty-nine weeks ended October 30, 2010:

		Weighted-Average
		Grant Date Fair
Restricted Stock Units	Number of Shares	Value
Non-vested at January 30, 2010	1,331,048	$55.45
Granted	423,886	41.36
Vested	(394,084)	59.54
Forfeited	(176,231)	52.03

Non-vested at October 30, 2010	1,184,619	$49.52

The total fair value of restricted stock units granted during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $17.5 million and $11.0 million, respectively.
The total grant date fair value of restricted stock units vested during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $23.5 million and $25.5 million, respectively.
As of October 30, 2010, there was $34.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.
4. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income (loss) per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.
Weighted-Average Shares Outstanding and Anti-dilutive Shares (in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
Shares of Common Stock issued	103,300		103,300		103,300		103,300
Treasury shares	(15,064)		(15,357)		(15,116)		(15,461)

Weighted-Average — basic shares	88,236		87,943		88,184		87,839

Dilutive effect of stock options, stock appreciation rights and restricted stock units	1,833		787		1,547		—

Weighted-Average — diluted shares	90,069		88,730		89,731		87,839

Anti-dilutive shares	6,848	(1)	4,548	(1)	5,491	(1)	10,113	(2)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units oustanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

(2)	Reflects the number of stock options, stock appreciation rights and restricted stock units oustanding, but excluded from the computation of net loss per diluted share because the Company was in a net loss position and the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	October 30, 2010	January 30, 2010
Cash and equivalents:
Cash	$191,274	$196,496
Money market funds	426,948	483,617

Total cash and equivalents	$618,222	$680,113

6. INVESTMENTS
Investments consisted of (in thousands):

	October 30, 2010	January 30, 2010

Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	$—	$20,049
Auction rate securities — UBS — municipal authority bonds	—	12,307

Total trading securities	—	32,356

Marketable securities — Non-Current:

Available-for-sale securities:
Auction rate securities — student loan backed	100,978	118,390
Auction rate securities — municipal authority bonds	23,859	23,404

Total available-for-sale securities	124,837	141,794

Rabbi Trust assets: (1)
Money market funds	445	1,316
Municipal notes and bonds	12,024	18,537
Trust-owned life insurance policies (at cash surrender value)	64,788	51,391

Total Rabbi Trust assets	77,257	71,244

Total investments	$202,094	$245,394

(1)	Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use.

At October 30, 2010 and January 30, 2010, the Company’s marketable securities consisted of investment grade auction rate securities (“ARS”) invested in insured student loan backed securities and municipal authority bonds, with maturities ranging from 15 to 32 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.
The par and carrying values, and related cumulative temporary impairment charges for the Company’s marketable securities as of October 30, 2010 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$106,649	$(5,671)	$100,978
Auction rate securities — municipal authority bonds	28,575	(4,716)	23,859

Total available-for-sale securities	$135,224	$(10,387)	$124,837

See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.
An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. The Company has not incurred any credit-related losses on available-for-sale ARS and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million. Pursuant to the UBS Agreement, the remaining ARS covered by the UBS Agreement, $37.1 million at par, were acquired by UBS during the thirty-nine weeks ended October 30, 2010.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Condensed Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen or thirty-nine week periods ended October 30, 2010 and October 31, 2009. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million for the thirteen weeks ended October 30, 2010 and October 31, 2009 and realized gains of $1.8 million and $5.0 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, recorded as Interest Expense (Income), Net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets at Fair Value as of October 30, 2010
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds(1)	$427,393	$—	$—	$427,393
ARS — available-for-sale — student loan backed	—	—	100,978	100,978
ARS — available-for-sale — municipal authority bonds	—	—	23,859	23,859
Municipal notes and bonds held in the Rabbi Trust	12,024	—	—	12,024

Total assets measured at fair value	$439,417	$—	$124,837	$564,254

LIABILITIES:
Derivative financial instruments	—	2,130	—	2,130

Total liabilities measured at fair value	$—	$2,130	$—	$2,130

(1)	Includes $426.9 million in money market funds included in Cash and Equivalents and $0.4 million of money market funds held in the Rabbi Trust included in Other Assets on the Condensed Consolidated Balance Sheet.
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
As a result of a lack of liquidity in the current ARS market, the Company measures the fair value of its ARS primarily using a discounted cash flow model. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term. The coupon rate is estimated using the results of a regression analysis factoring in historical data on the par swap rate and the maximum coupon rate paid in the event of an auction failure. In making the assumption of the market required rate of return, the Company considered the risk-free interest rate and an appropriate credit spread, depending on the type of security and the credit rating of the issuer. The expected term is identified as the time the Company believes the principal will become available to the investor. The Company utilized a term of five years to value its securities. The Company also included a marketability discount which takes into account the lack of activity in the current ARS market.

As of October 30, 2010, approximately 70% of the Company’s ARS were “AAA” rated, approximately 17% were “AA” rated, and approximately 13% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.
The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 30, 2010 to October 30, 2010. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

			Available-	Available-
	Trading	Trading	for-sale	for-sale
	ARS -	ARS -	ARS -	ARS -
	Student	Muni	Student	Muni
(in thousands)	Loans	Bonds	Loans	Bonds	Put Option	Total
Fair value, January 30, 2010	$20,049	$12,307	$118,390	$23,404	$4,640	$178,790
Redemptions	(22,100)	(15,000)	(21,450)	—	(4,640)	(63,190)
Tranfers (out)/in	—	—	—	—	—	—
Gains and (losses), net:
Reported in Net Income	2,051	2,693	—	—		4,744
Reported in Other Comprehensive Income	—	—	4,038	455	—	4,493

Fair value, October 30, 2010	$—	$—	$100,978	$23,859	$—	$124,837

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through any remaining carryover inventory from the season then ending. The valuation reserve was $34.3 million, $11.4 million and $40.6 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $2.9 million, $8.1 million and $10.6 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.
The inventory balance, net of the above mentioned reserves, was $511.8 million, $310.6 million and $347.2 million at October 30, 2010, January 30, 2010 and October 31, 2009, respectively.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	October 30, 2010	January 30, 2010
Property and equipment, at cost	$2,492,467	$2,362,492
Accumulated depreciation and amortization	(1,272,364)	(1,118,473)

Property and equipment, net	$1,220,103	$1,244,019

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that full recoverability of net asset balances through future cash flows is in question. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
In the second quarter of Fiscal 2010, as a result of a strategic review of under-performing stores, the Company determined that a number of stores were likely to be closed prior to lease expiration, which caused a triggering event requiring the Company to evaluate the related long-lived assets for impairment. Associated with these expected closures, the Company incurred a non-cash, pre-tax asset impairment charge of $2.2 million, included in stores and distribution expense for the thirty-nine weeks ended October 30, 2010.
Store related assets are considered Level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company had store related assets measured at fair value of $16.7 million and $19.3 million on the Condensed Consolidated Balance Sheet at July 31, 2010 and January 30, 2010, respectively.
10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the life of the related leases, consisted of the following (in thousands):

	October 30, 2010	January 30, 2010
Deferred lease credits	$568,141	$546,191
Amortized deferred lease credits	(322,209)	(290,542)

Total deferred lease credits, net	$245,932	$255,649

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended October 30, 2010. The effective tax rate for continuing operations for the thirteen weeks ended October 30, 2010 was a 35.6% expense compared to a 4.7% benefit for the Fiscal 2009 comparable period. The effective tax rate for continuing operations for the thirty-nine weeks ended October 30, 2010 was a 32.1% expense compared to a 28.8% expense for the thirty-nine weeks ended October 31, 2009. The third quarter 2009 rate was favorably impacted by a true up in the year-to-date tax rate of $18.6 million, along with a benefit of $2.2 million from the settlement of state tax audits.
Cash payments of income taxes made during the thirteen weeks ended October 30, 2010 and October 31, 2009 were approximately $11.8 million and $3.2 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended October 30, 2010 and October 31, 2009 were approximately $29.7 million and $22.0 million, respectively.
The Company recorded a valuation allowance against deferred tax assets arising from net operating losses of certain foreign subsidiaries and from realized and unrealized U.S. operations’ investment losses. A portion of net operating loss carryovers begin expiring in Fiscal 2011, while some have an indefinite carry forward period. As of October 30, 2010 and January 30, 2010, the valuation allowance totaled $1.1 million and $1.3 million, respectively. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
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
The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of October 30, 2010. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at October 30, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four consecutive fiscal quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four consecutive fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at October 30, 2010.
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
The Amended Credit Agreement will mature on April 12, 2013. Trade letters of credit totaling approximately $7.7 million and $35.9 million were outstanding on October 30, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $2.9 million and $14.1 million were outstanding on October 30, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the third quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.
The Company had $57.2 million and $50.9 million outstanding under the Amended Credit Agreement as of October 30, 2010, and January 30, 2010, respectively. The amounts outstanding under the Amended Credit Agreement as of October 30, 2010 and January 30, 2010 were denominated in Japanese Yen. As of October 30, 2010 and January 30, 2010, the Company also had $24.5 million and $20.3 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.
As of October 30, 2010, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $1.9 million and $1.8 million for the thirteen week periods ended October 30, 2010 and October 31, 2009, respectively, and $5.7 million and $4.6 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.7% for the thirteen and thirty-nine week periods ended October 30, 2010.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (the “UBS Credit Line”). The amount available under the UBS Credit Line was subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. As a result of UBS acquiring the remaining UBS ARS originally purchased by the Company through UBS and described further in Note 6, “Investments”, the UBS Credit Line was terminated during the thirty-nine weeks ended October 30, 2010.

13. DERIVATIVES
The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivatives, primarily forward contracts, to manage the financial impacts of these exposures. As of October 30, 2010 and January 30, 2010, all outstanding derivative instruments were designated as hedges and all but one qualified for hedge accounting treatment. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.
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
For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in the fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. The Company recognized a gain of $0.7 million reclassified into earnings as a result of the de-designation of cash flow hedges during the thirty-nine weeks ended October 30, 2010. There was no gain or loss reclassified into earnings during the thirteen weeks ended October 30, 2010.
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of October 30, 2010, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss).

Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of October 30, 2010 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Condensed Consolidated Balance Sheet to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. generally accepted accounting principles.
As of October 30, 2010, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Canadian Dollar	$9,942
British Pound	$35,163
Euro	$16,203
Japanese Yen	$8,694

(1)	Amounts are reported in thousands and in U.S. Dollars.
The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of October 30, 2010 and January 30, 2010 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	October 30,	January 30,	Balance Sheet	October 30,	January 30,
(in thousands)	Location	2010	2010	Location	2010	2010
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$—	$1,348	Accrued Expenses	$2,130	$—

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen weeks ended October 30, 2010 and October 31, 2009 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

Location of Gain
			Location of Gain			Recognized in
			(Loss)			Earnings on
			Reclassified from			Derivative
			Accumulated			(Ineffective	Amount of Gain Recognized
	Amount of (Loss) Gain		OCI into	Amount of Gain (Loss)		Portion and	in Earnings on Derivative
	Recognized in OCI on		Earnings	Reclassified from		Amount Excluded	(Ineffective Portion and
	Derivative Contracts		(Effective	Accumulated OCI into		from Effectiveness	Amount Excluded from
	(Effective Portion)		Portion)	Earnings (Effective Portion)		Testing)	Effectiveness Testing)
	(a)			(b)			(c)
Thirteen Weeks Ended
	October 30,	October 31,		October 30,	October 31,		October 30,	October 31,
(in thousands)	2010	2009		2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$(1,574)	$742	Cost of Goods Sold	$1,587	$(2,178)	Other Operating Income, Net	$27	$17

Thirty-nine Weeks Ended
	October 30,	October 31,		October 30,	October 31,		October 30,	October 31,
(in thousands)	2010	2009		2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$(94)	$(5,420)	Cost of Goods Sold	$2,190	$(1,135)	Other Operating Income, Net	$155	$19

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings. There were no ineffective portions recorded in earnings for the thirteen weeks ended October 30, 2010 and October 31, 2009.
14. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 31, 2009. Results from discontinued operations were immaterial for the thirteen and thirty-nine weeks ended October 30, 2010.
Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Condensed Consolidated Balance Sheet as of October 30, 2010 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirty-nine Weeks Ended
October 30, 2010

Beginning Balance	$46.1
Interest Accretion / Other, Net	(0.1)
Cash Payments	(20.8)

Ending Balance(1)	$25.2

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no termination agreement exists, less estimated sublease income. As of October 30, 2010, there were $19.6 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.6 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.

15. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded net expense of $0.5 million and $2.4 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, associated with the SERP. The Company recorded income of $0.4 million and $0.5 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, associated with the SERP.
The expense for the thirty-nine weeks ended October 30, 2010, included an expense of $2.1 million to correct a cumulative under-accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.
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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class.

On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases alleged claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs sought unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, 2010, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. On September 24, 2010, the District Court approved the settlement and dismissed the class action. The dismissal has now become final.
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
The Company intends to defend the aforesaid pending matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the aforesaid pending matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 30, 2010 and the related condensed consolidated statements of operations and comprehensive income (loss) for each of the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2010 and October 31, 2009. These interim financial statements are the responsibility of the Company’s management.
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
December 7, 2010

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
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2010, net sales increased 18% to $885.8 million from $753.7 million for the third quarter of Fiscal 2009. Operating income was $78.4 million for the third quarter of Fiscal 2010 compared to $47.5 million for the third quarter of Fiscal 2009. The Company had net income of $50.0 million for the third quarter of Fiscal 2010 compared to net income of $38.8 million for the third quarter of Fiscal 2009. Net income per diluted share was $0.56 for the third quarter of Fiscal 2010 compared to net income per basic and diluted share of $0.44 for the third quarter of Fiscal 2009. Fiscal 2009 third quarter net income per basic and diluted share included a benefit of $0.21 per basic and diluted share associated with the true up of the year-to-date tax rate and a net loss of $0.12 per basic and diluted share from discontinued operations. Results from discontinued operations were immaterial for the third quarter of Fiscal 2010.
During the Fiscal 2010 year-to-date period, net sales increased 16% to $2.319 billion from $1.993 billion for Fiscal 2009. Operating income was $87.2 million for the Fiscal 2010 year-to-date period compared to operating income of $22.5 million for Fiscal 2009. The Company had net income of $57.7 million for the Fiscal 2010 year-to-date period compared to a net loss of $47.2 million for Fiscal 2009. Net income per diluted share was $0.64 for the Fiscal 2010 year-to-date period compared to net loss per basic and diluted share of $0.54 for Fiscal 2009. Fiscal 2010 year-to-date net income per diluted share included a non-cash asset impairment charge associated with expected store closures of $0.02 per diluted share. Fiscal 2009 year-to-date net loss per basic and diluted share included a net loss of $0.74 per basic and diluted share from discontinued operations. Results from discontinued operations were immaterial for the Fiscal 2010 year-to-date period.

Net cash provided by operating activities was $77.5 million for the thirty-nine weeks ended October 30, 2010. The Company used $117.0 million of cash for capital expenditures, paid dividends totaling $46.3 million, and repurchased shares totaling $29.2 million during the thirty-nine weeks ended October 30, 2010. As of October 30, 2010, the Company had $618.2 million in cash and equivalents and outstanding debt and letters of credit of $67.8 million, compared to $466.9 million in cash and equivalents and outstanding debt and letters of credit of $95.9 million as of October 31, 2009.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	36.3%	35.9%	36.1%	35.3%

GROSS PROFIT	63.7%	64.1%	63.9%	64.7%

Stores and Distribution Expense	43.5%	46.4%	47.6%	50.8%

Marketing, General and Administrative Expense	11.6%	11.7%	12.7%	13.1%

Other Operating Income, Net	(0.2)%	(0.2)%	(0.2)%	(0.3)%

OPERATING INCOME	8.8%	6.3%	3.8%	1.1%

Interest Expense (Income), Net	0.1%	0.1%	0.1%	(0.1)%

Income from Continuing Operations before Taxes	8.8%	6.2%	3.7%	1.3%

Tax Expense (Benefit) from Continuing Operations	3.1%	(0.3)%	1.2%	0.4%

Net Income from Continuing Operations	5.6%	6.5%	2.5%	0.9%

Net Loss from Discontinued Operations (net of taxes)	—	(1.4)%	—	(3.3)%

NET INCOME (LOSS)	5.6%	5.1%	2.5%	(2.4)%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 30, 2010 to the thirteen and thirty-nine week periods ended October 31, 2009:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales by brand (in millions)	$885.8	$753.7	$2,319.4	$1,992.6

Abercrombie & Fitch	$384.1	$324.3	$1,023.4	$874.2

abercrombie	$99.9	$90.8	$257.7	$231.4

Hollister	$392.5	$333.4	$1,012.9	$870.1

Gilly Hicks	$9.3	$5.2	$25.4	$16.9

Increase (decrease) in net sales from prior year	18%	(15)%	16%	(20)%

Abercrombie & Fitch	18%	(16)%	17%	(22)%

abercrombie	10%	(17)%	11%	(23)%

Hollister	18%	(13)%	16%	(18)%

Gilly Hicks	79%	34%	50%	52%

Increase (decrease) in comparable store sales*	7%	(22)%	5%	(27)%

Abercrombie & Fitch	8%	(18)%	7%	(23)%

abercrombie	2%	(22)%	3%	(28)%

Hollister	7%	(26)%	3%	(30)%

Net store sales per average store (in thousands)	$722	$624	$1,887	$1,653

Abercrombie & Fitch	$987	$825	$2,608	$2,202

abercrombie	$425	$385	$1,098	$985

Hollister	$671	$595	$1,739	$1,571

Net store sales per average gross square foot	$101	$88	$263	$233

Abercrombie & Fitch	$110	$93	$291	$248

abercrombie	$90	$83	$233	$213

Hollister	$98	$87	$254	$232

Change in transactions per average store	17%	(9)%	17%	(19)%

Abercrombie & Fitch	17%	(10)%	16%	(19)%

abercrombie	12%	(10)%	14%	(19)%

Hollister	16%	(8)%	17%	(21)%

Change in average store transaction value	(1)%	(11)%	(3)%	(8)%

Abercrombie & Fitch	2%	(8)%	2%	(6)%

abercrombie	(1)%	(10)%	(3)%	(8)%

Hollister	(2)%	(13)%	(5)%	(7)%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Change in average units per store transaction	10%	(2)%	9%	(3)%

Abercrombie & Fitch	8%	(3)%	6%	(4)%

abercrombie	14%	(2)%	11%	(2)%

Hollister	9%	(2)%	10%	(3)%

Change in average unit retail sold, including DTC	(11)%	(9)%	(12)%	(5)%

Abercrombie & Fitch	(7)%	(5)%	(5)%	(2)%

abercrombie	(14)%	(7)%	(13)%	(6)%

Hollister	(11)%	(10)%	(14)%	(4)%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

CURRENT TRENDS AND OUTLOOK
During the third quarter of Fiscal 2010, the Company continued to focus on the key long-term drivers of the business, and was pleased with the year over year progress it made in improving current operating results. The Company’s objective in Fiscal 2010 and subsequent years is to increase its operating margin back toward historical levels, which the Company believes will require a combination of the following factors:
First, returning gross margin toward historical levels. During the third quarter, the gross margin rate decreased 40 basis points primarily due to the 11% decrease in average unit retail, partially off-set by a reduction in average unit cost. The Company expects the near-term environment to remain challenging with regard to the gross margin rate. Cost pressures from raw materials and labor costs have increased throughout the year and transportation costs remain at high levels. At this point, the Company believes progress on gross margin will be challenging given limited visibility into sourcing costs beyond the first half of Fiscal 2011.
Second, improving average domestic store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores. The Company expects to close approximately 65 domestic stores over the course of Fiscal 2010, predominantly at the end of the year. The majority of the closures will be by way of natural lease expirations and in the Abercrombie & Fitch and abercrombie kids brands. The Company also expects approximately 50 additional store closures during Fiscal 2011, also predominantly by way of natural lease expirations at the end of the year.
Third, achieving significantly profitable international growth. The Company continues with its plans for international store openings in Fiscal 2010 and is seeking to accelerate its international growth beyond that. Since the beginning of the fourth quarter of Fiscal 2010, the Company opened Abercrombie & Fitch flagship stores in Fukuoka, Japan and Copenhagen, Denmark, a Gilly Hicks store in the United Kingdom and a Hollister Epic store on Fifth Avenue in New York. The Company will open approximately 20 international mall-based Hollister stores in Fiscal 2010, 11 of which will be opened in the fourth quarter. In Fiscal 2011, the Company also plans to open Abercrombie & Fitch flagship stores in Paris, France and Madrid, Spain, and continues to work on further flagship opportunities in 2011 and beyond.
Fourth, sustaining strong growth rates in its direct-to-consumer business.
Fifth, improving the productivity of the Gilly Hicks brand, which the Company believes is a necessary precursor to expanding the store count for the brand and having a path to profitability.
Finally, maintaining tight control over expenses and seeking greater efficiencies in operations.
The Company ended the third quarter with total inventory at cost up 47% as compared to last year. The Company expects the year-over-year inventory increase to moderate towards a closer alignment with sales for the remainder of Fiscal 2010 and over the course of Fiscal 2011.
During Fiscal 2010, based on new store opening plans and other capital expenditures, the Company now expects total capital expenditures to be approximately $190 million, including approximately $140 million related to new stores, stores refreshes and remodels, and approximately $50 million related to information technology, distribution center and other home office projects.
For the remainder of Fiscal 2010, the Company will seek to sustain improvements in its operating results while continuing to focus on its long-term strategic objectives.

THIRD QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2010 were $885.8 million, an increase of 18% from net sales of $753.7 million during the third quarter of Fiscal 2009. The net sales increase was attributable to a 7% increase in comparable store sales, a 31% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international.
Comparable store sales by brand for the third quarter of Fiscal 2010 were as follows: Abercrombie & Fitch increased 8%, with women’s increasing by a mid single digit and men’s increasing by a low double digit. abercrombie kids increased 2%, with girls remaining flat and guys increasing by a mid single digit. Hollister increased 7%, with bettys increasing by a low single digit and dudes increasing by a low teen.
On a comparable store sales basis, the United Kingdom was the strongest performing region while Canada and the Midwest U.S. regions were the weakest. Within the U.S., flagship and tourist stores outperformed the non-tourist stores.
For the third quarter of Fiscal 2010, across all brands, the masculine categories continued to out-pace the feminine categories. From a merchandise classification standpoint, for the male business, woven shirts, fleece, and active wear were stronger performing categories while jeans and graphics were the weaker performing categories. In the female business, woven shirts, fleece, and sweaters, were stronger performing categories while knit tops and graphics were weaker performing categories.
Direct-to-consumer net merchandise sales for the third quarter of Fiscal 2010 were $81.4 million, an increase of 32% from Fiscal 2009 third quarter direct-to-consumer net merchandise sales of $61.8 million. Shipping and handling revenue for the corresponding periods was $12.6 million in Fiscal 2010 and $9.9 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 10.6% of total net sales in the third quarter of Fiscal 2010 compared to 9.5% in the third quarter of Fiscal 2009.
Year-to-date net sales in Fiscal 2010 were $2.319 billion, an increase of 16% from net sales of $1.993 billion during the comparable period of Fiscal 2009. The net sales increase was attributable to a 5% increase in comparable store sales, a 39% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international.
Year-to-date comparable store sales by brand were as follows: Abercrombie & Fitch increased 7%; abercrombie increased 3%; and Hollister increased 3%.
Direct-to-consumer net merchandise sales for the Fiscal 2010 year-to-date period were $219.1 million, an increase of 40% from Fiscal 2009 year-to-date direct-to-consumer net merchandise sales of $156.3 million. Shipping and handling revenue for the corresponding periods was $34.9 million in Fiscal 2010 and $26.4 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.0% of total net sales in the Fiscal 2010 year-to-date period compared to 9.2% in the Fiscal 2009 year-to-date period.
Gross Profit
Gross profit for the third quarter of Fiscal 2010 was $564.4 million compared to $483.1 million for the comparable period in Fiscal 2009. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2010 was 63.7%, down 40 basis points from the third quarter of Fiscal 2009 rate of 64.1%.

The decrease in the gross profit rate for the third quarter of Fiscal 2010 was primarily driven by an 11% decrease in average unit retail, which was partially offset by a reduction in average unit cost.
Year-to-date gross profit for Fiscal 2010 was $1.481 billion compared to $1.289 billion for the comparable period in Fiscal 2009. The gross profit rate for the year-to-date period of Fiscal 2010 was 63.9%, down 80 basis points from the year-to-date Fiscal 2009 rate of 64.7%.
The decrease in the gross profit rate for the Fiscal 2010 year-to-date period was primarily driven by a 12% decrease in average unit retail, which was partially offset by a reduction in average unit cost.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2010 was $385.1 million compared to $349.4 million for the comparable period in Fiscal 2009. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the third quarter of Fiscal 2010 was 43.5% compared to 46.4% in the third quarter of Fiscal 2009.
Stores and distribution expense for the Fiscal 2010 year-to-date period was $1.104 billion compared to $1.012 billion for the comparable period in Fiscal 2009. The stores and distribution expense rate for the year-to-date period of Fiscal 2010 was 47.6% compared to 50.8% for the Fiscal 2009 year-to-date period.
The decrease in stores and distribution expense rate for the third quarter of Fiscal 2010 and the Fiscal 2010 year-to-date period was primarily driven by lower store occupancy and payroll costs as a percentage of net sales.
Total direct-to-consumer expenses included in stores and distribution expense were $16.8 million and $42.5 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively. Total direct-to-consumer expenses included in stores and distribution expense were $13.2 million and $34.6 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively.
Stores and distribution expense for the thirty-nine week period ended October 30, 2010 included a non-cash, pre-tax asset impairment charge associated with expected store closures of $2.2 million, or 0.1% of net sales.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2010 was $102.6 million compared to $87.9 million during the same period in Fiscal 2009, a 17% increase. For the third quarter of Fiscal 2010, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.6% compared to 11.7% for the third quarter of Fiscal 2009.
The increase in marketing, general and administrative expense for the third quarter was primarily due to increases in compensation and benefits, including incentive and equity compensation, and the favorable impact of a $2.5 million insurance recovery in the prior year.
Marketing, general and administrative expense during the Fiscal 2010 year-to-date period was $294.5 million compared to $260.9 million during the same period in Fiscal 2009, a 13% increase. For the year-to-date period of Fiscal 2010, the marketing, general and administrative expense rate was 12.7% compared to 13.1% for the Fiscal 2009 year-to-date period.

The increase in marketing, general and administrative expense for the Fiscal 2010 year-to-date period was primarily due to increases in compensation and benefits, including incentive and equity compensation, and increases in net outside service expense.
Other Operating Income, Net
Third quarter other operating income, net for Fiscal 2010 was $1.7 million compared to $1.6 million for the third quarter of Fiscal 2009.
Year-to-date other operating income, net for Fiscal 2010 was $4.5 million compared to $6.3 million for the year-to-date period of Fiscal 2009.
The decrease for the year-to-date period of Fiscal 2010 was driven primarily by lower net gains from foreign currency denominated transactions in the current period versus the comparable prior year period.
Interest Expense (Income), Net and Tax Expense (Benefit) from Continuing Operations
Third quarter interest expense was $1.9 million in Fiscal 2010, offset by interest income of $1.2 million, compared to interest expense of $1.8 million, offset by interest income of $1.4. million in the third quarter of Fiscal 2009.
Year-to-date interest expense was $5.7 million in Fiscal 2010, offset by interest income of $3.4 million, compared to interest income of $7.3 million, offset by interest expense of $4.6 million in the year-to-date period of Fiscal 2009. The decrease in interest income was primarily the result of a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions, additional borrowings under the unsecured amended credit agreement and higher fees associated with the unsecured amended credit agreement.
The effective tax rate for continuing operations for the thirteen weeks ended October 30, 2010 was a 35.6% expense compared to a benefit of 4.7% for the 2009 comparable period. The third quarter 2009 rate was favorably impacted by a benefit of $2.2 million from the settlement of state tax audits along with a true up for the difference between the year-to-date tax rate as of the second quarter and the third quarter year-to-date tax rate.
The effective tax rate for continuing operations for the year-to-date period of Fiscal 2010 was a 32.1% expense, compared to a 28.8% expense for the year-to-date period of Fiscal 2009.
On a full year basis, the Company expects the effective tax rate to be approximately 35%. The rate remains sensitive to the domestic/international profit mix and other factors.
Net Loss from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 31, 2009. Net loss from discontinued operations, net of tax, was $10.4 million and $65.1 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. Results from discontinued operations were immaterial for the thirteen and thirty-nine weeks ended October 30, 2010.
Refer to Note 14, “Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for further discussion.

Net Income (Loss) and Net Income (Loss) per Share
Net income for the third quarter of Fiscal 2010 was $50.0 million compared to net income of $38.8 million for the third quarter of Fiscal 2009. Net income per diluted share for the third quarter of Fiscal 2010 was $0.56 compared to net income per basic and diluted share of $0.44 for the same period of Fiscal 2009. Net income per basic and diluted share for the third quarter of Fiscal 2009 included a benefit of $0.21 per basic and diluted share associated with the true up of the year-to-date tax rate, as well as a net loss of $0.12 per basic and diluted share from discontinued operations.
Net income for the year-to-date period of Fiscal 2010 was $57.7 million compared to a net loss of $47.2 million for the year-to-date period of Fiscal 2009. Net income per diluted share for the year-to-date period of Fiscal 2010 was $0.64 compared to net loss per basic and diluted share of $0.54 for the same period of Fiscal 2009. Net loss per basic and diluted share for the year-to-date period of Fiscal 2009 included a net loss of $0.74 per basic and diluted share from discontinued operations. Net income per diluted share for the thirty-nine week period ended October 30, 2010 included a non-cash asset impairment charge associated with the expected store closures of $0.02 per diluted share.
FINANCIAL CONDITION
Liquidity and Capital Resources
The Company had $618.2 million in cash and equivalents available as of October 30, 2010, as well as an additional $292.8 million available (less outstanding letters of credit of $10.6 million) under its unsecured Amended Credit Agreement (as amended in June 2009), as described in Note 12, “Long-Term Debt,” of the Notes to Condensed Consolidated Financial Statements. The unsecured Amended Credit Agreement contains financial covenants that require the Company to maintain a minimum coverage ratio and a maximum leverage ratio and also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus the $99.5 million representing the unused portion of the allowable expenditures from Fiscal 2009, all defined in the Amended Credit Agreement. The Company was in compliance with the applicable ratio requirements and other covenants at October 30, 2010. If circumstances occur that would lead to the Company failing to meet the covenants under the Amended Credit Agreement and the Company is unable to obtain a waiver or amendment, an event of default would result and the lenders could declare outstanding borrowings immediately due and payable. The Company believes it is likely that it would either obtain a waiver or amendment in advance of a default, or would have sufficient cash available to repay borrowings in the event a waiver was not obtained.
Operating Activities
Net cash provided by operating activities was $77.5 million for the thirty-nine weeks ended October 30, 2010, compared to net cash provided by operating activities of $170.9 million for the thirty-nine weeks ended October 31, 2009. The reduction in cash provided by operating activities compared to Fiscal 2009 was driven primarily by an increase in inventory, partially offset by an increase in net income.
Investing Activities
Cash outflows for investing activities for the thirty-nine weeks ended October 30, 2010 were primarily for capital expenditures related to new store construction and information technology investments (see the discussion in “Capital Expenditures and Lessor Construction Allowances”). The decrease in capital expenditures compared to Fiscal 2009 primarily related to the timing of new flagship store openings. For the thirty-nine week periods ended October 30, 2010 and October 31, 2009, the Company also had cash outflows for investing activities related to the purchase of trust owned life insurance policies and cash inflows from investing activities related to proceeds from the sale of marketable securities.

Financing Activities
Financing activities for the thirty-nine week period ended October 30, 2010 consisted of cash outflows of $46.3 million related to the payment of the $0.175 per share quarterly dividends on March 16, 2010, June 15, 2010, and September 14, 2010.
In addition, the Company repurchased 669,100 shares of A&F’s Common Stock for the thirteen weeks ended October 30, 2010. As of October 30, 2010, approximately 10.7 million shares were authorized for repurchase as part of the August 15, 2005 and November 20, 2007 A&F Board of Directors’ authorizations to repurchase 6.0 million shares and 10.0 million shares, respectively, of A&F’s Common Stock.
The Company had $57.2 million and $50.9 million of debt outstanding under its unsecured Amended Credit Agreement on October 30, 2010 and January 30, 2010, respectively. The debt outstanding as of October 30, 2010 and January 30, 2010 was denominated in Japanese Yen. The average interest rate for the thirty-nine weeks ended was 2.7%. As of October 30, 2010, the Company had an additional $292.8 million available (less outstanding letters of credit) under its unsecured Amended Credit Agreement.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at October 30, 2010. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. On June 16, 2009, the definition of Consolidated EBITDAR was amended for the purpose of the Amended Credit Agreement, to add back the following items, among others, (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four consecutive fiscal quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four consecutive fiscal quarter period. The Amended Credit Agreement also limits the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at October 30, 2010.
The unsecured Amended Credit Agreement is more fully described in Note 12, “Long-Term Debt,” of the Notes to Condensed Consolidated Financial Statements.
Trade letters of credit totaling approximately $7.7 million and $35.9 million were outstanding on October 30, 2010 and January 30, 2010, respectively. Stand-by letters of credit totaling approximately $2.9 million and $14.1 million were outstanding on October 30, 2010 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the third quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.

Off-Balance Sheet Arrangements
As of October 30, 2010, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 30, 2010, changes to the contractual obligations from those as of January 30, 2010 included the payment of $20.8 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of October 30, 2010, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

Store Activity
July 31, 2010	345	206	530	17	1,098
New	2	1	7		10
Remodels/Conversions (net activity)	—	(2)	—	—	(2)
Closed	—	—	—	—	—

October 30, 2010	347	205	537	17	1,106

Gross Square Feet (thousands)

July 31, 2010	3,097	976	3,629	166	7,868
New	15	6	54		75
Remodels/Conversions (net activity)	6	(10)	1	—	(3)
Closed	—	—	—	—	—

October 30, 2010	3,118	972	3,684	166	7,940

Average Store Size	8,986	4,741	6,860	9,765	7,179

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

Store Activity
August 1, 2009	354	213	520	16	1,103
New	1	2	3	—	6
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(3)	(2)	(1)	—	(6)

October 31, 2009	352	213	522	16	1,103

Gross Square Feet (thousands)

August 1, 2009	3,144	986	3,552	161	7,843
New	20	21	24	—	65
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(27)	(10)	(7)	—	(44)

October 31, 2009	3,137	997	3,569	161	7,864

Average Store Size	8,912	4,681	6,837	10,063	7,130

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

Store Activity
January 30, 2010	346	209	525	16	1,096
New	5	3	13	1	22
Remodels/Conversions (net activity)	1	(2)	—	—	(1)
Closed	(5)	(5)	(1)	—	(11)

October 30, 2010	347	205	537	17	1,106

Gross Square Feet (thousands)

January 30, 2010	3,110	979	3,597	161	7,847
New	41	25	97	5	168
Remodels/Conversions (net activity)	9	(9)	(3)	—	(3)
Closed	(42)	(23)	(7)	—	(72)

October 30, 2010	3,118	972	3,684	166	7,940

Average Store Size	8,986	4,741	6,860	9,765	7,179

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity
January 31, 2009	356	212	515	14	1,097
New	1	5	9	2	17
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(5)	(4)	(2)	—	(11)

October 31, 2009	352	213	522	16	1,103

Gross Square Feet (thousands)

January 31, 2009	3,164	976	3,474	146	7,760
New	20	40	111	15	186
Remodels/Conversions (net activity)	—	—	(3)	—	(3)
Closed	(47)	(19)	(13)	—	(79)

October 31, 2009	3,137	997	3,569	161	7,864

Average Store Size	8,912	4,681	6,837	10,063	7,130

CAPITAL EXPENDITURES
Since the beginning of the fourth quarter of Fiscal 2010, the Company has opened Abercrombie & Fitch flagships in Fukuoka, Japan and Copenhagen, Denmark, its first international Gilly Hicks store in the United Kingdom, and a Hollister Epic store on Fifth Avenue in New York. In Fiscal 2011, the Company expects to open Abercrombie & Fitch flagship stores in Paris, France and Madrid, Spain.
The Company continues to expect to open approximately 20 international mall-based Hollister stores in Fiscal 2010, 11 of which will be opened in the fourth quarter.
Domestically, the Company expects to open its first Abercrombie & Fitch store in Puerto Rico and one Gilly Hicks store in the fourth quarter of Fiscal 2010.
Capital expenditures totaled $117.0 million and $144.5 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. A summary of capital expenditures is as follows:

	October 30,	October 31,
Capital Expenditures (in millions)	2010	2009
New Store Construction, Store Refreshes and Remodels	$86.6	$110.1
Home Office, Distribution Centers and Information Technology	30.4	34.4

Total Capital Expenditures	$117.0	$144.5

During Fiscal 2010, based on new store opening plans and other capital expenditures, the Company now expects total capital expenditures to be approximately $190 million, including approximately $140 million related to new stores, store refreshes and remodels, and approximately $50 million related to information technology, distribution center and other home office projects.
CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 31, 2009. Results from discontinued operations were immaterial for the thirteen and thirty-nine weeks ended October 30, 2010.
Costs associated with exit or disposal activities are recorded when the liability is incurred. The Company expects to make gross cash payments of approximately $28.9 million in Fiscal 2010, of which $20.8 million was paid during the thirty-nine weeks ended October 30, 2010, and an aggregate of $19.2 million in fiscal years thereafter, related primarily to lease termination agreements associated with the closure of RUEHL branded stores.

Below is a roll forward of the present value of liabilities recognized on the Condensed Consolidated Balance Sheet as of October 30, 2010 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirty-nine Weeks Ended
October 30, 2010
Beginning Balance	$46.1
Interest Accretion / Other, Net	(0.1)
Cash Payments	(20.8)

Ending Balance(1)	$25.2

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no termination agreement exists, less estimated sublease income. As of October 30, 2010, there were $19.6 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.6 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Condensed Consolidated Balance Sheet.
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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of October 30, 2010 would have affected pre-tax income by approximately $1.0 million for the thirteen and thirty-nine week periods ended October 30, 2010.

A 10% change in the assumption of the redemption pattern for gift cards as of October 30, 2010 would have been immaterial to pre-tax income for the thirteen and thirty-nine week periods ended October 30, 2010.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value” of the Notes to Condensed Consolidated Financial Statements, being equal, a 50 basis point increase in the market required rate of return will yield a 25% increase in impairment and a 50 basis point decrease in the market required rate of return will yield a 25% decrease in impairment.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $3.4 million for the thirteen and thirty-nine week periods ended October 30, 2010.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for the thirteen and thirty-nine week periods ended October 30, 2010.

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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
The Company does not expect material changes in the judgments and interpretations used to calculate deferred tax assets and liabilities as of October 30, 2010. However, changes may occur and actual results could differ materially.

The Company does not expect material changes in the near term to underlying assumptions used to calculate the tax provisions for the thirteen and thirty-nine week periods ended October 30, 2010. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax expense.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the thirty-nine week period ended October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

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
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of October 30, 2010. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of October 30, 2010 would increase the SERP accrual by approximately $1.3 million. A 50 basis point increase in the discount rate as of October 30, 2010 would decrease the SERP accrual by an immaterial amount.

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
The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2010 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	general economic and financial conditions could have a material adverse effect on the Company’s business, results of operations and liquidity;
•	loss of the services of skilled senior executive officers could have a material adverse effect on the Company’s business;
•	ability to hire, train and retain qualified associates could have a material adverse effect on the Company’s business;
•	equity-based compensation awarded under the employment agreement with the Company’s Chief Executive Officer could adversely impact the Company’s cash flows, financial position or results of operations and could have a dilutive effect on the Company’s outstanding Common Stock;
•	failure to anticipate, identify and respond to changing consumer preferences and fashion trends in a timely manner could cause the Company’s profitability to decline;
•	unseasonable weather conditions affecting consumer preferences could have a material adverse effect on the Company’s business;
•	disruptive weather conditions affecting the consumers’ ability to shop could have a material adverse effect on the Company’s business;
•	the Company’s market share may be adversely impacted at any time by a significant number of competitors;
•	the Company’s international expansion plan is dependent on many factors, any of which could delay or prevent successful penetration into new markets and strain its resources;
•	the Company’s growth strategy relies on the addition of new stores, which may strain the Company’s resources and adversely impact current store performance;
•	the Company may incur costs related to store closures;
•	availability and market prices of key raw materials and labor costs could have a material adverse effect on the Company’s business and results of operations;
•	the interruption or cessation of the flow of merchandise from key vendors and international manufacturers could disrupt the Company’s supply chain;

•	the Company does not own or operate any manufacturing facilities and therefore depends upon independent third parties for the manufacture of all its merchandise;
•	the Company’s reliance on two distribution centers domestically located in the same vicinity, and one distribution center internationally, makes it susceptible to disruptions or adverse conditions affecting its distribution centers;
•	the Company’s reliance on third parties to deliver merchandise from its distribution centers to its stores and direct-to-consumer customers could result in disruptions to its business;
•	the Company’s development of new brand concepts could have a material adverse effect on the Company’s financial condition or results of operations;
•	fluctuations in foreign currency exchange rates could adversely impact financial results;
•	the Company’s net sales and inventory levels fluctuate on a seasonal basis, causing its results of operations to be particularly susceptible to changes to back-to-school and holiday shopping patterns;
•	the Company’s ability to attract customers to its stores depends heavily on the success of the shopping centers in which they are located;
•	comparable store sales will continue to fluctuate on a regular basis;
•	the Company’s net sales are affected by direct-to-consumer sales;
•	the Company may be exposed to risks and costs associated with credit card fraud and identity theft;
•	the Company’s litigation exposure could exceed expectations, having a material adverse effect on the Company’s financial condition or results of operations;
•	the Company’s failure to adequately protect its trademarks could have a negative impact on its brand image and limit its ability to penetrate new markets;
•	the Company’s unsecured credit agreement includes financial and other covenants that impose restrictions on its financial and business operations;
•	changes in taxation requirements could adversely impact financial results;
•	the Company’s inability to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might increase expense and adversely impact financial results;
•	modifications and/or upgrades to information technology systems may disrupt operations;
•	the Company could suffer if the Company’s computer systems are disrupted or cease to operate effectively;

•	effects of political and economic events and conditions domestically, and in foreign jurisdictions in which the Company operates, including, but not limited to, acts of terrorism or war could have a material adverse effect on the Company’s business;
•	potential disruption of the Company’s business due to the occurrence of, or fear of, a health pandemic could have a material adverse effect on the Company’s business;
•	changes in the regulatory or compliance landscape could adversely affect the Company’s business or results of operations; and
•	the Company’s operations may be effected by greenhouse emissions and climate change.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less. The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 15 to 32 years. The par and carrying values, and related cumulative temporary impairment charges for the Company’s marketable securities as of October 30, 2010 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$106,649	$(5,671)	$100,978
Auction rate securities — municipal authority bonds	28,575	(4,716)	23,859

Total available-for-sale securities	$135,224	$(10,387)	$124,837

As of October 30, 2010, approximately 70% of the Company’s ARS were “AAA” rated, approximately 17% of the Company’s ARS were “AA” rated, and approximately 13% were “A-” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. The Company did not incur any credit losses on available-for-sale ARS, and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of October 30, 2010, total assets held in the Rabbi Trust were $77.3 million, which included $12.0 million of municipal notes and bonds with maturities that ranged from one to three years, trust-owned life insurance policies with a cash surrender value of $64.8 million and $0.5 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Condensed Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million for the thirteen weeks ended October 30, 2010 and October 31, 2009. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $1.8 million and $5.0 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

Interest Rate Risks
As of October 30, 2010, the Company had $57.2 million in long-term debt outstanding under the unsecured Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.7% for the thirteen and thirty-nine week period ended October 30, 2010. Additionally, as of October 30, 2010, the Company had $292.8 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at October 30, 2010, if market interest rates average an increase of 100 basis points over the final thirty-nine week period for Fiscal 2010 compared to the interest rates incurred for the thirty-nine week period ended October 30, 2010, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 29, 2011 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 30, 2010. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 30, 2010 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class.
On September 2, 2005, a purported class action, styled Robert Ross v. Abercrombie & Fitch Company, et al., was filed against A&F and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of A&F’s Common Stock between June 2, 2005 and August 16, 2005. In September and October of 2005, five other purported class actions were subsequently filed against A&F and other defendants in the same Court. All six securities cases alleged claims under the federal securities laws related to sales of Common Stock by certain defendants and to a decline in the price of A&F’s Common Stock during the summer of 2005, allegedly as a result of misstatements attributable to A&F. Plaintiffs sought unspecified monetary damages. On November 1, 2005, a motion to consolidate all of these purported class actions into the first-filed case was filed by some of the plaintiffs. A&F joined in that motion. On March 22, 2006, the motions to consolidate were granted, and these actions (together with the federal court derivative cases described in the following paragraph) were consolidated for purposes of motion practice, discovery and pretrial proceedings. A consolidated amended securities class action complaint (the “Complaint”) was filed on August 14, 2006. On October 13, 2006, all defendants moved to dismiss that Complaint. On August 9, 2007, the Court denied the motions to dismiss. On September 14, 2007, defendants filed answers denying the material allegations of the Complaint and asserting affirmative defenses. On October 26, 2007, plaintiffs moved to certify their purported class. After briefing and argument, the motion was submitted on March 24, 2009, and granted on May 21, 2009. On June 5, 2009, defendants petitioned the Sixth Circuit for permission to appeal the class certification order and on August 24, 2009, the Sixth Circuit granted leave to appeal. On May 26, 2010, after mediation which commenced on May 17, 2010, the parties reached an agreement in principle to settle the consolidated cases as a class action, subject to Court approval. On September 24, 2010, the District Court approved the settlement and dismissed the class action. The dismissal has now become final.

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
The Company intends to defend the aforesaid pending matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the aforesaid pending matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims.

ITEM 1A. RISK FACTORS
The Company’s risk factors as of October 30, 2010 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2009 filed on March 29, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended October 30, 2010:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	be Purchased under
	Shares	Price Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs
Period (Fiscal Month)	(1)	(2)	(3)	(4)
August 1, 2010 through August 28, 2010	9,186	$36.52	—	11,346,900

August 29, 2010 through October 2, 2010	728	$35.93	—	11,346,900

October 3, 2010 through October 30, 2010	669,292	$43.65	669,100	10,677,800

Total	679,206	$43.55	669,100	10,677,800

(1)	An aggregate of 10,106 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended October 30, 2010 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted stock awards. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorizations described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorizations. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

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

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009; (ii) Condensed Consolidated Balance Sheets at October 30, 2010 and January 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009; and (iv) Notes to Condensed Consolidated Financial Statements***

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

ABERCROMBIE & FITCH CO.
Date: December 7, 2010	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009; (ii) Condensed Consolidated Balance Sheets at October 30, 2010 and January 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009; and (iv) Notes to Condensed Consolidated Financial Statements.***

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