Form 10-K
period 2011-01-29
ABERCROMBIE & FITCH CO /DE/
filed 2011-03-29
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).)  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 30, 2010: $3,259,819,246.

Number of shares outstanding of the Registrant’s common stock as of March 18, 2011: 87,228,538 shares of Class A Common Stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 16, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

General.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also operates stores and direct-to-consumer operations offering bras, underwear, personal care products, sleepwear and at-home products for women under the Gilly Hicks brand. As of January 29, 2011, the Company operated 1,069 stores in North America, Europe and Japan.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011; to “Fiscal 2009” represent the 52-week fiscal year ended January 30, 2010; and to “Fiscal 2008” represent the 52-week fiscal year ended January 31, 2009. In addition, all references herein to “Fiscal 2011” represent the 52-week fiscal year that will end on January 28, 2012.

A&F makes available free of charge on its Internet website, www.abercrombie.com, under “Investors, SEC Filings,” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as A&F’s definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains electronic filings by A&F and other issuers at www.sec.gov. In addition, the public may read and copy any materials A&F files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company has included its Internet website addresses throughout this filing as textual references only. The information contained within these Internet websites is not incorporated into this Annual Report on Form 10-K.

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

Gilly Hicks.  Gilly Hicks is the cheeky cousin of Abercrombie & Fitch. Inspired by the free spirit of Sydney, Australia, Gilly Hicks makes cute Push ‘Em Up bras and Down Undies for the young, naturally beautiful and always confident girl; flirty and carefree, with a little tomboy sexiness. Gilly Hicks is the All-American brand with a Sydney sensibility.

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

Every brand displays merchandise to ensure a consistent in-store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. In addition, standardization of each brand’s store design and merchandise presentation enables the Company to open new stores efficiently.

At the end of Fiscal 2010, the Company operated 1,069 stores. The following table details the number of retail stores operated by the Company for the past two fiscal years:

	Abercrombie
	& Fitch	abercrombie	Hollister	Gilly Hicks	Total

Fiscal 2009
Beginning of the Year	356	212	515	14	1,097
New	2	5	14	2	23
Remodels/Conversions (net activity as of year-end)	—	—	—	—	—
Closed	(12)	(8)	(4)	—	(24)

End of Year	346	209	525	16	1,096

Fiscal 2010
Beginning of the Year	346	209	525	16	1,096
New	7	2	25	2	36
Remodels/Conversions (net activity as of year-end)	(1)	1	—	1	1
Closed	(27)	(27)	(10)	—	(64)

End of Year	325	185	540	19	1,069

At the end of Fiscal 2010, the Company operated 316 Abercrombie & Fitch stores, 181 abercrombie kids stores, 502 Hollister stores and 18 Gilly Hicks stores domestically. The Company also operated nine Abercrombie & Fitch stores, four abercrombie kids stores, 38 Hollister stores and one Gilly Hicks store internationally. At the end of Fiscal 2009, the Company operated 340 Abercrombie & Fitch stores, 205 abercrombie kids stores, 507 Hollister stores and 16 Gilly Hicks stores domestically. The Company also operated six Abercrombie & Fitch stores, four abercrombie kids stores and 18 Hollister stores internationally.

Direct-to-Consumer Business.

During Fiscal 2010, the Company operated, and continues to operate, four websites, including: www.abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.gillyhicks.com. Each of the four websites reinforces the particular brand’s lifestyle and is designed to complement the in-store experience. Aggregate total net sales through direct-to-consumer operations, including shipping and handling revenue, was $405.0 million for Fiscal 2010, representing 11.7% of total net sales. The Company believes its direct-to-consumer operations have broadened its market and brand recognition worldwide.

Marketing and Advertising.

The Company considers the in-store experience to be its primary marketing vehicle. The Company’s marketing strategy emphasizes the senses to reinforce the aspirational lifestyles represented by the brands. The Company’s flagship stores represent the pinnacle of the Company’s in-store branding efforts. The Company also engages its customers through social media and mobile commerce in ways that reinforce the aspirational lifestyle of the brands. Flagship stores and social media both attract a substantial number of international consumers and have significantly contributed to the worldwide status of the Company’s iconic brands.

Merchandise Suppliers.

During Fiscal 2010, the Company purchased merchandise from approximately 191 vendors located throughout the world; primarily in Asia and Central and South America. The Company did not source more than 5% of its merchandise from any single factory or supplier during Fiscal 2010. The Company pursues a global sourcing strategy that includes relationships with vendors in 27 countries as well as the United States (the “U.S.”). The Company’s foreign purchases of merchandise are negotiated and settled in U.S. dollars.

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

Distribution and Merchandise Inventory.

In Fiscal 2010, a majority of the Company’s merchandise and related materials were shipped to the Company’s two distribution centers (“DCs”) in New Albany, Ohio where they were received and inspected. The Company is in the process of consolidating the operations of its two DCs in New Albany into one, with an expected completion in mid-2012. The Company also uses a third-party DC in the Netherlands for the distribution of merchandise to stores located in Europe and Asia. The Company utilizes one contract carrier to ship merchandise and related materials to its North American stores and all direct-to-consumer customers, and a separate contract carrier for its European and Asian stores. The Company also plans to open an additional third-party DC to support Asian operations in Fiscal 2011.

The Company strives to maintain sufficient quantities of inventory in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.

Information Systems.

The Company’s management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to make the Company scalable, efficient and more accurate, including in support of its international expansion.

Seasonal Business.

The retail apparel market has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”); and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School (August) and Holiday (November and December) selling periods.

Trademarks.

The Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Gilly Hicks®, Gilly Hicks Sydney® and the “Moose,” “Seagull,” and “Koala” trademarks have been registered with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. These trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes that its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

Financial Information about Segments.

The Company determines its operating segments on the same basis that it uses to evaluate performance internally. The Company believes its operating segments may be aggregated and reported as one reportable segment for financial reporting purposes because they are similar in each of the following areas: class of consumer, economic characteristics, nature of products, nature of production processes, and distribution methods. Refer to Note 1, “Basis of Presentation” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion, including the break-out of geographic information for net sales and long-lived assets.

Other Information.

Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

Competition.

The sale of apparel and personal care products through “brick-and-mortar” stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. As the Company continues expanding internationally, it also faces competition in local markets from established chains, as well as local specialty stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.

The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends; and maintaining the aspirational positioning of its brands so it can sustain its premium pricing position. Furthermore, the Company faces additional competitive challenges as many retailers continue promotional activities regardless of economic conditions. In response to these conditions, the Company has increased its promotional activity while continuing to focus on preserving the value of its brands.

Associate Relations.

As of March 18, 2011, the Company employed approximately 85,000 associates, only 855 of whom were party to a collective bargaining agreement in Italy. Approximately 76,000 of these associates were part-time associates.

On average, the Company employed approximately 25,000 full-time equivalents during Fiscal 2010 which included approximately 16,000 full-time equivalents comprised of part-time associates, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.

The Company believes it maintains a good relationship with its associates. However, in the normal course of business, the Company is party to lawsuits involving former and current associates. Please see the discussion in “ITEM 3. LEGAL PROCEEDINGS” in this Annual Report on Form 10-K.

Environmental Matters.

Compliance with domestic and international regulations related to environmental matters has not had, nor is it expected to have, any material effect on capital expenditures, earnings, or the Company’s competitive position based on information and circumstances known to us at this time.

Discontinued Operations

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for all periods presented. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements And Risk Factors.

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, we assume no obligation to publicly update or revise our forward-looking statements.

The following factors could affect our financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:

•	changes in economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, could have a material adverse effect on our business, results of operations and liquidity;

•	if we are unable to anticipate, identify and respond to changing fashion trends and consumer preferences in a timely manner, and manage our inventory commensurate with customer demand, our sales levels and profitability may decline;

•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;

•	equity-based compensation awarded under the employment agreement with our Chief Executive Officer could adversely impact our cash flows, financial position or results of operations and could have a dilutive effect on our outstanding Common Stock;

•	our growth strategy relies significantly on international expansion, which adds complexity to our operations and may strain our resources and adversely impact current store performance;

•	our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations;

•	our direct-to-consumer sales are subject to numerous risks that could adversely impact sales;

•	we have incurred, and may continue to incur, significant costs related to store closures;

•	our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable store sales will continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;

•	we do not own or operate any manufacturing facilities and, therefore, depend upon independent third parties for the manufacture of all our merchandise;

•	our reliance on two distribution centers domestically and one third-party distribution center internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•	our reliance on third parties to deliver merchandise from our distribution centers to our stores and direct-to-consumer customers could result in disruptions to our business;

•	we may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues;

•	modifications and/or upgrades to our information technology systems may disrupt our operations;

•	our facilities, systems and stores as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and adversely affect our operating results;

•	our litigation exposure could exceed expectations, having a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

•	our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and adversely impact our financial results;

•	reduced operating results and cash flows at the store level may cause us to incur impairment charges;

•	we are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply;

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our unsecured credit agreement includes financial and other covenants that impose restrictions on our financial and business operations; and

•	our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions.

The following sets forth a description of certain risk factors that we believe may be relevant to an understanding of our business. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

Changes in Economic and Financial Conditions, and the Resulting Impact on Consumer Confidence and Consumer Spending, Could Have a Material Adverse Effect on Our Business, Results of Operations and Liquidity.

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales tax rates and rate increases, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. dollar versus foreign currencies and other macroeconomic factors. During Fiscal 2008 and Fiscal 2009, the combination of these factors caused consumer spending to deteriorate significantly. While consumer spending began to improve in Fiscal 2010, these factors may cause levels of spending to remain depressed relative to historical levels for the foreseeable future. In addition, these factors may cause consumers to purchase products from lower-priced competitors or to defer purchases of apparel and personal care products altogether. One of the factors that we consider important to our ability to achieve the operating income goals we have set for ourselves is a return of the productivity of our domestic stores toward historical levels. The economic conditions and factors described above could adversely affect the anticipated increase in productivity of our domestic stores, as well as adversely affect the pace of opening new international stores, or their productivity once opened.

Economic uncertainty could have a material adverse effect on our results of operations and our liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in becoming reliant on external financing, the availability of which may be uncertain.

In addition, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations. The risks could be exacerbated individually or collectively.

If We are Unable to Anticipate, Identify and Respond to Changing Fashion Trends and Consumer Preferences in a Timely Manner, and Manage Our Inventory Commensurate with Customer Demand, Our Sales Levels and Profitability May Decline.

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Our merchandise must appeal to each brand’s corresponding target market of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We must translate market trends into appropriate, saleable merchandise far in advance of its sale in our stores or on our Internet websites. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preference and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. We attempt to reduce the risks of changing fashion trends and product acceptance in part by devoting a portion of our merchandise for each brand to basic styles that are not significantly modified from year-to-year. However, there can be no assurance that we will continue to anticipate consumer demands successfully in the future. To the extent that we fail to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, our sales will be adversely affected. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to reduce excess inventory or increases in inventory valuation reserves. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities, increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. Any of these events could significantly harm our operating results and financial condition.

Fluctuations in the Cost, Availability and Quality of Raw Materials, Labor and Transportation, Could Cause Manufacturing Delays and Increase Our Costs.

Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. During the past 12 months alone, the price of cotton has nearly tripled based on Index A. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change.

In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well, and, if the price of oil continues to increase, and as there continues to be significant unrest in the Middle East, it is unlikely that such cost pressure will abate.

In the future, we may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers. These increasing costs of production could also adversely affect our ability to achieve the gross margin objectives we have established for ourselves as one component of our roadmap.

Equity-Based Compensation Awarded Under the Employment Agreement with Our Chief Executive Officer Could Adversely Impact Our Cash Flows, Financial Position or Results of Operations and Could have a Dilutive Effect on Our Outstanding Common Stock.

Under the Employment Agreement, entered into as of December 19, 2008, between Abercrombie & Fitch Co. and Michael S. Jeffries, our Chairman and Chief Executive Officer (the “Employment Agreement”), Mr. Jeffries received grants (the “Retention Grants”) of stock appreciation rights. In addition to the Retention Grants, Mr. Jeffries is also eligible to receive two equity-based grants during each fiscal year of the term of the Employment Agreement starting with Fiscal 2009 (each, a “Semi-Annual Grant”). The value of a Semi-Annual Grant is uncertain and dependent on the future market price of our Common Stock and our financial performance. To date, Mr. Jeffries has received Semi-Annual Grants, in aggregate, of 3,463,972 stock appreciation rights.

In connection with the Semi-Annual Grants contemplated by the Employment Agreement, the related compensation expense could significantly impact our results of operations. In addition, the significant number of shares of Common Stock which could be issued to settle the Retention Grants and the Semi-Annual Grants is uncertain and dependent on the future market price of our Common Stock and our financial performance and would, if issued, have a dilutive effect with respect to our outstanding shares of Common Stock, which may adversely affect the market price of our Common Stock.

In the event that there are not sufficient shares of Common Stock available to be issued under our 2007 Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan at the time these equity-based awards are ultimately settled, we will be required to settle some portion of the awards in cash, which could have an adverse impact on our cash flow from operations, financial position or results of operations. Furthermore, the awards may not be deductible pursuant to Internal Revenue Code Section 162(m). In addition, under applicable accounting rules, if our stock price increases to a point where, as of any measurement date, we would be unable to settle outstanding equity-based awards in shares of Common Stock from our existing plans, we will be required to classify and account for all or a portion of the equity-based awards as liabilities. This could further adversely impact our results of operations.

Given the number of shares of Common Stock which could be issued under the Retention Grants and the Semi-Annual Grants, we intend to seek stockholder approval of additional long-term incentive compensation plans in order to be able to continue to settle the awards in Common Stock. In the event that we are unable to obtain such approval, the risk of cash settlement and/or liability accounting would be increased.

Our Growth Strategy Relies Significantly on International Expansion, Which Adds Complexity to Our Operations and May Strain Our Resources and Adversely Impact Current Store Performance.

Our growth strategy largely depends on the opening of new international stores. This international expansion has placed, and will continue to place, increased demands on our operational, managerial and administrative resources at all levels of the Company. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores or could adversely affect our inventory levels. Furthermore, our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks. Our international expansion strategy and success could also be adversely impacted by the global economy. Failure to properly implement our growth strategy could have a material adverse effect on our financial condition and results of operations or could otherwise adversely affect our ability to achieve our roadmap objectives.

In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our employees comply with these laws. If any of our overseas operations, or our employees or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our International Expansion Plan is Dependent on a Number of Factors, Any of Which Could Delay or Prevent Successful Penetration into New Markets or Could Adversely Affect the Profitability of Our International Operations.

As we expand internationally, we may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers, as well as hiring experienced management. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store openings, and, in any such case, our growth may be limited, unless we can:

•	identify suitable markets and sites for store locations;

•	address the different operational characteristics present in each country to which we expand, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•	negotiate acceptable lease terms, in some cases in locations in which the relative rights and obligations of landlords and tenants differ significantly from the customs and practices in the United States;

•	hire, train and retain competent store personnel;

•	gain and retain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand infrastructure to accommodate growth;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage foreign currency exchange risks effectively; and

•	achieve acceptable operating margins from new stores.

Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, would adversely affect our ability to achieve the roadmap objectives that we have established for ourselves.

Our Direct-to-Consumer Sales are Subject to Numerous Risks that Could Adversely Impact Sales.

We sell merchandise over the Internet through our websites: www.abercrombie.com; www.abercrombiekids.com; www.hollisterco.com; and www.gillyhicks.com. Our Internet operations are subject to numerous risks, including:

•	reliance on third-party computer hardware/software providers;

•	rapid technological change and the implementation of new systems and platforms;

•	diversions of sales from our stores;

•	liability for online content;

•	violations of state, federal or international laws, including those relating to online privacy;

•	credit card fraud;

•	the failure of the computer systems that operate our websites and their related support systems, including computer viruses;

•	telecommunication failures and electronic break-ins and similar disruptions; and

•	disruption of Internet service, whether for technical reasons or as a result of state-sponsored censorship.

Our failure to successfully respond to these risks might adversely affect sales in our Internet business, as well as damage our reputation and brands.

We Have Incurred, and May Continue to Incur, Significant Costs Related to Store Closures.

We may incur costs associated with store closures resulting from, among other things, lease termination agreements associated with closing stores prior to the stores’ lease expiration date. These costs could be significant and could have a material adverse effect on our financial condition and results of operations. We previously announced our intention to close underperforming domestic stores as part of our efforts to increase domestic store productivity toward our roadmap goals. In Fiscal 2010, we incurred $4.4 million of expenses in connection with the closings of 64 domestic stores.

Our Development of a New Brand Concept Such as Gilly Hicks Could Have a Material Adverse Effect on Our Financial Condition or Results of Operations.

Historically, we have internally developed and launched new brands that have contributed to our sales growth. Our most recently added brand is Gilly Hicks, which offers bras, underwear, personal care products, sleepwear and at-home products for girls. The development of new brand concepts such as Gilly Hicks requires management’s focus and attention, as well as significant capital investments. Furthermore, a new brand concept is susceptible to risks that include lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that a new brand concept, including Gilly Hicks, will achieve successful results. The failure of Gilly Hicks to be successfully launched and to achieve profitability could have a material adverse effect on our financial condition and results of operations. The costs of exiting a brand are significant. In Fiscal 2009, we incurred pre-tax exit costs of $56.1 million and pre-tax impairment charges of $51.5 million associated with the closure of RUEHL. In addition, the ongoing development of new concepts may place a strain on available resources.

Fluctuations in Foreign Currency Exchange Rates Could Adversely Impact Our Financial Condition and Results of Operations.

The functional currency of our international subsidiaries is generally the local currency in which each operates, which includes Euros, Canadian Dollars, Japanese Yen, Danish Kroner, Hong Kong Dollars and British Pounds. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which could result in foreign currency transaction gains or losses. The fluctuation in the value of the U.S. dollar against other currencies could impact our financial results.

Furthermore, we purchase substantially all of our inventory in U.S. dollars. As a result, our gross margin rate from international operations is subject to volatility from movements in exchange rates over time, which could have an adverse effect on our financial condition and results of operations and profitability of the growth desired from international operations.

Our Business Could Suffer if Our Information Technology Systems are Disrupted or Cease to Operate Effectively.

We rely heavily on our information technology systems to operate our websites, record and process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship merchandise on a timely basis and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems. Despite efforts to prevent such an occurrence, our information technology systems are vulnerable from time-to-time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged or fail to function properly, we may have to make monetary investments to repair or replace the systems and we could endure delays in our operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could – especially if the disruption or slowdown occurred during our peak selling seasons – result in delays of merchandise to our stores and customers, which could reduce demand for our merchandise and cause our sales to decline.

Comparable Store Sales Will Continue to Fluctuate on a Regular Basis and Impact the Volatility of the Price of Our Common Stock.

Our comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past three fiscal years, comparable sales results have fluctuated as follows: (a) from 7% to (23)% for annual results and (b) from 13% to (30)% for quarterly results. We believe that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors or mall anchor tenants, changes in economic conditions and consumer spending patterns, weather conditions, opening and/or closing of our stores near each other, the timing of the release of new merchandise and promotional events, changes in our merchandise mix and the calendar shifts of tax free and holiday periods.

Comparable store sales fluctuations may impact our ability to leverage fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.

In addition, comparable store sales fluctuations may have been an important factor in the volatility of the price of our Common Stock in the past, and it is likely that future comparable store sales fluctuations will contribute to stock price volatility in the future.

Our Market Share May be Negatively Impacted by Increasing Competition and Pricing Pressures from Companies with Brands or Merchandise Competitive with Ours.

The sale of apparel and personal care products through brick-and-mortar stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional, national and international department stores. The substantial sales growth in the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse demographic markets;

•	sourcing merchandise efficiently;

•	developing innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors; and

•	countering the aggressive promotional activities of many of our competitors without diminishing the aspirational nature of our brands and brand equity.

In light of the competitive challenges we face, we may not be able to compete successfully in the future. Further, increases in competition could reduce our sales and harm our operating results and business.

Our Ability to Attract Customers to Our Stores Depends, in Part, on the Success of the Shopping Malls in Which Most of Our Stores are Located.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls in the United States and, increasingly, in many international locations as shopping destinations. We cannot control the development of new shopping malls in the United States or around the world; the availability or cost of appropriate locations within existing or new shopping malls; competition with other retailers for prominent locations; or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international Hollister Co. stores, which are primarily mall-based, and could have a material adverse effect on our financial condition or results of operations. Unfavorable economic conditions, particularly in certain regions, have affected mall traffic and resulted in the closing of certain anchor stores. The viability of certain commercial and real estate firms which operate major shopping malls has also been threatened. In addition, some malls that were in prominent locations when we opened stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, or we may fail to achieve our roadmap goals for domestic productivity, which would impact our gross profits, net income or ability to achieve our roadmap goal for operating margin by Fiscal 2012.

Part of our future growth is dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

Our Net Sales Fluctuate on a Seasonal Basis, Causing Our Results of Operations to be Susceptible to Changes in Back-to-School and Holiday Shopping Patterns.

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, due to the increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season in the United States. Our net sales and net income during the first and second fiscal quarters are typically lower due, in part, to the traditional slowdown in retail sales immediately following the Holiday selling season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Any factors negatively affecting us during the third and fourth fiscal quarters of any year, including inclement weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

Our Inability to Accurately Plan for Product Demand and Allocate Merchandise Effectively Could Have a Material Adverse Effect on Our Results.

We must order and keep appropriate merchandise in stock to meet demand. As a result, the inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our financial condition and results of operations. High inventory levels due to unanticipated decreases in demand for our products, misidentification of fashion trends, or excess inventory purchases could require us to sell merchandise at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability. Low levels of inventory due to conservative planning could also affect product offerings in our stores and on our websites and negatively impact net sales and profitability.

Our Failure to Protect Our Reputation Could Have a Material Adverse Effect on Our Brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

We Rely on the Experience and Skills of Our Senior Executive Officers, the Loss of Whom Could Have a Material Adverse Effect on Our Business.

Our senior executive officers closely supervise all aspects of our business — in particular, the design of our merchandise and the operation of our stores. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. If we were to lose the benefit of their involvement — in particular the services of any one or more of Michael S. Jeffries, Chairman and Chief Executive Officer; Diane Chang, Executive Vice President — Sourcing; Leslee K. Herro, Executive Vice President — Planning and Allocation; Jonathan E. Ramsden, Executive Vice President and Chief Financial Officer; and Ronald A. Robins, Jr., Senior Vice President, General Counsel and Secretary — without adequate succession plans, our business could be adversely affected. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.

Interruption in the Flow of Merchandise from Our Key Vendors and International Manufacturers Could Disrupt Our Supply Chain, Which Could Result in Lost Sales and Could Increase Our Costs.

We purchase the majority of our merchandise outside of the U.S. through arrangements with approximately 190 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of our domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	economic uncertainties and adverse economic conditions (including inflation and recession);

•	fluctuations in the value of the U.S. dollar against foreign currencies;

•	restrictions on the transfer of funds;

•	the potential of manufacturer financial instability, inability to access needed liquidity or bankruptcy;

•	significant labor disputes, such as dock strikes;

•	significant delays in the delivery of cargo due to port security considerations;

•	financial or political instability in any of the counties in which our merchandise is manufactured;

•	natural disasters; and

•	regulations to address climate change.

In addition, we cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the U.S. or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition or results of operations.

We do not Own or Operate any Manufacturing Facilities and, Therefore, Depend Upon Independent Third Parties for the Manufacture of all Our Merchandise.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. Our products are manufactured to our specifications primarily by foreign manufacturers. We cannot control all of the various factors, which include inclement weather, natural disasters, political and financial instability, strikes, health concerns regarding infectious diseases in countries in which our merchandise is produced, and acts of terrorism, that might affect a manufacturer’s ability to ship orders of our merchandise in a timely manner or to meet our quality standards. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence in the quality and value of our brands or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations. We are also susceptible to increases in sourcing costs from our manufacturers which we may not be able to pass on to our customers and could adversely affect our financial condition or results of operations.

Additionally, while we utilize third-party compliance auditors to visit and monitor the operations of our manufacturers, we do not have control of the independent manufacturers or their labor practices. As a result, the risk remains that one or more of our manufacturers will not adhere to our global compliance standards and violate labor laws or other laws, including consumer and product safety laws. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors or manufacturers that could harm our image. If either of these events occur, we could lose customer goodwill and favorable brand recognition.

Our Reliance on Two Distribution Centers Domestically and One Third-Party Distribution Center Internationally Makes us Susceptible to Disruptions or Adverse Conditions Affecting Our Distribution Centers.

Our two distribution centers located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to our stores and direct-to-consumer customers, both regionally and internationally. We also use a third-party distribution center in the Netherlands for the distribution of merchandise delivered to our stores located outside of North America. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, and demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

We are in the process of consolidating our two distribution centers in New Albany into one, with an expected completion date in mid-2012. This consolidation requires management’s focus and attention, as well as significant capital investments. We believe that this consolidation will result in operational efficiencies and that one distribution center in New Albany is adequate. However, if we are unable to operate effectively with one distribution center, our distribution operations could be disrupted. Further, consolidation into one distribution center increases our susceptibility to risks associated with system failures, accidents, weather conditions, national disasters, and other unforeseen circumstances. If our operations are disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

Our Reliance on Third Parties to Deliver Merchandise From Our Distribution Centers to Our Stores and Direct-to-Consumer Customers Could Result in Disruptions to Our Business.

The efficient operations of our stores and direct-to-consumer operations depend on the timely receipt of merchandise from our distribution centers. We deliver our merchandise to our stores and direct-to-consumer customers using independent third parties. We use primarily one contract carrier for domestic store deliveries and all direct-to-consumer deliveries and a separate contract carrier for international store deliveries. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

We May be Exposed to Risks and Costs Associated With Credit Card Fraud and Identity Theft That Would Cause us to Incur Unexpected Expenses and Loss of Revenues.

A significant portion of our customer orders are placed through our websites. In addition, a significant portion of sales made through our retail stores require the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. A security breach could cause customers to lose confidence in the security of our websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.

Modifications and/or Upgrades to Our Information Technology Systems May Disrupt Our Operations.

We regularly evaluate our information technology systems and requirements and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. We believe we are taking appropriate action to mitigate the risks through disciplined adherence to methodology, program management, testing and user involvement, as well as securing appropriate commercial contracts with third-party vendors supplying the replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition and results of operations. Additionally, there is no assurance that a successfully implemented system will deliver the anticipated value to us.

Our Facilities, Systems and Stores as Well as the Facilities and Systems of Our Vendors and Manufacturers, are Vulnerable to Natural Disasters and Other Unexpected Events, any of Which Could Result in an Interruption in Our Business and Adversely Affect Our Operating Results.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-consumer operations, as well as the operations of our vendors and manufacturers, are vulnerable to damage from earthquakes, tornadoes, hurricanes, fires, floods, power losses, telecommunications failures, hardware and software failures, computer viruses and similar events. If any of these events result in damage to our facilities, systems or stores, or the facilities or systems of our vendors or manufacturers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage which exceeds our applicable insurance coverage.

There is great uncertainty related to the earthquakes and the status of nuclear power plants in Japan. A continued interruption in business in Japan could have an adverse impact on our financial position or results of operations.

Our Litigation Exposure Could Exceed Expectations, Having a Material Adverse Effect on Our Financial Condition and Results of Operations.

We are involved, from time-to-time, in litigation incidental to our business, such as litigation regarding overtime compensation and other employment or wage and hour related matters. Management is unable to assess the potential exposure of the aforesaid matters. Our current exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.

Our Inability or Failure to Adequately Protect Our Trademarks Could Have a Negative Impact on Our Brand Image and Limit Our Ability to Penetrate New Markets.

We believe our trademarks, Abercrombie & Fitch®, abercrombie®, Hollister Co.®, Gilly Hicks®, Gilly Hicks Sydney® and the “Moose,” “Seagull” and “Koala” logos, are an essential element of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, we own registrations and pending applications for other trademarks in the U.S. and have applied for or obtained registrations from the registries in many foreign countries in which our stores or our manufacturers are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

Because we have not yet registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our international expansion and our merchandising of products using these marks could be limited. For example, we cannot ensure that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom we are not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. If we are unable to reach an arrangement with any such party, our manufacturers may be unable to manufacture our products, and we may be unable to sell in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should our business plan include selling our merchandise in those non-U.S. jurisdictions.

We have an anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Brand Protection Team, whose goal is to eliminate the supply of illegal pieces of our products. The Brand Protection Team interacts with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of our trademarks. Although brand security initiatives are being taken, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful.

Fluctuations in Our Tax Obligations and Effective Tax Rate May Result in Volatility in Our Operating Results.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (or “VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

The Effects of War or Acts of Terrorism Could Have a Material Adverse Effect on Our Operating Results and Financial Condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce and have intensified uncertainties in the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Our inability to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Our Inability to Obtain Commercial Insurance at Acceptable Prices or Our Failure to Adequately Reserve For Self-Insured Exposures Might Increase Our Expenses and Adversely Impact Our Financial Results.

We believe that commercial insurance coverage is prudent for risk management in certain areas of our business. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-held companies, intervention by the government and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. Furthermore, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risk. We are primarily self-insured for workers’ compensation and employee health benefits. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures exist for which no insurance may be available and for which we have not reserved.

Reduced Operating Results and Cash Flows at the Store Level May Cause us to Incur Impairment Charges.

Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. The review could result in significant charges related to underperforming stores which could impact our results of operations. Futhermore, our impairment review requires us to make estimates and projections regarding, but not limited to, future cash flows.

We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. We have recognized significant impairment charges in the past and may do so in the future. In Fiscal 2008 and Fiscal 2009, we recognized approximately $13.6 million and $31.4 million, respectively, in after-tax charges associated with the impairment of RUEHL-related stores assets; and we subsequently discontinued our RUEHL operations. In Fiscal 2010, we recorded an after-tax charge of $30.9 million associated with Gilly Hicks stores, as well as certain other store-related assets. The Gilly Hicks charge relates to the stores constructed using the original large format store of approximately 10,000 gross square feet, and does not affect our operating plans for Gilly Hicks. In Fiscal 2008 and Fiscal 2009, we recognized $5.4 million and $20.4 million, respectively, in after-tax charges associated with the impairment of store-related assets unrelated to RUEHL. As a result of these charges, our operating results have been, and in the future may be, adversely affected.

We are Subject to Customs, Advertising, Consumer Protection, Privacy, Zoning and Occupancy and Labor and Employment Laws That Could Require us to Modify Our Current Business Practices, Incur Increased Costs or Harm Our Reputation if We do not Comply.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution centers. As our business becomes more international in scope and we enter more countries internationally, the number of laws and regulations that we are subject to, as well as their scope and reach, increases significantly and heightens our risks. If these laws and regulations were to change, or were violated by our management, employees, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm as well as significant fines, penalties and sanctions both domestically and abroad. In addition, changes in federal, state and international minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability. We are also subject to U.S. securities laws and regulations as well as stock exchange rules which could subject us to enforcement actions, de-listing and adverse legal sanctions for non-compliance.

Changes in the Regulatory or Compliance Landscape Could Adversely Affect Our Business and Results of Operations.

Laws and regulations at the state, federal and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including those related to health care, taxes, transportation and logistics, privacy, environmental issues, trade, product safety or employment and labor, could adversely affect our business and results of operations.

Our Unsecured Credit Agreement Includes Financial and Other Covenants That Impose Restrictions on Our Financial and Business Operations.

Our unsecured credit agreement expires on April 12, 2013 and market conditions could potentially impact the size and terms of a replacement facility.

In addition, our unsecured credit agreement contains financial covenants that require us to maintain a minimum coverage ratio and a maximum leverage ratio. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and the lenders could declare outstanding borrowings immediately due and payable. If that should occur, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the unsecured credit agreement.

The inability to obtain credit on commercially reasonable terms, or a default under the current unsecured credit agreement, could adversely impact our liquidity and results of operations.

Our Operations may be Affected by Regulatory Changes Related to Climate Change and Greenhouse Gas Emissions.

Our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions. We are uncertain how the U.S. and international economies will be affected by potential legislation and public reactions. As a result, the effect this could have on our operations is presently unknown.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and support functions occupy 491 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small distribution and shipping facility located in the Columbus, Ohio area, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Los Angeles, California, as well as offices in the United Kingdom, Japan and Switzerland.

All of the retail stores operated by the Company, as of March 18, 2011, are located in leased facilities, primarily in shopping centers in North America, Europe and Asia. The leases expire at various dates, between 2011 and 2028.

The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

As of March 18, 2011, the Company’s 1,070 stores were located in North America, Europe and Asia as follows:

Alabama	9	Kentucky	10	North Dakota	2
Alaska	1	Louisiana	14	Ohio	36
Arizona	16	Maine	4	Oklahoma	7
Arkansas	7	Maryland	19	Oregon	13
California	134	Massachusetts	34	Pennsylvania	45
Colorado	10	Michigan	31	Rhode Island	3
Connecticut	22	Minnesota	21	South Carolina	14
Delaware	5	Mississippi	2	South Dakota	2
District Of Columbia	1	Missouri	17	Tennessee	24
Florida	74	Montana	2	Texas	89
Georgia	23	Nebraska	5	Utah	8
Hawaii	5	Nevada	13	Vermont	2
Idaho	4	New Hampshire	10	Virginia	28
Illinois	46	New Jersey	40	Washington	23
Indiana	25	New Mexico	3	West Virginia	5
Iowa	8	New York	55	Wisconsin	13
Kansas	5	North Carolina	27
Canada	16
Denmark	1
Germany	5
Italy	5
Japan	2
Puerto Rico	1
Spain	3
United Kingdom	21

ITEM 3.	LEGAL PROCEEDINGS

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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. Plaintiff’s appeal has been fully briefed and argued and is awaiting decision. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.

On December 21, 2007 Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of

Orange County, California. He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants have denied the material allegations of plaintiffs’ complaints throughout the litigation and have asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the trial court granted in part, and denied in part, plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties are continuing to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 18, 2011:

Michael S. Jeffries, 66, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the title of President of A&F. Under the terms of the Employment Agreement, entered into as of December 19, 2008, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.

Diane Chang, 55, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Leslee K. Herro, 50, has been Executive Vice President — Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.

Jonathan E. Ramsden, 46, has been Executive Vice President and Chief Financial Officer of A&F since December 2008. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

Ronald A. Robins, Jr., 47, has been Senior Vice President, General Counsel and Secretary of A&F since August 2010. Mr. Robins joined A&F in November 2009 as Deputy General Counsel after spending 16 years at Vorys, Sater, Seymour and Pease LLP, 13 years as a partner in the firm’s corporate and finance practice group. Mr. Robins clerked for The Honorable Milton Pollack of the United States District Court for the Southern District of New York from 1989 to 1990. Before joining Vorys, Mr. Robins practiced for several years as an associate at Davis Polk & Wardwell in New York City.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2010 and Fiscal 2009:

	Sales Price
	High	Low

Fiscal 2010
4th Quarter	$58.50	$41.55
3rd Quarter	$45.75	$33.97
2nd Quarter	$45.71	$29.94
1st Quarter	$51.12	$31.31
Fiscal 2009
4th Quarter	$42.31	$29.88
3rd Quarter	$37.80	$28.76
2nd Quarter	$32.83	$22.70
1st Quarter	$28.06	$16.95

A quarterly dividend, of $0.175 per share, was paid in each of March, June, September and December in each of Fiscal 2008, Fiscal 2009 and Fiscal 2010. A&F expects to continue to pay a quarterly dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.

As of March 18, 2011, there were approximately 4,350 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 44,372 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 29, 2011:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	be Purchased under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period (Fiscal Month)	Purchased(1)	per Share(2)	Programs(3)	Programs(4)

October 31, 2010 through November 27, 2010	129,580	$42.52	112,600	10,565,200
November 28, 2010 through January 1, 2011	91,954	$54.09	89,200	10,476,000
January 2, 2011 through January 29, 2011	710,800	$52.45	710,800	9,765,200

Total	932,334	$51.23	912,600	9,765,200

(1)	An aggregate of 19,734 shares of Common Stock were deemed purchased during the quarterly period (thirteen-week period) ended January 29, 2011 representing shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted stock awards and exercise of employee stock appreciation rights. All other shares of A&F’s Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorizations described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorizations. On August 16, 2005, A&F announced the August 15, 2005 authorization by A&F’s Board of Directors to repurchase 6.0 million shares of A&F’s Common Stock. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock, in addition to the approximately 2.0 million shares of A&F’s Common Stock which remained available under the August 2005 authorization as of November 20, 2007. As of January 29, 2011, all of the shares authorized for repurchase under the August 2005 authorization had been repurchased.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. As of January 29, 2011, shares may only be repurchased under the November 20, 2007 authorization described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2010, A&F repurchased approximately 1.6 million shares of A&F’s Common Stock in the open market with a cost of approximately $76.2 million. A&F did not repurchase any shares of A&F’s Common Stock in the open market during Fiscal 2009. During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock in the open market with a cost of approximately $50.0 million. Both the Fiscal 2010 and the Fiscal 2008 repurchases were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended January 29, 2011 (the last day of A&F’s Fiscal 2010), in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., The S&P 500 Index
And The S&P Apparel Retail Index

*	$100 invested on 1/28/06 in stock or 1/31/06 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ABERCROMBIE & FITCH CO.
FINANCIAL SUMMARY

Summary of Operations

(Information below excludes amounts related to discontinued operations, except where otherwise noted)

	2010	2009	2008	2007	2006(1)
	(Thousands, except per share and per square foot amounts, ratios and store and associate data)

Net Sales	$3,468,777	$2,928,626	$3,484,058	$3,699,656	$3,284,176
Gross Profit	$2,212,181	$1,883,598	$2,331,095	$2,488,166	$2,200,668
Operating Income	$231,932	$117,912	$498,262	$778,909	$697,990
Net Income from Continuing Operations	$150,283	$78,953	$308,169	$499,127	$446,525
Loss from Discontinued Operations, Net of Tax(2)	$—	$(78,699)	$(35,914)	$(23,430)	$(24,339)
Net Income(2)	$150,283	$254	$272,255	$475,697	$422,186
Dividends Declared Per Share	$0.70	$0.70	$0.70	$0.70	$0.70
Net Income Per Share from Continuing Operations
Basic	$1.71	$0.90	$3.55	$5.72	$5.07
Diluted	$1.67	$0.89	$3.45	$5.45	$4.85
Loss Per Share from Discontinued Operations(2)
Basic	$—	$(0.90)	$(0.41)	$(0.27)	$(0.28)
Diluted	$—	$(0.89)	$(0.40)	$(0.26)	$(0.26)
Net Income Per Share(2)
Basic	$1.71	$0.00	$3.14	$5.45	$4.79
Diluted	$1.67	$0.00	$3.05	$5.20	$4.59
Basic Weighted-Average Shares Outstanding	88,061	87,874	86,816	87,248	88,052
Diluted Weighted-Average Shares Outstanding	89,851	88,609	89,291	91,523	92,010
Other Financial Information
Total Assets (including discontinued operations)	$2,947,902	$2,821,866	$2,848,181	$2,567,598	$2,248,067
Return on Average Assets(3)	5%	0%	10%	20%	21%
Working Capital(4)	$874,417	$776,311	$622,213	$585,575	$571,089
Current Ratio(5)	2.56	2.73	2.38	2.08	2.12
Net Cash Provided by Operating Activities(2)	$391,789	$395,487	$491,031	$817,524	$582,171
Capital Expenditures	$160,935	$175,472	$367,602	$403,345	$403,476
Long-Term Debt	$68,566	$71,213	$100,000	—	—
Stockholders’ Equity (including discontinued operations)	$1,890,784	$1,827,917	$1,845,578	$1,618,313	$1,405,297
Return on Average Stockholders’ Equity(6)	8%	0%	16%	31%	35%
Comparable Store Sales(7)	7%	(23)%	(13)%	(1)%	1%
Net Retail Sales Per Average Gross Square Foot	$390	$339	$432	$503	$509
Stores at End of Year and Average Associates
Total Number of Stores Open	1,069	1,096	1,097	1,013	930
Gross Square Feet	7,756	7,848	7,760	7,133	6,563
Average Number of Associates(8)	83,000	83,000	96,200	94,600	80,100

(1)	Fiscal 2006 was a fifty-three week year.

(2)	Includes results of operations from RUEHL branded stores and related direct-to-consumer operations. Results from discontinued operations were immaterial in Fiscal 2010.

(3)	Return on Average Assets is computed by dividing net income (including discontinued operations) by the average asset balance (including discontinued operations).

(4)	Working Capital is computed by subtracting current liabilities (including discontinued operations) from current assets (including discontinued operations).

(5)	Current Ratio is computed by dividing current assets (including discontinued operations) by current liabilities (including discontinued operations).

(6)	Return on Average Stockholders’ Equity is computed by dividing net income (including discontinued operations) by the average stockholders’ equity balance (including discontinued operations).

(7)	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Note Fiscal 2006 comparable store sales are compared to store sales for the comparable fifty-three weeks ended February 4, 2006.

(8)	Includes employees from RUEHL operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 29, 2011 is compared to the fifty-two week period ended January 30, 2010 and the fifty-two week period ended January 30, 2010 is compared to the fifty-two week period ended January 31, 2009.

The Company had net sales of $3.469 billion for the fifty-two weeks ended January 29, 2011, up 18.4% from $2.929 billion for the fifty-two weeks ended January 30, 2010. Operating income for Fiscal 2010 was $231.9 million, which was up from $117.9 million in Fiscal 2009. Net income from continuing operations was $150.3 million and net income per diluted share from continuing operations was $1.67 in Fiscal 2010, compared to net income from continuing operations of $79.0 million and net income per diluted share from continuing operations of $0.89 in Fiscal 2009.

Net income was $150.3 million and net income per diluted share was $1.67 in Fiscal 2010, compared to net income of $0.3 million and net income per diluted share of $0.00 in Fiscal 2009.

Excluding store-related asset impairment charges and exit charges associated with domestic store closures, the Company reported non-GAAP net income per diluted share of $2.05 for the fifty-two weeks ended January 29, 2011. Excluding the net loss from discontinued operations and store-related asset impairment charges, the Company reported non-GAAP net income per diluted share of $1.12 for the fifty-two weeks ended January 30, 2010.

The Company believes that the non-GAAP financial measures are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the Consolidated Statements of Operations and Comprehensive Income impact of non-cash store-related asset impairment charges, exit charges associated with domestic store closures and the loss from discontinued operations, net of tax. These non-GAAP financial measures should not be used as alternatives to net income per diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above.

Fifty-Two Weeks Ended	January 29, 2011	January 30, 2010	January 31, 2009

Net income per diluted share on a GAAP basis	$1.67	$0.00	$3.05
Plus: Loss from discontinued operations, net of tax(1)	—	$0.89	$0.40
Plus: Store-related asset impairment charges(2)	$0.34	$0.23	$0.06
Plus: Store closure charges(3)	$0.03	—	—

Net income per diluted share on a non-GAAP basis	$2.05	$1.12	$3.51

(1)	Loss from discontinued operations, net of tax, per diluted share, includes operating loss of $0.12 and $0.24, exit charges of $0.40 and $0.00, and impairment charges of $0.37 and $0.16 for the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively. Loss from discontinued operations, net of tax, per diluted share relate to Ruehl, which ceased operations during the fourth quarter of 2009.

(2)	Store-related asset impairment charges relate to stores whose asset carrying value exceeded the fair value. For the fifty-two week period ended January 29, 2011, the charges were associated with two Abercrombie & Fitch, two abercrombie kids, nine Hollister and 13 Gilly Hicks stores. For the fifty-two week period ended January 30, 2010, the charges were associated with 34 Abercrombie & Fitch, 46 abercrombie kids and 19 Hollister stores. For the fifty-two week period ended January 31, 2009, the charges were associated with 11 Abercrombie & Fitch, six abercrombie kids and three Hollister stores.

(3)	For the fifty-two week period ended January 29, 2011, store closure charges were associated with the closure of 64 stores, primarily related to lease obligations.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $391.8 million for Fiscal 2010. This source of cash was primarily driven by results from operations adjusted for non-cash items including depreciation and amortization and asset impairment charges. The Company used $160.9 million of cash for capital expenditures and had proceeds from the sale of marketable securities of $84.5 million during Fiscal 2010. The Company also repurchased $76.2 million of Common Stock and paid dividends totaling $61.7 million during Fiscal 2010. As of January 29, 2011, the Company had $826.4 million in cash and equivalents, and outstanding Japanese Yen-denominated debt of $43.8 million and stand-by letters of credit of $3.0 million.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the last three fiscal years, expressed as a percentage of net sales:

	2010	2009	2008

NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	36.2	35.7	33.1

GROSS PROFIT	63.8	64.3	66.9
Stores and Distribution Expense	45.8	48.7	41.2
Marketing, General and Administrative Expense	11.6	12.1	11.6
Other Operating Income, Net	(0.3)	(0.5)	(0.3)

OPERATING INCOME	6.7	4.0	14.3
Interest Expense (Income), Net	0.1	(0.1)	(0.3)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	6.6	4.1	14.6
Tax Expense from Continuing Operations	2.3	1.4	5.8

Net Income from Continuing Operations	4.3	2.7	8.8

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2.7)	(1.0)

NET INCOME	4.3%	0.0%	7.8%

FINANCIAL SUMMARY

The following summarized financial and statistical data compares Fiscal 2010 to Fiscal 2009 and Fiscal 2009 to Fiscal 2008:

	2010	2009	2008

Net sales by brand (thousands)	$3,468,777	$2,928,626	$3,484,058
Abercrombie & Fitch	$1,493,101	$1,272,287	$1,531,480
abercrombie	$382,579	$343,164	$420,518
Hollister	$1,552,814	$1,287,241	$1,514,204
Gilly Hicks**	$40,283	$25,934	$17,856
Increase (decrease) in net sales from prior year	18%	(16)%	(6)%
Abercrombie & Fitch	17%	(17)%	(7)%
abercrombie	11%	(18)%	(11)%
Hollister	21%	(15)%	(5)%
Gilly Hicks	55%	45%	NM
Increase (decrease) in comparable store sales*	7%	(23)%	(13)%
Abercrombie & Fitch	9%	(19)%	(8)%
abercrombie	5%	(23)%	(19)%
Hollister	6%	(27)%	(17)%
Net store sales per average store (in thousands)	$2,796	$2,412	$3,041
Abercrombie & Fitch	$3,772	$3,193	$3,878
abercrombie	$1,616	$1,453	$1,823
Hollister	$2,638	$2,299	$2,962
Net store sales per average gross square foot	$390	$339	$432
Abercrombie & Fitch	$419	$359	$438
abercrombie	$342	$313	$397
Hollister	$384	$338	$442
Change in transactions per average store	17%	(14)%	(16)%
Abercrombie & Fitch	15%	(14)%	(11)%
abercrombie	13%	(14)%	(20)%
Hollister	17%	(16)%	(18)%
Change in average store transaction value	(1)%	(7)%	2%
Abercrombie & Fitch	3%	(4)%	5%
abercrombie	(1)%	(7)%	1%
Hollister	(2)%	(8)%	1%
Change in average units per store transaction	8%	0%	0%
Abercrombie & Fitch	7%	(2)%	0%
abercrombie	11%	(1)%	(2)%
Hollister	7%	0%	(1)%
Change in average unit retail sold, including DTC	(9)%	(7)%	2%
Abercrombie & Fitch	(5)%	(2)%	5%
abercrombie	(12)%	(7)%	3%
Hollister	(9)%	(8)%	1%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for the fifty-two week periods ended January 29, 2011, January 30, 2010 and January 31, 2009 reflect the activity of 19, 16 and 14 stores, respectively. Operational data was deemed immaterial for inclusion in the table above.

CURRENT TRENDS AND OUTLOOK

During Fiscal 2010, we exceeded our objectives in terms of sales, operating income and net income per share, and did this while continuing to focus on the long-term drivers of the business.

We have a stated objective of increasing our operating margin back to historical levels of around 15% by Fiscal 2012, and have identified previously a number of factors comprising our “roadmap” to achieving this goal.

First, as one of these factors, we had an original objective of returning our gross margin to our peak level of around 67% by 2012. Due to significant sourcing cost pressures, we no longer believe this objective is realistic. The Company expects to offset an element of the sourcing cost pressure through increased ticket prices, and the gross margin rate should also benefit from continued international growth; however, there is significant uncertainty about consumer reaction to price increases, and ongoing cost increases are likely to continue to put downward pressure on the Company’s gross margin rate. As we manage through this issue, the Company will continue to take a long-term approach, and will not sacrifice quality to achieve cost reductions.

Second, improving average domestic store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores. During 2010, we achieved same store sales growth of 7%, and the Company is targeting same store sales increases at this level or greater in each of 2011 and 2012. In addition, during 2010, we closed 64 domestic stores, predominantly at the end of the year, and expect approximately a further 50 closings during 2011, predominantly at the end of the year.

Third, achieving significantly profitable international growth. In Fiscal 2011, we are seeking to accelerate international growth. We expect to open up to 40 international mall-based Hollister stores, including our first stores in mainland China and Hong Kong. We also plan to open five Abercrombie & Fitch flagship stores in Paris, Madrid, Dusseldorf, Brussels and Singapore. The Company’s flagship store in Dublin is now expected to open in 2012.

Fourth, sustaining strong growth rates in our direct-to-consumer business, which should benefit from multiple investments we are making in the business and from our growing international presence.

Fifth, improving the productivity of the Gilly Hicks brand, which the Company believes is a necessary precursor to expanding the store count for the brand and having a path to profitability.

Finally, maintaining tight control over expenses and seeking greater efficiencies, an example of which is our plan to consolidate our two domestic distribution centers. The consolidation is expected to be completed by mid-2012 and is expected to facilitate the sale of the second distribution center and result in reduced operational costs.

All of these factors interplay, so that over-achievement with respect to one or more factors may offset or counterbalance a shortfall or under-achievement on other objectives. However, in the event of a significant shortfall against one objective, such as gross margin, it is unlikely that the overall roadmap objective will be achieved.

During Fiscal 2011, based on new store opening plans and other capital expenditures, the Company expects total capital expenditures to be approximately $300 million to $350 million, with the upper end of the range being subject to the Company achieving the higher end of its range of potential new store openings, including commitments for 2012 openings.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•	Comparable store sales by brand, by product, and by store, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	Direct-to-consumer sales growth;

•	International, and domestic and flagship store performance;

•	Store productivity;

•	Initial Mark Up (“IMU”);

•	Markdown rate;

•	Gross profit rate;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations; and

•	Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average transaction values, store contribution (defined as store sales less direct costs of running the store), and average units per transaction.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics as part of its “Financial Summary” and in several sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FISCAL 2010 COMPARED TO FISCAL 2009

Net Sales

Net sales for Fiscal 2010 were $3.469 billion, an increase of 18% from Fiscal 2009 net sales of $2.929 billion. The net sales increase was attributable to a 7% increase in comparable store sales, a 40% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency on sales for Fiscal 2010 and Fiscal 2009 was less than 1% of net sales.

Comparable store sales by brand for Fiscal 2010 were as follows: Abercrombie & Fitch increased 9%, with women’s increasing by a high single digit percent and men’s increasing by a low double digit.

abercrombie kids increased 5%, with each of girls and guys increasing by a mid single digit. Hollister increased 6%, with bettys increasing by a mid single digit and dudes increasing by a high single digit.

On a comparable store sales basis, Europe was the strongest performing region, while Canada and Japan were the weakest. Within the U.S., flagship and tourist stores outperformed non-tourist stores, though all store categories experienced positive comparable store sales.

For Fiscal 2010, total Company international net sales, including direct-to-consumer net sales, increased 79% to $646.8 million.

Direct-to-consumer net merchandise sales in Fiscal 2010 were $352.5 million, an increase of 41% from Fiscal 2009 direct-to-consumer net merchandise sales of $249.4 million. Shipping and handling revenue for the corresponding periods was $52.5 million in Fiscal 2010 and $40.7 million in Fiscal 2009. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.7% of total net sales in Fiscal 2010 compared to 9.9% in Fiscal 2009.

For Fiscal 2010, from a comparable store sales perspective across all brands, the masculine categories out-paced the feminine categories. From a merchandise classification standpoint, woven shirts, fleece, and outerwear were stronger performing categories for the male business while jeans and graphics were the weaker performing categories. In the female business, woven shirts, dresses, and fleece were stronger performing categories, while knit tops and jeans were weaker performing categories.

Gross Profit

Gross profit during Fiscal 2010 was $2.212 billion compared to $1.884 billion during Fiscal 2009. The gross profit rate (gross profit divided by net sales) for Fiscal 2010 was 63.8%, down 50 basis points from the Fiscal 2009 rate of 64.3%.

The decrease in the gross profit rate for Fiscal 2010 was primarily driven by a 9% decrease in average unit retail, which was partially offset by a reduction in average unit cost.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2010 was $1.590 billion compared to $1.426 billion in Fiscal 2009. The stores and distribution expense rate (stores and distribution expense divided by net sales) for Fiscal 2010 was 45.8% compared to 48.7% in Fiscal 2009.

Stores and distribution expense for the fifty-two week period ended January 29, 2011 included store-related asset impairment charges associated with 26 stores of $50.6 million, or 1.5% of net sales, and store exit charges of $4.4 million, or 0.1% of net sales, associated with the closure of 64 domestic stores during the year. For the fifty-two weeks ended January 30, 2010, stores and distribution expense included store-related asset impairment charges associated with 99 stores of $33.2 million, or 1.1% of net sales.

The decrease in stores and distribution expense rate for Fiscal 2010 was primarily driven by lower store occupancy and payroll costs as a percentage of net sales.

Total direct-to-consumer expense included in stores and distribution expense were $64.8 million for Fiscal 2010, compared to $50.1 million in Fiscal 2009.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during Fiscal 2010 was $400.8 million compared to $353.3 million in Fiscal 2009. For Fiscal 2010, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.6%, compared to 12.1% for Fiscal 2009.

The increase in marketing, general and administrative expense for Fiscal 2010 was primarily due to increases in compensation and benefits, including incentive and equity compensation, and net legal expense.

Other Operating Income, Net

Other operating income, net for Fiscal 2010 was $10.0 million compared to $13.5 million for Fiscal 2009.

The decrease for Fiscal 2010 was driven primarily by lower net gains from foreign currency denominated transactions compared to Fiscal 2009. In Fiscal 2009, other operating income also benefited from a reduction of an other-than-temporary impairment of $9.2 million related to the Company’s trading auction rate securities, partially offset by a reduction of a related put option of $7.7 million.

Interest Expense (Income), Net and Tax Expense from Continuing Operations

Fiscal 2010 interest expense was $7.8 million, offset by interest income of $4.4 million, compared to interest income of $8.2 million, offset by interest expense of $6.6 million for Fiscal 2009. The decrease in interest income was primarily the result of a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions and higher fees associated with the unsecured amended credit agreement.

The effective tax rate from continuing operations for Fiscal 2010 was 34.3% compared to 33.9% for Fiscal 2009, in each year benefiting from foreign operations.

Loss from Discontinued Operations, Net of Tax

The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for all years presented. Results from discontinued operations, net of tax, were immaterial for Fiscal 2010. Loss from discontinued operations, net of tax, was $78.7 million for Fiscal 2009.

Refer to Note 16, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Net Income and Net Income per Diluted Share

Net income for Fiscal 2010 was $150.3 million compared to $0.3 million for Fiscal 2009. Net income per diluted share for Fiscal 2010 was $1.67 compared to $0.00 for Fiscal 2009. Net income per diluted share for Fiscal 2010 included store-related asset impairment charges of approximately $0.34 per diluted share associated with 26 stores and store exit charges of approximately $0.03 per diluted share associated with the closure of 64 domestic stores. Net income per diluted share for Fiscal 2009 included store-related asset impairment charges of approximately $0.23 per diluted share associated with 99 stores and a loss per diluted share from discontinued operations, net of tax of approximately $0.89. Refer to GAAP reconciliation table in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding store-related asset impairment charges, store closure charges and loss from discontinued operations, net of tax.

FISCAL 2009 COMPARED TO FISCAL 2008

Net Sales

Net sales for Fiscal 2009 were $2.929 billion, a decrease of 15.9% from Fiscal 2008 net sales of $3.484 billion. The net sales decrease was attributed primarily to a 23% decrease in comparable store sales and a 5.6% decrease in net direct-to-consumer sales, including shipping and handling revenue.

Comparable store sales by brand for Fiscal 2009 were as follows: Abercrombie & Fitch decreased 19% with men’s decreasing by a low double-digit percent and women’s decreasing by a mid twenty; abercrombie kids decreased 23% with boys’ decreasing by a mid teen and girls’ decreasing by a mid twenty; and Hollister decreased 27% with dudes’ decreasing by a high teen and bettys’ decreasing by a low thirty.

For Fiscal 2009, total Company international net sales, including direct-to-consumer net sales, increased 37% to $362.5 million.

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

For Fiscal 2009, from a comparable store sales perspective across all brands, the masculine categories out-paced the feminine categories. From a merchandise classification standpoint, across all brands, for the male business, fragrance and sweaters were stronger performing categories, while knit tops and graphic tees were the weaker performing categories. For the female business, woven shirts and dresses were stronger performing categories, while sweaters and knit tops were weaker categories.

Gross Profit

Gross profit during Fiscal 2009 decreased to $1.884 billion from $2.331 billion in Fiscal 2008. The gross profit rate for Fiscal 2009 was 64.3% versus 66.9% the previous year, a decrease of 260 basis points.

The decrease in the gross profit rate was primarily driven by a lower average unit retail, partially offset by a reduction in average unit cost.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2009 was $1.426 billion compared to $1.436 billion in Fiscal 2008. For Fiscal 2009, the stores and distribution expense rate was 48.7% compared to 41.2% for Fiscal 2008.

Stores and distribution expense included store-related asset impairment charges associated with 99 stores of $33.2 million, or 1.1% of net sales, for the fifty-two weeks ended January 30, 2010 and store-related asset impairment charges associated with 20 stores of $8.3 million, or 0.2% of net sales for the fifty-two weeks ended January 31, 2009. Excluding the effect of impairment charges, the increase in the stores and distribution expense rate was primarily attributable to higher store occupancy costs, including rent, depreciation and other occupancy costs.

Variable direct-to-consumer expenses included in stores and distribution expense were $50.1 million for Fiscal 2009, compared to $60.0 million in Fiscal 2008.

Marketing, General and Administrative Expense

Marketing, general and administrative expense for Fiscal 2009 decreased 12.8% to $353.3 million compared to $405.2 million in Fiscal 2008.

The decrease in expense was related to reductions in employee compensation and benefits, travel, and outside services. The marketing, general and administrative expense rate was 12.1% for Fiscal 2009, an increase of 50 basis points compared to 11.6% for Fiscal 2008.

Other Operating Income, Net

Other operating income for Fiscal 2009 was $13.5 million compared to $8.8 million for Fiscal 2008.

The increase was primarily driven by gains on foreign currency transactions for Fiscal 2009 compared to losses on foreign currency transactions for Fiscal 2008, as well as an increase in income related to gift cards for which the Company has determined the likelihood of redemption to be remote. In Fiscal 2009, other operating income also benefited from a reduction of other-than-temporary impairments of $9.2 million related to the Company’s trading auction rate securities, partially offset by a reduction of a related put option of $7.7 million as compared to an other-than-temporary impairment charge of $14.0 million related to the Company’s trading auction rate securities, partially offset by a gain on a related put option of $12.3 million in Fiscal 2008.

Interest Income, Net and Income Tax Expense

Fiscal 2009 interest income was $8.2 million and interest expense was $6.6 million compared to interest income of $14.8 million and interest expense was $3.4 million for Fiscal 2008. The decrease in interest income was due primarily to a lower average rate of return on investments. The increase in interest expense was due primarily to imputed interest expense related to certain store lease transactions.

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

Loss from Discontinued Operations, Net of Tax

The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive

Income for all fiscal years presented. Loss from discontinued operations, net of tax, was $78.7 million and $35.9 million for Fiscal 2009 and Fiscal 2008, respectively. Loss from discontinued operations, net of tax included after-tax charges of $34.2 million associated with the closure of the RUEHL business for Fiscal 2009, and after-tax charges of $31.4 million and $13.6 million associated with the impairment of RUEHL-related store assets for Fiscal 2009 and Fiscal 2008, respectively.

Refer to Note 16, “Discontinued Operations” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Net Income and Net Income per Diluted Share

Net income for Fiscal 2009 was $0.3 million compared to $272.3 million for Fiscal 2008. Net income per diluted share was $0.00 in Fiscal 2009 versus $3.05 in Fiscal 2008. Net income per diluted share included $0.89 of net loss per diluted share from discontinued operations and an after-tax charge of approximately $0.23 per diluted share associated with the impairment of store-related assets for Fiscal 2009 and $0.40 of net loss per diluted share from discontinued operations and an after-tax charge of approximately $0.06 per diluted share associated with the impairment of store-related assets for Fiscal 2008. Refer to GAAP reconciliation table in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding store-related asset impairment charges, store closure charges and loss from discontinued operations, net of tax.

FINANCIAL CONDITION

Liquidity and Capital Resources

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The retail business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the United States. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses and to reinvest in the business to support future growth throughout the year. The Company also has available a credit facility as a source for additional funding.

Credit Agreement

As of March 18, 2011, the Company had $305.6 million available (less outstanding letters of credit of $2.9 million) under its unsecured Amended Credit Agreement (as amended in June 2009). The Company had $43.8 million and $50.9 million outstanding under its unsecured Amended Credit Agreement on January 29, 2011 and January 30, 2010, respectively, denominated in Japanese Yen. The average interest rate for Fiscal 2010 was 2.7%. The average interest rate for Fiscal 2009 was 2.0%.

The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Company’s Leverage Ratio was 2.43 as of January 29, 2011. The Amended Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at January 29, 2011. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement provides an add back to Consolidated EBITDAR for the following items, among others, (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments, (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations, (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four-consecutive-fiscal-quarter period and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four-consecutive-fiscal-quarter periods. The Company’s Coverage Ratio was 2.51 as of January 29, 2011. The Amended Credit Agreement also limited the Company’s consolidated capital expenditures to $325 million in Fiscal 2010 plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. There is no limit for capital expenditures in Fiscal 2011. The Company was in compliance with the applicable ratio requirements and other covenants at January 29, 2011.

The unsecured Amended Credit Agreement is described in Note 14, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

As a result of adjustments to vendor payment terms, there were no trade letters of credit outstanding at January 29, 2011. Trade letters of credit totaling approximately $35.9 million were outstanding on January 30, 2010. Stand-by letters of credit totaling approximately $3.0 million and $14.1 million were outstanding on January 29, 2011 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the third quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.

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

Operating Activities

Net cash provided by operating activities, the Company’s primary source of liquidity, was $391.8 million for Fiscal 2010 compared to $395.5 million for Fiscal 2009. In Fiscal 2010, an increase in net income was off-set by an increase in inventory to support increased sales in Fiscal 2010 as compared to a reduction in inventory in Fiscal 2009 in response to declining sales. The timing of income tax payments and Ruehl exit payments in 2010 also contributed to the decrease in cash provided by operating activities.

Net cash provided by operating activities was $395.5 million for Fiscal 2009 compared to $491.0 million for Fiscal 2008. The decrease in cash provided by operating activities was primarily driven by a reduction in net income for Fiscal 2009 compared to Fiscal 2008, adjusted for non-cash impairment charges. Operating cash flows for Fiscal 2009 included payments of approximately $22.6 million related primarily to lease termination agreements associated with the closure of RUEHL branded stores and related direct-to-consumer operations. Additionally, Fiscal 2009 operating cash flows benefited from a reduction in inventory in reaction to the declining sales trend, partially offset by an increase in lease related assets, including lease deposits and prepaid rent associated with new flagship stores.

Investing Activities

Cash outflows from investing activities in Fiscal 2010, Fiscal 2009 and Fiscal 2008 were used primarily for capital expenditures related to new store construction and information technology investments. Fiscal 2010 cash outflows for capital expenditures were comparable to Fiscal 2009. The decrease in Fiscal 2009 capital expenditures compared to Fiscal 2008 related primarily to a reduction in new domestic mall-based store openings in Fiscal 2009. The Company also had cash outflows for the purchase of trust-owned life insurance policies and cash inflows from the sale of marketable securities.

Financing Activities

In Fiscal 2010, financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payments of dividends, proceeds associated with the exercise of share-based compensation awards and repayment of borrowings denominated in Japanese Yen under the Company’s unsecured credit agreement. In Fiscal 2009, financing activities consisted of repayment of $100.0 million borrowed under the Company’s unsecured credit agreement, denominated in U.S. Dollars, and separate borrowings of $48.0 million denominated in Japanese Yen under the Company’s unsecured Amended Credit Agreement, and payment of dividends. In Fiscal 2008, financing activities consisted primarily of the repurchase of the A&F’s Common Stock, the payment of dividends, proceeds from share-based compensation, and proceeds from borrowing under the Company’s unsecured credit agreement. A&F’s Board of Directors’ will review the Company’s cash position and results of operations and address the appropriateness of future dividend amounts.

During Fiscal 2010, A&F repurchased approximately 1.6 million shares of A&F’s Common Stock in the open market with a market value of approximately $76.2 million. A&F did not repurchase any shares of A&F’s Common Stock in the open market during Fiscal 2009. During Fiscal 2008, A&F repurchased approximately 0.7 million shares of A&F’s Common Stock in the open market with a value of approximately $50.0 million. Both the Fiscal 2010 and Fiscal 2008 repurchases were pursuant to A&F Board of Directors’ authorizations.

As of January 29, 2011, A&F had approximately 9.8 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be funding operating activities, including inventory, compensation, rent, taxes and other operating expenses, as well as capital expenditures and quarterly dividend payments to stockholders subject to A&F Board of Directors approval. Subject to the availability of cash and suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with cash generated from operations. The Company also has availability under the Amended Credit Facility as a source of additional funding.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 29, 2011, the Company did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

		Payments Due by Period (Thousands)
Operating Activities:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$2,618,629	$334,030	$626,062	$547,939	$1,110,598
Purchase Obligations	87,707	87,707	—	—	—
Other Obligations	47,094	21,067	6,900	2,908	16,219
Interest Related to Total Debt	2,720	1,151	1,569	—	—

Totals	$2,756,149	$443,955	$634,531	$550,847	$1,126,817

Financing Activities:
Total Debt	43,805		43,805
Dividends	—	—	—	—	—

Totals	$43,805	$—	$43,805	$—	$—

Obligations for Operating Activities

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. See Note 10, “Leased Facilities” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $166.2 million in Fiscal 2010.

The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2011 and commitments for fabric expected to be used during upcoming seasons.

Other obligations are primarily stand-by letters of credit outstanding as of January 29, 2011, lease termination costs related to the closure of stores, construction debt, capital leases, asset retirement obligations, and information technology contracts for Fiscal 2010. See Note 14, “Long-Term Debt” of Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion on the letters of credit.

Interest related to total debt is based on interest rates in effect as of January 29, 2011 and is calculated on debt with maturities that extend to April 12, 2013. As the contractual interest rates on the debt are variable, actual cash payments may differ from the estimates provided in the preceding table.

Due to uncertainty as to amounts and timing of future payments, the obligations table above does not include tax (including accrued interest and penalties) of $21.0 million related to unrecognized tax benefits at January 29, 2011. Deferred taxes are also not included in the preceding table. For further discussion, see Note 13, “Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

The table above does not include estimated future retirement payments under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) for the Company’s Chief Executive Officer with a present value of $13.3 million at January 29, 2011. See Note 17, “Retirement Benefits” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA” of this Annual Report on Form 10-K and the description of the SERP to be included in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

Obligations for Financing Activities

Total debt reflects the payment of principal with respect to the outstanding long-term debt under the Company’s unsecured Amended Credit Agreement on April 12, 2013, the expiration date of the unsecured Amended Credit Agreement. The Company may make payments on the principal at any time and, therefore, actual cash payments may differ from the estimates provided in the preceding table.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F’s Board of Directors.

STORE COUNT AND GROSS SQUARE FEET

Store count and gross square footage by brand for the fifty-two weeks ended January 29, 2011 and January 30, 2010, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 30, 2010	346	209	525	16	1,096
New	7	2	25	2	36
Remodels/Conversions (net activity)	(1)	1	—	1	1
Closed	(27)	(27)	(10)	—	(64)

January 29, 2011	325	185	540	19	1,069

Gross Square Feet (thousands)
January 30, 2010	3,110	979	3,597	161	7,847
New	72	19	210	12	313
Remodels/Conversions (net activity)	(4)	7	(3)	10	10
Closed	(223)	(126)	(65)	—	(414)

January 29, 2011	2,955	879	3,739	183	7,756

Average Store Size	9,092	4,751	6,924	9,632	7,255

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 31, 2009	356	212	515	14	1,097
New	2	5	14	2	23
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(12)	(8)	(4)	—	(24)

January 30, 2010	346	209	525	16	1,096

Gross Square Feet (thousands)
January 31, 2009	3,164	976	3,474	146	7,760
New	49	40	152	15	256
Remodels/Conversions (net activity)	—	—	(2)	—	(2)
Closed	(103)	(37)	(27)	—	(167)

January 30, 2010	3,110	979	3,597	161	7,847

Average Store Size	8,988	4,684	6,851	10,063	7,160

CAPITAL EXPENDITURES

Capital expenditures totaled $160.9 million, $175.5 million and $367.6 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. A summary of capital expenditures is as follows:

Capital Expenditures	2010	2009	2008
	(In millions)

New Store Construction, Store Refreshes and Remodels	$118.0	$137.0	$286.4
Home Office, Distribution Centers and Information Technology	42.9	38.5	81.2

Total Capital Expenditures	$160.9	$175.5	$367.6

During Fiscal 2011, based on new store opening plans and other capital expenditures, the Company anticipates total capital expenditures to be approximately $300 million to $350 million, with the upper end of the range being subject to the Company achieving the higher end of its range of potential new store openings, including commitments for 2012 openings.

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for all periods presented. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of January 29, 2011, the Company expected to make gross cash payments of approximately $11.8 million in Fiscal 2011, and an aggregate of $7.4 million in fiscal years thereafter, related primarily to lease termination agreements associated with the closure of RUEHL branded stores.

Below is a roll forward of the present value of liabilities recognized on the Consolidated Balance Sheet as of January 29, 2011 related to the closure of the RUEHL branded stores and related direct-to-consumer operations (in millions):

Fifty-Two
Weeks Ended
January 29, 2011

Beginning Balance	$46.1
Interest Accretion / Other, Net	0.2
Cash Payments	(29.1)

Ending Balance(1)	$17.2

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no termination agreement existed at January 29, 2011, less estimated sublease income. As of January 29, 2011, there were $11.8 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.4 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Consolidated Balance Sheet.

Below is a summary of charges related to the closure of the RUEHL branded stores and related direct-to-consumer operations in Fiscal 2009. There were no material RUEHL related charges in Fiscal 2010.

Fifty-Two
Weeks Ended
January 30, 2010
(In thousands)

Asset Impairments(1)	$51.5
Lease Terminations, net(2)	53.9
Severance and Other(3)	2.2

Total Charges	$107.6

(1)	Asset impairment charges primarily related to store furniture, fixtures and leasehold improvements.

(2)	Lease terminations reflect the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no agreement exists, less estimated sublease income. The charges are presented net of any reversal of non-cash credits.

(3)	Severance and other reflects charges primarily related to severance, merchandise and store supply inventory.

The table below presents the significant components of RUEHL’s results included in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for fiscal years ended January 30, 2010 and January 31, 2009.

	2009	2008

NET SALES	$48,393	$56,218

Cost of Goods Sold	22,037	25,621

GROSS PROFIT	26,356	30,597
Stores and Distribution Expense	146,826	75,148
Marketing, General and Administrative Expense	8,556	14,411
Other Operating Income, Net	(11)	(86)

NET LOSS BEFORE INCOME TAXES(1)	$(129,016)	$(58,876)
Income Tax Benefit	(50,316)	(22,962)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(78,699)	$(35,914)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$(0.90)	$(0.41)

DILUTED	$(0.89)	$(0.40)

(1)	Includes non-cash pre-tax asset impairment charges of approximately $51.5 million and $22.3 million during the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively, and net costs associated with the closure of the RUEHL business, primarily net lease termination costs of approximately $53.9 million and severance and other charges of $2.2 million during the fifty-two weeks ended January 30, 2010.

CRITICAL ACCOUNTING ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of January 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of January 29, 2011 would have affected pre-tax income by approximately $1.7 million for Fiscal 2010.

A 10% change in the assumption of the redemption pattern for gift cards as of January 29, 2011 would have been immaterial to pre-tax income for Fiscal 2010.

Auction Rate Securities (“ARS”)
As a result of the market failure and lack of liquidity in the current ARS market, the Company measured the fair value of its ARS primarily using a discounted cash flow model as well as a comparison to similar securities in the market. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term.
The Company has not made any material changes in the accounting methodology used to determine the fair value of the ARS.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of January 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 6, “Fair Value” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, being equal, a 50 basis point increase in the market required rate of return will yield approximately a 14% increase in impairment and a 50 basis point decrease in the market required rate of return will yield a 14% decrease in impairment.

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

The Company has not made any material changes in the accounting methodology used to determine the shrink reserve or the valuation reserve over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of January 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $2.4 million for Fiscal 2010.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for Fiscal 2010.

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of January 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

Policy	Effect if Actual Results Differ from Assumptions

Income Taxes
The provision for income taxes is determined using the asset and liability approach. Tax laws often require items to be included in tax filings at different times than the items are being reflected in the financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are adjusted for enacted changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

A provision for U.S. income tax has not been recorded on undistributed profits of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2010. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for Fiscal 2010. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

During Fiscal 2010, the Company issued stock-appreciation rights and no stock options. A 10% increase in term would yield a 3% increase in the Black-Scholes valuation for stock appreciation rights issued during the year, while a 10% increase in volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights issued during the year.

Policy	Effect if Actual Results Differ from Assumptions

Supplemental Executive Retirement Plan
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan to provide additional retirement income to its Chairman and Chief Executive Officer. Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation (base salary and cash incentive compensation) averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement.

The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s final average compensation, life expectancy and discount rate.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of January 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of January 29, 2011 would increase the SERP accrual by approximately $1.3 million. A 50 basis point increase in the discount rate as of January 29, 2011 would decrease the SERP accrual by an immaterial amount.

Legal Contingencies
The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules.	Actual liabilities may exceed or be less than the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Securities

The Company maintains its cash equivalents in financial instruments, primarily money market funds and United States treasury bills, with original maturities of three months or less.

The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 32 years. The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of January 29, 2011 were as follows:

	Par	Temporary	Carrying
	Value	Impairment	Value
	(In thousands)

Available-for-sale securities:
Auction rate securities — student loan backed	$95,625	$(9,893)	$85,732
Auction rate securities — municipal authority bonds	19,975	(5,173)	14,802

Total available-for-sale securities	$115,600	$(15,066)	$100,534

As of January 29, 2011, approximately 73% of the Company’s ARS were “AAA” rated, approximately 12% of the Company’s ARS were “AA” rated, and approximately 15% were “A−” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS, or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. The Company has not incurred any credit losses on available-for-sale ARS, and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue in the future.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of January 29, 2011, total assets held in the Rabbi Trust were $82.5 million, which included $11.9 million of municipal notes and bonds with maturities that ranged from 11 months to three years, trust-owned life insurance policies with a cash surrender value of $70.3 million and $0.3 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value in Other Assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the fifty-two weeks ended January 29, 2011 and January 30, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.3 million and $5.3 million for the fifty-two weeks ended January 29, 2011 and January 30, 2010, respectively.

Interest Rate Risks

As of January 29, 2011, the Company had $43.8 million in long-term debt outstanding under the unsecured Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on a defined Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.7% for the fifty-two weeks ended January 29, 2011. Additionally, as of January 29, 2011,

the Company had $306.2 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at January 29, 2011, if market interest rates average an increase of 100 basis points over the fifty-two week period for Fiscal 2011 compared to the interest rates incurred during the fifty-two week period ended January 29, 2011, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate from the fifty-two week period ended January 29, 2011 may be different from the actual change in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.

Foreign Exchange Rate Risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. dollar. The Company’s Consolidated Financial Statements are presented in U.S. dollars. Therefore, the Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities.

A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, Euros, Canadian Dollars, Japanese Yen, Danish Kroner and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	2010	2009	2008
	(Thousands, except share and per share amounts)

NET SALES	$3,468,777	$2,928,626	$3,484,058
Cost of Goods Sold	1,256,596	1,045,028	1,152,963

GROSS PROFIT	2,212,181	1,883,598	2,331,095
Stores and Distribution Expense	1,589,501	1,425,950	1,436,363
Marketing, General and Administrative Expense	400,804	353,269	405,248
Other Operating Income, Net	(10,056)	(13,533)	(8,778)

OPERATING INCOME	231,932	117,912	498,262
Interest Expense (Income), Net	3,362	(1,598)	(11,382)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	228,570	119,510	509,644
Tax Expense from Continuing Operations	78,287	40,557	201,475

NET INCOME FROM CONTINUING OPERATIONS	$150,283	$78,953	$308,169

LOSS FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$(78,699)	$(35,914)

NET INCOME	$150,283	$254	$272,255

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$1.71	$0.90	$3.55

DILUTED	$1.67	$0.89	$3.45

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$(0.90)	$(0.41)

DILUTED	$—	$(0.89)	$(0.40)

NET INCOME PER SHARE:
BASIC	$1.71	$0.00	$3.14

DILUTED	$1.67	$0.00	$3.05

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	88,061	87,874	86,816
DILUTED	89,851	88,609	89,291

DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.70

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$3,399	$5,942	$(13,173)
(Losses) Gains on Marketable Securities, net of taxes of $366, $(4,826) and $10,312 for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively	(622)	8,217	(17,518)
Unrealized (Loss) Gain on Derivative Financial Instruments, net of taxes of $188, $265 and $(621) for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively	(320)	(451)	892

Other Comprehensive Income (Loss)	$2,457	$13,708	$(29,799)

COMPREHENSIVE INCOME	$152,740	$13,962	$242,456

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2011	2010
	(Thousands, except par value amounts)

ASSETS
CURRENT ASSETS:
Cash and Equivalents	$826,353	$669,950
Marketable Securities	—	32,356
Receivables	81,264	90,865
Inventories	385,857	310,645
Deferred Income Taxes	60,405	44,570
Other Current Assets	79,389	77,297

TOTAL CURRENT ASSETS	1,433,268	1,225,683
PROPERTY AND EQUIPMENT, NET	1,149,583	1,244,019
NON-CURRENT MARKETABLE SECURITIES	100,534	141,794
OTHER ASSETS	264,517	210,370

TOTAL ASSETS	$2,947,902	$2,821,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$137,235	$150,134
Accrued Expenses	306,587	246,289
Deferred Lease Credits	41,538	43,597
Income Taxes Payable	73,491	9,352

TOTAL CURRENT LIABILITIES	558,851	449,372
LONG-TERM LIABILITIES:
Deferred Income Taxes	33,515	47,142
Deferred Lease Credits	192,619	212,052
Long-Term Debt	68,566	71,213
Other Liabilities	203,567	214,170

TOTAL LONG-TERM LIABILITIES	498,267	544,577
STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of January 29, 2011 and January 30, 2010	1,033	1,033
Paid-In Capital	349,258	339,453
Retained Earnings	2,272,317	2,183,690
Accumulated Other Comprehensive Loss, net of tax	(6,516)	(8,973)
Treasury Stock, at Average Cost — 16,054 and 15,314 shares at January 29, 2011 and January 30, 2010, respectively	(725,308)	(687,286)

TOTAL STOCKHOLDERS’ EQUITY	1,890,784	1,827,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,947,902	$2,821,866

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Other	Treasury Stock		Total
	Shares	Par	Paid-In	Retained	Comprehensive		At Average	Stockholders’
(Thousands, except per share amounts)	Outstanding	Value	Capital	Earnings	(Loss) Income	Shares	Cost	Equity

Balance, February 2, 2008	86,159	$1,033	$319,451	$2,051,463	$7,118	17,141	$(760,752)	$1,618,313

Net Income	—	—	—	272,255	—	—	—	272,255

Purchase of Common Stock	(682)	—	—	—	—	682	(50,000)	(50,000)

Dividends ($0.70 per share)	—	—	—	(60,769)	—	—	—	(60,769)

Share-based Compensation Issuances and Exercises	2,159	—	(49,844)	(18,013)	—	(2,159)	104,554	36,697

Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	16,839	—	—	—	—	16,839

Share-based Compensation Expense	—	—	42,042	—	—	—	—	42,042

Unrealized Losses on Marketable Securities	—	—	—	—	(17,518)	—	—	(17,518)

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	892	—	—	892

Foreign Currency Translation Adjustments	—	—	—	—	(13,173)	—	—	(13,173)

Balance, January 31, 2009	87,636	$1,033	$328,488	$2,244,936	$(22,681)	15,664	$(706,198)	$1,845,578

Net Income	—	—	—	254	—	—	—	254

Dividends ($0.70 per share)	—	—	—	(61,500)	—	—	—	(61,500)

Share-based Compensation Issuances and Exercises	350	—	(19,690)	—	—	(350)	18,912	(778)

Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(5,454)	—	—	—	—	(5,454)

Share-based Compensation Expense	—	—	36,109	—	—	—	—	36,109

Unrealized Gains on Marketable Securities	—	—	—	—	8,217	—		8,217

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(451)	—		(451)

Foreign Currency Translation Adjustments	—	—	—	—	5,942	—		5,942

Balance, January 30, 2010	87,986	$1,033	$339,453	$2,183,690	$(8,973)	15,314	$(687,286)	$1,827,917

Net Income	—	—	—	150,283	—	—	—	150,283

Purchase of Common Stock	(1,582)	—	—	—	—	1,582	(76,158)	(76,158)

Dividends ($0.70 per share)	—	—	—	(61,656)	—	—	—	(61,656)

Share-based Compensation Issuances and Exercises	842	—	(29,741)	—	—	(842)	38,136	8,395

Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(1,053)	—	—	—	—	(1,053)

Share-based Compensation Expense	—	—	40,599	—	—	—	—	40,599

Unrealized Losses on Marketable Securities	—	—	—	—	(622)	—		(622)

Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(320)	—		(320)

Foreign Currency Translation Adjustments	—	—	—	—	3,399	—		3,399

Balance, January 29, 2011	87,246	$1,033	$349,258	$2,272,317	$(6,516)	16,054	$(725,308)	$1,890,784

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	2008
	(Thousands)

OPERATING ACTIVITIES:
Net Income	$150,283	$254	$272,255
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	229,153	238,752	225,334
Non-Cash Charge for Asset Impairment	50,631	84,754	30,574
Share-Based Compensation	40,599	36,109	42,042
Lessor Construction Allowances	35,281	47,329	55,415
Loss on Disposal / Write-off of Assets	7,064	10,646	7,607
Amortization of Deferred Lease Credits	(48,373)	(47,182)	(43,194)
Deferred Taxes	(27,823)	7,605	14,005
Tax (Deficiency) Benefit from Share-Based Compensation	(1,053)	(5,454)	16,839
Excess Tax Benefit from Share-Based Compensation	—	—	(5,791)
Changes in Assets and Liabilities:
Inventories	(74,689)	62,720	(40,521)
Accounts Payable and Accrued Expenses	29,365	39,394	(23,875)
Income Taxes	63,807	(7,386)	(55,565)
Other Assets and Liabilities	(62,456)	(72,054)	(4,094)

NET CASH PROVIDED BY OPERATING ACTIVITIES	391,789	395,487	491,031

INVESTING ACTIVITIES:
Capital Expenditures	(160,935)	(175,472)	(367,602)
Purchase of Trust-Owned Life Insurance Policies	(16,583)	(13,539)	(4,877)
Purchases of Marketable Securities	—	—	(49,411)
Proceeds from Sales of Marketable Securities	84,542	77,450	308,673

NET CASH USED FOR INVESTING ACTIVITIES	(92,976)	(111,561)	(113,217)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	13,941	2,048	55,194
Excess Tax Benefit from Share-Based Compensation	—	—	5,791
Proceeds from Borrowings under Credit Agreement	—	48,056	100,000
Purchase of Common Stock	(76,158)	—	(50,000)
Dividends Paid	(61,656)	(61,500)	(60,769)
Repayment of Borrowings under Credit Agreement	(12,093)	(100,000)	—
Change in Outstanding Checks and Other	(9,367)	(24,654)	(19,747)

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(145,333)	(136,050)	30,469

EFFECT OF EXCHANGE RATES ON CASH	2,923	3,402	(4,010)
NET INCREASE IN CASH AND EQUIVALENTS:	156,403	151,278	404,273
Cash and Equivalents, Beginning of Period	669,950	518,672	114,399

CASH AND EQUIVALENTS, END OF PERIOD	$826,353	669,950	518,672

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$18,741	(21,882)	(27,913)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax for all periods presented on the Consolidated Statements of Operations and Comprehensive Income. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011; to “Fiscal 2009” represent the 52-week fiscal year ended January 30, 2010; and to “Fiscal 2008” represent the 52-week fiscal year ended January 31, 2009. In addition, all references herein to “Fiscal 2011” represent the 52-week fiscal year that will end on January 28, 2012.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation. Restricted cash of $10.2 million for Fiscal 2009 was reclassified from Cash and Cash Equivalents to Other Assets.

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

	Fifty-Two Weeks Ended
	January 29,	January 30,
	2011	2010
	(In thousands):

United States	$2,821,993	$2,567,141
Europe	443,836	229,446
Other	202,948	132,039

Total	$3,468,777	$2,928,626

Long-Lived Assets:

	January 29,	January 30,
	2011	2010
	(In thousands):

United States	$959,777	$1,140,405
Europe	169,313	86,941
Other	127,741	104,215

Total	$1,256,831	$1,331,561

Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

See Note 4, “Cash and Cash Equivalents.”

INVESTMENTS

See Note 5, “Investments.”

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECEIVABLES

Receivables primarily includes credit card receivables, construction allowances, value added tax (“VAT”) receivables and other tax credits or refunds.

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

INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the estimated future selling price decreases necessary to sell-through any remaining carryover inventory from the season then ending. The valuation reserve was $24.4 million, $11.4 million and $9.1 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $7.6 million, $8.1 million and $10.8 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Ending inventory balances were $385.9 million, $310.6 million and $372.4 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively. These balances included inventory in transit balances of $55.0 million, $39.9 million and $23.5 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Inventory in transit is considered to be all merchandise owned by Abercrombie & Fitch that has not yet been received at an Abercrombie & Fitch distribution center.

OTHER CURRENT ASSETS

Other current assets include prepaid rent, current supplies, and other prepaids.

STORE SUPPLIES

Store supplies include in-store supplies and packaging, as well as replenishment inventory held on the Company’s behalf by a third party. The initial inventory of supplies for new stores including, but not limited to, hangers, frames, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. The Company believes this policy approximates the expense that would have been recognized under accounting principles generally accepted in the United States of America (“GAAP”). Packaging and consumable store supplies are expensed as used. Current store supplies, including packaging and consumable store supplies held at a third-party replenishment center, were $20.6 million and $11.1 million at January 29, 2011 and January 30, 2010, respectively, and were classified as Other Current Assets on the Consolidated Balance Sheets. Non-current store supplies were $32.3 million and $32.4 million at January 29, 2011 and January 30, 2010, respectively, and were classified as Other Assets on the Consolidated Balance Sheets.

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from 30 years for buildings; from three to 15 years for leasehold improvements and furniture and fixtures; from three to seven years for information technology; and from three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized.

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

INCOME TAXES

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Currently there is no valuation allowance provided for deferred tax assets.

The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income and the settlement of tax audits.

See Note 13, “Income Taxes” for a discussion regarding the Company’s policies for uncertain tax positions.

FOREIGN CURRENCY TRANSLATION

The majority of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income. Foreign currency translations resulted in a loss of $3.3 million for the fifty-two weeks ended January 29, 2011 and an immaterial gain for the fifty-two weeks ended January 30, 2010.

DERIVATIVES

See Note 15, “Derivatives” for further discussion.

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

STOCKHOLDERS’ EQUITY

At January 29, 2011 and January 30, 2010, there were 150.0 million shares of A&F’s $.01 par value Class A Common Stock authorized, of which 87.2 million and 88.0 million shares were outstanding at January 29, 2011 and January 30, 2010, respectively, and 106.4 million shares of $.01 par value Class B Common Stock authorized, none of which were outstanding at January 29, 2011 and January 30, 2010. In addition, 15.0 million shares of A&F’s $.01 par value Preferred Stock were authorized, none of which have been issued. See Note 19, “Preferred Stock Purchase Rights” for information about Preferred Stock Purchase Rights.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REVENUE RECOGNITION

The Company recognizes retail sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as Stores and Distribution Expense. Associate discounts are classified as a reduction of revenue. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The sales return reserve was $16.8 million, $11.7 million and $9.1 million at January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the earlier of redemption (recognized as revenue) or when the Company determines the likelihood of redemption is remote (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At January 29, 2011 and January 30, 2010, the gift card liabilities on the Company’s Consolidated Balance Sheets were $47.1 million and $49.8 million, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recognized other operating income for adjustments to the gift card liability of $7.8 million, $9.0 million and $8.2 million, respectively.

The Company does not include tax amounts collected as part of the sales transaction in its net sales results.

COST OF GOODS SOLD

Cost of goods sold is primarily comprised of the following: cost of merchandise, markdowns, inventory shrink, valuation reserves and freight expenses.

STORES AND DISTRIBUTION EXPENSE

Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as Direct-to-Consumer expense and Distribution Center (“DC”) expense.

Direct-to-Consumer expense was $64.8 million, $50.1 million and $60.0 million for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.

MARKETING, GENERAL & ADMINISTRATIVE EXPENSE

Marketing, general and administrative expense includes photography and media ads; store marketing; home office payroll, except for those departments included in stores and distribution expense; information

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology; outside services such as legal and consulting; relocation, as well as recruiting; samples and travel expenses.

OTHER OPERATING INCOME, NET

Other operating income consists primarily of: income related to gift card balances whose likelihood of redemption has been determined to be remote; gains and losses on foreign currency transactions; and the net impact of the change in valuation associated with the other-than-temporary gains and losses on auction rate securities. See Note 5, “Investments.”

WEBSITE AND ADVERTISING COSTS

Website and advertising costs are expensed as incurred as a component of Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income.

LEASES

The Company leases property for its stores under operating leases. Lease agreements may contain construction allowances, rent escalation clauses and/or contingent rent provisions.

For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive Income over the terms of the leases. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the Consolidated Statements of Operations and Comprehensive Income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession.

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

Under GAAP, the Company is considered to be the owner of certain store locations, primarily related to flagships, in which the Company is deemed to be involved in structural construction and has substantially all of the risks of ownership during construction of the leased property. Accordingly, the Company records a construction-in-progress asset which is included in Property and Equipment, Net and a related lease financing obligation which is included in Long-Term Debt on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life.

STORE PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are charged to operations as incurred.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	2010		2009		2008

Shares of Common Stock issued	103,300		103,300		103,300
Treasury shares	(15,239)		(15,426)		(16,484)

Weighted-Average — basic shares	88,061		87,874		86,816
Dilutive effect of stock options, stock appreciation rights and restricted stock units	1,790		735		2,475

Weighted-Average — diluted shares	89,851		88,609		89,291

Anti-Dilutive shares	6,019	(1)	6,698	(1)	3,746	(1)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

SHARE-BASED COMPENSATION

See Note 3, “Share-Based Compensation.”

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

Financial Statement Impact

The Company recognized share-based compensation expense of $40.6 million, $36.1 million and $42.0 million for the fifty-two week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The Company also recognized $14.7 million, $12.8 million and $15.4 million in tax benefits

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to share-based compensation for the fifty-two week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

A deferred tax asset is recorded for the compensation expense required to be accrued under the accounting rules. A current income tax deduction arises at the time the restricted stock unit vests or stock option/stock appreciation right is exercised. In the event the current income tax deduction is greater or less than the associated deferred tax asset, the difference is required under the accounting rules to be charged first to the “windfall tax benefit” account. In the event there is not a balance in the “windfall tax benefit” account, the shortfall is charged to tax expense. The amount of the Company’s “windfall tax benefit” account, which is recorded as a component of additional paid-in capital, was approximately $83.8 million as of January 29, 2011. Based upon outstanding awards, the “windfall tax benefit” account is sufficient to fully absorb any shortfall which may develop.

Additionally, during Fiscal 2008, the Company recognized $9.9 million of non-deductible tax expense as a result of the execution of the Chairman and Chief Executive Officer’s employment agreement effective December 19, 2008, which pursuant to Section 162(m) of the Internal Revenue Code resulted in the exclusion of previously recognized tax benefits on share-based compensation.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the fifty-two week period ended January 29, 2011 was $4.5 million. The effect of adjustments for forfeitures during the fifty-two week period ended January 30, 2010 was $6.7 million.

A&F issues shares of Common Stock for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of January 29, 2011, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the 2007 Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the 2007 LTIP, or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans

As of January 29, 2011, A&F had two primary share-based compensation plans: the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 Long-Term Incentive Plan (the “2007 LTIP”), under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

The 2007 LTIP, a stockholder-approved plan, permits A&F to grant awards of each type covering up to 2.0 million shares annually, plus any unused annual limit from prior years, for the type of award of A&F’s Common Stock to any associate of the Company eligible to receive awards under the 2007 LTIP. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 shares of A&F’s Common Stock, plus any unused annual limit from prior years, for the type of award to any associate of the Company (other than Michael S. Jeffries) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest over one year for non-associate directors of A&F. Stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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

Stock Options

The Company did not grant any stock options during the fifty-two weeks ended January 29, 2011. The weighted-average estimated fair value of stock options granted during the fifty-two weeks ended January 30,

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and the fifty-two weeks ended January 31, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Fiscal Year
	Fiscal 2009	Fiscal 2008

Grant date market price	$22.87	$67.63
Exercise price	$22.87	$67.63
Fair value	$8.26	$18.03
Assumptions:
Price volatility	50%	33%
Expected term (Years)	4.1	4.0
Risk-free interest rate	1.6%	2.3%
Dividend yield	1.7%	1.0%

Below is a summary of stock option activity for the fifty-two weeks ended January 29, 2011:

			Aggregate	Weighted-Average
	Number of	Weighted-Average	Intrinsic	Remaining
Stock Options	Shares	Exercise Price	Value	Contractual Life

Outstanding at January 30, 2010	2,969,861	$38.36
Granted	—	—
Exercised	(539,863)	27.19
Forfeited or cancelled	(113,350)	68.04

Outstanding at January 29, 2011	2,316,648	$39.51	$35,444,964	2.8

Stock options exercisable at January 29, 2011	2,101,035	$36.83	$34,201,294	2.4

Stock options expected to become exercisable at January 29, 2011	205,707	$66.14	$1,137,928	7.0

The total intrinsic value of stock options exercised during the fifty-two weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 was $10.7 million, $0.6 million and $40.3 million, respectively.

The grant date fair value of stock options vested during the fifty-two weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 was $4.0 million, $5.0 million and $5.1 million, respectively.

As of January 29, 2011, there was $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.6 years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

The weighted-average estimated fair value of stock appreciation rights granted during the fifty-two weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Fiscal Year
	Chairman and Chief Executive
	Officer			Other Executive Officers		All Other Associates
	2010	2009	2008	2010	2009	2010	2009

Grant date market price	$44.86	$28.42	$22.84	$44.86	$25.77	$44.32	$26.43
Exercise price	$44.86	$32.99	$28.55	$44.86	$25.77	$44.32	$26.43
Fair value	$16.96	$9.67	$8.06	$16.99	$10.06	$16.51	$10.00
Assumptions:
Price volatility	50%	47%	45%	51%	52%	53%	53%
Expected term (Years)	4.7	5.6	6.4	4.5	4.5	4.1	4.1
Risk-free interest rate	2.3%	2.5%	1.6%	2.3%	1.6%	2.0%	1.6%
Dividend yield	2.1%	2.4%	1.3%	2.1%	1.7%	2.1%	1.7%

Below is a summary of stock appreciation rights activity for the fifty-two weeks ended January 29, 2011:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at January 30, 2010	5,788,867	$30.88
Granted:
Chairman and Chief Executive Officer	829,697	44.86
Other Executive Officers	435,000	44.86
All Other Associates	306,500	44.32
Exercised	(100,400)	25.68
Forfeited or cancelled	(123,475)	26.31

Outstanding at January 29, 2011	7,136,189	$34.08	$103,568,853	5.8

Stock appreciation rights exercisable at January 29, 2011	347,816	$31.81	$5,757,482	6.3

Stock appreciation rights expected to become exercisable at January 29, 2011	6,669,714	$34.00	$96,670,417	5.8

During Fiscal 2008, stock appreciation rights were only granted to the Chairman and Chief Executive Officer.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock appreciation rights exercised during the fifty-two weeks ended January 29, 2011 was $1.8 million.

The grant date fair value of stock appreciation rights vested during the fifty-two weeks ended January 29, 2011 was $5.0 million.

As of January 29, 2011, there was $53.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the fifty-two weeks ended January 29, 2011:

		Weighted-Average
		Grant Date
Restricted Stock Units	Number of Shares	Fair Value

Non-vested at January 30, 2010	1,331,048	$55.45
Granted	431,286	41.45
Vested	(410,092)	59.33
Forfeited	(204,488)	50.70

Non-vested at January 29, 2011	1,147,754	$49.59

The total fair value of restricted stock units granted during the fifty-two weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 was $17.9 million, $11.5 million and $51.3 million, respectively.

The total grant date fair value of restricted stock units and restricted shares vested during the fifty-two weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 was $24.3 million, $26.4 million and $54.8 million, respectively.

As of January 29, 2011, there was $28.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.

4.	CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	January 29, 2011	January 30, 2010

Cash and equivalents:
Cash	$300,624	$186,333
Cash equivalents	525,729	483,617

Total cash and equivalents	$826,353	$669,950

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than 3 months.

Any cash that is legally restricted from use is recorded in Other Assets in the Consolidated Balance Sheet. Restricted cash of $10.2 million was reclassified from Cash and Equivalents to Other Assets for Fiscal 2009.

5.  INVESTMENTS

Investments consisted of (in thousands):

	January 29, 2011	January 30, 2010

Marketable securities — Current:
Trading securities:
Auction rate securities — UBS — student loan backed	$—	$20,049
Auction rate securities — UBS — municipal authority bonds	—	12,307

Total trading securities	—	32,356
Marketable securities — Non-Current:
Available-for-sale securities:
Auction rate securities — student loan backed	85,732	118,390
Auction rate securities — municipal authority bonds	14,802	23,404

Total available-for-sale securities	100,534	141,794
Rabbi Trust assets:(1)
Money market funds	343	1,317
Municipal notes and bonds	11,870	18,537
Trust-owned life insurance policies (at cash surrender value)	70,288	51,391

Total Rabbi Trust assets	82,501	71,245

Total investments	$183,035	$245,395

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At January 29, 2011 and January 30, 2010, the Company’s investment grade auction rate securities (“ARS”) consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 17 to 32 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of January 29, 2011 were as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
	(In thousands)

Available-for-sale securities:
Auction rate securities — student loan backed	$95,625	$(9,893)	$85,732
Auction rate securities — municipal authority bonds	19,975	(5,173)	14,802

Total available-for-sale securities	$115,600	$(15,066)	$100,534

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

On November 13, 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million. By entering into the UBS Agreement, UBS received the right to purchase these ARS at par, at any time, commencing on November 13, 2008 and the Company reserved the right to sell (“Put Option”) these ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intent to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary and the UBS ARS were classified as trading securities. In addition, and simultaneously, the Company elected to apply fair value accounting for the related Put Option. Pursuant to the UBS Agreement, the Company exercised the Put Option and the remaining ARS covered by the UBS Agreement, $37.1 million at par, were acquired by UBS during the fifty-two weeks ended January 29, 2011.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the fifty-two week periods ended January 29, 2011 and January 30, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.3 million and $5.3 million for the fifty-two weeks ended January 29, 2011 and January 30, 2010, respectively, recorded as Interest Expense (Income), Net on the Consolidated Statements of Operations and Comprehensive Income.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets at Fair Value as of January 29, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

ASSETS:
Money market funds(1)	$401,102	$—	$—	$401,102
Treasury Bills	124,968	—	—	124,968
ARS — available-for-sale — student loan backed	—	—	85,732	85,732
ARS — available-for-sale — municipal authority bonds	—	—	14,802	14,802
Municipal notes and bonds held in the Rabbi Trust	11,870	—	—	11,870
Derivative financial instruments	—	727	—	727

Total assets measured at fair value	$537,940	$727	$100,534	$639,201

LIABILITIES:
Derivative financial instruments	—	1,143	—	1,143

Total liabilities measured at fair value	$—	$1,143	$—	$1,143

(1)	Includes $400.8 million of money market funds included in Cash and Equivalents and $0.3 million of money market funds held in the Rabbi Trust included in Other Assets on the Consolidated Balance Sheet.

The level 2 assets consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

The level 3 assets include investments in insured student loan backed ARS and insured municipal authority bond ARS which are available-for-sale.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of a lack of liquidity in the current ARS market, the Company measures the fair value of its ARS primarily using a discounted cash flow model as well as a comparison to similar securities in the market. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market rate of return and expected term.

As of January 29, 2011, approximately 73% of the Company’s ARS were “AAA” rated, approximately 12% were “AA” rated, and approximately 15% were “A−” rated, in each case as rated by one or more of the major credit rating agencies.

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 30, 2010 to January 29, 2011. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Trading ARS -	Trading ARS -	Available-for-sale	Available-for-sale	Put
	Student Loans	Muni Bonds	ARS - Student Loans	ARS - Muni Bonds	Option	Total
	(In thousands)

Fair value, January 30, 2010	$20,049	$12,307	$118,390	$23,404	$4,640	$178,790
Redemptions	(22,100)	(15,000)	(32,475)	(8,600)	(4,640)	(82,815)
Transfers (out)/in	—	—	—	—	—	—
Gains and (losses), net:
Reported in Net Income	2,051	2,693	—	—		4,744
Reported in Other Comprehensive Income	—	—	(183)	(2)	—	(185)

Fair value, January 29, 2011	$—	$—	$85,732	$14,802	$—	$100,534

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	January 29,	January 30,
	2011	2010

Land	$36,885	$32,877
Building	223,520	223,532
Furniture, fixtures and equipment	602,885	593,984
Information technology	233,867	211,461
Leasehold improvements	1,247,493	1,205,276
Construction in progress	64,401	48,352
Other	47,006	47,010

Total	$2,456,057	$2,362,492
Less: Accumulated depreciation and amortization	(1,306,474)	(1,118,473)

Property and equipment, net	$1,149,583	$1,244,019

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

In the second quarter of Fiscal 2010, as a result of a strategic review of under-performing stores, the Company determined that a number of stores were likely to be closed prior to lease expiration, which caused a triggering event requiring the Company to evaluate the related long-lived assets for impairment. Associated with these expected closures, the Company incurred a non-cash, pre-tax asset impairment charge of $2.2 million, included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 29, 2011. The charge was associated with one Abercrombie & Fitch, one abercrombie kids and three Hollister stores.

In the fourth quarter of Fiscal 2010, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred store-related asset impairment charges of $48.4 million, included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 29, 2011. The asset impairment charge was primarily related to 13 Gilly Hicks stores constructed using the original large format store of approximately 10,000 gross square feet which has been revised to a smaller format of 5,000 gross square feet for new stores. The charge also included one Abercrombie & Fitch, one Abercrombie kids and six Hollister stores.

In the fourth quarter of Fiscal 2009, as a part of the Company’s year-end review for impairment of long-lived store-related assets, the Company incurred a non-cash, pre-tax impairment charge of $33.2 million, reported in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. The charge was associated with 34 Abercrombie & Fitch stores, 46 abercrombie kids stores and 19 Hollister stores.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During Fiscal 2009, as a result of a strategic review of the RUEHL business, the Company determined that a triggering event occurred. As a result of that assessment, the Company incurred non-cash, pre-tax impairment charges of $51.5 million, reported in Loss from Discontinued Operations, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010. There was no remaining fair value of RUEHL long-lived assets as of January 30, 2010.

Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company had store-related assets measured at fair value of $14.6 million and $19.3 million on the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010, respectively.

8.	OTHER ASSETS

Other assets consisted of (in thousands):

	2010	2009

Rabbi Trust	$82,501	$71,245
Lease deposits	61,658	54,051
Store supplies	32,275	32,441
Restricted cash	26,322	10,163
Non-current deferred tax asset	16,764	1,516
Prepaid income tax on intercompany items	13,709	12,694
Other	31,288	28,260

Other assets	$264,517	$210,370

Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements. Store supplies include, but are not limited to, hangers, frames, sign holders, security tags and back-room supplies. Other includes intangible intellectual property, prepaid leases, and various other assets.

9.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	January 29,	January 30,
	2011	2010

Deferred lease credits	$544,223	$546,191
Amortized deferred lease credits	(310,066)	(290,542)

Total deferred lease credits, net	$234,157	$255,649

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LEASED FACILITIES

Annual store rent is comprised of a fixed minimum amount and/or contingent rent based on a percentage of sales. For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the Consolidated Statements of Operations and Comprehensive Income. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession.

Certain leases provide for contingent rents, which are primarily determined as a percentage of sales in excess of a predetermined level. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income when the Company determines that it is probable that the expense has been incurred and the amount can be reasonably estimated.

Store lease terms may also require additional payments covering taxes, common area costs and certain other expenses.

A summary of rent expense follows (in thousands):

	2010	2009	2008

Store rent:
Fixed minimum	$333,419	$301,138	$267,108
Contingent	9,306	6,136	14,289

Total store rent	342,725	307,274	281,397
Buildings, equipment and other	4,988	5,071	5,905

Total rent expense	$347,713	$312,345	$287,302

At January 29, 2011, the Company was committed to non-cancelable leases with remaining terms of one to 17 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2011	$331,151
Fiscal 2012	$319,982
Fiscal 2013	$303,531
Fiscal 2014	$285,337
Fiscal 2015	$262,586
Thereafter	$1,110,598

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	ACCRUED EXPENSES

Accrued expense consisted of (in thousands):

	2010	2009

Accrued payroll and related costs	$71,456	$45,476
Gift card liability	47,098	49,778
Accrued taxes	40,562	32,784
Construction in progress	24,915	5,838
Accrued rent	23,247	15,356
Return reserve	16,764	11,665
Other	82,545	85,392

Accrued expenses	$306,587	$246,289

Accrued payroll and related costs include salaries, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store, direct-to-consumer and home office operations.

12.	OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	2010	2009

Accrued straight-line rent	$95,838	$87,147
Deferred compensation	76,198	66,053
Unrecognized tax benefits, including interest and penalties	20,994	39,314
Other	10,537	21,656

Other liabilities	$203,567	$214,170

Deferred compensation includes the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 17, “Retirement Benefits” as well as deferred Board of Directors compensation and other accrued retirement benefits.

13.	INCOME TAXES

Earnings from continuing operations before taxes (in thousands):

	2010	2009	2008

Domestic	$190,570	$119,358	$501,125
Foreign	38,000	152	8,519

Total	$228,570	$119,510	$509,644

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes from continuing operations consisted of (in thousands):

	2010	2009	2008

Current:
Federal	$94,922	$33,212	$166,327
State	16,126	4,003	17,467
Foreign	11,395	5,086	8,112

	$122,443	$42,301	$191,906

Deferred:
Federal	$(32,669)	$10,055	$14,028
State	(7,229)	(147)	2,480
Foreign	(4,258)	(11,652)	(6,939)

	$(44,156)	$(1,744)	$9,569

Total provision	$78,287	$40,557	$201,475

Reconciliation between the statutory federal income tax rate and the effective tax rate for continuing operations is as follows:

	2010	2009	2008

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	2.5	2.1	2.5
Tax effect of foreign earnings	(2.9)	(4.4)	(0.1)
Internal Revenue Code (“IRC”) Section 162(m)	0.5	1.5	2.5
Other items, net	(0.8)	(0.3)	(0.4)

Total	34.3%	33.9%	39.5%

Amounts paid directly to taxing authorities were $85.1 million, $27.1 million, and $198.2 million in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (thousands):

	2010	2009

Deferred tax assets:
Deferred compensation	$59,027	$48,476
Rent	26,158	40,585
Accrued expenses	22,920	15,464
Foreign net operating losses	11,510	11,329
Reserves	8,666	8,757
Inventory	13,683	7,829
Other	2,476	2,223
Realized and unrealized investment losses	592	1,152
Valuation allowance	—	(1,369)

Total deferred tax assets	$145,032	$134,446

Deferred tax liabilities:
Store supplies	(11,911)	(12,128)
Property and equipment	(94,630)	(127,983)

Total deferred tax liabilities	$(106,541)	$(140,111)

Net deferred income tax assets (liabilities)	$38,491	$(5,665)

Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax asset of $5.2 million and of $4.6 million for Fiscal 2010 and Fiscal 2009, respectively. Accordingly, these deferred taxes are not reflected in the table above.

As of January 29, 2011 and January 30, 2010, the net operating foreign subsidiaries’ valuation allowance totaled $0 and $0.2 million, respectively.

As of January 29, 2011 and January 30, 2010, the valuation allowance for realized and unrealized investment losses totaled $0 and $1.1 million, respectively.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(In thousands)

Unrecognized tax benefits, beginning of the year	$29,437	$43,684	$38,894
Gross addition for tax positions of the current year	562	222	5,539
Gross addition for tax positions of prior years	1,734	2,167	8,754
Reductions of tax positions of prior years for:
Changes in judgment/excess reserve	(412)	(10,744)	(4,206)
Settlements during the period	(14,166)	(5,444)	(1,608)
Lapses of applicable statutes of limitations	(2,328)	(448)	(3,689)

Unrecognized tax benefits, end of year	$14,827	$29,437	$43,684

The amount of the above unrecognized tax benefits at January 29, 2011, January 30, 2010 and January 31, 2009 which would impact the Company’s effective tax rate, if recognized, was $14.8 million, $29.4 million and $43.7 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Tax expense for Fiscal 2010 included a $3.4 million reversal of net accrued interest, compared to $1.2 million of net accrued interest as of the end of Fiscal 2009. Interest and penalties of $6.2 million had been accrued as of the end of Fiscal 2010, compared to $9.9 million accrued as of the end of Fiscal 2009.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2010 as part of the IRS’s Compliance Assurance Process program. IRS examinations for Fiscal 2009 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of 3-5 years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination or administrative appeals.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 29, 2011, U.S. taxes had not been provided on approximately $44.5 million of unremitted earnings of subsidiaries operating outside of the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate, or if A&F were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

14.	LONG-TERM DEBT

On April 15, 2008, the Company entered into a syndicated unsecured credit agreement (as previously amended by Amendment No. 1 to Credit Agreement made as of December 29, 2008, the “Credit Agreement”) under which up to $450 million was available. On June 16, 2009, the Company amended the Credit

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the defined Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments to be discussed in the following paragraphs (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of January 29, 2011. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Company’s Leverage Ratio was 2.43 as of January 29, 2011. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at January 29, 2011. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four-consecutive-fiscal-quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four-consecutive-fiscal-quarter period. The Company’s Coverage Ratio was 2.51 as of January 29, 2011. The Amended Credit Agreement also limited the Company’s consolidated capital expenditures to $325 million in Fiscal 2010, plus $99.5 million representing the unused portion of the allowable capital expenditures from Fiscal 2009. The Company was in compliance with the applicable ratio requirements and other covenants at January 29, 2011.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amended Credit Agreement will mature on April 12, 2013. There were no trade letters of credit outstanding at January 29, 2011. Trade letters of credit totaling approximately $35.9 million were outstanding on January 30, 2010. Stand-by letters of credit totaling approximately $3.0 million and $14.1 million were outstanding on January 29, 2011 and January 30, 2010, respectively. The stand-by letters of credit are set to expire primarily during the third quarter of Fiscal 2011. To date, no beneficiary has drawn upon the stand-by letters of credit.

The Company had $43.8 million and $50.9 million outstanding under the Amended Credit Agreement as of January 29, 2011, and January 30, 2010, respectively. The amounts outstanding under the Amended Credit Agreement as of January 29, 2011 and January 30, 2010 were denominated in Japanese Yen. As of January 29, 2011 and January 30, 2010, the Company also had $24.8 million and $20.3 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.

As of January 29, 2011, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $7.8 million, $6.6 million and $3.4 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.7% for the fifty-two weeks ended January 29, 2011.

On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (the “UBS Credit Line”). The amount available under the UBS Credit Line was subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. As a result of UBS acquiring the remaining UBS ARS originally purchased by the Company through UBS and described further in Note 5, “Investments”, the UBS Credit Line was terminated during the fifty-two weeks ended January 29, 2011.

15.	DERIVATIVES

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.

For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive Income (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in the fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings. The Company recognized a gain of $0.7 million reclassified into earnings as a result of the de-designation of certain cash flow hedges during the fifty-two weeks ended January 29, 2011.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of January 29, 2011, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of January 29, 2011 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.

As of January 29, 2011, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion of forecasted foreign-currency-denominated inter-company

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)

Canadian Dollar	$12,045
British Pound	$34,079
Euro	$26,569
Japanese Yen	$8,715

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of January 29, 2011.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet	January 29,	January 30,	Balance Sheet	January 29,	January 30,
	Location	2011	2010	Location	2011	2010
	(In thousands)

Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$727	$1,348	Accrued Expenses	$1,143	$—

Refer to Note 6, “Fair Value” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the fifty-two weeks ended January 29, 2011 and January 30, 2010 on the Consolidated Statements of Operations and Comprehensive Income are as follows:

Location of (Loss)
						Recognized in Earnings	Amount of (Loss) Recognized
	Amount of Gain (Loss)		Location of Gain			on Derivative (Ineffective	in Earnings on Derivative
	Recognized in OCI		(Loss) Reclassified	Amount of Gain (Loss) Reclassified from		Portion and Amount	(Ineffective Portion and
	on Derivative Contracts		from Accumulated	Accumulated OCI into Earnings (Effective		Excluded from	Amount Excluded from
	(Effective Portion)		OCI into Earnings	Portion)		Effectiveness	Effectiveness Testing)
	(a)		(Effective Portion)	(b)		Testing)	(c)
Fifty-Two Weeks Ended
	January 29,	January 30,		January 29,	January 30,		January 29,	January 30,
	2011	2010		2011	2010		2011	2010
(In thousands)

Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$1,614	$(3,790)	Cost of Goods Sold	$2,122	$(3,074)	Other Operating Income, Net	$(304)	$(74)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings. There were no ineffective portions recorded in earnings for the fifty-two weeks ended January 29, 2011 and January 30, 2010.

16.	DISCONTINUED OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Loss from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the fifty-two weeks ended January 30, 2010 and January 31, 2009. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of January 29, 2011 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Fifty-Two Weeks Ended
January 29, 2011

Beginning Balance	$46.1
Interest Accretion / Other, Net	0.2
Cash Payments	(29.1)

Ending Balance(1)	$17.2

(1)	Ending balance primarily reflects the net present value of obligations due under signed lease termination agreements and obligations due under a lease, for which no termination agreement exists, less estimated sublease income. As of January 29, 2011, there were $11.8 million of lease termination charges recorded as a current liability in Accrued Expenses and $5.4 million of lease termination charges recorded as a long-term liability in Other Liabilities on the Consolidated Balance Sheet.

The table below presents the significant components of RUEHL’s results included in Loss from Discontinued Operations, net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 30, 2010 and January 31, 2009.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

NET SALES	$48,393	$56,218
Cost of Goods Sold	22,037	25,621

GROSS PROFIT	26,356	30,597
Stores and Distribution Expense	146,826	75,148
Marketing, General and Administrative Expense	8,556	14,411
Other Operating Income, Net	(11)	(86)

NET LOSS BEFORE INCOME TAXES(1)	$(129,016)	$(58,876)
Income Tax Benefit	(50,316)	(22,962)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(78,699)	$(35,914)

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$(0.90)	$(0.41)

DILUTED	$(0.89)	$(0.40)

(1)	Includes non-cash, pre-tax asset impairment charges of approximately $51.5 million and $22.3 million during the fifty-two weeks ended January 30, 2010 and January 31, 2009, respectively, and net costs associated with the closure of the RUEHL business, primarily net lease termination costs of approximately $53.9 million and severance and other charges of $2.2 million during the fifty-two weeks ended January 30, 2010.

17.	RETIREMENT BENEFITS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plan is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $19.4 million in Fiscal 2010, $17.8 million in Fiscal 2009 and $24.7 million in Fiscal 2008.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded net

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of $2.7 million and net income of $1.0 million and $2.5 million for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, associated with the SERP.

The net expense for fifty-two weeks ended January 29, 2011 included $2.1 million to correct a cumulative under-accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.

18.	CONTINGENCIES

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

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. Plaintiff’s appeal has been fully briefed and argued and is awaiting decision. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.

On December 21, 2007 Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California. He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants have denied the material allegations of plaintiffs’ complaints throughout the litigation and have asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the trial court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties are continuing to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims.

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

19.	PREFERRED STOCK PURCHASE RIGHTS

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rights holders have no rights as a stockholder of A&F, including the right to vote and to receive dividends.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2010 and Fiscal 2009 follows (thousands, except per share amounts):

Fiscal 2010 Quarter(1)	First	Second	Third	Fourth

Net sales	$687,804	$745,798	$885,778	$1,149,396
Gross profit	$431,416	$485,348	$564,432	$730,986
Net (loss) income	$(11,828)	$19,479	$50,040	$92,593
Net (loss) income per diluted share(2)	$(0.13)	$0.22	$0.56	$1.03

Fiscal 2009 Quarter(1)	First	Second	Third	Fourth

Net sales	$601,729	$637,221	$753,684	$935,991
Gross profit	$381,453	$424,516	$483,087	$594,542
Net (loss) income from continuing operations	$(23,104)	$(8,191)	$49,222	$61,025
Loss from discontinued operations, net of tax	$(36,135)	$(18,557)	$(10,439)	$(13,566)
Net (loss) income	$(59,239)	$(26,747)	$38,784	$47,459
Net (loss) income per diluted share from continuing operations(3)	$(0.26)	$(0.09)	$0.55	$0.68
Net loss per diluted share from discontinued operations	$(0.41)	$(0.21)	$(0.12)	$(0.15)
Net (loss) income per diluted share	$(0.68)	$(0.30)	$0.44	$0.53

(1)	Results of operations of RUEHL are reflected as discontinued operations for all periods presented. Refer to Note 16, “Discontinued Operations” for further discussion.

(2)	The second quarter of Fiscal 2010 includes impairment charges of $0.02. The fourth quarter of Fiscal 2010 includes impairment charges of $0.33 and store closure charges of $0.03.

(3)	The fourth quarter of Fiscal 2009 includes impairment charges of $0.23.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Abercrombie & Fitch Co.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 29, 2011

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 29, 2011. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 29, 2011, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 29, 2011 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 29, 2011, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 29, 2011 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fiscal quarter ended January 29, 2011 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

Code of Business Conduct and Ethics

Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text to be included under the caption “ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

Audit Committee

Information concerning A&F’s Audit Committee, including the determination that the Audit Committee has at least one audit committee financial expert (as defined under applicable SEC rules) serving on the Audit Committee, is incorporated by reference from the text to be included under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011. These procedures have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 9, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “ELECTION OF DIRECTORS — Compensation of Directors”, “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

Information regarding the number of securities to be issued and remaining available under equity compensation plans as of January 29, 2011 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the captions “ELECTION OF DIRECTORS — Compensation of Directors” and “ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the caption “ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.
Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.
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

(3) Exhibits:

The documents listed below are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).
3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
3.4	Certificate regarding Approval of Amendment to Section 2.03 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Stockholders of Abercrombie & Fitch Co. at Annual Meeting of Stockholders held on June 10, 2009, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).
3.5	Certificate regarding Approval of Addition of New Article IX of Amended and Restated Bylaws by Board of Directors of Abercrombie & Fitch Co. on June 10, 2009, incorporated herein by reference to Exhibit 3.2 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).
3.6	Amended and Restated Bylaws of A&F (reflecting amendments through June 10, 2009), incorporated herein by reference to Exhibit 3.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2009 (File No. 001-12107).
4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).
4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Form 8-A (Amendment No. 1), dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).
4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).
4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).
4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.01 to A&F’s Form 8-A/A (Amendment No. 2), dated and filed June 12, 2008 (File No. 001-12107).
4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on November 2, 2009, between A&F and American Stock Transfer & Trust Company, LLC (as successor to National City Bank), as Rights Agent, incorporated herein by reference to Exhibit 4.6 to A&F’s Form 8-A/A (Amendment No. 5), dated and filed November 3, 2009 (File No. 001-12107).

4.7	Credit Agreement, dated as of April 15, 2008 (the “Credit Agreement”), among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Credit Agreement) from time to time party to the Credit Agreement; A&F; the Lenders (as defined in the Credit Agreement) from time to time party to the Credit Agreement; National City Bank, as a co-lead arranger, a co-bookrunner and Global Administrative Agent, as the Swing Line Lender and an LC Issuer; J.P. Morgan Securities, Inc., as a co-leader arranger, a co-bookrunner and as syndication agent; and each of Fifth Third Bank and Huntington National Bank, as a documentation agent, incorporated herein by reference to Exhibit 4.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 (File No. 001-12107).
4.8	Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed April 18, 2008 (File No. 001-12107).
4.9	Joinder Agreement, dated as of May 14, 2008, between AFH Canada Stores Co., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.10	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch (UK) Limited, as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.11	Joinder Agreement, dated as of May 14, 2008, between Abercrombie & Fitch Europe S.A., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (File No. 001-12107).
4.12	Amendment No. 1 to Credit Agreement, made as of December 29, 2008, among Abercrombie & Fitch Management Co., the Foreign Subsidiary Borrowers (as defined in the Credit Agreement), A&F, the Lenders (as defined in the Credit Agreement) and National City Bank, as the Swing Line Lender, an LC Issuer and Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 (File No. 001-12107).
4.13	Joinder Agreement, dated as of May 22, 2009, between AFH Japan, G.K., as an Additional Borrower, and National City Bank, as Global Administrative Agent, incorporated herein by reference to Exhibit 4.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2009 (File No. 001-12107).
4.14	Amendment No. 2 to Credit Agreement, made as of June 16, 2009, by and among Abercrombie & Fitch Management Co., as a borrower; Abercrombie & Fitch Europe SA, Abercrombie & Fitch (UK) Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; Abercrombie & Fitch Co., as a guarantor; National City Bank, as a Co-Lead Arranger, Global Agent, Swing Line Lender, an LC Issuer and a Lender; JP Morgan Chase Bank, N.A., as a Co-Lead Arranger, Syndication Agent and a Lender; The Huntington National Bank, as a Lender; National City Bank, Canada Branch, as a Canadian Lender; J.P. Morgan Chase Bank, N.A. (Canada Branch), as a Lender; J.P. Morgan Europe Limited, as a Lender; Fifth Third Bank, as a Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennsylvania, as a Lender; Sumitomo Mitsui Banking Corporation, as a Lender; U.S. Bank National Association, as a Lender; and PNC Bank, National Association, as a Lender, incorporated herein by reference to Exhibit 4.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 (File No. 001-12107).

4.15	Supplement No. 1 dated as of May 26, 2010, executed by AFH Puerto Rico LLC and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, to the Guaranty of Payment (Domestic Credit Parties), dated as of April 15, 2008, among A&F; each direct and indirect Domestic Subsidiary (as defined in the Guaranty of Payment) of A&F other than Abercrombie & Fitch Management Co.; and PNC Bank, National Association (as successor by merger to National City Bank), as Global Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).
*10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).
*10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).
10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).
10.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
10.5	Amended and Restated Employment Agreement, entered into as of August 15, 2005, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).
10.6	Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).
*10.7	Amendment No. 1 to Michael S. Jeffries Employment Agreement, entered into on April 12, 2010, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107).
*10.8	Amendment No. 2 to Michael S. Jeffries Employment Agreement, made and entered into on January 28, 2011, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed January 31, 2011 (File No. 001-12107).

*10.9	Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner (the “Gulfstream Agreement”), incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).
*10.10	Aircraft Time Sharing Agreement, made and entered into to be effective as of November 12, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by NetJets Sales, Inc., NetJets Aviation, Inc. and NetJets Services, Inc. (the “NetJets Agreement”).
*10.11	Letter of Understanding, dated November 12, 2010, between Michael S. Jeffries and Abercrombie & Fitch Management Co. in respect of the Gulfstream Agreement and the NetJets Agreement.
*10.12	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
*10.13	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).
*10.14	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10.15	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).
*10.16	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).
*10.17	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.18	Form of Restricted Shares Award Agreement (No Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.19	Form of Restricted Shares Award Agreement (Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.20	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.21	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.22	Form of Stock Option Agreement used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.23	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.24	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.25	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.26	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.27	Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.28	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).
*10.29	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).
*10.30	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10.31	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10.32	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
*10.33	Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).
*10.34	Form of Restricted Stock Unit Award Agreement for Employees used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.35	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).
*10.36	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F, effective February 23, 2010, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).
*10.37	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10.38	Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).
*10.39	Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).
*10.40	Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).
*10.41	Form of Stock Option Agreement to be used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
*10.42	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
*10.43	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).
*10.44	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.
*10.45	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on and after February 12, 2009, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10.46	Form of Stock Appreciation Right Agreement to be used to evidence the Semi-Annual Grants of stock appreciation rights to Michael S. Jeffries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.47	Stock Appreciation Right Agreement [Retention Grant Tranche 1], made to be effective as of December 19, 2008, by and between A&F and Michael S. Jeffries entered into to evidence first tranche of Retention Grant covering 1,600,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10.48	Stock Appreciation Right Agreement [Retention Grant Tranche 2] by and between A&F and Michael S. Jeffries entered into effective as of March 2, 2009 to evidence second tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10.49	Stock Appreciation Right Agreement [Retention Grant Tranche 3] by and between A&F and Michael S. Jeffries entered into effective as of September 1, 2009 to evidence third tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
*10.50	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).
10.51	Credit Line Agreement — Borrower Agreement, effective March 6, 2009, signed on behalf of Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.48 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 (File No. 001-12107). [Terminated on June 30, 2010]
10.52	Credit Line Agreement — Demand Facility, effective March 6, 2009, between Abercrombie & Fitch Management Co. and UBS Bank USA, incorporated herein by reference to Exhibit 10.1(b) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107). [Terminated on June 30, 2010]
10.53	Addendum to Credit Line Account Application and Agreement, effective March 6, 2009, among Abercrombie & Fitch Management Co., UBS Bank USA and UBS Financial Services Inc., incorporated herein by reference to Exhibit 10.1(c) to A&F’s Current Report on Form 8-K dated and filed March 11, 2009 (File No. 001-12107). [Terminated on June 30, 2010]
*10.54	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).
12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended January 29, 2011.

14.1	Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; (ii) Consolidated Balance Sheets at January 29, 2011 and January 30, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; and (v) the Notes to Consolidated Financial Statements***

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**	These certifications are furnished.

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

(b) The documents listed in Item 15(a)(3) are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 29, 2011	By /s/ JONATHAN E. RAMSDEN Jonathan E. Ramsden, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2011.

Signature	Title

/s/ MICHAEL S. JEFFRIES Michael S. Jeffries	Chairman, Chief Executive Officer and Director
* James B. Bachmann	Director
* Lauren J. Brisky	Director
* Michael E. Greenlees	Director
* Archie M. Griffin	Director
* Kevin S. Huvane	Director
* John W. Kessler	Director
* Elizabeth M. Lee	Director
* Jonathan E. Ramsden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
* Craig R. Stapleton	Director

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 29, 2011.

By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Document

10.10	Aircraft Time Sharing Agreement, made and entered into to be effective as of November 12, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by NetJets Sales, Inc., NetJets Aviation, Inc. and NetJets Services, Inc. (the “NetJets Agreement”)
10.11	Letter of Understanding, dated November 12, 2010, between Michael S. Jeffries and Abercrombie & Fitch Management Co. in respect of the Gulfstream Agreement and the NetJets Agreement
12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended January 29, 2011
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; (ii) Consolidated Balance Sheets at January 29, 2011 and January 30, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009; and (v) the Notes to Consolidated Financial Statements