Form 10-Q
period 2011-04-30
ABERCROMBIE & FITCH CO /DE/
filed 2011-06-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 3, 2011
$.01 Par Value	87,667,424 Shares

ABERCROMBIE & FITCH CO.

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations and Comprehensive Income (Loss) Thirteen Weeks Ended April 30, 2011 and May 1, 2010	3

Consolidated Balance Sheets April 30, 2011 and January 29, 2011	4

Consolidated Statements of Cash Flows Thirteen Weeks Ended April 30, 2011 and May 1, 2010	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	44

Part II. Other Information

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	49

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
NET SALES	$836,674	$687,804
Cost of Goods Sold	293,013	256,388

GROSS PROFIT	543,661	431,416
Stores and Distribution Expense	399,101	354,410
Marketing, General and Administrative Expense	107,651	96,632
Other Operating Income, Net	(1,836)	(914)

OPERATING INCOME (LOSS)	38,745	(18,712)
Interest Expense, Net	950	825

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	37,795	(19,537)
Tax Expense (Benefit) from Continuing Operations	13,450	(7,709)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$24,345	$(11,828)

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$796	$—

NET INCOME (LOSS)	$25,141	$(11,828)

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.28	$(0.13)

DILUTED	$0.27	$(0.13)

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$0.01	$—

DILUTED	$0.01	$—

NET INCOME (LOSS) PER SHARE:
BASIC	$0.29	$(0.13)

DILUTED	$0.28	$(0.13)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,282	88,095
DILUTED	90,441	88,095

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$18,487	$(4,683)
Gain (loss) on Marketable Securities, net of taxes of $(390) and $163 for the thirteen-week periods ended April 30, 2011 and May 1, 2010, respectively	665	(277)
Unrealized gain (loss) on derivative financial instruments, net of taxes of $1,907 and $(721) for the thirteen-week periods ended April 30, 2011 and May 1, 2010, respectively	(3,247)	1,229

Other Comprehensive Income (Loss)	$15,905	$(3,731)

COMPREHENSIVE INCOME (LOSS)	$41,046	$(15,559)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	April 30, 2011	January 29, 2011
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$741,823	$826,353
Receivables	83,209	81,264
Inventories	358,371	385,857
Deferred Income Taxes	61,033	60,405
Other Current Assets	95,089	79,389

TOTAL CURRENT ASSETS	1,339,525	1,433,268

PROPERTY AND EQUIPMENT, NET	1,161,905	1,144,940

NON-CURRENT MARKETABLE SECURITIES	101,550	100,534

OTHER ASSETS	290,014	269,160

TOTAL ASSETS	$2,892,994	$2,947,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$151,428	$137,235
Accrued Expenses	263,288	306,587
Deferred Lease Credits	41,925	41,538
Income Taxes Payable	35,138	73,491

TOTAL CURRENT LIABILITIES	491,779	558,851

LONG-TERM LIABILITIES:
Deferred Income Taxes	24,246	33,515
Deferred Lease Credits	192,321	192,619
Long-Term Debt	69,870	68,566
Other Liabilities	206,216	203,567

TOTAL LONG-TERM LIABILITIES	492,653	498,267

STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of April 30, 2011 and January 29, 2011	1,033	1,033
Paid-In Capital	343,081	349,258
Retained Earnings	2,282,168	2,272,317
Accumulated Other Comprehensive Income (Loss), net of tax	9,389	(6,516)
Treasury Stock, at Average Cost - 15,923 and 16,054 shares at April 30, 2011 and January 29, 2011, respectively	(727,109)	(725,308)

TOTAL STOCKHOLDERS’ EQUITY	1,908,562	1,890,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,892,994	$2,947,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

OPERATING ACTIVITIES:
Net Income (Loss)	25,141	(11,828)

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	57,218	56,737
Loss on Disposal / Write-off of Assets	2,452	802
Amortization of Deferred Lease Credits	(10,710)	(11,655)
Share-Based Compensation	10,852	9,491
Tax Benefit (Deficiency) from Share-Based Compensation	3,741	(1,821)
Deferred Taxes	(8,528)	(14,800)
Lessor Construction Allowances	4,548	9,941
Changes in Assets and Liabilities:
Inventories	28,803	(6,104)
Accounts Payable and Accrued Expenses	(52,645)	(43,882)
Income Taxes	(38,338)	4,747
Other Assets and Liabilities	(31,350)	(27,819)

NET CASH USED FOR OPERATING ACTIVITIES	(8,816)	(36,191)

INVESTING ACTIVITIES:
Capital Expenditures	(51,501)	(19,207)
Purchase of Trust-Owned Life Insurance Policies	—	(3,750)
Proceeds from Sales of Marketable Securities	125	8,017

NET CASH USED FOR INVESTING ACTIVITIES	(51,376)	(14,940)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	9,084	494
Purchase of Treasury Stock	(25,469)	—
Change in Outstanding Checks and Other	869	(2,098)
Dividends Paid	(15,292)	(15,400)

NET CASH USED FOR FINANCING ACTIVITIES	(30,808)	(17,004)

EFFECT OF EXCHANGE RATES ON CASH	6,470	(1,363)

NET DECREASE IN CASH AND EQUIVALENTS:	(84,530)	(69,498)
Cash and Equivalents, Beginning of Period	826,353	669,950

CASH AND EQUIVALENTS, END OF PERIOD	$741,823	600,452

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$10,674	5,475

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
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2011” represent the 52-week fiscal year that will end on January 28, 2012, and to “Fiscal 2010” represent the 52-week fiscal year that ended January 29, 2011.
The Consolidated Financial Statements as of April 30, 2011 and for the thirteen weeks ended April 30, 2011 and May 1, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011. The January 29, 2011 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2011.
PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Certain prior period amounts have been reclassified to conform to the current year presentation.
The Consolidated Financial Statements as of April 30, 2011 and for the thirteen weeks ended April 30, 2011 and May 1, 2010 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the consolidated financial statements.
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

	Thirteen Weeks Ended
(in thousands):	April 30, 2011	May 1, 2010
United States	$640,950	$568,790
Europe	152,431	79,648
Other	43,293	39,366

Total	$836,674	$687,804

Long-Lived Assets:

(in thousands):	April 30, 2011	January 29, 2011
United States	$936,902	$959,777
Europe	206,794	169,313
Other	134,520	127,741

Total	$1,278,216	$1,256,831

Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.
3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $10.9 million and $9.5 million for the thirteen-week periods ended April 30, 2011 and May 1, 2010, respectively. The Company also recognized $4.1 million and $3.3 million in tax benefits related to share-based compensation expense for the thirteen-week periods ended April 30, 2011 and May 1, 2010, respectively.
A deferred tax asset is recorded when share-based compensation expense is recognized. A current income tax deduction arises upon vesting of restricted stock units or exercise of stock options/stock appreciation rights. In the event the current income tax deduction is greater or less than the deferred tax asset, the difference is required under the accounting rules to be charged first to the “windfall tax benefit” account. In the event there is not a balance in the “windfall tax benefit” account, the shortfall is charged to tax expense. The amount of the Company’s “windfall tax benefit” account, which is recorded as a component of additional paid-in capital, was approximately $83.5 million as of April 30, 2011. Based upon outstanding awards, the “windfall tax benefit” account is sufficient to fully absorb any shortfall which may develop.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirteen weeks ended April 30, 2011 was an expense of $1.7 million. The effect of adjustments for forfeitures during the thirteen weeks ended May 1, 2010 was immaterial.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of April 30, 2011, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
In the event, at any reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the 2005 Long-Term Incentive Plan (the “2005 LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the 2005 LTIP and the 2007 LTIP, or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized over the award’s vesting period, with a current period expense based on the cumulative proportion of the requisite service period rendered. If the award is fully vested, changes in fair value will be recognized fully in current period earnings, until the award is settled.
Plans
As of April 30, 2011, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to grant awards of each type covering up to 2.0 million shares of A&F’s Common Stock annually, plus any unused annual limit from prior years, for the type of award, to any associate of the Company eligible to receive awards under the 2007 LTIP. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 shares of A&F’s Common Stock, plus any unused annual limit from prior years, for the type of award to any associate of the Company (other than Michael S. Jeffries) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest over one year for non-associate directors of A&F. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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
Stock Options
The Company did not grant any stock options during the thirteen weeks ended April 30, 2011 or May 1, 2010.
Below is a summary of stock option activity for the thirteen weeks ended April 30, 2011:

		Weighted-		Weighted-Average
	Number of	Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	2,316,648	$39.51
Granted	—	—
Exercised	(343,378)	27.90
Forfeited or cancelled	(14,700)	29.40

Outstanding at April 30, 2011	1,958,570	$41.62	$59,723,408	2.8

Stock options exercisable at April 30, 2011	1,859,320	$40.64	$58,116,748	2.6

Stock options expected to become exercisable in the future as of April 30, 2011	93,160	$59.83	$1,511,582	7.1

The total intrinsic value of stock options exercised during the thirteen weeks ended April 30, 2011 was $10.9 million. The total intrinsic value of stock options exercised during the thirteen weeks ended May 1, 2010 was immaterial.
The grant date fair value of stock options vested during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $2.2 million and $3.5 million, respectively.
As of April 30, 2011, there was $1.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.5 years.

Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirteen weeks ended April 30, 2011 and May 1, 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirteen Weeks Ended
	Chairman and Chief Executive
	Officer		Other Executive Officers		All Other Associates
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Grant date market price	$54.87	$44.86	$54.87	$44.86	$54.87	$44.88
Exercise price	$54.87	$44.86	$54.87	$44.86	$54.87	$44.88
Fair value	$22.09	$16.96	$22.29	$16.99	$21.86	$16.69
Assumptions:
Price volatility	53%	50%	53%	51%	55%	52%
Expected term (Years)	4.6	4.7	4.7	4.5	4.1	4.1
Risk-free interest rate	1.9%	2.3%	2.0%	2.3%	1.7%	2.1%
Dividend yield	1.6%	2.1%	1.6%	2.1%	1.6%	2.1%
Below is a summary of stock appreciation rights activity for the thirteen weeks ended April 30, 2011:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	7,136,189	$34.08
Granted:
Chairman and Chief Executive Officer	1,590,908	54.87
Other Executive Officers	217,000	54.87
All Other Associates	153,500	54.87
Exercised	(52,075)	41.06
Forfeited or cancelled	(32,000)	42.51

Outstanding at April 30, 2011	9,013,522	$38.53	$290,866,643	6.0

Stock appreciation rights exercisable at April 30, 2011	819,865	$36.31	$28,274,237	6.7

Stock appreciation rights expected to become exercisable in the future as of April 30, 2011	8,054,302	$38.67	$258,815,686	5.8

The total intrinsic value of stock appreciation rights exercised during the thirteen weeks ended April 30, 2011 and May 1, 2010 was immaterial.
The grant date fair value of stock appreciation rights vested during the thirteen weeks ended April 30, 2011 was $7.9 million.
As of April 30, 2011, there was $89.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirteen weeks ended April 30, 2011:

		Weighted-Average
		Grant Date Fair
Restricted Stock Units	Number of Shares	Value
Non-vested at January 29, 2011	1,147,754	$49.59
Granted	510,550	53.12
Vested	(316,175)	59.66
Forfeited	(48,526)	40.36

Non-vested at April 30, 2011	1,293,603	$48.85

The total fair value of restricted stock units granted during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $27.1 million and $15.5 million, respectively.
The total grant date fair value of restricted stock units and restricted shares vested during the thirteen weeks ended April 30, 2011 and May 1, 2010 was $18.9 million and $18.7 million, respectively.
As of April 30, 2011, there was $48.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
4. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income (loss) per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended
	April 30, 2011		May 1, 2010
Shares of Common Stock issued	103,300		103,300
Treasury shares	(16,018)		(15,205)

Weighted-Average — Basic Shares	87,282		88,095

Dilutive effect of stock options, stock appreciation rights and restricted stock units	3,159		—

Weighted-Average — Diluted Shares	90,441		88,095

Anti-Dilutive Shares	5,883	(1)	11,633	(2)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

(2)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net loss per diluted share because the Company was in a net loss position and the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	April 30, 2011	January 29, 2011

Cash and equivalents:
Cash	$330,072	$300,624
Cash equivalents	411,751	525,729

Total cash and equivalents	$741,823	$826,353

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $26.6 million on April 30, 2011 and $26.3 million on January 29, 2011. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.
6. INVESTMENTS
Investments consisted of (in thousands):

	April 30, 2011	January 29, 2011
Marketable securities — Non-Current:

Available-for-sale securities:
Auction rate securities — student loan backed	$86,758	$85,732
Auction rate securities — municipal authority bonds	14,792	14,802

Total available-for-sale securities	101,550	100,534

Rabbi Trust assets: (1)
Money market funds	490	343
Municipal notes and bonds	11,782	11,870
Trust-owned life insurance policies (at cash surrender value)	71,008	70,288

Total Rabbi Trust assets	83,280	82,501

Total Investments	$184,830	$183,035

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.
At April 30, 2011, the Company’s investment grade auction rate securities (“ARS”) consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 17 to 32 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of April 30, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$95,500	$(8,742)	$86,758
Auction rate securities — municipal authority bonds	19,975	(5,183)	14,792

Total available-for-sale securities	$115,475	$(13,925)	$101,550

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
On November 13, 2008, the Company executed an agreement (the “UBS Agreement”) with UBS AG (“UBS”), a Swiss corporation, relating to ARS with a par value of $76.5 million (“UBS ARS”). By entering into the UBS Agreement, UBS received the right to purchase these UBS ARS at par, commencing on November 13, 2008. The Company received a right (“Put Option”) to sell the UBS ARS back to UBS at par, commencing on June 30, 2010. Upon acceptance of the UBS Agreement, the Company no longer had the intention to hold the UBS ARS until maturity. Therefore, the impairment could no longer be considered temporary. The impact of this was immaterial for the first quarter of Fiscal 2010, and since the Company exercised the put option in Fiscal 2010 and the ARS were acquired by UBS, there was no impact in the first quarter of Fiscal 2011.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen week periods ended April 30, 2011 and May 1, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million and $0.5 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, recorded as Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of April 30, 2011
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds(1)	$287,250	$—	$—	$287,250
Treasury bills	124,991	—	—	124,991
ARS — available-for-sale — student loan backed	—	—	86,758	86,758
ARS — available-for-sale — municipal authority bonds	—	—	14,792	14,792
Municipal notes and bonds held in the Rabbi Trust	11,782	—	—	11,782

Total assets measured at fair value	$424,023	$—	$101,550	$525,573

LIABILITIES:
Derivative financial instruments	—	5,274	—	5,274

Total liabilities measured at fair value	$—	$5,274	$—	$5,274

(1)	Includes $286.8 million of money market funds included in Cash and Equivalents and $0.5 million of money market funds held in the Rabbi Trust included in Other Assets on the Consolidated Balance Sheet.
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
As of April 30, 2011 and January 29, 2011, approximately 73% of the Company’s ARS were “AAA” rated, approximately 12% were “AA” rated, and approximately 15% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 29, 2011 to April 30, 2011. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Available-for-sale
	ARS - Student	Available-for-sale
(in thousands)	Loans	ARS - Muni Bonds	Total
Fair value, January 29, 2011	$85,732	$14,802	$100,534
Redemptions	(125)		(125)
Transfers (out)/in	—	—	—
Gains and (losses), net:
Reported in Net Income	—	—	—
Reported in Other Comprehensive Income	1,151	(10)	1,141

Fair value, April 30, 2011	$86,758	$14,792	$101,550

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through any remaining carryover inventory from the season then ending. The valuation reserve was $39.2 million, $24.4 million and $38.7 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $5.6 million, $7.6 million and $5.5 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.
The inventory balance, net of the above mentioned reserves, was $358.4 million, $385.9 million and $316.4 million at April 30, 2011, January 29, 2011 and May 1, 2010, respectively.
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	April 30, 2011	January 29, 2011
Property and equipment, at cost	$2,519,757	$2,451,414
Accumulated depreciation and amortization	(1,357,852)	(1,306,474)

Property and equipment, net	$1,161,905	$1,144,940

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
Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. The Company had previously impaired store-related assets measured at fair value of $13.3 million and $14.6 million on the Consolidated Balance Sheets at April 30, 2011 and January 29, 2011, respectively. The change in the balance is mainly driven by depreciation.
10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	April 30, 2011	January 29, 2011
Deferred lease credits	$555,451	$544,223
Amortized deferred lease credits	(321,205)	(310,066)

Total deferred lease credits, net	$234,246	$234,157

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended April 30, 2011. The effective tax rate for continuing operations for the thirteen weeks ended April 30, 2011 was a 35.6% expense as compared to a 39.5% benefit for the Fiscal 2010 comparable period. The tax rate for thirteen weeks ended April 30, 2011 benefited from foreign operations with a lower effective tax rate. The tax benefit associated with the loss from continuing operations during the thirteen weeks ended May 1, 2010 was favorably impacted by a net reduction in reserves resulting from the settlement of tax audits and the net release of valuation allowances.
Cash payments of income taxes made during the thirteen weeks ended April 30, 2011 and May 1, 2010 were approximately $67.3 million and $3.6 million, respectively.
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

The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the defined Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The facility fees payable under the Amended Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings before interest, taxes, depreciation, amortization and rent with the further adjustments discussed below (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.25% to 0.625% per annum based on the Leverage Ratio for the most recent determination date. The Amended Credit Agreement did not have a utilization fee as of April 30, 2011. The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also required that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at April 30, 2011. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement amended the definition of Consolidated EBITDAR to add back the following items, among others: (a) recognized losses arising from investments in certain ARS to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four-consecutive-fiscal-quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four-consecutive-fiscal-quarter period. The Company was in compliance with the applicable ratio requirements and other covenants at April 30, 2011.
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
The Amended Credit Agreement will mature on April 12, 2013. There were no trade letters of credit outstanding at April 30, 2011 and January 29, 2011. Stand-by letters of credit outstanding on April 30, 2011 and January 29, 2011 were immaterial.
The Company had $44.3 million and $43.8 million outstanding under the Amended Credit Agreement as of April 30, 2011, and January 29, 2011, respectively. The amounts outstanding under the Amended Credit Agreement as of April 30, 2011 and January 29, 2011 were denominated in Japanese Yen. As of April 30, 2011 and January 29, 2011, the Company also had $25.6 million and $24.8 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.

As of April 30, 2011, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $2.2 million and $1.9 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The average interest rate for the long-term debt recorded under the Amended Credit Agreement was 2.5% for the thirteen weeks ended April 30, 2011.
On March 6, 2009, the Company entered a secured, uncommitted demand line of credit (the “UBS Credit Line”). The amount available under the UBS Credit Line was subject to adjustment from time-to-time based on the market value of the Company’s UBS ARS as determined by UBS. As a result of UBS acquiring the remaining UBS ARS originally purchased by the Company through UBS and described further in Note 6, “Investments,” the UBS Credit Line was terminated during Fiscal 2010.
13. DERIVATIVES
The Company enters into derivative instruments for non-trading purposes in order to manage the foreign exchange risk associated with certain foreign currency-denominated monetary assets and liabilities and forecasted transactions.
All derivative instruments are recorded at fair value in the Statement of Financial Position as either other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as a hedge and qualifies for hedge accounting treatment.
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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of April 30, 2011, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of April 30, 2011 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.
As of April 30, 2011, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge a portion of forecasted foreign-currency-denominated inter-company inventory sales and the resulting settlement of the foreign-currency-denominated inter-company accounts receivable:

Currency	Notional Amount(1)
Canadian Dollar	$14,099
British Pound	$40,391
Euro	$29,914

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of April 30, 2011
The Company also uses foreign exchange forward contracts to hedge certain foreign currency denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables, payables, and debt. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these hedges because there are no differences in the timing of gain or loss recognition on the hedging instrument and the hedged item.
As of April 30, 2011, the Company had the following outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Currency	Notional Amount(1)
Euro	$7,224
Japanese Yen	$8,540

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of April 30, 2011
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of April 30, 2011 and January 29, 2011 were as follows:

	Asset Derivatives				Liability Derivatives
	Balance Sheet	April 30,	January 29,	Balance Sheet	April 30,	January 29,
(in thousands)	Location	2011	2011	Location	2011	2011
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$—	$727	Other Liabilities	$4,681	$763

Derivates Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$—	$—	Other Liabilities	$594	$380

Total	Other Current Assets	$—	$727	Other Liabilities	$5,275	$1,143

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen weeks ended April 30, 2011 and May 1, 2010 on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

		Thirteen Weeks Ended
		April 30, 2011	May 1, 2010
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)

Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income, Net	$(740)	$—

						Location of (Loss)	Amount of (Loss)
	Amount of Gain		Location of Gain	Amount of Gain		Recognized in	Recognized in
	(Loss)		(Loss)	(Loss)		Earnings on	Earnings on
	Recognized in		Reclassified from	Reclassified from		Derivative	Derivative
	OCI on		Accumulated	Accumulated		(Ineffective	(Ineffective
	Derivative		OCI into	OCI into		Portion and	Portion and
	Contracts		Earnings	Earnings		Amount Excluded	Amount Excluded
	(Effective		(Effective	(Effective		from Effectiveness	from Effectiveness
	Portion)		Portion)	Portion)		Testing)	Testing)
	(a)			(b)			(c)
Thirteen Weeks Ended
	April 30,	May 1,		April 30,	May 1,		April 30,	May 1,
(in thousands)	2011	2010		2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(5,297)	$1,094	Cost of Goods Sold	$(143)	$(856)	Other Operating Income, Net	$(73)	$(135)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.
14. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 30, 2011 and May 1, 2010. Net income for the thirteen weeks ended April 30, 2011, included net income per diluted share of $0.01 from discontinued operations related to the settlement of outstanding lease obligations. Results from discontinued operations for the thirteen weeks ended May 1, 2010, were immaterial.
Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward from January 29, 2011 of the liabilities recognized on the Consolidated Balance Sheet as of April 30, 2011 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirteen Weeks Ended
April 30, 2011
Beginning Balance	$17.2
Interest Accretion / Other, Net(1)	(1.3)
Cash Payments	(15.0)

Ending Balance(2)	$0.9

(1)	Other includes an accrual adjustment related to the settlement of outstanding lease obligations.

(2)	Ending balance reflects the net present value of obligations due under signed lease termination agreements. As of April 30, 2011, the entire amount is recorded as a current liability in Accrued Expenses on the Consolidated Balance Sheet.

15. CONTINGENCIES
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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class. On April 7, 2011, the trial court granted defendants’ motion and decertified the putative class. The parties are continuing to litigate the claims of the individual plaintiffs.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California. He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants have denied the material allegations of plaintiffs’ complaints throughout the litigation and have asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the trial court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties are continuing to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of April 30, 2011 and the related consolidated statements of operations and comprehensive income (loss) for each of the thirteen-week periods ended April 30, 2011 and May 1, 2010 and the consolidated statements of cash flows for the thirteen-week periods ended April 30, 2011 and May 1, 2010. These interim financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 29, 2011, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/PricewaterhouseCoopers LLP
Columbus, Ohio
June 8, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2011” represent the 52-week fiscal year that will end on January 28, 2012, and to “Fiscal 2010” represent the 52-week fiscal year that ended January 29, 2011.
The Company is a specialty retailer that operates stores and direct-to-consumer operations selling casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
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
RESULTS OF OPERATIONS
During the first quarter of Fiscal 2011, net sales increased 22% to $836.7 million from $687.8 million for the first quarter of Fiscal 2010. Operating income was $38.7 million for the first quarter of Fiscal 2011 compared to a loss of $18.7 million for the first quarter of Fiscal 2010. The Company had net income of $25.1 million for the first quarter of Fiscal 2011 compared to a net loss of $11.8 million for the first quarter of Fiscal 2010. Net income per diluted share was $0.28 for the first quarter of Fiscal 2011 compared to net loss per basic and diluted share of $0.13 for the first quarter of Fiscal 2010. Fiscal 2011 first quarter net income per diluted share included a benefit of $0.01 per diluted share from discontinued operations. Results from discontinued operations were immaterial for the first quarter of Fiscal 2010.
Total inventory, at cost, was $358.4 million as of April 30, 2011, compared to $316.4 million as of May 1, 2010, a 13% increase. The increase in inventory was attributable to higher sales levels, but at a rate lower than the sales trend.
Net cash used for operating activities was $8.8 million for the thirteen weeks ended April 30, 2011. The Company also used cash of $51.5 million for capital expenditures, $15.3 million for dividends, and $25.5 million to repurchase 0.4 million shares of A&F’s Common Stock during the thirteen weeks ended April 30, 2011. As of April 30, 2011, the Company had $741.8 million in cash and equivalents, borrowings under the credit agreement of $44.3 million and outstanding letters of credit of $0.1 million, compared to $590.5 million in cash and equivalents, borrowings under the credit agreement of $49.0 million and outstanding letters of credit of $45.6 million as of May 1, 2010. The decrease in letters of credit outstanding is related to an adjustment to vendor payment terms.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen-week periods ended April 30, 2011 and May 1, 2010, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
NET SALES	100.0%	100.0%

Cost of Goods Sold	35.0%	37.3%

GROSS PROFIT	65.0%	62.7%

Stores and Distribution Expense	47.7%	51.5%

Marketing, General and Administrative Expense	12.9%	14.0%

Other Operating Income, Net	(0.2)%	(0.1)%

OPERATING INCOME (LOSS)	4.6%	(2.7)%

Interest Expense, Net	0.1%	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	4.5%	(2.8)%

Tax Expense (Benefit) from Continuing Operations	1.6%	(1.1)%

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2.9%	(1.7)%

NET INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	0.1%	—

NET INCOME (LOSS)	3.0%	(1.7)%

Financial Summary
The following summarized financial and statistical data compare the thirteen weeks ended April 30, 2011 to the thirteen weeks ended May 1, 2010:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net sales by brand (millions)	$836.7	$687.8
Abercrombie & Fitch	$341.7	$303.7
abercrombie	$86.6	$78.7
Hollister	$394.6	$298.2
Gilly Hicks*	$13.8	$7.2

Increase in net sales from prior year	22%	14%
Abercrombie & Fitch	13%	15%
abercrombie	10%	14%
Hollister	32%	14%
Gilly Hicks	92%	31%

Increase (decrease) in comparable store sales**	10%	1%
Abercrombie & Fitch	8%	3%
abercrombie	11%	6%
Hollister	11%	(2)%

Increase in net sales from prior year	22%	14%
U.S.***	13%	5%
International ***	64%	102%
DTC (including S&H)	32%	41%

*	Net sales for the thirteen-week periods ended April 30, 2011 and May 1, 2010 reflect the activity of 19 and 16 stores, respectively. Other operational data was deemed immaterial for inclusion in the table.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

***	Includes DTC

CURRENT TRENDS AND OUTLOOK
During the first quarter of Fiscal 2011, we exceeded our internal objectives in terms of sales, operating income and net income per share, and did this while continuing to focus on the long-term drivers of the business. The results of the first quarter reflected broad strength by brand, by channel, and by region, and provided a solid start to achieving our goals for the year.
We have a long-term strategic objective to leverage the global power of our brands to build a highly profitable, sustainable global business. We have identified a number of growth vehicles that will support that objective over the next few years.
First, there is our Abercrombie international flagship strategy. In May, we opened an Abercrombie & Fitch flagship store in Paris, and we expect to open four additional international Abercrombie & Fitch flagship locations in Fiscal 2011, which will bring us to a total of ten locations by the end of the fiscal year. The additional four international flagship locations will be in Madrid, Dusseldorf, Brussels and Singapore. The Company expects to open up to 10 additional Abercrombie & Fitch flagship locations in Fiscal 2012.
Second, we continue to expect to open up to 40 international mall-based Hollister stores during Fiscal 2011, primarily in the latter part of the year. The majority of the stores will be opened in Europe and the total includes our first stores in mainland China and Hong Kong. The Company also anticipates an equal or greater number of Hollister international store openings in 2012.
Third, recognizing the profitable growth potential of the direct-to-consumer business, we have a number of initiatives that we are working on to drive the business and increase the share of our business mix it represents. One of the initiatives currently in process is the redesign and relaunch of our web sites. In addition, we expect the direct-to-consumer business to benefit from our growing international presence.
Fourth, improving average U.S. store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores. The Company is targeting to return to 90% or greater of 2007 U.S. store productivity levels by 2012. In addition, the Company continues to expect to close approximately 50 U.S. stores during Fiscal 2011, predominantly at the end of the year through natural lease expirations.
Finally, we believe that Gilly Hicks has significant potential as an additional long-term growth vehicle.
We will continue to seek to maintain tight control over expenses and find additional efficiencies, an example of which is the current consolidation of our two domestic distribution centers. The consolidation is expected to be completed by mid-Fiscal 2012 and is expected to facilitate the sale of the second distribution center and result in reduced operational costs.
Specific to Fiscal 2011, we continue to expect margin pressure in the second quarter as a result of year over year erosion in the gross margin rate, and significantly less expense leverage than in the first quarter. The decrease in expense leverage includes higher pre-opening store costs, direct-to-consumer investments, increased incentive and equity compensation, additional depreciation due to the distribution center consolidation, and a timing shift in marketing expense.
From a margin standpoint, the greatest challenge the Company faces remains the impact of increases in raw material costs, particularly cotton, and other input costs. Beyond the second quarter, the Company expects that these increases will result in erosion of the gross margin rate for the second half of the year.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2011 were $836.7 million, an increase of 22% from net sales of $687.8 million during the first quarter of Fiscal 2010. The net sales increase was attributable to a 10% increase in total comparable store sales, a 32% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency on sales for each of the thirteen weeks ended April 30, 2011 and May 1, 2010 was a benefit of approximately 1% of sales. Including direct-to-consumer sales, U.S. sales increased 13% to $641.0 million and international sales increased 64% to $195.7 million.
Comparable store sales by brand for the first quarter of Fiscal 2011 were as follows: Abercrombie & Fitch increased 8%, with both women’s and men’s increasing by a high single digit. abercrombie kids increased 11%, with girls increasing by a high single digit and guys increasing by a low teen. Hollister increased 11%, with bettys increasing by a high double digit and dudes increasing by a low double digit.
On a comparable store sales basis, Europe was the strongest performing region while Canada, and more significantly Japan, had negative comparative store sales. U.S. comparable store sales were approximately in-line with overall Company results.
Direct-to-consumer net merchandise sales for the first quarter of Fiscal 2011 were $92.4 million, an increase of 34% from Fiscal 2010 first quarter direct-to-consumer net merchandise sales of $68.8 million. Shipping and handling revenue for the corresponding periods was $13.4 million in Fiscal 2011 and $11.3 million in Fiscal 2010. The direct-to-consumer business, including shipping and handling revenue, accounted for 12.6% of total net sales in the first quarter of Fiscal 2011 compared to 11.6% in the first quarter of Fiscal 2010.
For the first quarter of Fiscal 2011, across all brands, both the feminine and masculine categories’ comp sales were approximately in line with the total Company trend. From a merchandise classification standpoint, for the male business, knit tops, woven shirts and fleece were stronger performing categories; while polos, jeans and graphics were the weaker performing categories. In the female business, shirts, knit tops, and sweaters were stronger performing categories; while graphics and jeans were weaker performing categories.
Gross Profit
Gross profit for the first quarter of Fiscal 2011 was $543.7 million compared to $431.4 million for the comparable period in Fiscal 2010. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2011 was 65.0%, up 230 basis points from the first quarter of Fiscal 2010 rate of 62.7%.
The increase in the gross profit rate for the first quarter of Fiscal 2011 was primarily driven by a lower average unit cost, favorable international mix, including foreign currency impact, and benefits from other gross margin items, such as freight rates, largely due to the mix of air versus ocean transportation.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2011 was $399.1 million compared to $354.4 million for the comparable period in Fiscal 2010. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2011 was 47.7% compared to 51.5% in the first quarter of Fiscal 2010.
The decrease in the stores and distribution expense rate for the first quarter of Fiscal 2011 was primarily driven by leveraging store occupancy costs and payroll against higher net sales.

Total direct-to-consumer expense included in stores and distribution expense was $17.6 million for the first quarter of Fiscal 2011 compared to $12.8 million for the comparable period in Fiscal 2010.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2011 was $107.7 million compared to $96.6 million during the same period in Fiscal 2010, an 11% increase. For the first quarter of Fiscal 2011, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.9% compared to 14.0% for the first quarter of Fiscal 2010.
The increase in the amount of marketing, general and administrative expense for the first quarter of Fiscal 2011 was primarily due to increases in compensation and benefits, including incentive and equity compensation, and marketing and other expenses.
Other Operating Income, Net
First quarter other operating income, net for Fiscal 2011 was $1.8 million compared to $0.9 million for the first quarter of Fiscal 2010.
The increase in other operating income, net, for Fiscal 2011 was related to foreign currency gains, primarily on intercompany transactions, compared to foreign currency losses in the comparable period for Fiscal 2010.
Interest Expense, Net and Tax Expense (Benefit) from Continuing Operations
First quarter interest expense was $2.2 million in Fiscal 2011, offset by interest income of $1.2 million, compared to interest expense of $1.9 million, offset by interest income of $1.1 million in the first quarter of Fiscal 2010. The increase in interest expense was due to the increase in imputed interest related to certain store lease transactions, partially offset by lower letter of credit fees.
The effective tax rate from continuing operations for the thirteen weeks ended April 30, 2011 was a 35.6% expense compared to a benefit of 39.5% for the Fiscal 2010 comparable period. The tax rate for the thirteen weeks ended April 30, 2011 benefited from foreign operations. The tax benefit associated with the loss from continuing operations during the first quarter of Fiscal 2010 was favorably impacted by a net reduction in reserves resulting from the settlement of tax audits and the net release of valuation allowances.
On a full-year basis, the Company expects the effective tax rate to be approximately 35%. The rate remains sensitive to the domestic/international profit mix.
Net Income from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results of RUEHL appear in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 30, 2011 and May 1, 2010. Net income from discontinued operations, net of tax, was $0.8 million for the thirteen weeks ended April 30, 2011 and was related to the settlement of outstanding lease obligations.
Refer to Note 14, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further discussion.

Net Income (Loss) and Net Income (Loss) per Share
Net income for the first quarter of Fiscal 2011 was $25.1 million compared to a net loss of $11.8 million for the first quarter of Fiscal 2010. Net income per diluted share for the first quarter of Fiscal 2011 was $0.28 compared to net loss per basic and diluted share of $0.13 for the same period of Fiscal 2010. Net income per diluted share for the first quarter of Fiscal 2011 included net income of $0.01 per diluted share from discontinued operations related to the settlement of outstanding lease obligations.
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
Credit Agreement
As of June 3, 2011, the Company had $320.6 million available (less outstanding letters of credit of $0.1 million) under its unsecured Amended Credit Agreement (as amended in June 2009). The Company had $44.3 million and $43.8 million outstanding under its Amended Credit Agreement on April 30, 2011 and January 29, 2011, respectively, denominated in Japanese Yen. The average interest rate for the thirteen weeks ended April 30, 2011 was 2.5%. The average interest rate for the thirteen weeks ended May 1, 2010 was 2.6%.
The Amended Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at April 30, 2011. The minimum Coverage Ratio varies over time based on the terms set forth in the Amended Credit Agreement. The Amended Credit Agreement provides an add back to Consolidated EBITDAR for the following items, among others: (a) recognized losses arising from investments in certain auction rate securities to the extent such losses do not exceed a defined level of impairments for those investments; (b) non-cash charges in an amount not to exceed $50 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (c) non-recurring cash charges in an aggregate amount not to exceed $61 million related to the closure of RUEHL branded stores and related direct-to-consumer operations; (d) additional non-recurring non-cash charges in an amount not to exceed $20 million in the aggregate over the trailing four-consecutive-fiscal-quarter period; and (e) other non-recurring cash charges in an amount not to exceed $10 million in the aggregate over the trailing four-consecutive-fiscal-quarter periods. The Company was in compliance with the applicable ratio requirements and other covenants at April 30, 2011.

The Amended Credit Agreement is described in Note 12, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.
Stand-by letters of credit outstanding on April 30, 2011 and January 29, 2011 were immaterial.
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
Operating Activities
Net cash used for operating activities was $8.8 million for the thirteen weeks ended April 30, 2011 compared to $36.2 million for thirteen weeks ended May 1, 2010. The reduction in cash used for operating activities was primarily driven by the increase in net income and a decrease in inventory due to the timing of receipts which fluctuates on a seasonal basis, partially off-set by an increase in taxes payable due to the timing of payments.
Investing Activities
Cash outflows from investing activities for the thirteen weeks ended April 30, 2011 and May 1, 2010 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were higher in Fiscal 2011 than in Fiscal 2010, due to an increase in the number of international retail locations, as well as IT and Home Office infrastructure projects.
Financing Activities
For the thirteen weeks ended April 30, 2011, financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and the receipt of proceeds associated with the exercise of share-based compensation awards. For the thirteen weeks ended May 1, 2010, financing activities consisted mainly of the payment of dividends.
During the thirteen weeks ended April 30, 2011, A&F repurchased approximately 0.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $25.5 million. A&F did not repurchase any shares of A&F’s Common Stock in the open market during the thirteen weeks ended May 1, 2010. The Fiscal 2011 repurchases were pursuant to the A&F Board of Directors’ November 20, 2007 authorization.
As of April 30, 2011, A&F had approximately 9.3 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including as a result of acquiring inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as capital expenditures and quarterly dividend payments to stockholders subject to A&F Board of Directors approval. Subject to the availability of cash and suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with cash generated from operations. The Company also has availability under the Amended Credit Facility as a source of additional funding.

Off-Balance Sheet Arrangements
As of April 30, 2011, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of letters of credit outstanding, operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended April 30, 2011, changes to the contractual obligations from those as of January 29, 2011 included the payment of $15.0 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of April 30, 2011, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

First Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 29, 2011	325	185	540	19	1,069

New	—	—	2	—	2
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	—	—	—	—	—

April 30, 2011	325	185	542	19	1,071

Gross Square Feet (thousands)

January 29, 2011	2,955	879	3,739	183	7,756

New	—	—	16		16
Remodels/Conversions (net activity)	(3)	—	—	—	(3)
Closed	—	—	—	—	—

April 30, 2011	2,952	879	3,755	183	7,769

Average Store Size	9,083	4,751	6,929	9,632	7,254

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 30, 2010	346	209	525	16	1,096

New	2	1	4	—	7
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	(1)	(1)	(1)	—	(3)

May 1, 2010	347	209	528	16	1,100

Gross Square Feet (thousands)

January 30, 2010	3,110	979	3,597	161	7,847

New	13	13	29	—	55
Remodels/Conversions (net activity)	(4)	—	(4)	—	(8)
Closed	(8)	(4)	(7)	—	(19)

May 1, 2010	3,111	988	3,615	161	7,875

Average Store Size	8,965	4,727	6,847	10,063	7,159

CAPITAL EXPENDITURES
Since the beginning of the first quarter of Fiscal 2011, the Company opened three Hollister stores, as well as its Abercrombie & Fitch flagship store in Paris in May. During the remainder of Fiscal 2011, the Company continues to expect to open four additional international Abercrombie & Fitch flagship locations, as well as a total of up to 40 international mall-based Hollister stores, primarily in the latter part of the year. The majority of the stores will be opened in Europe and the total includes our first stores in mainland China and Hong Kong. The Company also continues to expect to close approximately 50 domestic stores during Fiscal 2011, primarily at the end of the year through natural lease expirations. The Company expects total capital expenditures for 2011 to be approximately $350 million, predominately related to new stores, store refreshes, and remodels.
Capital expenditures totaled $51.5 million and $19.2 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	April 30, 2011	May 1, 2010
New Store Construction, Store Refreshes and Remodels	$35.9	$14.0
Home Office, Distribution Centers and Information Technology	15.6	5.2

Total Capital Expenditures	$51.5	$19.2

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.
Costs associated with exit or disposal activities are recorded when the liability is incurred. As of April 30, 2011, the Company expected to make gross cash payments of approximately $15.9 million in Fiscal 2011, related primarily to the final lease termination agreements associated with the closure of RUEHL branded stores. $15.0 million of the $15.9 million was paid during the thirteen weeks ended April 30, 2011.
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

The Company’s significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

Policy	Effect if Actual Results Differ from Assumptions
Revenue Recognition

The Company recognizes retail sales at the time the customer takes possession of the merchandise. The Company reserves for sales returns through estimates based on historical experience and various other assumptions that management believes to be reasonable. The value of point of sale coupons that result in a reduction of the price paid by the customer is recorded as a reduction of sales.
The Company has not made any material changes in the accounting methodology used to determine the sales return reserve and revenue recognition for gift cards over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

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
A 10% change in the sales return reserve as of April 30, 2011 would have affected pre-tax income by approximately $1.2 million.

A 10% change in the assumption of the redemption pattern for gift cards as of April 30, 2011 would have been immaterial to pre-tax income.

Auction Rate Securities (“ARS”)

As a result of the market failure and lack of liquidity in the current ARS market, the Company measures the fair value of its ARS primarily using a discounted cash flow model as well as a comparison to similar securities in the market. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term.
The Company has not made any material changes in the accounting methodology used to determine the fair value of the ARS.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value,” being equal, a 50 basis point increase in the market required rate of return will yield approximately a 15% increase in impairment and a 50 basis point decrease in the market required rate of return will yield approximately a 15% decrease in impairment.

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
The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $3.9 million for the first quarter of Fiscal 2011.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for the first quarter of Fiscal 2011.

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
The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the thirteen weeks ended April 30, 2011. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the thirteen weeks ended April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

During the first quarter of Fiscal 2011, the Company granted stock appreciation rights covering an aggregate of 1,961,408 shares and no stock options. A 10% increase in the expected term would yield a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in stock price volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the first quarter of Fiscal 2011.

Policy	Effect if Actual Results Differ from Assumptions
Supplemental Executive Retirement Plan

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan to provide additional retirement income to its Chairman and Chief Executive Officer. Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation (base salary and actual annual cash incentive compensation) averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement.
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of April 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s final average compensation, life expectancy and discount rate.	A 10% increase in final average compensation as of April 30, 2011 would increase the SERP accrual by approximately $1.4 million. A 50 basis point increase in the discount rate as of April 30, 2011 would decrease the SERP accrual by an immaterial amount.

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
The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2011 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	changes in economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, could have a material adverse effect on our business, results of operations and liquidity;
•	if we are unable to anticipate, identify and respond to changing fashion trends and consumer preferences in a timely manner, and manage our inventory commensurate with customer demand, our sales levels and profitability may decline;
•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;
•	equity-based compensation awarded under the employment agreement with our Chief Executive Officer could adversely impact our cash flows, financial position or results of operations and could have a dilutive effect on our outstanding Common Stock;
•	our growth strategy relies significantly on international expansion, which adds complexity to our operations and may strain our resources and adversely impact current store performance;
•	our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations;
•	our direct-to-consumer sales are subject to numerous risks that could adversely impact sales;
•	we have incurred, and may continue to incur, significant costs related to store closures;
•	the costs associated with our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;
•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;
•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable store sales will continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;
•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;
•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located;
•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;
•	our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results;
•	our failure to protect our reputation could have a material adverse effect on our brands;
•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;
•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;
•	we do not own or operate any manufacturing facilities and, therefore, depend upon independent third parties for the manufacture of all our merchandise;
•	our reliance on two distribution centers domestically and one third-party distribution center internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;
•	our reliance on third parties to deliver merchandise from our distribution centers to our stores and direct-to-consumer customers could result in disruptions to our business;
•	we may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues;
•	modifications and/or upgrades to our information technology systems may disrupt our operations;
•	our facilities, systems and stores as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and adversely affect our operating results;
•	our litigation exposure could exceed expectations, having a material adverse effect on our financial condition and results of operations;
•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;
•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;
•	our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and adversely impact our financial results;
•	reduced operating results and cash flows at the store level may cause us to incur impairment charges;
•	we are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply;
•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;
•	our unsecured credit agreement includes financial and other covenants that impose restrictions on our financial and business operations; and
•	our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions.
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
The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 32 years. The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of April 30, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$95,500	$(8,742)	$86,758
Auction rate securities — municipal authority bonds	19,975	(5,183)	14,792

Total available-for-sale securities	$115,475	$(13,925)	$101,550

As of April 30, 2011, approximately 73% of the Company’s ARS were “AAA” rated, approximately 12% of the Company’s ARS were “AA” rated, and approximately 15% of the Company’s ARS were “A-” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS, or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. The Company has not incurred any credit losses on available-for-sale ARS, and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue in the future.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of April 30, 2011, total assets held in the Rabbi Trust were $83.3 million, which included $11.8 million of municipal notes and bonds with maturities that ranged from eight months to two years, trust-owned life insurance policies with a cash surrender value of $71.0 million and $0.5 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen weeks ended April 30, 2011 and May 1, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million and $0.5 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

Interest Rate Risks
As of April 30, 2011, the Company had $44.3 million in long-term debt outstanding under the Amended Credit Agreement. This borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The Amended Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on a defined Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 2.5% for the thirteen weeks ended April 30, 2011. Additionally, as of April 30, 2011, the Company had $305.7 million available, less outstanding letters of credit, under its Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at April 30, 2011, if market interest rates average an increase of 100 basis points over the thirteen-week period ended April 30, 2011 compared to the interest rates incurred during the thirteen-week period ended April 30, 2011, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Amended Credit Agreement. This hypothetical increase in interest rate from the thirteen-week period April 30, 2011 may be different from the actual change in interest expense due to varying interest rate reset dates under the Company’s Amended Credit Agreement.
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
A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, Euros, Canadian Dollars, Japanese Yen, Danish Kroner, Swiss Francs and British Pounds. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2011. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class. On April 7, 2011, the trial court granted defendants’ motion and decertified the putative class. The parties are continuing to litigate the claims of the individual plaintiffs.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases.

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California. He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants have denied the material allegations of plaintiffs’ complaints throughout the litigation and have asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the trial court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties are continuing to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims.
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
The Company’s risk factors as of April 30, 2011 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the first quarter of Fiscal 2011.
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended April 30, 2011:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
January 30, 2011 through February 26, 2011	5,783	$57.04	—	9,765,200

February 27, 2011 through April 2, 2011	448,303	$57.16	341,500	9,423,700

April 3, 2011 through April 30, 2011	88,253	$67.70	87,300	9,336,400

Total	542,339	$58.87	428,800	9,336,400

(1)	An aggregate of 113,539 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended April 30, 2011 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted stock awards and upon the exercise of employee stock appreciation rights. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorization described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorization. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 30, 2011 and May 1, 2010; (ii) Consolidated Balance Sheets at April 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2011 and May 1, 2010; and (iv) Notes to Consolidated Financial Statements***

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

ABERCROMBIE & FITCH CO.

Date: June 8, 2011	By	/s/ JONATHAN E. RAMSDEN Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 30, 2011 and May 1, 2010; (ii) Consolidated Balance Sheets at April 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2011 and May 1, 2010; and (iv) Notes to Consolidated Financial Statements.***

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