Form 10-Q
period 2011-07-30
ABERCROMBIE & FITCH CO /DE/
filed 2011-09-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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
Registrant’s telephone number, including area code (614) 283-6500_
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).) ☑ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 2, 2011

$.01 Par Value	86,940,167 Shares

ABERCROMBIE & FITCH CO.

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations and Comprehensive Income Thirteen and Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010	3

Consolidated Balance Sheets July 30, 2011 and January 29, 2011	4

Consolidated Statements of Cash Flows Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	47

Part II. Other Information

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	52

Exhibit 3.2
Exhibit 4.3
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
NET SALES	$916,763	$745,798	$1,753,437	$1,433,602
Cost of Goods Sold	333,721	260,450	626,734	516,838

GROSS PROFIT	583,042	485,348	1,126,703	916,764
Stores and Distribution Expense	425,325	364,482	824,426	718,892
Marketing, General and Administrative Expense	109,999	95,206	217,650	191,838
Other Operating Expense (Income), Net	544	(1,900)	(1,292)	(2,814)

OPERATING INCOME	47,174	27,560	85,919	8,848
Interest Expense, Net	985	807	1,935	1,632

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	46,189	26,753	83,984	7,216
Tax Expense (Benefit) from Continuing Operations	14,158	7,274	27,608	(435)

NET INCOME FROM CONTINUING OPERATIONS	$32,031	$19,479	$56,376	$7,651

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$—	$796	$—

NET INCOME	$32,031	$19,479	$57,172	$7,651

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.37	$0.22	$0.65	$0.09

DILUTED	$0.35	$0.22	$0.62	$0.09

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$—	$0.01	$—

DILUTED	$—	$—	$0.01	$—

NET INCOME PER SHARE:
BASIC	$0.37	$0.22	$0.66	$0.09

DILUTED	$0.35	$0.22	$0.63	$0.09

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	87,267	88,220	87,274	88,157
DILUTED	90,353	89,386	90,397	89,561

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$(1,982)	$2,448	$16,504	$(2,235)
Gain on Marketable Securities, net of taxes of $(566) and $(2,128) for the thirteen-week periods ended July 30, 2011 and July 31, 2010, respectively, and $(957) and $(1,965) for the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively	965	3,624	1,630	3,346
Unrealized gain (loss) on derivative financial instruments, net of taxes of $(1,644) and $397 for the thirteen-week periods ended July 30, 2011 and July 31, 2010, respectively and $263 and $(324) for the twenty-six week periods ended July 30, 2011 and July 31, 2010	2,799	(676)	(447)	553

Other Comprehensive Income	$1,782	$5,396	$17,687	$1,664

COMPREHENSIVE INCOME	$33,813	$24,875	$74,859	$9,315

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	July 30, 2011	January 29, 2011
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$539,613	$826,353
Receivables	96,863	81,264
Inventories	516,128	385,857
Deferred Income Taxes	47,884	60,405
Other Current Assets	96,967	79,389

TOTAL CURRENT ASSETS	1,297,455	1,433,268

PROPERTY AND EQUIPMENT, NET	1,196,585	1,144,940

NON-CURRENT MARKETABLE SECURITIES	101,923	100,534

OTHER ASSETS	330,084	269,160

TOTAL ASSETS	$2,926,047	$2,947,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$221,004	$137,235
Accrued Expenses	300,648	306,587
Deferred Lease Credits	42,244	41,538
Income Taxes Payable	16,951	73,491

TOTAL CURRENT LIABILITIES	580,847	558,851

LONG-TERM LIABILITIES:
Deferred Income Taxes	23,519	33,515
Deferred Lease Credits	194,586	192,619
Long-Term Debt	26,288	68,566
Other Liabilities	213,937	203,567

TOTAL LONG-TERM LIABILITIES	458,330	498,267

STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 30, 2011 and January 29, 2011	1,033	1,033
Paid-In Capital	347,101	349,258
Retained Earnings	2,294,867	2,272,317
Accumulated Other Comprehensive Income (Loss), net of tax	11,171	(6,516)
Treasury Stock, at Average Cost — 16,334 and 16,054 shares at July 30, 2011 and January 29, 2011, respectively	(767,302)	(725,308)

TOTAL STOCKHOLDERS’ EQUITY	1,886,870	1,890,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,926,047	$2,947,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010

OPERATING ACTIVITIES:
Net Income	$57,172	$7,651

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	116,397	112,403
Loss on Disposal / Write-off of Assets	3,156	1,835
Amortization of Deferred Lease Credits	(21,609)	(23,173)
Share-Based Compensation	24,396	19,919
Tax Benefit (Deficiency) from Share-Based Compensation	2,939	(2,236)
Deferred Taxes	1,802	(12,784)
Lessor Construction Allowances	19,244	18,227
Non-Cash Charge for Asset Impairment	—	2,247
Changes in Assets and Liabilities:
Inventories	(129,142)	(169,453)
Accounts Payable and Accrued Expenses	38,682	33,628
Income Taxes	(56,488)	22,233
Other Assets and Liabilities	(57,110)	(49,361)

NET CASH USED FOR OPERATING ACTIVITIES	(561)	(38,864)

INVESTING ACTIVITIES:
Capital Expenditures	(133,022)	(59,754)
Purchase of Trust-Owned Life Insurance Policies	—	(11,583)
Proceeds from Sales of Marketable Securities	1,375	63,567
Other Investing	(19,757)	—

NET CASH USED FOR INVESTING ACTIVITIES	(151,404)	(7,770)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	25,066	494
Purchase of Treasury Stock	(89,868)	—
Repayments of Borrowings Under the Credit Agreement	(45,002)	—
Change in Outstanding Checks and Other	1,629	(6,302)
Dividends Paid	(30,633)	(30,836)

NET CASH USED FOR FINANCING ACTIVITIES	(138,808)	(36,644)

EFFECT OF EXCHANGE RATES ON CASH	4,033	(344)

NET DECREASE IN CASH AND EQUIVALENTS:	(286,740)	(83,622)
Cash and Equivalents, Beginning of Period	826,353	680,113

CASH AND EQUIVALENTS, END OF PERIOD	$539,613	596,491

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$22,997	13,512

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
The Consolidated Financial Statements as of July 30, 2011 and for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011. The January 29, 2011 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
The Consolidated Financial Statements as of July 30, 2011 and for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the consolidated financial statements.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands):	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
United States	$684,892	$612,588	$1,325,841	$1,181,379
Europe	182,432	88,452	334,864	168,099
Other	49,439	44,758	92,732	84,124

Total	$916,763	$745,798	$1,753,437	$1,433,602

Long-Lived Assets:

(in thousands):	July 30, 2011	January 29, 2011
United States	$914,393	$959,777
Europe	253,482	169,313
Other	151,054	127,741

Total	$1,318,929	$1,256,831

Long-lived assets in the table above include primarily property and equipment (net), store supplies and lease deposits.
3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.5 million and $24.4 million for the thirteen and twenty-six week periods ended July 30, 2011, respectively, and $10.4 million and $19.9 million for the thirteen and twenty-six week periods ended July 31, 2010, respectively. The Company also recognized $5.1 million and $9.2 million in tax benefits related to share-based compensation expense for the thirteen and twenty-six week periods ended July 30, 2011, respectively, and $3.8 million and $7.1 million for the thirteen and twenty-six week periods ended July 31, 2010, respectively.
The fair value of share-based compensation awards is recognized as compensation expense on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. If the tax deduction, which arises upon the vesting of restricted stock units or the exercise of stock options/stock appreciation rights, which is principally measured at the award’s intrinsic value, is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged first to additional paid-in capital, to the extent of the pool of “windfall tax benefits”, with any remainder recognized as tax expense. The amount of the Company’s pool of “windfall tax benefits” was approximately $83.8 million as of July 30, 2011, which is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the twenty-six weeks ended July 30, 2011 was an expense of $1.5 million. The effect of adjustments for forfeitures during the twenty-six weeks ended July 31, 2010 was income of $3.2 million.
Pursuant to an employment agreement, the Chairman and Chief Executive Officer (“CEO”) is eligible to receive “semi-annual grants,” as defined in the agreement. The semi-annual grants vest in equal annual installments over the four year period following the grant date, with the condition that each award becomes fully vested no later than February 1, 2014, except for the final semi-annual grant, which will become fully vested on the date of the grant.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of July 30, 2011, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
In the event, at any reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the 2005 Long-Term Incentive Plan (the “2005 LTIP”) and the Amended and Restated 2007 Long-Term Incentive Plan (the “Amended and Restated 2007 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards.
Plans
As of July 30, 2011, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the Amended and Restated 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The Amended and Restated 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards of up to 2.0 million underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards of up to 250,000 underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the CEO) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non- associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest over one year for non-associate directors of A&F. Awards for Michael S. Jeffries have a vesting period defined as the shorter of four years or the award date through the end of the employment agreement. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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
Stock Options
The Company did not grant any stock options during the twenty-six weeks ended July 30, 2011 or July 31, 2010.
Below is a summary of stock option activity for the twenty-six weeks ended July 30, 2011:

		Weighted-		Weighted-Average
	Number of	Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	2,316,648	$39.51
Granted	—	—
Exercised	(776,328)	32.22
Forfeited or cancelled	(19,600)	42.31

Outstanding at July 30, 2011	1,520,720	$43.20	$47,009,327	2.8

Stock options exercisable at July 30, 2011	1,427,670	$42.20	$45,328,427	2.5

Stock options expected to become exercisable in the future as of July 30, 2011	88,757	$58.46	$1,602,972	6.9

The total intrinsic value of stock options exercised during the twenty-six weeks ended July 30, 2011 was $27.0 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended July 31, 2010 was immaterial.

The grant date fair value of stock options vested during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $2.3 million and $3.7 million, respectively.
As of July 30, 2011, there was $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.4 years.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the twenty-six weeks ended July 30, 2011 and July 31, 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	Chairman and Chief Executive
	Officer		Other Executive Officers		All Other Associates
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Grant date market price	$54.87	$44.86	$54.87	$44.86	$54.87	$44.86
Exercise price	$54.87	$44.86	$54.87	$44.86	$54.87	$44.86
Fair value	$22.09	$16.96	$22.29	$16.99	$21.86	$16.68
Assumptions:
Price volatility	53%	50%	53%	51%	55%	52%
Expected term (Years)	4.6	4.7	4.7	4.5	4.1	4.1
Risk-free interest rate	1.9%	2.3%	2.0%	2.3%	1.7%	2.1%
Dividend yield	1.6%	2.1%	1.6%	2.1%	1.6%	2.1%
Below is a summary of stock appreciation rights activity for the twenty-six weeks ended July 30, 2011:

				Weighted-Average
	Number of	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	7,136,189	$34.08
Granted:
Chairman and Chief Executive Officer	1,590,908	54.87
Other Executive Officers	217,000	54.87
All Other Associates	153,500	54.87
Exercised	(278,800)	33.02
Forfeited or cancelled	(50,750)	40.56

Outstanding at July 30, 2011	8,768,047	$38.72	$301,595,096	5.6

Stock appreciation rights exercisable at July 30, 2011	595,640	$38.23	$20,784,081	6.0

Stock appreciation rights expected to become exercisable in the future as of July 30, 2011	8,053,097	$38.68	$277,351,867	5.6

The total intrinsic value of stock appreciation rights exercised during the twenty-six weeks ended July 30, 2011 was $10.7 million and was immaterial for the twenty-six weeks ended July 31, 2010.
The grant date fair value of stock appreciation rights vested during the twenty-six weeks ended July 30, 2011 was $20.4 million.
As of July 30, 2011, there was $81.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the twenty-six weeks ended July 30, 2011:

		Weighted-Average
		Grant Date Fair
Restricted Stock Units	Number of Shares	Value
Non-vested at January 29, 2011	1,147,754	$49.59
Granted	550,000	54.24
Vested	(353,817)	58.66
Forfeited	(73,233)	42.59

Non-vested at July 30, 2011	1,270,704	$49.45

The total fair value of restricted stock units granted during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $29.8 million and $16.6 million, respectively.
The total grant date fair value of restricted stock units and restricted shares vested during the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $20.8 million and $21.1 million, respectively.
As of July 30, 2011, there was $45.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.
4. NET INCOME PER SHARE
Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
Shares of Common Stock issued	103,300		103,300		103,300		103,300
Treasury shares	(16,033)		(15,080)		(16,026)		(15,143)

Weighted-Average — Basic Shares	87,267		88,220		87,274		88,157

Dilutive effect of stock options, stock appreciation rights and restricted stock units	3,086		1,166		3,123		1,404

Weighted-Average — Diluted Shares	90,353		89,386		90,397		89,561

Anti-Dilutive Shares	2,394	(1)	5,871	(1)	2,004	(1)	4,812	(1)

(1)	Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	July 30, 2011	January 29, 2011
Cash and equivalents:
Cash	$378,633	$300,624
Cash equivalents	160,980	525,729

Total cash and equivalents	$539,613	$826,353

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $30.9 million on July 30, 2011 and $26.3 million on January 29, 2011. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.
6. INVESTMENTS
Investments consisted of (in thousands):

	July 30, 2011	January 29, 2011
Marketable securities — Non-Current:

Available-for-sale securities:
Auction rate securities — student loan backed	$86,318	$85,732
Auction rate securities — municipal authority bonds	15,605	14,802

Total available-for-sale securities	101,923	100,534

Rabbi Trust assets: (1)
Money market funds	634	343
Municipal notes and bonds	11,690	11,870
Trust-owned life insurance policies (at cash surrender value)	71,736	70,288

Total Rabbi Trust assets	84,060	82,501

Total Investments	$185,983	$183,035

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At July 30, 2011, the Company’s investment grade auction rate securities (“ARS”) consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 17 to 32 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.
The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of July 30, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$94,250	$(7,932)	$86,318
Auction rate securities — municipal authority bonds	19,975	(4,370)	15,605

Total available-for-sale securities	$114,225	$(12,302)	$101,923

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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million and $0.6 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and realized gains of $1.4 million and $1.1 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of July 30, 2011
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds(1)	$161,614	$—	$—	$161,614
ARS — available-for-sale — student loan backed	—	—	86,318	86,318
ARS — available-for-sale — municipal authority bonds	—	—	15,605	15,605
Municipal notes and bonds held in the Rabbi Trust	11,690	—	—	11,690
Derivative financial instruments	—	819	—	819

Total assets measured at fair value	$173,304	$819	$101,923	$276,046

LIABILITIES:
Derivative financial instruments	—	1,863	—	1,863

Total liabilities measured at fair value	$—	$1,863	$—	$1,863

(1)	Includes $161.0 million of money market funds included in Cash and Equivalents and $0.6 million of money market funds held in the Rabbi Trust included in Other Assets on the Consolidated Balance Sheet.
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
As of July 30, 2011, approximately 45% of the Company’s ARS were “AAA” rated, approximately 20% were “AA” rated, and approximately 35% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 29, 2011 to July 30, 2011. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Available-for-sale
	ARS - Student	Available-for-sale
(in thousands)	Loans	ARS - Muni Bonds	Total
Fair value, January 29, 2011	$85,732	$14,802	$100,534
Redemptions	(1,375)		(1,375)
Gains and (losses), net:
Reported in Other Comprehensive Income	1,961	803	2,764

Fair value, July 30, 2011	$86,318	$15,605	$101,923

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through the current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future permanent markdowns necessary to sell through any remaining carryover inventory from the season then ending. The valuation reserve was $17.4 million, $24.4 million and $20.6 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $9.1 million, $7.6 million and $7.9 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.
The inventory balance, net of the above mentioned reserves, was $516.1 million, $385.9 million and $480.1 million at July 30, 2011, January 29, 2011 and July 31, 2010, respectively.
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	July 30, 2011	January 29, 2011
Property and equipment, at cost	$2,607,711	$2,451,414
Accumulated depreciation and amortization	(1,411,126)	(1,306,474)

Property and equipment, net	$1,196,585	$1,144,940

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
Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. Included in property and equipment, net, are store-related assets previously impaired and measured at fair value of $11.9 million and $14.6 million, net of accumulated depreciation, as of July 30, 2011 and January 29, 2011, respectively.
10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	July 30, 2011	January 29, 2011
Deferred lease credits	$567,405	$544,223
Amortized deferred lease credits	(330,575)	(310,066)

Total deferred lease credits, net	$236,830	$234,157

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended July 30, 2011. The effective tax rate for continuing operations for the thirteen weeks ended July 30, 2011 was an expense of 30.7% as compared to an expense of 27.2% for the Fiscal 2010 comparable period. The effective tax rate for continuing operations for the twenty-six weeks ended July 30, 2011 was an expense of 33.0% compared to a benefit of 6.0% for the twenty-six weeks ended July 31, 2010. The second quarter 2010 rate was favorably impacted by the provision-to-return adjustments for certain jurisdictions and the resolution of tax controversies including the Company’s Advanced Pricing Agreement negotiation that was before the U.S. Competent Authority.
Cash payments of income taxes made during the thirteen weeks ended July 30, 2011 and July 31, 2010 were approximately $34.3 million and $14.3 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended July 30, 2011 and July 31, 2010 were approximately $101.6 million and $17.9 million respectively.
12. LONG-TERM DEBT
On July 28, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. This Amended and Restated Credit Agreement serves to amend and restate in its entirety the syndicated unsecured credit agreement dated April 15, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into this agreement are to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.

The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at July 30, 2011. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the Leverage Ratio.
The terms of the Amended and Restated Credit Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, undischarged material judgments, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default, the lenders will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company, and declare any then outstanding loans due and payable immediately.
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at July 30, 2011 and January 29, 2011. Stand-by letters of credit outstanding, under either the Amended and Restated Credit Agreement or Prior Credit Agreement as applicable, on July 30, 2011 and January 29, 2011 were immaterial.
As of July 30, 2011 the Company did not have any borrowing under the Amended and Restated Credit Agreement and had $43.8 million outstanding under the Prior Credit Agreement as of January 29, 2011. The amounts outstanding under the Prior Credit Agreement were denominated in Japanese Yen and were fully repaid during the thirteen weeks ended July 30, 2011.
As of July 30, 2011 and January 29, 2011, the Company also had $26.3 million and $24.8 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.
As of July 30, 2011, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $2.2 million and $1.9 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and $4.4 million and $3.8 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The average interest rate for the long-term debt recorded under the Prior Credit Agreement was 2.2% and 2.4% for the thirteen and twenty-six weeks ended July 30, 2011, respectively.
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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of July 30, 2011, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of July 30, 2011 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.
As of July 30, 2011, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Canadian Dollar	$15,998
British Pound	$42,984
Euro	$48,614

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of July 30, 2011.

The Company also uses foreign exchange forward contracts to hedge certain foreign currency denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables, payables, and debt. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instrument and the hedged item.
As of July 30, 2011, the Company had the following outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$8,586
Japanese Yen	$7,449

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of July 30, 2011.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of July 30, 2011 and January 29, 2011 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	July 30, 2011	January 29, 2011	Location	July 30, 2011	January 29, 2011
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$819	$727	Other Liabilities	$1,496	$763

Derivates Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$—	$—	Other Liabilities	$367	$380

Total	Other Current Assets	$819	$727	Other Liabilities	$1,863	$1,143

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 on the Consolidated Statements of Operations and Comprehensive Income are as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Expense (Income), Net	$(209)	$—	(949)	$—

Location of
Gain (Loss)
			Location of			Recognized in
			Gain (Loss)			Earnings on
			Reclassified			Derivative Contracts
			from			(Ineffective
			Accumulated			Portion and	Amount of Gain (Loss)
	Amount of Gain (Loss)		OCI into	Amount of Gain (Loss)		Amount	Recognized in Earnings on
	Recognized in OCI on		Earnings	Reclassified from Accumulated		Excluded from	Derivative Contracts (Ineffective Portion
	Derivative Contracts (Effective		(Effective	OCI into Earnings (Effective		Effectiveness	and Amount Excluded from
	Portion)		Portion)	Portion)		Testing)	Effectiveness Testing)
	(a)			(b)			(c)
Thirteen Weeks Ended
(in thousands)	July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$3,195	$386	Cost of Goods Sold	$(1,248)	$1,459	Other Operating Expense (Income), Net	$(426)	$(7)

Twenty-Six Weeks Ended
(in thousands)	July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010		July 30, 2011	July 31, 2010
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(2,102)	$1,480	Cost of Goods Sold	$(1,392)	$603	Other Operating Expense (Income), Net	$(499)	$128

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.
14. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended July 30, 2011 and July 31, 2010. Net income for the twenty-six weeks ended July 30, 2011, included net income per diluted share of $0.01 from discontinued operations related to the settlement of outstanding lease obligations. Results from discontinued operations for the twenty-six weeks ended July 31, 2010, were immaterial.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward from January 29, 2011 of the liabilities recognized on the Consolidated Balance Sheet as of July 30, 2011 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Twenty-Six Weeks Ended
July 30, 2011
Beginning Balance	$17.2
Interest Accretion / Other, Net(1)	(1.3)
Cash Payments	(15.3)

Ending Balance(2)	$0.6

(1)	Other includes an accrual adjustment related to the settlement of outstanding lease obligations.

(2)	Ending balance reflects the net present value of obligations due under signed lease termination agreements. As of July 30, 2011, the entire amount is recorded as a current liability in Accrued Expenses on the Consolidated Balance Sheet.
15. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $0.9 million and $1.5 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, associated with the SERP. The Company recorded expense of $2.0 million and $1.9 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively, associated with the SERP.
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

17. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers; and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on January 31, 2010. The disclosure guidance adopted on January 31, 2010 did not have a material impact on our consolidated financial statements.
In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 28, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.
Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company’s fiscal year and interim periods beginning January 29, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 30, 2011 and the related consolidated statements of operations and comprehensive income for each of the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010 and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2011 and July 31, 2010. These interim financial statements are the responsibility of the Company’s management.
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
September 7, 2011

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
RESULTS OF OPERATIONS
During the second quarter of Fiscal 2011, net sales increased 23% to $916.8 million from $745.8 million for the second quarter of Fiscal 2010. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended July 30, 2011 was a benefit of approximately 1.6% of sales. The gross profit rate for the second quarter of Fiscal 2011 was 63.6% compared to 65.1% for the second quarter of Fiscal 2010. Operating income was $47.2 million for the second quarter of Fiscal 2011 compared to $27.6 million for the second quarter of Fiscal 2010. The Company had net income of $32.0 million for the second quarter of Fiscal 2011 compared to a net income of $19.5 million for the second quarter of Fiscal 2010. Net income per diluted share was $0.35 for the second quarter of Fiscal 2011 compared to $0.22 for the second quarter of Fiscal 2010. Net income for the second quarter of Fiscal 2010 included a charge of $0.02 per diluted share associated with store closures. Results from discontinued operations were immaterial for the thirteen weeks ended July 30, 2011 and July 31, 2010.
During the Fiscal 2011 year-to-date period, net sales increased 22% to $1.753 billion from $1.434 billion in Fiscal 2010. The impact of foreign currency on sales for the twenty-six weeks ended July 30, 2011 was a benefit of approximately 1.2% of sales. The gross profit rate for the Fiscal 2011 year-to-date period was 64.3% compared to 63.9% for the comparable year-to-date period for Fiscal 2010. Operating income was $85.9 million in the Fiscal 2011 year-to-date period, compared to $8.8 million in Fiscal 2010. The Company had net income of $57.2 million in the Fiscal 2011 year-to-date period compared to $7.7 million in Fiscal 2010. Net income per diluted share was $0.63 in the Fiscal 2011 year-to-date period compared to $0.09 in Fiscal 2010. Net income for the second quarter of Fiscal 2010 included a charge of $0.02 per diluted share associated with store closures. Fiscal 2011 year-to-date net income per share included a benefit of $0.01 per diluted share from discontinued operations. Results from discontinued operations were immaterial for the Fiscal 2010 year-to-date period.

Total inventory, at cost, was $516.1 million as of July 30, 2011, compared to $480.1 million as of July 31, 2010, an 8% increase. The increase in inventory was attributable to higher sales levels, but increased at a rate lower than the sales trend.
Net cash used for operating activities was $0.6 million for the twenty-six weeks ended July 30, 2011. In addition, the Company used cash of $133.0 million for capital expenditures, $43.8 million for the repayment of the outstanding balance under the credit agreement, $30.6 million for dividends, and $89.9 million to repurchase 1.4 million shares of A&F’s Common Stock during the twenty-six weeks ended July 30, 2011. As of July 30, 2011, the Company had $539.6 million in cash and equivalents, no borrowings under the credit agreement and immaterial outstanding letters of credit, compared to $596.5 million in cash and equivalents, borrowings under the credit agreement of $53.2 million and outstanding letters of credit of $24.4 million as of July 31, 2010. The decrease in letters of credit outstanding is related to an adjustment to vendor payment terms.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.
The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	36.4%	34.9%	35.7%	36.1%

GROSS PROFIT	63.6%	65.1%	64.3%	63.9%
Stores and Distribution Expense	46.4%	48.9%	47.0%	50.1%
Marketing, General and Administrative Expense	12.0%	12.8%	12.4%	13.4%
Other Operating Expense (Income), Net	0.1%	(0.3)%	(0.1)%	(0.2)%

OPERATING INCOME	5.1%	3.7%	4.9%	0.6%
Interest Expense, Net	0.1%	0.1%	0.1%	0.1%

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	5.0%	3.6%	4.8%	0.5%
Tax Expense (Benefit) from Continuing Operations	1.5%	1.0%	1.6%	0.0%

NET INCOME FROM CONTINUING OPERATIONS	3.5%	2.6%	3.2%	0.5%

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	—	—	0.0%	—

NET INCOME	3.5%	2.6%	3.3%	0.5%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 30, 2011 to the thirteen and twenty-six week periods ended July 31, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales by brand (millions)	$916.8	$745.8	$1,753.4	$1,433.6
Abercrombie & Fitch	$383.4	$335.6	$725.0	$639.3
abercrombie	$83.3	$79.1	$169.9	$157.8
Hollister	$434.2	$322.2	$828.7	$620.4
Gilly Hicks*	$15.9	$8.9	$29.8	$16.1

Increase in net sales from prior year	23%	17%	22%	16%
Abercrombie & Fitch	14%	18%	13%	16%
abercrombie	5%	11%	8%	12%
Hollister	35%	17%	34%	16%
Gilly Hicks	79%	44%	85%	38%

Increase in comparable store sales**	9%	5%	9%	3%
Abercrombie & Fitch	5%	8%	6%	6%
abercrombie	7%	3%	9%	4%
Hollister	12%	2%	12%	0%

Increase in net sales from prior year	23%	17%	22%	16%
U.S.***	12%	8%	12%	7%
International***	74%	85%	70%	93%
Direct-to-consumer sales (including shipping & handling)	28%	50%	30%	48%

*	Net sales for the thirteen and twenty-six week periods ended July 30, 2011, and July 31, 2011, reflect the activity of 19 and 16 stores, respectively. Other operational data was deemed immaterial for inclusion in the table.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

***	Includes direct-to-consumer sales.

CURRENT TRENDS AND OUTLOOK
During the second quarter of Fiscal 2011, we exceeded our internal objectives in terms of sales, operating income and net income per share, and did this while continuing to focus on the long-term drivers of the business.
We have a long-term strategic objective to leverage the global power of our brands to build a highly profitable, sustainable global business. Our second quarter marks the midpoint of the three-year “roadmap” we have previously set out. We have identified a number of growth vehicles that will support our strategic objective over the next few years and our focus remains on execution against our strategy and the key roadmap components. We believe maintaining a long-term outlook is even more critical today, given the uncertainty in the macro-economic environment.
First, we plan to continue opening Abercrombie & Fitch international flagship stores in key locations around the world. During the second quarter, we opened an Abercrombie & Fitch flagship store in Paris, and we expect to open four additional international Abercrombie & Fitch flagship locations in Fiscal 2011, which will bring us to a total of ten locations by the end of the fiscal year. The additional four international flagship locations will be in Madrid, Dusseldorf, Brussels and Singapore.
Second, we continue to expect to open up to 40 international mall-based Hollister stores during Fiscal 2011, of which six had opened as of the end of the second quarter. The majority of the stores will be opened in Europe and the total also includes our first stores in mainland China and Hong Kong.
Third, recognizing the profitable growth potential of the direct-to-consumer business, we have a number of initiatives that we are working on to drive this business and increase the share of our business mix it represents. One of the initiatives completed during the quarter was the redesign and relaunch of our web sites. In addition, we expect the direct-to-consumer business to continue to benefit from our growing international presence.
Fourth, improving average U.S. store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores. The Company is targeting to return to 90% or greater of 2007 U.S. store productivity levels by 2012. The U.S. chain stores, particularly Hollister, performed well during the second quarter of Fiscal 2011 fueled by what we believe is a compelling assortment and effective pricing and promotional strategies. The Company expects to close approximately 60 to 65 U.S. stores during Fiscal 2011, predominantly at the end of the year through natural lease expirations.
Finally, we believe that Gilly Hicks has significant potential as an additional long-term growth vehicle.
From a margin standpoint, the greatest challenge the Company faces remains the impact of increases in raw material costs, particularly cotton, and other input costs. The consumer response to price increases to offset these cost increases remains unclear. In addition, the global macroeconomic environment and possible exchange rate volatility add to this uncertainty.
However, the Company expects that continued sales growth, coupled with disciplined control of expenses, will enable it to continue growing its operating income. The Company continues to believe that its diluted earnings per share target of $4.75 for Fiscal 2012 is a realistic objective.

SECOND QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2011 were $916.8 million, an increase of 23% from net sales of $745.8 million during the second quarter of Fiscal 2010. The net sales increase was attributable to a 9% increase in total comparable store sales, a 28% increase in the direct-to-consumer business, including shipping and handling revenue, and 31 new stores, primarily international, net of store closures. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended July 30, 2011 was a benefit of approximately $11.7 million. Including direct-to-consumer sales, U.S. sales increased 12% to $684.9 million and international sales increased 74% to $231.9 million.
Year-to-date net sales in Fiscal 2011 were $1.753 billion, an increase of 22% from net sales of $1.434 billion during the comparable period in Fiscal 2010. The net sales increase was attributable to a 9% increase in total comparable store sales, a 30% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency on sales for the twenty-six weeks ended July 30, 2011 was approximately a benefit of $17.6 million. Including direct-to-consumer sales, U.S. sales increased 12% to $1.326 billion and international sales increased 70% to $427.6 million.
Comparable store sales by brand for the second quarter of Fiscal 2011 were as follows: Abercrombie & Fitch increased 5%, abercrombie kids increased 7% and Hollister increased 12%. Male and female comparable store sales both increased by a high single digit.
On a comparable store sales basis, Europe was the strongest performing region while Canada, and more significantly Japan, had negative comparative store sales. U.S. comparable store sales were approximately in-line with overall Company same store sales.
Direct-to-consumer net merchandise sales for the second quarter of Fiscal 2011 were $90.4 million, an increase of 31% from Fiscal 2010 second quarter direct-to-consumer net merchandise sales of $69.0 million. Shipping and handling revenue for the corresponding periods was $11.6 million in Fiscal 2011 and $11.0 million in Fiscal 2010. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.1% of total net sales in the second quarter of Fiscal 2011 compared to 10.7% in the second quarter of Fiscal 2010.
Direct-to-consumer net merchandise sales for the Fiscal 2011 year-to-date period were $182.8 million, an increase of 33% from Fiscal 2010 year-to-date direct-to-consumer net merchandise sales of $137.7 million. Shipping and handling revenue for the corresponding periods was $25.1 million in Fiscal 2011 and $22.3 million in Fiscal 2010. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.9% of total net sales for the year-to-date Fiscal 2011 compared to 11.2% in the Fiscal 2010 year-to-date period.
From a merchandise classification standpoint, for the male business, knit tops and fleece were stronger performing categories; while graphics was a weaker performing category. In the female business, woven shirts, sweaters, fleece and knit tops were stronger performing categories; while graphics and dresses were weaker performing categories.
Gross Profit
Gross profit for the second quarter of Fiscal 2011 was $583.0 million compared to $485.3 million for the comparable period in Fiscal 2010. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2011 was 63.6%, down 150 basis points from the second quarter of Fiscal 2010 rate of 65.1%.

The decrease in the gross profit rate for the second quarter of Fiscal 2011 was primarily driven by an increase in average unit cost partially offset by a higher average unit retail and an international mix benefit.
Year-to date gross profit for Fiscal 2011 was $1.127 billion compared to $916.8 million for the comparable period in Fiscal 2010. The gross profit rate for the year-to-date period of Fiscal 2011 was 64.3%, up 40 basis points from the year-to-date Fiscal 2010 rate of 63.9%.
The increase in the gross profit rate for the Fiscal 2011 year-to-date period was primarily driven by favorable international mix, including foreign currency impact, higher average unit retail, and benefits from other gross margin items, such as freight.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2011 was $425.3 million compared to $364.5 million for the comparable period in Fiscal 2010. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2011 was 46.4% compared to 48.9% in the second quarter of Fiscal 2010.
Stores and distribution expense for the Fiscal 2011 year-to-date period was $824.4 million compared to $718.9 million for the comparable period in Fiscal 2010. The stores and distribution expense rate for the year-to-date period of Fiscal 2011 was 47.0% compared to 50.1% for the Fiscal 2010 year-to-date period.
The decrease in the stores and distribution expense rate for the second quarter and the Fiscal 2011 year-to-date period was primarily driven by lower store occupancy costs as a percentage of net sales.
Total direct-to-consumer expense included in stores and distribution expense was $17.8 million and $35.4 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, compared to $12.9 million and $25.7 million for the thirteen and twenty-six weeks ended July 31, 2010, respectively.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2011 was $110.0 million compared to $95.2 million during the same period in Fiscal 2010, a 16% increase. For the second quarter of Fiscal 2011, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.0% compared to 12.8% for the second quarter of Fiscal 2010.
Marketing, general, and administrative expense during the Fiscal 2011 year-to-date period was $217.7 million compared to $191.8 million during the same period in Fiscal 2010, a 14% increase. For the year-to-date period of Fiscal 2011, the marketing, general and administrative expense rate was 12.4% compared to 13.4% for the Fiscal 2010 year-to-date period.
The increase in marketing, general and administrative expense for the thirteen and twenty-six weeks ended Fiscal 2011 was primarily due to increases in compensation and benefits, including incentive and equity compensation, marketing and other expenses, and the net effect of prior year favorable legal settlements, partially offset by a prior year charge to correct an under accrual of the supplemental executive retirement plan.
Other Operating Expense (Income), Net
Second quarter other operating expense, net for Fiscal 2011 was $0.5 million compared to other operating income, net, of $1.9 million for the second quarter of Fiscal 2010.

Other operating expense, net for the thirteen weeks ended July 30, 2011 was adversely impacted by losses related to foreign currency transactions and derivative contracts, while other operating income, net for the thirteen weeks ended July 31, 2010 benefitted from gains related to foreign currency translations and a favorable insurance reimbursement.
Year-to-date other operating income, net for Fiscal 2011 was $1.3 million compared to $2.8 million for the year-to-date period of Fiscal 2010.
Other operating income, net for Fiscal 2011 was impacted by losses from derivative contracts, while other operating income, net for Fiscal 2010 benefitted from favorable insurance reimbursement.
Interest Expense, Net and Tax Expense (Benefit) from Continuing Operations
Second quarter interest expense was $2.2 million in Fiscal 2011, offset by interest income of $1.2 million, compared to interest expense of $1.9 million, offset by interest income of $1.1 million in the second quarter of Fiscal 2010.
Year-to-date interest expense was $4.4 million in Fiscal 2011, offset by interest income of $2.5 million, compared to interest expense of $3.8 million in Fiscal 2010, offset by interest income of $2.2 million.
The increase in interest expense for the thirteen and twenty-six weeks ended July 30, 2011 was due to the increase in imputed interest related to certain store lease transactions, partially offset by lower letter of credit fees.
The effective tax rate for continuing operations for the second quarter of Fiscal 2011 was an expense of 30.7% compared to an expense of 27.2% for the Fiscal 2010 comparable period. The current rate reflects a lower than anticipated full year rate as a result of an increased share of the Company’s pre-tax income coming from international operations which have a lower effective tax rate. The tax rate for the thirteen weeks ended July 31, 2010 was favorably impacted by the provision-to-return adjustments for certain jurisdictions and the resolution of tax controversies including the Company’s Advanced Pricing Agreement negotiation that was before the U.S. Competent Authority.
The effective tax rate for continuing operations for the twenty-six weeks ended July 30, 2011 was a 33.0% expense compared to a 6.0% benefit for the twenty-six weeks ended July 31, 2010.
On a full-year basis, the Company expects the effective tax rate to be in the low to mid 30% range. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies. In addition, the rate does not include the potential valuation allowances related to net operating loss carry forwards.
Net Income from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results of RUEHL appear in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. Net income from discontinued operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 was immaterial.
Refer to Note 14, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further discussion.

Net Income and Net Income per Share
Net income for the second quarter of Fiscal 2011 was $32.0 million compared to $19.5 million for the second quarter of Fiscal 2010. Net income per diluted share for the second quarter of Fiscal 2011 was $0.35 compared to $0.22 for the same period of Fiscal 2010. Net income for the second quarter of Fiscal 2010 included a charge of $0.02 per diluted share associated with store closures.
Net income for the year-to-date period of Fiscal 2011 was $57.2 million compared to net income of $7.7 million for the year-to-date period of Fiscal 2010. Net income per diluted share for the year-to-date period of Fiscal 2011 was $0.63 compared to $0.09 for the same period of Fiscal 2010. Net income per diluted share for the year-to-date period of Fiscal 2011 included net income of $0.01 per diluted share from discontinued operations related to the settlement of outstanding lease obligations.
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
Credit Agreement
On July 28, 2011, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million will be available. The Amended and Restated Credit Agreement serves to amend and restate in its entirety the credit agreement dated April 25, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into the Amended and Restated Credit Agreement were to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates.
As of September 2, 2011, the Company had approximately $350 million available under its unsecured Amended and Restated Credit Agreement. The Company had no borrowings outstanding under its Amended and Restated Credit Agreement on July 30, 2011. The Company had $43.8 million outstanding under the Prior Credit Agreement on January 29, 2011 denominated in Japanese Yen. The average interest rate for the thirteen weeks ended July 30, 2011 was 2.2%. The average interest rate for the twenty-six weeks ended July 30, 2011 was 2.4%.
The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at July 30, 2011.

The Amended and Restated Credit Agreement is described in Note 12, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.
Stand-by letters of credit outstanding on July 30, 2011 and January 29, 2011 were immaterial.
Operating Activities
Net cash used for operating activities was $0.6 million for the twenty-six weeks ended July 30, 2011 compared to cash used of $38.9 million for twenty-six weeks ended July 31, 2010. The change in cash used for operating activities was primarily driven by the increase in net income and a reduction in the increase of inventory from year end due higher inventory turnover, partially off-set by a reduction in taxes payable due to the timing of tax payments.
Investing Activities
Cash outflows for investing activities for the twenty-six weeks ended July 30, 2011 and July 31, 2010 were used primarily for capital expenditures related to new store construction and information technology investments, as well as the acquisition of intangible assets. Cash outflows for capital expenditures were higher in Fiscal 2011 than in Fiscal 2010, due to an increase in the number of international retail locations, as well as IT and Home Office infrastructure projects. Cash inflows from investing activities were less in Fiscal 2011 due to a reduction in proceeds from the sales of marketable securities.
Financing Activities
For the twenty-six weeks ended July 30, 2011, financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends, repayments of outstanding borrowings under the Prior Credit Agreement and the receipt of proceeds associated with the exercise of share-based compensation awards. For the twenty-six weeks ended July 31, 2010, financing activities consisted mainly of the payment of dividends.
During the twenty-six weeks ended July 30, 2011, A&F repurchased approximately 1.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $89.9 million. A&F did not repurchase any shares of A&F’s Common Stock in the open market during the twenty-six weeks ended July 31, 2010. The Fiscal 2011 repurchases were pursuant to the A&F Board of Directors’ November 20, 2007 authorization.
As of July 30, 2011, A&F had approximately 8.4 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as increasing capital expenditures and quarterly dividend payments to stockholders subject to A&F Board of Directors approval. Subject to the availability of cash and suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with cash generated from operations. The Company also has availability under the Amended and Restated Credit Facility as a source of additional funding.

Off-Balance Sheet Arrangements
As of July 30, 2011, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended July 30, 2011, changes to the contractual obligations from those as of January 29, 2011 included the repayment of the outstanding balance of the credit facility and the payment of $15.0 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of July 30, 2011, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

April 30, 2011	325	185	542	19	1,071

New	1	—	4	—	5

Closed	—	(2)	(1)	—	(3)

July 30, 2011	326	183	545	19	1,073

Gross Square Feet (thousands)

April 30, 2011	2,952	879	3,755	183	7,769

New	22	—	30		52

Remodels/Conversions (net activity)	(4)	(1)	—	—	(5)

Closed	—	(8)	(7)	—	(15)

July 30, 2011	2,970	870	3,778	183	7,801

Average Store Size	9,110	4,754	6,932	9,632	7,270

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

May 1, 2010	347	209	528	16	1,100

New	1	1	2	1	5

Remodels/Conversions (net activity)	1	—	—	—	1

Closed	(4)	(4)	—	—	(8)

July 31, 2010	345	206	530	17	1,098

Gross Square Feet (thousands)

May 1, 2010	3,111	988	3,615	161	7,875

New	12	6	14	5	37

Remodels/Conversions (net activity)	8	—	—	—	8

Closed	(34)	(18)	—	—	(52)

July 31, 2010	3,097	976	3,629	166	7,868

Average Store Size	8,977	4,738	6,847	9,765	7,166

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 29, 2011	325	185	540	19	1,069

New	1	—	6	—	7

Closed	—	(2)	(1)	—	(3)

July 30, 2011	326	183	545	19	1,073

Gross Square Feet (thousands)

January 29, 2011	2,955	879	3,739	183	7,756

New	22	—	46	—	68

Remodels/Conversions (net activity)	(7)	(1)	—	—	(8)

Closed	—	(8)	(7)	—	(15)

July 30, 2011	2,970	870	3,778	183	7,801

Average Store Size	9,110	4,754	6,932	9,632	7,270

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total

January 30, 2010	346	209	525	16	1,096

New	3	2	6	1	12

Remodels/Conversions (net activity)	1	—	—	—	1

Closed	(5)	(5)	(1)	—	(11)

July 31, 2010	345	206	530	17	1,098

Gross Square Feet (thousands)

January 30, 2010	3,110	979	3,597	161	7,847

New	25	19	43	5	92

Remodels/Conversions (net activity)	4	—	(4)	—	—

Closed	(42)	(22)	(7)	—	(71)

July 31, 2010	3,097	976	3,629	166	7,868

Average Store Size	8,977	4,738	6,847	9,765	7,166

CAPITAL EXPENDITURES
During the second quarter of Fiscal 2011, the Company opened four Hollister stores and an Abercrombie & Fitch flagship store in Paris in May. During Fiscal 2011, the Company expects to open four additional international Abercrombie & Fitch flagship locations, as well as a total of up to 40 international mall-based Hollister stores, of which 6 have opened as of July 30, 2011. The majority of the stores will be opened in Europe. The Company also expects to close approximately 60 to 65 domestic stores during Fiscal 2011, primarily at the end of the year through natural lease expirations. The Company expects total capital expenditures for 2011 to be approximately $350 million, predominately related to new stores, store refreshes, and remodels.
Capital expenditures totaled $133.0 million and $59.8 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	July 30, 2011	July 31, 2010
New Store Construction, Store Refreshes and Remodels	$102.2	$45.3
Home Office, Distribution Centers and Information Technology	30.8	14.5

Total Capital Expenditures	$133.0	$59.8

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.
Costs associated with exit or disposal activities are recorded when the liability is incurred. As of July 30, 2011, the Company expected to make gross cash payments totaling approximately $15.9 million in Fiscal 2011, related primarily to the final lease termination agreements associated with the closure of RUEHL branded stores. $15.3 million of the $15.9 million was paid during the twenty-six weeks ended July 30, 2011.
Recent Accounting Pronouncements
Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfer; and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on January 31, 2010. The disclosure guidance adopted on January 31, 2010, did not have a material impact on our consolidated financial statements.
In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 28, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.
Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company’s fiscal year and interim periods beginning January 29, 2012. The Company does not expect its adoption to have a material effect on its consolidated financial statements.

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
The Company’s significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of July 30, 2011 would have affected pre-tax income by approximately $1.2 million.

A 10% change in the assumption of the redemption pattern for gift cards as of July 30, 2011 would have affected pre-tax income by an immaterial amount.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value,” being equal, a 50 basis point increase in the market required rate of return will yield approximately a 16% increase in impairment and a 50 basis point decrease in the market required rate of return will yield approximately a 17% decrease in impairment.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $1.7 million for the second quarter of Fiscal 2011.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for the second quarter of Fiscal 2011.

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the thirteen and twenty-six weeks ended July 30, 2011. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the twenty-six weeks ended July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

During the twenty-six weeks ended July 30, 2011, the Company granted stock appreciation rights covering an aggregate of 1,961,408 shares and no stock options. A 10% increase in the expected term would yield a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in stock price volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

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
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of July 30, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of July 30, 2011 would increase the SERP accrual by approximately $1.4 million. A 50 basis point increase in the discount rate as of July 30, 2011 would decrease the SERP accrual by an immaterial amount.

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
The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2011 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:
•	changes in economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, could have a material adverse effect on our business, results of operations and liquidity;
•	if we are unable to anticipate, identify and respond to changing fashion trends and consumer preferences in a timely manner, and manage our inventory commensurate with customer demand, our sales levels and profitability may decline;
•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;
•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;
•	our growth strategy relies significantly on international expansion, which adds complexity to our operations and may strain our resources and adversely impact current store performance;
•	our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations;
•	equity-based compensation awarded under the employment agreement with our Chief Executive Officer could adversely impact our cash flows, financial position or results of operations and could have a dilutive effect on our outstanding Common Stock;
•	our direct-to-consumer sales are subject to numerous risks that could adversely impact sales;
•	we have incurred, and may continue to incur, significant costs related to store closures;
•	the costs associated with our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;
•	comparable store sales will continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;
•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;
•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located;
•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;
•	our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results;
•	our failure to protect our reputation could have a material adverse effect on our brands;
•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;
•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;
•	we do not own or operate any manufacturing facilities and, therefore, depend upon independent third parties for the manufacture of all our merchandise;
•	our reliance on two distribution centers domestically and two third-party distribution center internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;
•	our reliance on third parties to deliver merchandise from our distribution centers to our stores and direct-to-consumer customers could result in disruptions to our business;
•	we may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues;
•	modifications and/or upgrades to our information technology systems may disrupt our operations;
•	our facilities, systems and stores as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and adversely affect our operating results;
•	our litigation exposure could exceed expectations, having a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;
•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;
•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;
•	our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and adversely impact our financial results;
•	reduced operating results and cash flows at the store level may cause us to incur impairment charges;
•	we are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply;
•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;
•	our unsecured credit agreement includes financial and other covenants that impose restrictions on our financial and business operations; and
•	our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions.
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
The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 32 years. The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of July 30, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$94,250	$(7,932)	$86,318
Auction rate securities — municipal authority bonds	19,975	(4,370)	15,605

Total available-for-sale securities	$114,225	$(12,302)	$101,923

As of July 30, 2011, approximately 45% of the Company’s ARS were “AAA” rated, approximately 20% of the Company’s ARS were “AA” rated, and approximately 35% of the Company’s ARS were “A-” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS, or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. The Company has not incurred any credit losses on available-for-sale ARS, and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue in the future.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of July 30, 2011, total assets held in the Rabbi Trust were $84.1 million, which included $11.7 million of municipal notes and bonds with maturities that ranged from five months to two years, trust-owned life insurance policies with a cash surrender value of $71.7 million and $0.6 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.7 million and $0.6 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $1.4 million and $1.1 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.

Interest Rate Risks
As of July 30, 2011, the Company had no long-term debt outstanding under the Amended and Restated Credit Agreement. The interest rate for borrowings under the Amended and Restated Credit Agreement is generally based upon market rates plus a margin based on the Leverage Ratio. The average interest rate was 2.2% for the thirteen weeks ended July 30, 2011. The average interest rate was 2.4% for the twenty-six weeks ended July 30, 2011. Additionally, as of July 30, 2011, the Company had $350.0 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement.
Foreign Exchange Rate Risk
A&F’s international subsidiaries generally operate with functional currencies other than the U.S. dollar. The Company’s Consolidated Financial Statements are presented in U.S. dollars. Therefore, the Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of, the reporting period. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.
A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, British Pounds, Euros, Swiss Francs, Canadian Dollars and Japanese Yen. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 30, 2011. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 30, 2011 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
The Company’s risk factors as of July 30, 2011 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the second quarter of Fiscal 2011.
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended July 30, 2011:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
May 1, 2011 through May 28, 2011	53,349	$75.43	—	9,336,400

May 29, 2011 through July 2, 2011	785,680	$66.50	782,242	8,554,158

July 3, 2011 through July 30, 2011	167,953	$73.79	167,900	8,386,258

Total	1,006,982	$68.19	950,142	8,386,258

(1)	An aggregate of 56,840 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended July 30, 2011 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorization described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorization. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co., as filed with the Delaware Secretary of State on June 16, 2011 (incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107))

3.2
Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. reflecting amendments through June 17, 2011 [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]*

4.1
Amended and Restated Credit Agreement, entered into as of July 28, 2011, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); Abercrombie & Fitch Co.; the Lenders (as defined in the Amended and Restated Credit Agreement); PNC Bank, National Association, as global agent, the Swing Line Lender and an LC Issuer; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities, LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and an LC Issuer; Fifth Third Bank, as a co-documentation agent; and The Huntington National Bank, as a co-documentation agent and an LC Issuer (incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107))

4.2
Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of July 28, 2011, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as defined in the Amended and Restated Guaranty of Payment (Domestic Credit Parties)); and PNC Bank, National Association, as global agent (incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107))

4.3
Supplement No. 1 to Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of August 31, 2011, between NSOP, LLC, as a New Guarantor, and PNC Bank, National Association, as global agent *

10.1
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107))

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
Inclusion of Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Document

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010; (ii) Consolidated Balance Sheets at July 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 7, 2011	By:	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.2
Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. reflecting amendments through June 17, 2011 [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]*

4.3
Supplement No. 1 to Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of August 31, 2011, between NSOP, LLC, as a New Guarantor, and PNC Bank, National Association, as global agent

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

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010; (ii) Consolidated Balance Sheets at July 30, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010; and (iv) Notes to Consolidated Financial Statements.***

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.