Form 10-Q
period 2011-10-29
ABERCROMBIE & FITCH CO /DE/
filed 2011-12-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 2, 2011

$.01 Par Value	85,960,568 Shares

ABERCROMBIE & FITCH CO.

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations and Comprehensive Income Thirteen and Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010	3

Consolidated Balance Sheets October 29, 2011 and January 29, 2011	4

Consolidated Statements of Cash Flows Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	46

Part II. Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Exhibit 3.2
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
NET SALES	$1,075,856	$885,778	$2,829,292	$2,319,381
Cost of Goods Sold	429,334	321,346	1,056,067	838,186

GROSS PROFIT	646,522	564,432	1,773,225	1,481,195
Stores and Distribution Expense	461,683	385,135	1,286,108	1,104,027
Marketing, General and Administrative Expense	107,844	102,612	325,493	294,450
Other Operating Income, Net	(2,855)	(1,692)	(4,146)	(4,507)

OPERATING INCOME	79,850	78,377	165,770	87,225
Interest Expense, Net	533	671	2,469	2,303

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	79,317	77,706	163,301	84,922
Tax Expense from Continuing Operations	28,412	27,666	56,019	27,232

NET INCOME FROM CONTINUING OPERATIONS	$50,905	$50,040	$107,282	$57,690

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$—	$796	$—

NET INCOME	$50,905	$50,040	$108,078	$57,690

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.59	$0.57	$1.23	$0.65

DILUTED	$0.57	$0.56	$1.19	$0.64

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$—	$0.01	$—

DILUTED	$—	$—	$0.01	$—

NET INCOME PER SHARE:
BASIC	$0.59	$0.57	$1.24	$0.65

DILUTED	$0.57	$0.56	$1.20	$0.64

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,962	88,236	87,170	88,184
DILUTED	89,707	90,069	90,167	89,731

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$(6,012)	$8,866	$10,492	$6,631
Gain (Loss) on Marketable Securities, net of taxes of $513 and $543 for the thirteen-week periods ended October 29, 2011 and October 30, 2010, respectively, and $(444) and $(1,422) for the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively	(873)	(925)	757	2,421
Unrealized gain (loss) on derivative financial instruments, net of taxes of $(589) and $1,170 for the thirteen-week periods ended October 29, 2011 and October 30, 2010, respectively and $(326) and $846 for the thirty-nine week periods ended October 29, 2011 and October 30, 2010	2,914	(1,991)	2,467	(1,438)

Other Comprehensive Income (Loss)	$(3,971)	$5,950	$13,716	$7,614

COMPREHENSIVE INCOME	$46,934	$55,990	$121,794	$65,304

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	October 29, 2011	January 29, 2011
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$488,341	$826,353
Receivables	89,622	81,264
Inventories	679,341	385,857
Deferred Income Taxes	55,059	60,405
Other Current Assets	86,518	79,389

TOTAL CURRENT ASSETS	1,398,881	1,433,268

PROPERTY AND EQUIPMENT, NET	1,237,430	1,144,940

NON-CURRENT MARKETABLE SECURITIES	100,334	100,534

OTHER ASSETS	344,876	269,160

TOTAL ASSETS	$3,081,521	$2,947,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$281,775	$137,235
Accrued Expenses	311,693	306,587
Deferred Lease Credits	43,181	41,538
Income Taxes Payable	43,301	73,491

TOTAL CURRENT LIABILITIES	679,950	558,851

LONG-TERM LIABILITIES:
Deferred Income Taxes	34,833	33,515
Deferred Lease Credits	192,130	192,619
Long-Term Debt	26,321	68,566
Other Liabilities	217,057	203,567

TOTAL LONG-TERM LIABILITIES	470,341	498,267

STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 29, 2011 and January 29, 2011	1,033	1,033
Paid-In Capital	357,593	349,258
Retained Earnings	2,325,452	2,272,317
Accumulated Other Comprehensive Income (Loss), net of tax	7,200	(6,516)
Treasury Stock, at Average Cost - 16,142 and 16,054 shares at October 29, 2011 and January 29, 2011, respectively	(760,048)	(725,308)

TOTAL STOCKHOLDERS’ EQUITY	1,931,230	1,890,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,081,521	$2,947,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

OPERATING ACTIVITIES:
Net Income	$108,078	$57,690

Impact of Other Operating Activities on Cash Flows:
Lessor Construction Allowances	30,976	26,769
Depreciation and Amortization	173,569	167,756
Loss on Disposal / Write-off of Assets	5,128	2,702
Amortization of Deferred Lease Credits	(33,019)	(34,744)
Share-Based Compensation	38,089	30,136
Tax Benefit (Deficiency) from Share-Based Compensation	3,031	(1,770)
Deferred Taxes	6,623	(23,135)
Non-Cash Charge for Asset Impairment	—	2,247
Changes in Assets and Liabilities:
Inventories	(292,839)	(200,362)
Accounts Payable and Accrued Expenses	102,741	28,877
Income Taxes	(30,209)	47,731
Other Assets and Liabilities	(47,712)	(51,375)

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,457	52,522

INVESTING ACTIVITIES:
Capital Expenditures	(227,574)	(116,965)
Purchase of Trust-Owned Life Insurance Policies	—	(11,583)
Proceeds from Sales of Marketable Securities	1,700	64,917
Other Investing	(22,267)	—

NET CASH USED FOR INVESTING ACTIVITIES	(248,141)	(63,631)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	33,779	5,985
Purchase of Treasury Stock	(98,703)	(29,207)
Repayments of Borrowings Under the Credit Agreement	(45,002)	—
Change in Outstanding Checks and Other	(1,083)	(7,356)
Dividends Paid	(45,847)	(46,285)

NET CASH USED FOR FINANCING ACTIVITIES	(156,856)	(76,863)

EFFECT OF EXCHANGE RATES ON CASH	2,528	1,150

NET DECREASE IN CASH AND EQUIVALENTS:	(338,012)	(86,822)
Cash and Equivalents, Beginning of Period	826,353	680,113

CASH AND EQUIVALENTS, END OF PERIOD	$488,341	593,291

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$31,593	17,479

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
The Consolidated Financial Statements as of October 29, 2011 and for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011. The January 29, 2011 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
The Consolidated Financial Statements as of October 29, 2011 and for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the consolidated financial statements.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands):	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
United States	$820,188	$721,950	$2,146,029	$1,903,329
Europe	193,566	110,044	528,429	278,142
Other	62,102	53,785	154,833	137,910

Total	$1,075,856	$885,778	$2,829,292	$2,319,381

Long-Lived Assets:

(in thousands):	October 29, 2011	January 29, 2011
United States	$883,731	$959,777
Europe	335,652	169,313
Other	163,324	127,741

Total	$1,382,707	$1,256,831

Long-lived assets in the table above include primarily property and equipment (net), store supplies and lease deposits.
3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.7 million and $38.1 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, and $10.2 million and $30.1 million for the thirteen and thirty-nine week periods ended October 30, 2010, respectively. The Company also recognized $5.1 million and $14.3 million in tax benefits related to share-based compensation expense for the thirteen and thirty-nine week periods ended October 29, 2011, respectively, and $3.7 million and $10.8 million for the thirteen and thirty-nine week periods ended October 30, 2010, respectively.
The fair value of share-based compensation awards is recognized as compensation expense on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The amount of the Company’s pool of “windfall tax benefits” was approximately $83.9 million as of October 29, 2011, which is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirty-nine weeks ended October 29, 2011 was an expense of $1.3 million. The effect of adjustments for forfeitures during the thirty-nine weeks ended October 30, 2010 was income of $4.1 million.
Pursuant to an employment agreement, the Chairman and Chief Executive Officer (“CEO”) is eligible to receive “semi-annual grants,” as defined in the agreement. The semi-annual grants vest in equal annual installments over the four-year period following the grant date with the condition that each award becomes fully vested no later than February 1, 2014, except for the final semi-annual grant, which will become fully vested on the date of the grant.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of October 29, 2011, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
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
Plans
As of October 29, 2011, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the Amended and Restated 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The Amended and Restated 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the CEO) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO have a vesting period defined as the shorter of four years or the award date through the end of the employment agreement. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

Fair Value Estimates
The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock options and stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock options and stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock option or stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted using the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period.
Stock Options
The Company did not grant any stock options during the thirty-nine weeks ended October 29, 2011 or October 30, 2010.
Below is a summary of stock option activity for the thirty-nine weeks ended October 29, 2011:

	Number of	Weighted-		Weighted-Average
	Underlying	Average	Aggregate	Remaining
Stock Options	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	2,316,648	$39.51
Granted	—	—
Exercised	(1,094,103)	30.94
Forfeited or cancelled	(27,100)	52.71

Outstanding at October 29, 2011	1,195,445	$47.06	$36,048,435	3.1

Stock options exercisable at October 29, 2011	1,102,395	$46.10	$34,241,480	2.8

Stock options expected to become exercisable in the future as of October 29, 2011	90,358	$58.54	$1,746,708	6.6

The total intrinsic value of stock options which were exercised during the thirty-nine weeks ended October 29, 2011 was $38.6 million. The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 30, 2010 was $2.7 million.
The grant date fair value of stock options which vested during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $2.3 million and $3.8 million, respectively.

As of October 29, 2011, there was $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.3 years.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	Chairman and Chief Executive
	Officer		Other Executive Officers		All Other Associates
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010	2011	2010
Grant date market price	$56.86	$44.86	$54.87	$44.86	$54.93	$44.28
Exercise price	$56.86	$44.86	$54.87	$44.86	$54.93	$44.28
Fair value	$22.99	$16.96	$22.29	$16.99	$21.89	$16.49
Assumptions:
Price volatility	53%	50%	53%	51%	55%	53%
Expected term (Years)	4.6	4.7	4.7	4.5	4.1	4.1
Risk-free interest rate	1.8%	2.3%	2.0%	2.3%	1.7%	2.0%
Dividend yield	1.5%	2.1%	1.6%	2.1%	1.6%	2.1%
Below is a summary of stock appreciation rights activity for the thirty-nine weeks ended October 29, 2011:

	Number of			Weighted-Average
	Underlying	Weighted-Average	Aggregate	Remaining
Stock Appreciation Rights	Shares	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 29, 2011	7,136,189	$34.08
Granted:
Chairman and Chief Executive Officer	1,879,195	56.86
Other Executive Officers	217,000	54.87
All Other Associates	156,700	54.93
Exercised	(287,600)	32.99
Forfeited or cancelled	(54,375)	41.14

Outstanding at October 29, 2011	9,047,109	$39.66	$336,075,490	5.4

Stock appreciation rights exercisable at October 29, 2011	853,157	$36.84	$34,103,192	5.5

Stock appreciation rights expected to become exercisable in the future as of October 29, 2011	8,090,112	$39.89	$298,673,670	5.3

The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended October 29, 2011 was $11.0 million. The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended October 30, 2010 was immaterial.

The grant date fair value of stock appreciation rights which vested during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $11.2 million and $5.0 million, respectively.
As of October 29, 2011, there was $73.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirty-nine weeks ended October 29, 2011:

	Number of Underlying	Weighted-Average Grant
Restricted Stock Units	Shares	Date Fair Value
Non-vested at January 29, 2011	1,147,754	$49.59
Granted	558,450	54.38
Vested	(393,728)	59.59
Forfeited	(94,848)	43.26

Non-vested at October 29, 2011	1,217,628	$49.01

The total fair value of restricted stock units granted during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $30.4 million and $17.5 million, respectively.
The total grant date fair value of restricted stock units and restricted shares which vested during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $23.5 million.
As of October 29, 2011, there was $39.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.1 years.
4. NET INCOME PER SHARE
Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
Shares of Common Stock issued	103,300		103,300		103,300		103,300
Treasury shares	(16,338)		(15,064)		(16,130)		(15,116)

Weighted-Average — Basic Shares	86,962		88,236		87,170		88,184

Dilutive effect of stock options, stock appreciation rights and restricted stock units	2,745		1,833		2,997		1,547

Weighted-Average — Diluted Shares	89,707		90,069		90,167		89,731

Anti-Dilutive Shares	2,403	(1)	5,271	(1)	2,137	(1)	5,098	(1)

(1)
Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	October 29, 2011	January 29, 2011

Cash and equivalents:
Cash	$317,603	$300,624
Cash equivalents	170,738	525,729

Total cash and equivalents	$488,341	$826,353

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $31.7 million on October 29, 2011 and $26.3 million on January 29, 2011. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.
6. INVESTMENTS
Investments consisted of (in thousands):

	October 29, 2011	January 29, 2011
Marketable securities — Non-Current:
Available-for-sale securities:
Auction rate securities — student loan backed	$84,897	$85,732
Auction rate securities — municipal authority bonds	15,437	14,802

Total available-for-sale securities	100,334	100,534

Rabbi Trust assets: (1)
Money market funds	774	343
Municipal notes and bonds	11,572	11,870
Trust-owned life insurance policies (at cash surrender value)	72,472	70,288

Total Rabbi Trust assets	84,818	82,501

Total Investments	$185,152	$183,035

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.
At October 29, 2011, the Company’s investment grade auction rate securities (“ARS”) consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 17 to 32 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of October 29, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$93,925	$(9,028)	$84,897
Auction rate securities — municipal authority bonds	19,975	(4,538)	15,437

Total available-for-sale securities	$113,900	$(13,566)	$100,334

See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.
An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. The Company has not incurred any credit-related losses on available-for-sale ARS and, furthermore, the issuers continued to perform under their respective obligations, including making scheduled interest payments, and the Company expects that this will continue going forward.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. Net unrealized gains and losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $0.7 million for both the thirteen weeks ended October 29, 2011 and October 30, 2010 and realized gains of $2.2 million and $1.8 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of October 29, 2011
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds(1)	$171,513	$—	$—	$171,513
ARS — available-for-sale — student loan backed	—	—	84,897	84,897
ARS — available-for-sale — municipal authority bonds	—	—	15,437	15,437
Municipal notes and bonds held in the Rabbi Trust	11,572	—	—	11,572
Derivative financial instruments	—	1,457	—	1,457

Total assets measured at fair value	$183,085	$1,457	$100,334	$284,876

LIABILITIES:
Derivative financial instruments	—	922	—	922

Total liabilities measured at fair value	$—	$922	$—	$922

(1)
Includes $170.7 million of money market funds included in Cash and Equivalents and $0.8 million of money market funds held in the Rabbi Trust included in Other Assets on the Consolidated Balance Sheet.

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
As of October 29, 2011, approximately 47% of the Company’s ARS were “AAA” rated, approximately 20% were “AA” rated, and approximately 33% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.
The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 29, 2011 to October 29, 2011. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Available-for-sale
	ARS - Student	Available-for-sale
(in thousands)	Loans	ARS - Muni Bonds	Total
Fair value, January 29, 2011	$85,732	$14,802	$100,534
Redemptions	(1,700)		(1,700)
Gains and (losses), net:
Reported in Other Comprehensive Income	865	635	1,500

Fair value, October 29, 2011	$84,897	$15,437	$100,334

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on any remaining carryover inventory from the season then ending. The valuation reserve was $38.1 million, $24.4 million and $34.3 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $4.4 million, $7.6 million and $2.9 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.
The inventory balance, net of the above mentioned reserves, was $679.3 million, $385.9 million and $511.8 million at October 29, 2011, January 29, 2011 and October 30, 2010, respectively.
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	October 29, 2011	January 29, 2011
Property and equipment, at cost	$2,649,636	$2,451,414
Accumulated depreciation and amortization	(1,412,206)	(1,306,474)

Property and equipment, net	$1,237,430	$1,144,940

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
Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. Included in property and equipment, net, are store-related assets previously impaired and measured at fair value of $10.7 million and $14.6 million, net of accumulated depreciation, as of October 29, 2011 and January 29, 2011, respectively.

10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	October 29, 2011	January 29, 2011
Deferred lease credits	$577,064	$544,223
Amortized deferred lease credits	(341,753)	(310,066)

Total deferred lease credits, net	$235,311	$234,157

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended October 29, 2011. The effective tax rate from continuing operations for the thirteen weeks ended October 29, 2011 was 35.8% compared to 35.6% for the thirteen weeks ended October 30, 2010. The effective tax rate from continuing operations for the thirty-nine weeks ended October 29, 2011 was 34.3% compared to 32.1% for the thirty-nine weeks ended October 30, 2010.
Cash payments of income taxes made during the thirteen weeks ended October 29, 2011 and October 30, 2010 were approximately $6.2 million and $11.8 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended October 29, 2011 and October 30, 2010 were approximately $107.8 million and $29.7 million, respectively.
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
The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at October 29, 2011. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the Leverage Ratio.

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
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at October 29, 2011 and January 29, 2011. Stand-by letters of credit outstanding, under either the Amended and Restated Credit Agreement or Prior Credit Agreement as applicable, on October 29, 2011 and January 29, 2011 were immaterial.
As of October 29, 2011 the Company did not have any borrowing under the Amended and Restated Credit Agreement and had $43.8 million outstanding under the Prior Credit Agreement as of January 29, 2011. The amounts outstanding under the Prior Credit Agreement were denominated in Japanese Yen and were fully repaid during the thirty-nine weeks ended October 29, 2011.
As of October 29, 2011 and January 29, 2011, the Company also had $26.3 million and $24.8 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.
As of October 29, 2011, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $1.8 million and $1.9 million for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $6.2 million and $5.7 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. There was no long-term debt recorded under the Amended & Restated Credit Agreement for the thirteen weeks ended October 29, 2011. The average interest rate for the long-term debt that has been previously outstanding under the Prior Credit Agreement was 2.4% for the thirty-nine weeks ended October 29, 2011.
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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of October 29, 2011, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of October 29, 2011 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.
As of October 29, 2011, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion or all of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$53,699
British Pound	$34,001
Canadian Dollar	$14,853

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of October 29, 2011.
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

As of October 29, 2011, the Company had the following outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Japanese Yen	$16,921
Euro	$9,584
British Pound	$4,706

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of October 29, 2011.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of October 29, 2011 and January 29, 2011 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	October 29, 2011	January 29, 2011	Location	October 29, 2011	January 29, 2011
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$1,457	$727	Other Liabilities	$227	$763

Derivates Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$—	$—	Other Liabilities	$695	$380

Total	Other Current Assets	$1,457	$727	Other Liabilities	$922	$1,143

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 29,	October 30,	October 29,	October 30,
		2011	2010	2011	2010
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income, Net	$(150)	$(801)	$(1,529)	$(1,368)

Location of
Gain (Loss)
Recognized in
			Location of			Earnings on
			Gain (Loss)			Derivative
			Reclassified			Contracts
			from			(Ineffective
			Accumulated			Portion and	Amount of Gain (Loss)
	Amount of Gain (Loss)		OCI into	Amount of Gain (Loss)		Amount	Recognized in Earnings on
	Recognized in OCI on		Earnings	Reclassified from		Excluded from	Derivative Contracts (Ineffective
	Derivative Contracts		(Effective	Accumulated OCI into		Effectiveness	Portion and Amount Excluded
	(Effective Portion)		Portion)	Earnings (Effective Portion)		Testing)	from Effectiveness Testing)
	(a)			(b)			(c)
Thirteen Weeks Ended
	October 29,	October 30,		October 29,	October 30,		October 29,	October 30,
(in thousands)	2011	2010		2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$2,907	$(1,574)	Cost of Goods Sold	$(596)	$1,587	Other Operating Expense (Income), Net	$(331)	$27

Thirty-Nine Weeks Ended
	October 29,	October 30,		October 29,	October 30,		October 29,	October 30,
(in thousands)	2011	2010		2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$805	$(94)	Cost of Goods Sold	$(1,988)	$2,190	Other Operating Expense (Income), Net	$(830)	$155

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

14.	DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended October 29, 2011 and October 30, 2010. Net income for the thirty-nine weeks ended October 29, 2011, included net income per diluted share of $0.01 from discontinued operations related to the settlement of outstanding lease obligations. Results from discontinued operations for the thirty-nine weeks ended October 30, 2010, were immaterial.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward from January 29, 2011 of the liabilities recognized on the Consolidated Balance Sheet as of October 29, 2011 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Thirty-Nine Weeks Ended
October 29, 2011
Beginning Balance	$17.2
Interest Accretion / Other, Net(1)	(1.3)
Cash Payments	(15.7)

Ending Balance(2)	$0.2

(1)	Other includes an accrual adjustment related to the settlement of outstanding lease obligations.

(2)
Ending balance reflects the obligations due under signed lease termination agreements. As of October 29, 2011, the entire amount is recorded as a current liability in Accrued Expenses on the Consolidated Balance Sheet.

15. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $0.1 million and $1.6 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, associated with the SERP. The Company recorded expense of $0.5 million and $2.4 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively, associated with the SERP.
The expense for the thirty-nine weeks ended October 30, 2010, included an expense of $2.1 million to correct a cumulative under accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.
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
The Company intends to defend the following pending matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the following pending matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims. The Company’s identified contingencies include the following matters:
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class. On April 7, 2011, the trial court granted defendants’ motion and decertified the putative class. The parties continued to litigate the claims of the individual plaintiffs until November of 2011, when all of those claims were settled for an immaterial amount and released.

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases. On November 1, 2011, the District Court entered an order which gave preliminary approval to a proposed settlement of the consolidated derivative litigation. The District Court also set a hearing (the “Fairness Hearing”) for December 13, 2011 to determine whether the proposed settlement, which provides for revisions to certain of the Company’s corporate governance regulations, should be finally approved and to consider an award of fees and expenses to plaintiffs’ counsel. The District Court also directed that notice be given to the Company’s stockholders concerning the proposed settlement and their right to be heard in connection with the Fairness Hearing.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 29, 2011 and the related consolidated statements of operations and comprehensive income for each of the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010 and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2010. These interim financial statements are the responsibility of the Company’s management.
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
December 6, 2011

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
The Company is a specialty retailer that operates stores and direct-to-consumer operations in North America, Europe, and Asia. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for women.
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
RESULTS OF OPERATIONS
During the third quarter of Fiscal 2011, net sales increased 21% to $1.076 million from $885.8 million for the third quarter of Fiscal 2010. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended October 29, 2011 was a benefit of approximately 0.6% of sales. The gross profit rate for the third quarter of Fiscal 2011 was 60.1% compared to 63.7% for the third quarter of Fiscal 2010. Operating income was $79.9 million for the third quarter of Fiscal 2011 compared to $78.4 million for the third quarter of Fiscal 2010. The Company had net income of $50.9 million for the third quarter of Fiscal 2011 compared to net income of $50.0 million for the third quarter of Fiscal 2010. Net income per diluted share was $0.57 for the third quarter of Fiscal 2011 compared to $0.56 for the third quarter of Fiscal 2010. Results from discontinued operations were immaterial for the thirteen weeks ended October 29, 2011 and October 30, 2010.
During the Fiscal 2011 year-to-date period, net sales increased 22% to $2.829 billion from $2.319 billion in Fiscal 2010. The impact of foreign currency on sales for the thirty-nine weeks ended October 29, 2011 was a benefit of approximately 1.0% of sales. The gross profit rate for the Fiscal 2011 year-to-date period was 62.7% compared to 63.9% for the comparable year-to-date period for Fiscal 2010. Operating income was $165.8 million in the Fiscal 2011 year-to-date period, compared to $87.2 million in Fiscal 2010. The Company had net income of $108.1 million in the Fiscal 2011 year-to-date period compared to net income of $57.7 million in Fiscal 2010. Net income per diluted share was $1.20 in the Fiscal 2011 year-to-date period compared to $0.64 in Fiscal 2010. Fiscal 2010 year-to-date net income per share included a charge of $0.02 per diluted share associated with store closures. Fiscal 2011 year-to-date net income per share included a benefit of $0.01 per diluted share from discontinued operations. Results from discontinued operations were immaterial for the Fiscal 2010 year-to-date period.

As of October 29, 2011, the Company had $488.3 million in cash and equivalents, no borrowings under the credit agreement and immaterial outstanding letters of credit, compared to $593.3 million in cash and equivalents, borrowings under the credit agreement of $57.2 million and outstanding letters of credit of $10.6 million as of October 30, 2010. The decrease in letters of credit outstanding is related to an adjustment to vendor payment terms.
Net cash provided by operating activities was $64.5 million for the thirty-nine weeks ended October 29, 2011. In addition, the Company used cash of $227.6 million for capital expenditures, $45.0 million for the repayment of the outstanding balance under the credit agreement, $45.8 million for dividends, and $98.7 million to repurchase 1.5 million shares of A&F’s Common Stock during the thirty-nine weeks ended October 29, 2011.
Total inventory, at cost, was $679.3 million as of October 29, 2011, compared to $511.8 million as of October 30, 2010, an 33% increase.
Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.
The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
NET SALES	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	39.9%	36.3%	37.3%	36.1%

GROSS PROFIT	60.1%	63.7%	62.7%	63.9%
Stores and Distribution Expense	42.9%	43.5%	45.5%	47.6%
Marketing, General and Administrative Expense	10.0%	11.6%	11.5%	12.7%
Other Operating Income, Net	(0.3)%	(0.2)%	(0.1)%	(0.2)%

OPERATING INCOME	7.4%	8.8%	5.9%	3.8%
Interest Expense, Net	0.0%	0.1%	0.1%	0.1%

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	7.4%	8.8%	5.8%	3.7%
Tax Expense from Continuing Operations	2.6%	3.1%	2.0%	1.2%

NET INCOME FROM CONTINUING OPERATIONS	4.7%	5.6%	3.8%	2.5%

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	—	—	0.0%	—

NET INCOME	4.7%	5.6%	3.8%	2.5%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended October 29, 2011 to the thirteen and thirty-nine week periods ended October 30, 2010:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales by brand (millions)	$1,075.9	$885.8	$2,829.3	$2,319.4
Abercrombie & Fitch	$436.1	$384.1	$1,161.1	$1,023.4
abercrombie	$104.2	$99.9	$274.1	$257.7
Hollister	$518.0	$392.5	$1,346.7	$1,012.9
Gilly Hicks*	$17.6	$9.3	$47.4	$25.4

Increase in net sales from prior year	21%	18%	22%	16%
Abercrombie & Fitch	14%	18%	13%	17%
abercrombie	4%	10%	6%	11%
Hollister	32%	18%	33%	16%
Gilly Hicks	89%	79%	87%	50%

Increase in comparable store sales**	7%	7%	8%	5%
Abercrombie & Fitch	4%	8%	5%	7%
abercrombie	6%	2%	8%	3%
Hollister	8%	7%	10%	3%

Increase in net sales from prior year	21%	18%	22%	16%
U.S.***	14%	8%	13%	7%
International***	56%	87%	64%	90%
Direct-to-consumer sales (including shipping & handling)	41%	31%	34%	39%

*	Net sales for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, reflect the activity of 19 and 17 stores, respectively. Other operational data was deemed immaterial for inclusion in the table.

**	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

***	Includes direct-to-consumer

CURRENT TRENDS AND OUTLOOK
During the third quarter of Fiscal 2011, our results were adversely affected by a number of factors, including a significant escalation in sourcing costs, a slowing sales trend in our highly profitable European business, and continued underperformance in Japan and Canada. However, we remain focused on the long-term drivers of the business and our strategy and stated financial objectives are unchanged.
We have a long-term strategic objective to leverage the global power of our brands to build a highly profitable, sustainable global business. We have identified a number of growth vehicles that will support our strategic objective over the next few years and our focus remains on execution against our strategy and the key roadmap components. We believe maintaining a long-term outlook is even more critical today, given the continuing uncertainty in the macro-economic environment.
We plan to continue opening Abercrombie & Fitch international flagship stores in key locations around the world. We expect to open four additional international Abercrombie & Fitch flagship locations in the fourth quarter of Fiscal 2011, which will bring us to a total of ten locations by the end of the fiscal year. The additional four international flagship locations will be in Madrid, Dusseldorf, Brussels and Singapore. We now have four confirmed flagship location openings in 2012, comprising Hamburg, Hong Kong, Amsterdam and Munich.
We continue to expect to open up to 40 international mall-based Hollister stores during Fiscal 2011, of which 25 had opened as of the end of the third quarter. The majority of the stores will be opened in Europe and the total also includes our first stores in mainland China and Hong Kong. We expect a similar or greater number of openings in 2012.
Recognizing the profitable growth potential of the direct-to-consumer business, we have a number of initiatives that we are working on to drive this business and increase the share of our business mix it represents. In addition, we expect the direct-to-consumer business to benefit from our growing international presence.
Improving average U.S. store productivity levels, both through same store sales growth and as a result of the closure of underperforming stores, remains an important objective. We are targeting a return to around 90% of 2007 U.S. store productivity levels by 2012. We expect to close approximately 55 to 60 U.S. stores during Fiscal 2011 through natural lease expirations, and this figure may increase somewhat as a result of buyouts or other early closures. During the fourth quarter of Fiscal 2011, we will review underperforming real estate and conduct our annual analysis of long-lived asset impairment. The real estate review and impairment analysis could result in fourth quarter charges.
In addition to our established brands, we continue to believe that Gilly Hicks has significant potential as a long-term growth vehicle.
From a margin standpoint, we see an improvement in the sourcing environment during 2012 as a result of lower raw material costs.
In general, we continue to expect macroeconomic uncertainty to affect our business. However, we expect that continued sales growth, coupled with disciplined control of expenses, will enable us to continue growing our operating income. We continue to believe that our diluted earnings per share target of $4.75 for Fiscal 2012 is a realistic objective.

THIRD QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2011 were $1.076 billion, an increase of 21% from net sales of $885.8 million during the third quarter of Fiscal 2010. The net sales increase was attributable to a 7% increase in total comparable store sales, a 41% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended October 29, 2011 was a benefit of approximately $4.9 million. Including direct-to-consumer sales, U.S. sales increased 14% to $820.2 million and international sales increased 56% to $255.7 million.
Year-to-date net sales in Fiscal 2011 were $2.829 billion, an increase of 22% from net sales of $2.319 billion during the comparable period in Fiscal 2010. The net sales increase was attributable to an 8% increase in total comparable store sales, a 34% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency on sales for the thirty-nine weeks ended October 29, 2011 was a benefit of approximately $22.5 million. Including direct-to-consumer sales, U.S. sales increased 13% to $2.146 billion and international sales increased 64% to $683.3 million.
Comparable store sales by brand for the third quarter of Fiscal 2011 were as follows: Abercrombie & Fitch increased 4%, abercrombie kids increased 6% and Hollister increased 8%. Female comparable store sales increased by a high single digit, while male comparable store sales increased by a mid single digit.
Comparable same store sales for the third quarter reflected an acceleration in the trend for U.S. chain stores, particularly in the Southern and Western regions, which was more than offset by a slowing trend in Europe, including negative comps for flagship stores. Canada, and more significantly Japan, had negative comparative store sales.
Direct-to-consumer net merchandise sales for the third quarter of Fiscal 2011 were $119.6 million, an increase of 47% from Fiscal 2010 third quarter direct-to-consumer net merchandise sales of $81.4 million. Shipping and handling revenue for the corresponding periods was $12.8 million in Fiscal 2011 and $12.6 million in Fiscal 2010. The direct-to-consumer business, including shipping and handling revenue, accounted for 12.3% of total net sales in the third quarter of Fiscal 2011 compared to 10.6% in the third quarter of Fiscal 2010.
Direct-to-consumer net merchandise sales for the Fiscal 2011 year-to-date period were $302.4 million, an increase of 38% from Fiscal 2010 year-to-date direct-to-consumer net merchandise sales of $219.1 million. Shipping and handling revenue for the corresponding periods was $37.9 million in Fiscal 2011 and $34.9 million in Fiscal 2010. The direct-to-consumer business, including shipping and handling revenue, accounted for 12.0% of total net sales for the year-to-date Fiscal 2011 compared to 11.0% in the Fiscal 2010 year-to-date period.
From a merchandise classification standpoint, for the male business, fleece, active wear and sweaters were stronger performing categories; while woven shirts was a weaker performing category. In the female business, sweaters, pants and knit tops were stronger performing categories; while graphics was a weaker performing category.
Gross Profit
Gross profit for the third quarter of Fiscal 2011 was $646.5 million compared to $564.4 million for the comparable period in Fiscal 2010. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2011 was 60.1%, down 360 basis points from the third quarter of Fiscal 2010 rate of 63.7%.

The decrease in the gross profit rate for the third quarter of Fiscal 2011 was primarily driven by an increase in average unit cost, due to increased raw materials cost, combined with an approximately flat average unit retail.
Year-to date gross profit for Fiscal 2011 was $1.773 billion compared to $1.481 billion for the comparable period in Fiscal 2010. The gross profit rate for the year-to-date period of Fiscal 2011 was 62.7%, down 120 basis points from the year-to-date Fiscal 2010 rate of 63.9%.
The decrease in the gross profit rate for Fiscal 2011 year-to-date period was primarily driven by an increase in average unit cost combined with an approximately flat average unit retail, partially offset by favorable foreign currency impact, and benefits from other gross margin items, such as freight.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2011 was $461.7 million compared to $385.1 million for the comparable period in Fiscal 2010. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the third quarter of Fiscal 2011 was 42.9% compared to 43.5% in the third quarter of Fiscal 2010.
Stores and distribution expense for the Fiscal 2011 year-to-date period was $1.286 billion compared to $1.104 billion for the comparable period in Fiscal 2010. The stores and distribution expense rate for the year-to-date period of Fiscal 2011 was 45.5% compared to 47.6% for the Fiscal 2010 year-to-date period.
The decrease in the stores and distribution expense rate for the third quarter and the Fiscal 2011 year-to-date period was primarily driven by lower store occupancy costs as a percentage of net sales.
Total direct-to-consumer expense included in stores and distribution expense was $22.4 million and $57.9 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, compared to $16.8 million and $42.5 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2011 was $107.8 million compared to $102.6 million during the same period in Fiscal 2010, a 5% increase. For the third quarter of Fiscal 2011, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.0% compared to 11.6% for the third quarter of Fiscal 2010.
The increase in marketing, general and administrative expense for the thirteen weeks ended October 29, 2011 was due to increases in compensation, including equity compensation, and outside services, partially offset by a decrease in incentive compensation expense.
Marketing, general, and administrative expense during the Fiscal 2011 year-to-date period was $325.5 million compared to $294.5 million during the same period in Fiscal 2010, a 11% increase. For the year-to-date period of Fiscal 2011, the marketing, general and administrative expense rate was 11.5% compared to 12.7% for the Fiscal 2010 year-to-date period.
The increase in marketing, general and administrative expense for the thirty-nine weeks ended October 29, 2011 was primarily due to increases in compensation and benefits, including incentive and equity compensation, marketing and other expenses, and the net effect of prior year favorable legal settlements, partially offset by a prior year charge to correct an under accrual of the supplemental executive retirement plan.

Other Operating Expense (Income), Net
Third quarter other operating income, net for Fiscal 2011 was $2.9 million compared to other operating income, net, of $1.7 million for the third quarter of Fiscal 2010.
Year-to-date other operating income, net for Fiscal 2011 was $4.1 million compared to $4.5 million for the year-to-date period of Fiscal 2010.
Interest Expense, Net and Tax Expense (Benefit) from Continuing Operations
Third quarter interest expense was $1.8 million in Fiscal 2011, offset by interest income of $1.2 million, compared to interest expense of $1.9 million, offset by interest income of $1.2 million in the third quarter of Fiscal 2010.
Year-to-date interest expense was $6.2 million in Fiscal 2011, offset by interest income of $3.7 million, compared to interest expense of $5.7 million in Fiscal 2010, offset by interest income of $3.4 million.
The effective tax rate for continuing operations for the third quarter of Fiscal 2011 was 35.8% compared to 35.6% for the Fiscal 2010 comparable period.
The effective tax rate for continuing operations for the thirty-nine weeks ended October 29, 2011 was 34.3% compared to 32.1% for the thirty nine weeks ended October 30, 2010.
On a full-year basis, the Company expects the effective tax rate to be approximately 35%. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies. In addition, the rate does not include the potential valuation allowances related to net operating loss carry forwards.
Net Income from Discontinued Operations
The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results of RUEHL appear in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. Net income from discontinued operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 was immaterial.
Refer to Note 14, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further discussion.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2011 was $50.9 million compared to $50.0 million for the third quarter of Fiscal 2010. Net income per diluted share for the third quarter of Fiscal 2011 was $0.57 compared to $0.56 for the same period of Fiscal 2010.
Net income for the year-to-date period of Fiscal 2011 was $108.1 million compared to net income of $57.7 million for the year-to-date period of Fiscal 2010. Net income per diluted share for the year-to-date period of Fiscal 2011 was $1.20 compared to $0.64 for the same period of Fiscal 2010. Net income per diluted share for the year-to-date period of Fiscal 2011 included net income of $0.01 per diluted share from discontinued operations related to the settlement of outstanding lease obligations. Net income for the Fiscal 2010 year-to-date period included a charge of $0.02 per diluted share associated with store closures.

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
Credit Agreement
On July 28, 2011, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million will be available. The Amended and Restated Credit Agreement serves to amend and restate in its entirety the credit agreement dated April 15, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into the Amended and Restated Credit Agreement were to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates.
As of December 2, 2011, the Company had approximately $350.0 million available under its unsecured Amended and Restated Credit Agreement. The Company had no borrowings outstanding under its Amended and Restated Credit Agreement on October 29, 2011. The Company had $43.8 million outstanding under the Prior Credit Agreement on January 29, 2011 denominated in Japanese Yen. There was no long-term debt recorded under the Amended & Restated Credit Agreement for the thirteen weeks ended October 29, 2011. The average interest rate for the thirty-nine weeks ended October 29, 2011 was 2.4%.
The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the Coverage Ratio for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at October 29, 2011.
The Amended and Restated Credit Agreement is described in Note 12, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.
Stand-by letters of credit outstanding on October 29, 2011 and January 29, 2011 were immaterial.
Operating Activities
Net cash provided by operating activities was $64.5 million for the thirty-nine weeks ended October 29, 2011 compared to $52.5 million for thirty-nine weeks ended October 30, 2010. The change in cash provided by operating activities was primarily driven by an increase in net income, an increase in accounts payable and accrued expenses, partially off-set by an increase in inventories and cash outflows due to the timing of tax payments. The increases in accounts payable and inventories were primarily due to an increase in average unit cost.

Investing Activities
Cash outflows for investing activities for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 were used primarily for capital expenditures related to new store construction and information technology investments, as well as the acquisition of intangible assets. Cash outflows for capital expenditures were higher in Fiscal 2011 than in Fiscal 2010, due to an increase in the number of international retail locations, as well as IT and Home Office infrastructure projects. Cash inflows from investing activities were less in Fiscal 2011 due to a reduction in proceeds from sales of marketable securities.
Financing Activities
For the thirty-nine weeks ended October 29, 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends, repayments of outstanding borrowings under the Prior Credit Agreement, partially off-set by cash inflows from the receipt of proceeds associated with the exercise of share-based compensation awards. For the thirty-nine weeks ended October 30, 2010, financing activities consisted mainly of the payment of dividends and the repurchase of A&F’s Common Stock.
During the thirty-nine weeks ended October 29, 2011, A&F repurchased approximately 1.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $98.7 million. A&F repurchased 669,100 shares of A&F’s Common Stock in the open market with a market value of $29.2 million during the thirty-nine weeks ended October 30, 2010. Both the Fiscal 2011 and Fiscal 2010 repurchases were pursuant to the A&F Board of Directors’ November 20, 2007 authorization.
As of October 29, 2011, A&F had approximately 8.2 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as increasing capital expenditures and paying of quarterly dividend payments to stockholders subject to A&F Board of Directors approval. In addition, subject to the availability of cash and suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with cash generated from operations. The Company also has availability under the Amended and Restated Credit Agreement as a source of additional funding.
Off-Balance Sheet Arrangements
As of October 29, 2011, the Company did not have any off-balance sheet arrangements.
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
During the thirty-nine weeks ended October 29, 2011, changes to the contractual obligations from those as of January 29, 2011 included the repayment of the outstanding balance of the Prior Credit Agreement and the payment of $15.7 million in previously accrued charges related to the closure of RUEHL branded stores and related direct-to-consumer operations. There were no other material changes in contractual obligations as of October 29, 2011, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity
July 30, 2011	326	183	545	19	1,073
New	—	—	19	—	19
Closed	—	—	—	—	—

October 29, 2011	326	183	564	19	1,092

Gross Square Feet (thousands)
July 30, 2011	2,970	870	3,778	183	7,801
New	—	—	166		166
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	—	—	—	—	—

October 29, 2011	2,970	870	3,944	183	7,967

Average Store Size	9,110	4,754	6,993	9,632	7,296

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity
July 31, 2010	345	206	530	17	1,098
New	2	1	7	—	10
Remodels/Conversions (net activity)	—	(2)	—	—	(2)
Closed	—	—	—	—	—

October 30, 2010	347	205	537	17	1,106

Gross Square Feet (thousands)
July 31, 2010	3,097	976	3,629	166	7,868
New	15	6	54	—	75
Remodels/Conversions (net activity)	6	(10)	1	—	(3)
Closed	—	—	—	—	—

October 30, 2010	3,118	972	3,684	166	7,940

Average Store Size	8,986	4,741	6,860	9,765	7,179

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, were as follows:

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity
January 29, 2011	325	185	540	19	1,069
New	1	—	25	—	26
Remodels/Conversions (net activity)	—	—	—	—	—
Closed	—	(2)	(1)	—	(3)

October 29, 2011	326	183	564	19	1,092

Gross Square Feet (thousands)
January 29, 2011	2,955	879	3,739	183	7,756
New	22	—	212	—	234
Remodels/Conversions (net activity)	(7)	(1)	—	—	(8)
Closed	—	(8)	(7)	—	(15)

October 29, 2011	2,970	870	3,944	183	7,967

Average Store Size	9,110	4,754	6,993	9,632	7,296

	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
Store Activity
January 30, 2010	346	209	525	16	1,096
New	5	3	13	1	22
Remodels/Conversions (net activity)	1	(2)	—	—	(1)
Closed	(5)	(5)	(1)	—	(11)

October 30, 2010	347	205	537	17	1,106

Gross Square Feet (thousands)
January 30, 2010	3,110	979	3,597	161	7,847
New	41	25	97	5	168
Remodels/Conversions (net activity)	9	(9)	(3)	—	(3)
Closed	(42)	(23)	(7)	—	(72)

October 30, 2010	3,118	972	3,684	166	7,940

Average Store Size	8,986	4,741	6,860	9,765	7,179

CAPITAL EXPENDITURES
During the third quarter of Fiscal 2011, the Company opened 19 international Hollister stores. During Fiscal 2011, the Company expects to open four additional international Abercrombie & Fitch flagship locations, as well as a total of up to 40 international mall-based Hollister stores, of which 25 had opened as of October 29, 2011. The majority of the stores will open in Europe.
The Company also expects to close approximately 55 to 60 domestic stores during Fiscal 2011, primarily at the end of the year through natural lease expirations. The Company expects total capital expenditures for 2011 to be approximately $350 million, predominately related to new stores, store refreshes, and remodels.
Capital expenditures totaled $227.6 million and $117.0 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	October 29, 2011	October 30, 2010
New Store Construction, Store Refreshes and Remodels	$183.7	$86.6
Home Office, Distribution Centers and Information Technology	43.9	30.4

Total Capital Expenditures	$227.6	$117.0

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.
Costs associated with exit or disposal activities are recorded when the liability is incurred. As of October 29, 2011, the Company expected to make gross cash payments totaling approximately $15.9 million in Fiscal 2011, related primarily to the final lease termination agreements associated with the closure of RUEHL branded stores. $15.7 million of the $15.9 million was paid during the thirty-nine weeks ended October 29, 2011.
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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of October 29, 2011 would have affected pre-tax income by approximately $1.1 million.

A 10% change in the assumption of the redemption pattern for gift cards as of October 29, 2011 would have affected pre-tax income by an immaterial amount.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $3.8 million for the third quarter of Fiscal 2011.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for the third quarter of Fiscal 2011.

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

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the thirteen and thirty-nine weeks ended October 29, 2011. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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
The Company does not expect material changes in the near term to the underlying assumptions used to calculate equity compensation expense for the thirty-nine weeks ended October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s equity compensation expense.

During the thirty-nine weeks ended October 29, 2011, the Company granted stock appreciation rights covering an aggregate of 2,252,895 shares and no stock options. A 10% increase in the expected term would yield a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in stock price volatility would yield a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

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
The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of October 29, 2011. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of October 29, 2011 would increase the SERP accrual by approximately $1.5 million. A 50 basis point increase in the discount rate as of October 29, 2011 would decrease the SERP accrual by an immaterial amount.

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
The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 17 to 32 years. The par and carrying values, and related cumulative temporary impairment charges for the Company’s available-for-sale marketable securities as of October 29, 2011 were as follows:

		Temporary	Carrying
(in thousands)	Par Value	Impairment	Value

Available-for-sale securities:
Auction rate securities — student loan backed	$93,925	$(9,028)	$84,897
Auction rate securities — municipal authority bonds	19,975	(4,538)	15,437

Total available-for-sale securities	$113,900	$(13,566)	$100,334

As of October 29, 2011, approximately 47% of the Company’s ARS were “AAA” rated, approximately 20% of the Company’s ARS were “AA” rated, and approximately 33% of the Company’s ARS were “A-” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS. If the Company expects that it will not recover the entire cost basis of the available-for-sale ARS, intends to sell the available-for-sale ARS, or it becomes more than likely that the Company will be required to sell the available-for-sale ARS before recovery of their cost basis, which may be at maturity, the Company may be required to record an other-than-temporary impairment or additional temporary impairment to write down the assets’ fair value. The Company has not incurred any credit losses on available-for-sale ARS, and furthermore, the issuers continued to perform under the obligations, including making scheduled interest payments, and the Company expects that this will continue in the future.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of October 29, 2011, total assets held in the Rabbi Trust were $84.8 million, which included $11.6 million of municipal notes and bonds with maturities that ranged from two months to 18 months, trust-owned life insurance policies with a cash surrender value of $72.5 million and $0.8 million held in money market funds. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in a realized gain of $0.7 million for both the thirteen weeks ended October 29, 2011 and October 30, 2010. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.2 million and $1.8 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

Interest Rate Risks
As of October 29, 2011, the Company had no long-term debt outstanding under the Amended and Restated Credit Agreement. The interest rate for borrowings under the Amended and Restated Credit Agreement is generally based upon market rates plus a margin based on the Leverage Ratio. There was no long-term debt recorded under the Amended & Restated Credit Agreement for the thirteen weeks ended October 29, 2011. The average interest rate was 2.4% for the thirty-nine weeks ended October 29, 2011. Additionally, as of October 29, 2011, the Company had $350.0 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2011. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 29, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 29, 2011 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
The Company intends to defend the following pending matters vigorously, as appropriate. The Company is unable to quantify the potential exposure of the following pending matters. However, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of the claims. The Company’s identified contingencies include the following matters:
On June 23, 2006, Lisa Hashimoto, et al. v. Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc., was filed in the Superior Court of the State of California for the County of Los Angeles. In that action, plaintiffs alleged, on behalf of a putative class of California store managers employed in Hollister and abercrombie kids stores, that they were entitled to receive overtime pay as “non-exempt” employees under California wage and hour laws. The complaint sought injunctive relief, equitable relief, unpaid overtime compensation, unpaid benefits, penalties, interest and attorneys’ fees and costs. The defendants answered the complaint on August 21, 2006, denying liability. On June 23, 2008, the defendants settled all claims of Hollister and abercrombie kids store managers who served in stores from June 23, 2002 through April 30, 2004, but continued to oppose the plaintiffs’ remaining claims. On January 29, 2009, the Court certified a class consisting of all store managers who served at Hollister and abercrombie kids stores in California from May 1, 2004 through the future date upon which the action concludes. The parties then continued to litigate the claims of that putative class. On May 24, 2010, plaintiffs filed a notice that they did not intend to continue to pursue their claim that members of the class did not exercise independent managerial judgment and discretion. They also asked the Court to vacate the August 9, 2010 trial date previously set by the Court. On July 20, 2010, the trial court vacated the trial date and the defendants then moved to decertify the putative class. On April 7, 2011, the trial court granted defendants’ motion and decertified the putative class. The parties continued to litigate the claims of the individual plaintiffs until November of 2011, when all of those claims were settled for an immaterial amount and released.
On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation

Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. The state court has stayed further proceedings in the state-court derivative action until resolution of the consolidated federal derivative cases. On November 1, 2011, the District Court entered an order which gave preliminary approval to a proposed settlement of the consolidated derivative litigation. The District Court also set a hearing (the “Fairness Hearing”) for December 13, 2011 to determine whether the proposed settlement, which provides for revisions to certain of the Company’s corporate governance regulations, should be finally approved and to consider an award of fees and expenses to plaintiffs’ counsel. The District Court also directed that notice be given to the Company’s stockholders concerning the proposed settlement and their right to be heard in connection with the Fairness Hearing.
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

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of October 29, 2011 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2010 filed on March 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the third quarter of Fiscal 2011.
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended October 29, 2011:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period (Fiscal Month)	Purchased (1)	per Share (2)	or Programs (3)	Plans or Programs (4)
July 31, 2011 through August 27, 2011	164,627	$58.94	150,000	8,236,258
August 28, 2011 through October 1, 2011	2,195	$65.46	—	8,236,258
October 2, 2011 through October 29, 2011	221	$53.21	—	8,236,258

Total	167,043	$59.02	150,000	8,236,258

(1)	An aggregate of 17,043 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended October 29, 2011 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorization described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)	The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorization. On November 21, 2007, A&F announced the November 20, 2007 authorization by A&F’s Board of Directors to repurchase 10.0 million shares of A&F’s Common Stock.

(4)	The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1
Certificate regarding Approval of Amendments to Sections 1.09 and 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on November 15, 2011 (incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed November 21, 2011 (File No. 001-12107))

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through November 15, 2011 [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]*

4.1
Supplement No. 1 to Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of August 31, 2011, between NSOP, LLC, as a New Guarantor, and PNC Bank, National Association, as global agent (incorporated herein by reference to Exhibit 4.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107))

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

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010; (ii) Consolidated Balance Sheets at October 29, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010; and (iv) Notes to Consolidated Financial Statements***

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

ABERCROMBIE & FITCH CO.
Date: December 6, 2011	By:	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through November 15, 2011 [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]*

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

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010; (ii) Consolidated Balance Sheets at October 29, 2011 and January 29, 2011; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010; and (iv) Notes to Consolidated Financial Statements.***

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