Form 10-K
period 2012-01-28
ABERCROMBIE & FITCH CO /DE/
filed 2012-03-27
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).)     ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 29, 2011: $6,358,940,247.

Number of shares outstanding of the Registrant’s common stock as of March 16, 2012: 84,723,859 shares of Class A Common Stock.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 14, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	111
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS.

GENERAL.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries, are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also operates stores and direct-to-consumer operations offering bras, underwear, personal care products, sleepwear and at-home products for girls under the Gilly Hicks brand. As of January 28, 2012, the Company operated 946 stores in the United States (“U.S.”) and 99 stores outside of the U.S.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012; to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011; and to “Fiscal 2009” represent the 52-week fiscal year ended January 30, 2010. In addition, all references herein to “Fiscal 2012” represent the 53-week fiscal year that will end on February 2, 2013.

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

DESCRIPTION OF OPERATIONS.

Brands.

Abercrombie & Fitch.    Rooted in East Coast traditions and Ivy League heritage, Abercrombie & Fitch is the essence of privilege and casual luxury. The Adirondacks supply a clean inspiration to this preppy, youthful All-American lifestyle. A combination of classic and sexy creates a charged atmosphere that is confident and just a bit provocative. Idolized and respected, Abercrombie & Fitch is timeless and always cool.

abercrombie kids.    The essence of privilege and prestigious East Coast prep schools, abercrombie kids directly follows in the footsteps of Abercrombie & Fitch. With an energetic attitude, abercrombie kids are popular, wholesome and athletic. Casual, with classic, preppy style, abercrombie kids aspire to be like their older sibling, Abercrombie & Fitch. The perfect combination of maturity and mischief, abercrombie kids are the signature of All-American cool.

Hollister.    Hollister is the fantasy of Southern California. It’s all about hot lifeguards and beautiful beaches. Young and fun, with a sense of humor, Hollister never takes itself too seriously. Hollister’s laidback lifestyle and All-American image is timeless and effortlessly cool. Hollister brings Southern California to the world.

Gilly Hicks.    Gilly Hicks is the cheeky cousin of Abercrombie & Fitch. Inspired by the free spirit of Sydney, Australia, Gilly Hicks makes the hottest Push ‘Em Up bras and the cutest Down Undies for young, naturally beautiful, confident girls. Carefree and undeniably pretty, Gilly Hicks is the All-American brand with a Sydney sensibility.

Though each of the Company’s brands embodies its own heritage and handwriting, the brands share common elements and characteristics. The brands are classic, casual, confident, intelligent, privileged and possess a sense of humor.

Refer to the “FINANCIAL SUMMARY” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information regarding net sales and other financial and operational data by segment and by brand.

FINANCIAL INFORMATION ABOUT SEGMENTS.

The Company determines its segments on the same basis that it uses to evaluate performance. In connection with international expansion, the way the Company allocates resources and assesses performance has changed. All of the Company’s segments sell a similar group of products — casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for women. The Company has three reportable segments, U.S. Stores, International Stores and Direct-to-Consumer. Refer to Note 2, “Segment Reporting,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion of the Company’s reportable segments.

IN-STORE EXPERIENCE AND STORE OPERATIONS.

The Company views the customer’s in-store experience as the primary means for communicating the spirit of each brand. The Company emphasizes the senses of sight, sound, smell, touch and energy by utilizing the visual presentation of merchandise, in-store marketing, music, fragrances, rich fabrics and its sales associates to reinforce the aspirational lifestyles represented by the brands.

The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that reflects the Abercrombie & Fitch, abercrombie kids, Hollister or Gilly Hicks lifestyle.

The Company’s sales associates and managers are a central element in creating the atmosphere of the stores. In addition to serving customers, sales associates and managers reflect the casual, energetic and aspirational attitude of the brands.

Merchandise is similarly displayed, regardless of location, to ensure a consistent in-store experience. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. In addition, standardization of each brand’s store design and merchandise presentation enables the Company to open new stores efficiently.

At the end of Fiscal 2011, the Company operated 1,045 stores. The following table details the number of retail stores operated by the Company at January 28, 2012:

Fiscal 2011	Abercrombie & Fitch	abercrombie kids	Hollister	Gilly Hicks	Total
U.S.	280	154	494	18	946
International	14	5	77	3	99

Total	294	159	571	21	1,045

DIRECT-TO-CONSUMER BUSINESS.

The Company operates websites for each brand, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience. Aggregate total net sales through direct-to-consumer operations, including shipping and handling revenue, were $552.6 million for Fiscal 2011, representing 13.3% of total net sales. The Company believes its direct-to-consumer operations have broadened its market and brand recognition worldwide.

MARKETING AND ADVERTISING.

The Company considers the in-store experience to be its primary marketing vehicle. The Company’s marketing strategy emphasizes the senses to reinforce the aspirational lifestyle represented by each brand. The Company’s flagship stores represent the pinnacle of the Company’s in-store branding efforts. The Company also engages its customers through the internet, social media and mobile commerce in ways that reinforce the aspirational lifestyle of the brands. Flagship stores and social media both attract a substantial number of international consumers and have significantly contributed to the worldwide status of the Company’s iconic brands.

MERCHANDISE SUPPLIERS.

During Fiscal 2011, the Company sourced merchandise through approximately 170 vendors located throughout the world; primarily in Asia and Central and South America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2011. The Company pursues a global sourcing strategy that includes relationships with vendors in 16 countries as well as the United States. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. dollars.

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

Before the Company begins production with any factory, the factory must first go through a rigorous quality assurance inspection to ensure it meets Company standards. This includes factories that are subcontractors to the factories and vendors with whom the Company works. All business partners are contractually required to adhere to our vendor Code of Conduct, and all new factories go through an initial social audit, which includes a factory walk-through to appraise the physical working conditions and health and safety practices. Social audits on the factories are also performed once a year after the initial audit. The Company strives to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights and workplace safety.

DISTRIBUTION AND MERCHANDISE INVENTORY.

The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company uses its two DCs in New Albany, Ohio to support its North American stores, and North American and Asian direct-to-consumer customers. The Company is in the process of consolidating the operations of its two DCs in New Albany, Ohio into one, with an expected completion date by the end of Fiscal 2012. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, and a third-party DC in Hong Kong for the distribution of merchandise to stores located in Asia. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and a separate contract carrier for its European and Asian stores and direct-to-consumer customers.

The Company strives to maintain sufficient quantities of inventory in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.

INFORMATION SYSTEMS.

The Company’s management information systems consist of a full range of retail, merchandising and financial systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to make the Company scalable, efficient, and more accurate, including support of its international expansion.

SEASONAL BUSINESS.

The retail apparel market has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”); and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School (August) and Holiday (November and December) selling periods, particularly in the U.S.

TRADEMARKS.

The Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, “Moose” and “Seagull” trademarks are registered with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

OTHER INFORMATION.

Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

COMPETITION.

The sale of apparel, accessories and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional and national department stores. As the Company continues expanding internationally, it also faces competition in local markets from established chains, as well as local specialty stores. Brand recognition, fashion, price, service, store location, selection and quality are the principal competitive factors in retail store and direct-to-consumer sales.

The competitive challenges facing the Company include anticipating and quickly responding to changing fashion trends; and maintaining the aspirational positioning of its brands. Furthermore, the Company faces additional competitive challenges as many retailers continue promotional activities regardless of economic conditions, particularly in the U.S. In response to these conditions, the Company has engaged in promotional activity in the U.S. while continuing to focus on preserving the value of its brands.

ASSOCIATE RELATIONS.

As of March 16, 2012, the Company employed approximately 90,000 associates. Approximately 80,000 of the Company’s associates were part-time associates.

On average, the Company employed approximately 27,000 full-time equivalents during Fiscal 2011 which included approximately 17,000 full-time equivalents comprised of part-time associates, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.

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

DISCONTINUED OPERATIONS.

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.

Accordingly, the results of operations of RUEHL are reflected in Income (Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for all periods presented. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

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

•	our direct-to-consumer sales are subject to numerous risks that could adversely impact sales;

•	we have incurred, and may continue to incur, significant costs related to store closures;

•	our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable store sales may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our stock price may be volatile and investors may not be able to resell shares of our Common Stock at or above the price paid to acquire the shares;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;

•	we do not own or operate any manufacturing facilities and, therefore, depend upon independent third parties for the manufacture of all our merchandise;

•

our reliance on two distribution centers domestically and two third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

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

•

our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters, pandemic disease and other unexpected events, any of which could result in an interruption to our business and adversely affect our operating results;

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

•

our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and adversely impact our financial results;

•	operating results and cash flows at the store level may cause us to incur impairment charges;

•

we are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply;

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•

our unsecured Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) and our Term Loan Agreement include financial and other covenants that impose restrictions on our financial and business operations;

•	our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions; and

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

The following sets forth a description of the preceding risk factors that we believe may be relevant to an understanding of our business. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

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

During Fiscal 2008 and Fiscal 2009, the combination of these factors caused consumer spending in the U.S. to deteriorate significantly. While consumer spending began to improve in Fiscal 2010 and continued to improve in Fiscal 2011, these factors may cause levels of spending to remain depressed relative to historical levels for the foreseeable future. In addition, these factors may cause consumers to purchase products from lower-priced competitors or to defer purchases of apparel and personal care products altogether.

In addition, we have significantly expanded our presence in the European market. The ongoing Euro financial crisis may impact consumer demand for our merchandise. The economic conditions and factors described above could adversely affect the productivity of our stores, as well as adversely affect the pace of opening new international stores, or their productivity once opened.

Economic uncertainty could have a material adverse effect on our results of operations, liquidity, and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability of which may be uncertain.

In addition, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, international growth strategy, store growth, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations. The risks could be exacerbated individually, or collectively.

If we are unable to anticipate, identify and respond to changing fashion trends and consumer preferences in a timely manner, and manage our inventory commensurate with customer demand, our sales levels and profitability may decline.

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Our merchandise must appeal to our consumers, whose preferences cannot be predicted with certainty and are also subject to rapid change. We must translate market trends into appropriate, saleable merchandise far in advance of its sale in our stores or through our websites. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. Moreover, there can be no assurance that we will continue to anticipate consumer demands successfully in the future. To the extent we fail to anticipate, identify and respond effectively to changing consumer preferences and fashion trends, our sales will be adversely affected. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory or increases in inventory valuation reserves. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities, particularly in the U.S., increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. Any of these events could significantly harm our operating results and financial condition.

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

In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The cost of transportation has been increasing as well and, if the price of oil continues to increase, and there continues to be significant unrest in the Middle East, it is unlikely that such cost pressure will abate.

We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations.

Equity-based compensation awarded under the employment agreement with our Chief Executive Officer could adversely impact our cash flows, financial position or results of operations and could have a dilutive effect on our outstanding Common Stock.

Under the Employment Agreement entered into as of December 19, 2008, between A&F and Michael S. Jeffries, our Chairman and Chief Executive Officer (the “Employment Agreement”), Mr. Jeffries received grants (the “Retention Grants”) of stock appreciation rights. In addition to the Retention Grants, Mr. Jeffries is eligible to receive two equity-based grants during each fiscal year of the term of the Employment Agreement starting with Fiscal 2009 (each, a “Semi-Annual Grant”). The value of a Semi-Annual Grant is uncertain and dependent on the future market price of our Common Stock and our financial performance. To date, Mr. Jeffries has received Semi-Annual Grants, in the aggregate, of 3,752,259 stock appreciation rights.

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

In the event that there are not sufficient shares of Common Stock available to be issued under our Amended and Restated 2007 Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan at the time these equity-based awards are ultimately settled, we will be required to settle some portion of the awards in cash, which could have an adverse impact on our cash flow from operations, financial position or results of operations. Furthermore, the awards may not be deductible pursuant to Internal Revenue Code Section 162(m). In addition, under applicable accounting rules, if our stock price increases to a point where, as of any measurement date, we would be unable to settle outstanding equity-based awards in shares of Common Stock from our existing plans, we will be required to classify and account for all or a portion of the equity-based awards as liabilities. This could further adversely impact our results of operations.

Our growth strategy relies significantly on international expansion, which adds complexity to our operations and may strain our resources and adversely impact current store performance.

Our growth strategy largely depends on the opening of new international stores. This international expansion has placed, and will continue to place, increased demands on our operational, managerial and administrative resources at all levels of the Company. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores or could adversely affect our inventory levels. Furthermore, our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks. Our international expansion strategy and success could also be adversely impacted by the global economy. Failure to properly implement our growth strategy could have a material adverse effect on our financial condition and results of operations or could otherwise adversely affect our ability to achieve our objectives.

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

Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors could adversely affect our ability to achieve the objectives that we have established for ourselves.

Our direct-to-consumer sales are subject to numerous risks that could adversely impact sales.

We sell merchandise for each brand over the Internet, both domestically and internationally. Our direct-to-consumer operations are subject to numerous risks, including:

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

Our failure to successfully respond to these risks might adversely affect sales in our direct-to-consumer business, as well as damage our reputation and brands.

We have incurred, and may continue to incur, significant costs related to store closures.

We may incur costs associated with store closures resulting from, among other things, lease termination agreements associated with closing stores prior to the stores’ lease expiration date. These costs could be significant and could have a material adverse effect on our financial condition and results of operations. We previously announced our intention to close underperforming domestic stores, primarily through natural lease expirations, as part of our efforts to increase domestic store productivity.

Our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations.

Historically, we have developed and launched new brands internally that have contributed to our sales growth. Our most recent brand, Gilly Hicks, offers bras, underwear, personal care products, sleepwear and at-home products for girls. The development of new brand concepts such as Gilly Hicks requires management’s focus and attention, as well as significant capital investments. Furthermore, a new brand concept is susceptible to risks, including lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that a new brand concept, including Gilly Hicks, will achieve successful results. The failure of Gilly Hicks to be launched successfully, and to achieve profitability, could have a material adverse effect on our financial condition and results of operations. The costs of exiting a brand are significant. In Fiscal 2009, we incurred pre-tax exit costs of $56.1 million and pre-tax impairment charges of $51.5 million associated with the closure of RUEHL. In addition, the ongoing development of new concepts may place a strain on available resources.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.

The functional currency of our international subsidiaries is generally the local currency in which each operates, which includes British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Singapore Dollars, Swedish Kronor and Swiss Francs. Our consolidated financial statements are presented in U.S. dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which could result in foreign currency transaction gains or losses. The fluctuation in the value of the U.S. dollar against other currencies could impact our financial results.

Furthermore, we purchase substantially our entire inventory in U.S. dollars. As a result, our gross margin rate from international operations is subject to volatility from movements in exchange rates over time, which could have an adverse effect on our financial condition and results of operations and profitability from the growth desired from international operations.

Our business could suffer if our information technology systems are disrupted or cease to operate effectively.

We rely heavily on our information technology systems: to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase; sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain cyber security. Despite efforts to prevent such an occurrence, our information technology systems are vulnerable from time-to-time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could — especially if the disruption or slowdown occurred during our peak selling seasons — result in delays of merchandise delivery to our stores and customers, which could reduce demand for our merchandise and cause our sales and profitability to decline.

Comparable store sales may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock.

Our comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20%, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable store sales results including, but not limited to, fashion trends, actions by competitors or mall anchor tenants, changes in economic conditions and consumer spending patterns, weather conditions, opening and/or closing of our stores in proximity to each other, the timing of the release of new merchandise and promotional events, changes in our merchandise mix and the calendar shifts of tax free and holiday periods.

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

The sale of apparel and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional, national and international department stores. The substantial sales growth in the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

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

Our stock price may be volatile and investors may not be able to resell shares of our Common Stock at or above the price paid to acquire the shares.

The price of our Common Stock fluctuates significantly, which may result in losses for investors. The market price of our Common Stock has been volatile. From February 1, 2009 to January 28, 2012, the price of our Common Stock reported by the New York Stock Exchange ranged from a low of $16.95 per share to a high of $78.25 per share. We expect our Common Stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls in the U.S. and, increasingly, in many international locations as shopping destinations. We cannot control the development of new shopping malls in the United States or around the world; the availability or cost of appropriate locations within existing or new shopping malls; competition with other retailers for prominent locations; or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international stores, which are primarily mall-based, and could have a material adverse effect on our financial condition or results of operations. Unfavorable economic conditions, particularly in certain regions, have affected mall traffic and resulted in the closing of certain anchor stores. The viability of certain commercial and real estate firms, which operate major shopping malls, has also been threatened. In addition, some malls that were in prominent locations when we opened stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our gross profits and net income.

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

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, due to the increased sales during the Holiday selling season and, to a lesser extent, the third fiscal quarter, reflecting increased sales during the Back-to-School selling season in the U.S. Our net sales and net income during the first and second fiscal quarters are typically lower due, in part, to the traditional slowdown in retail sales immediately following the Holiday selling season. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Any factors negatively affecting us during the third and fourth fiscal quarters of any year, including inclement weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

Our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results.

We must order and keep appropriate merchandise in stock to meet demand. As a result, the inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our financial condition and results of operations. High inventory levels due to unanticipated decreases in demand for our products, misidentification of fashion trends, or excess inventory purchases could require us to sell merchandise at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability. Low levels of inventory due to conservative planning could also affect product offerings in our stores and on our websites, and negatively impact net sales and profitability.

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

We source the majority of our merchandise outside of the U.S. through arrangements with approximately 170 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of our domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;

•	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;

•	the imposition of additional duties, tariffs and other charges on imports and exports;

•	quotas imposed by bilateral textile agreements;

•	economic uncertainties and adverse economic conditions (including inflation and recession);

•	fluctuations in the value of the U.S. dollar against foreign currencies;

•	restrictions on the transfer of funds;

•	the potential of manufacturer financial instability, inability to access needed liquidity or bankruptcy;

•	significant labor disputes, such as dock strikes;

•	significant delays in the delivery of cargo due to port security considerations;

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•	natural disasters; and

•	regulations to address climate change.

In addition, we cannot predict whether the countries in which our merchandise is manufactured, or may be manufactured in the future, will be subject to new or additional trade restrictions imposed by the U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition or results of operations.

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

Our reliance on two distribution centers domestically and two third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers.

Our two distribution centers located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to our North American stores and to our North American and Asian direct-to-consumer customers. We also use a third-party distribution center in the Netherlands to manage the receipt, storage, sorting, packing and distribution of merchandise delivered to our stores and direct-to-consumer customers in Europe and a third-party distribution center in Hong Kong to manage receipt, storage, sorting, packing and distribution of merchandise delivered to our stores in Asia. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

We are in the process of consolidating our two distribution centers in New Albany into one distribution center, with an expected completion date at the end of Fiscal 2012. This consolidation requires management’s focus and attention, as well as significant capital investments. We believe this consolidation will result in improved operational efficiencies and that one distribution center in New Albany is adequate. However, if we are unable to operate effectively with one distribution center, our distribution operations could be disrupted. Furthermore, consolidation into one distribution center increases our susceptibility to risks associated with system failures, accidents, weather conditions, natural disasters, and other unforeseen circumstances. If our operations are disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

Our reliance on third parties to deliver merchandise from our distribution centers to our stores and direct-to-consumer customers could result in disruptions to our business.

The efficient operation of our stores and direct-to-consumer business depends on the timely receipt of merchandise from our distribution centers. We deliver our merchandise to our stores and direct-to-consumer customers using independent third parties. We utilize primarily one contract carrier to ship merchandise and related materials to our North American stores and direct-to-consumer customers, and a separate contract carrier for our European and Asian stores and direct-to-consumer customers. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.

A significant portion of our customer orders are placed through our websites. In addition, a significant portion of sales made through our retail stores requires the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. A security breach could cause customers to lose confidence in the security of our websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations.

In addition, state, federal and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft. These laws and regulations will likely increase the costs of doing business and if we fail to implement appropriate security measures, or to detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, which could adversely affect our business and results of operations.

Modifications and/or upgrades to our information technology systems may disrupt our operations.

We regularly evaluate our information technology systems and requirements and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. We believe we are taking appropriate action to mitigate the risks through disciplined adherence to methodology, program management, testing and user involvement, as well as securing appropriate commercial contracts with third-party vendors supplying the replacement technologies. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition and results of operations. Additionally, there is no assurance that a successfully implemented system will deliver the anticipated value to us.

Our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters, pandemic disease and other unexpected events, any of which could result in an interruption to our business and adversely affect our operating results.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-consumer operations, as well as the operations of our vendors and manufacturers, are vulnerable to damage from natural disasters, pandemic disease and other unexpected events. If any of these events result in damage to our facilities, systems or stores, or the facilities or systems of our vendors or manufacturers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage which exceeds our applicable insurance coverage.

Our business is also vulnerable to any interruption related to an outbreak of a pandemic disease in countries where we have retail locations or source our merchandise.

Our litigation exposure could have a material adverse effect on our financial condition and results of operations.

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

We believe our trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos, are an essential element of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, we own registrations and have pending applications for other trademarks in the U.S. and have applied for or obtained registrations from the registries in many foreign countries in which our stores or our manufacturers are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

We have an anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Brand Protection Team, whose goal is to eliminate the supply of illegal pieces of our products. The Brand Protection Team interacts with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of our trademarks. Although brand security initiatives are in place, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful.

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

We believe that commercial insurance coverage is prudent for risk management in certain areas of our business. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-held companies, intervention by the government or a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. Furthermore, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risk. We are primarily self-insured for workers’ compensation and employee health benefits. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures could exist for which no insurance may be available and for which we have not reserved.

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

Furthermore, our impairment review requires us to make estimates and projections regarding, but not limited to, future cash flows. We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. We have recognized significant impairment charges in the past and may do so in the future.

We are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution centers. As our business becomes more international in scope and we enter more countries internationally, the number of laws and regulations that we are subject to, as well as their scope and reach, increase significantly and heighten our risks. If these laws and regulations were to change, or were violated by our management, employees, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm, as well as significant fines, penalties and sanctions both domestically and abroad. In addition, changes in federal, state and international minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability. We are also subject to U.S. securities laws and regulations as well as stock exchange rules which could subject us to enforcement actions, de-listing and adverse legal sanctions for non-compliance.

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

Our unsecured Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) and our Term Loan Agreement include financial and other covenants that impose restrictions on our financial and business operations.

Our Amended and Restated Credit Agreement expires on July 27, 2016, and market conditions could potentially impact the size and terms of a replacement facility. The commitment of the lenders to make loans under the Term Loan Agreement expires on February 22, 2013 and the Term Loan Agreement has a maturity date of February 23, 2017.

Both our Amended and Restated Credit Agreement and our Term Loan Agreement contain financial covenants that require us to maintain a minimum coverage ratio and a maximum leverage ratio. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and the lenders could declare outstanding borrowings immediately due and payable. If that should occur, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the Amended and Restated Credit Agreement and/or the Term Loan Agreement.

The inability to obtain credit on commercially reasonable terms, or a default under the current Amended and Restated Credit Agreement and/or the Term Loan Agreement, could adversely impact our liquidity and results of operations.

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

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

Changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s accounting standards requirements are creating additional complexities for public companies. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. In addition, the expected future requirement to transition to, or converge with, international financial reporting standards is creating uncertainty and additional complexities. These changing regulatory requirements may lead to additional compliance costs, as well as the diversion of our management’s time and attention from strategic business activities and could have a significant effect on our reported results for the affected periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and support functions occupy 491 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small distribution and shipping facility located in the Columbus, Ohio area, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Los Angeles, California, as well as offices in the United Kingdom, Japan, Switzerland, Italy and China.

All of the retail stores operated by the Company, as of March 16, 2012, are located in leased facilities, primarily in shopping centers in North America, Europe and Asia. The leases expire at various dates, between 2012 and 2031.

The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

As of March 16, 2012, the Company’s 1,047 stores were located in North America, Europe and Asia as follows:

U.S. & U.S. Territories:
Alabama	6	Kentucky	9	North Dakota	1
Alaska	1	Louisiana	10	Ohio	31
Arizona	16	Maine	4	Oklahoma	7
Arkansas	7	Maryland	19	Oregon	10
California	130	Massachusetts	34	Pennsylvania	44
Colorado	10	Michigan	26	Rhode Island	3
Connecticut	20	Minnesota	16	South Carolina	10
Delaware	5	Mississippi	2	South Dakota	1
District Of Columbia	1	Missouri	14	Tennessee	21
Florida	74	Montana	2	Texas	87
Georgia	22	Nebraska	4	Utah	8
Hawaii	5	Nevada	13	Vermont	2
Idaho	3	New Hampshire	10	Virginia	23
Illinois	40	New Jersey	40	Washington	20
Indiana	21	New Mexico	3	West Virginia	5
Iowa	7	New York	54	Wisconsin	13
Kansas	5	North Carolina	26	Puerto Rico	1

International Stores:
Canada	19	France	5	Sweden	2
Denmark	1	China	3
Germany	15	Belgium	3
Italy	7	Ireland	1
Japan	2	Austria	3
Spain	9	Hong Kong	1
United Kingdom	29	Singapore	1

ITEM 3.	LEGAL PROCEEDINGS.

A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company intends to defend the following pending matters vigorously, as appropriate. The Company’s identified contingencies include the following matters:

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. On November 1, 2011, the District Court entered an order which gave preliminary approval to a proposed settlement of the consolidated derivative litigation. The District Court also set a hearing (the “Fairness Hearing”) for December 13, 2011 to determine whether the proposed settlement should be finally approved and to consider an award of fees and expenses to plaintiffs’ counsel. The District Court also directed that notice be given to the Company’s stockholders concerning the proposed settlement and their right to be heard in connection with the Fairness Hearing. On December 19, 2011, the District Court, after the Fairness Hearing, entered a final order (1) approving the proposed settlement submitted to the District Court by the parties to the derivative litigation and (2) dismissing with prejudice all claims contained in the 2005 derivative cases. The District Court’s order also resulted in dismissal of the state-court derivative action, which had been stayed pending resolution of the federal derivative cases.

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement.

On October 17, 2011, Amber Echavez a former employee, filed an action against Abercrombie & Fitch Co. and two of its subsidiaries (collectively, the “Defendants”) in the Superior Court of Los Angeles County, California. She alleged the Defendants violated California labor laws by failing to provide suitable seats for her and for other current and former employees. She sought to maintain the suit as a class action on behalf of a class of retail sales employees and also as a representative action under California’s Private Attorney General Act of 2004 (“PAGA”). On November 23, 2011, the Defendants removed the action to the United States District Court for the Central District of California (the “Court”) and on February 6, 2012, moved (1) to dismiss the action for failure to state a claim and (2) to strike plaintiff’s class allegations. On March 12, 2012, the Court entered an order denying Defendants’ motion to dismiss and granting Defendants’ motion to strike plaintiff’s class allegations. The parties are continuing to litigate plaintiff’s remaining claims.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 16, 2012:

Michael S. Jeffries, 67, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the title of President of A&F. Under the terms of the Employment Agreement, entered into as of December 19, 2008, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.

Diane Chang, 56, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Leslee K. Herro, 51, has been Executive Vice President — Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.

Jonathan E. Ramsden, 47, has been Executive Vice President and Chief Financial Officer of A&F since December 2008. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

Ronald A. Robins, Jr., 48, has been Senior Vice President, General Counsel and Secretary of A&F since August 2010. Mr. Robins joined A&F in November 2009 as Deputy General Counsel after spending 16 years at Vorys, Sater, Seymour and Pease LLP, 13 years as a partner in the firm’s corporate and finance practice group. Mr. Robins clerked for The Honorable Milton Pollack of the United States District Court for the Southern District of New York from 1989 to 1990. Before joining Vorys, Mr. Robins practiced for several years as an associate at Davis Polk & Wardwell in New York City.

The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2011 and Fiscal 2010:

	Sales Price
	High	Low
Fiscal 2011
4th Quarter	$76.33	$43.56
3rd Quarter	$77.49	$55.70
2nd Quarter	$78.25	$62.46
1st Quarter	$72.61	$48.40

Fiscal 2010
4th Quarter	$58.50	$41.55
3rd Quarter	$45.75	$33.97
2nd Quarter	$45.71	$29.94
1st Quarter	$51.12	$31.31

A quarterly dividend, of $0.175 per share, was paid in each of March, June, September and December in each of Fiscal 2009, Fiscal 2010 and Fiscal 2011. A&F expects to continue to pay a quarterly dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.

As of March 16, 2012, there were approximately 4,300 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 42,360 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 28, 2012:

Period (Fiscal Month)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(4)
October 30, 2011 through November 26, 2011	1,019,876	$49.15	1,017,290	7,218,968
November 27, 2011 through December 31, 2011	1,002,878	$47.91	1,000,000	6,218,968
January 1, 2012 through January 28, 2012	471	$47.40	—	6,218,968

Total	2,023,225	$48.53	2,017,290	6,218,968

(1)	An aggregate of 5,935 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended January 28, 2012, represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publically announced stock repurchase authorization described in footnote 3 below.

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

During Fiscal 2011, A&F repurchased approximately 3.5 million shares of A&F’s Common Stock in the open market with a cost of approximately $196.6 million. During Fiscal 2010, A&F repurchased approximately 1.6 million shares of A&F’s Common Stock in the open market with a cost of approximately $76.2 million. A&F did not repurchase any shares of A&F’s Common Stock in the open market during Fiscal 2009. Both the Fiscal 2011 and the Fiscal 2010 repurchases were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended January 28, 2012 (the last day of A&F’s Fiscal 2011) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH(1)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Abercrombie & Fitch Co., the S&P 500 Index

and the S&P Apparel Retail Index

*	$100 invested on 2/3/07 in stock or 1/31/07 in index, including reinvestment of dividends.
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

ABERCROMBIE & FITCH CO.

FINANCIAL SUMMARY

(Thousands, except per share and per square foot amounts, ratios and store and associate data)

Summary of Operations

(Information below excludes amounts related to discontinued operations, except where otherwise noted)

	2011	2010	2009	2008	2007
Net Sales	$4,158,058	$3,468,777	$2,928,626	$3,484,058	$3,699,656
Gross Profit	$2,518,870	$2,212,181	$1,883,598	$2,331,095	$2,488,166
Operating Income	$190,030	$231,932	$117,912	$498,262	$778,909
Net Income from Continuing Operations	$126,862	$150,283	$78,953	$308,169	$499,127
Income (Loss) from Discontinued Operations, Net of Tax(1)	$796	$—	$(78,699)	$(35,914)	$(23,430)
Net Income(1)	$127,658	$150,283	$254	$272,255	$475,697
Dividends Declared Per Share	$0.70	$0.70	$0.70	$0.70	$0.70
Net Income Per Share from Continuing Operations
Basic	$1.46	$1.71	$0.90	$3.55	$5.72
Diluted	$1.42	$1.67	$0.89	$3.45	$5.45
Net Income (Loss) Per Share from Discontinued Operations(1)
Basic	$0.01	$—	$(0.90)	$(0.41)	$(0.27)
Diluted	$0.01	$—	$(0.89)	$(0.40)	$(0.26)
Net Income Per Share(1)
Basic	$1.47	$1.71	$0.00	$3.14	$5.45
Diluted	$1.43	$1.67	$0.00	$3.05	$5.20
Basic Weighted-Average Shares Outstanding	86,848	88,061	87,874	86,816	87,248
Diluted Weighted-Average Shares Outstanding	89,537	89,851	88,609	89,291	91,523
Other Financial Information
Total Assets (including discontinued operations)	$3,048,153	$2,941,415	$2,821,866	$2,848,181	$2,567,598
Return on Average Assets(2)	4%	5%	0%	10%	20%
Working Capital(3)	$783,422	$874,417	$776,311	$622,213	$585,575
Current Ratio(4)	$2.11	$2.56	$2.73	$2.38	$2.08
Net Cash Provided by Operating Activities(1)	$365,219	$391,789	$395,487	$491,031	$817,524
Capital Expenditures	$318,598	$160,935	$175,472	$367,602	$403,345
Long-Term Debt	$57,851	$68,566	$71,213	$100,000	$—
Stockholders’ Equity (including discontinued operations)	$1,862,456	$1,890,784	$1,827,917	$1,845,578	$1,618,313
Return on Average Stockholders’ Equity(5)	7%	8%	0%	16%	31%
Comparable Store Sales(6)	5%	7%	(23)%	(13)%	(1)%
Net Store Sales Per Average Gross Square Foot	$463	$390	$339	$432	$503
Stores at End of Year and Average Associates
Total Number of Stores Open	1,045	1,069	1,096	1,097	1,013
Gross Square Feet	7,778	7,756	7,848	7,760	7,133
Average Number of Associates(7)	91,000	83,000	83,000	96,200	94,600

(1)	Includes results of operations from RUEHL branded stores and related direct-to-consumer operations. Results from discontinued operations were immaterial in Fiscal 2010.

(2)	Return on Average Assets is computed by dividing net income (including discontinued operations) by the average asset balance (including discontinued operations).

(3)	Working Capital is computed by subtracting current liabilities (including discontinued operations) from current assets (including discontinued operations).

(4)	Current Ratio is computed by dividing current assets (including discontinued operations) by current liabilities (including discontinued operations).

(5)	Return on Average Stockholders’ Equity is computed by dividing net income (including discontinued operations) by the average stockholders’ equity balance (including discontinued operations).

(6)	A store is included in comparable store sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year.

(7)	Includes employees from RUEHL operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 28, 2012 is compared to the fifty-two week period ended January 29, 2011 and the fifty-two week period ended January 29, 2011 is compared to the fifty-two week period ended January 30, 2010.

The Company had net sales of $4.158 billion for the fifty-two weeks ended January 28, 2012, an increase of 20% from $3.469 billion for the fifty-two weeks ended January 29, 2011. Operating income for Fiscal 2011 was $190.0 million, which was down from $231.9 million in Fiscal 2010.

Net income from continuing operations was $126.9 million and net income from continuing operations per diluted share was $1.42 in Fiscal 2011, compared to net income from continuing operations of $150.3 million and net income from continuing operations per diluted share of $1.67 in Fiscal 2010.

Excluding charges for impairments and write-downs of store-related long-lived assets, charges related to store closures and lease exits, and other charges associated with legal settlements and a change in intent regarding the Company’s auction rate securities (ARS), the Company reported adjusted, non-GAAP net income per diluted share from continuing operations of $2.30 for the fifty-two weeks ended January 28, 2012. Excluding store-related asset impairment charges and exit charges associated with domestic store closures, the Company reported non-GAAP net income per diluted share from continuing operations of $2.05 for the fifty-two weeks ended January 29, 2011.

The Company believes that the non-GAAP financial measures are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the Consolidated Statements of Operations and Comprehensive Income impact of non-cash, store-related asset impairment charges, charges related to store closures and lease exits, and other charges associated with legal settlements during the fiscal year and a change in intent regarding the Company’s ARS. These non-GAAP financial measures should not be used as alternatives to net income per diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above.

	Fifty-Two Weeks Ended
	January 28, 2012	January 29, 2011
Net income per diluted share from continuing operations on a GAAP basis	$1.42	$1.67
Plus: Asset impairment charges(1)	0.49	0.34
Plus: Asset write-downs(2)	0.10	—
Plus: Store closure and lease exit charges(3)	0.13	0.03
Plus: Legal charges(4)	0.07	—
Plus: ARS charges(5)	0.09	—

Net income per diluted share from continuing operations on a non-GAAP basis	$2.30	$2.05
Plus: Net income from discontinued operations	0.01	—

Net income per diluted share on a non-GAAP basis	$2.31	$2.05

(1)

The store-related asset impairment charges relate to stores whose asset carrying value exceeded their fair value. For the fifty-two week period ended January 28, 2012, the charge was associated with 14 Abercrombie & Fitch, 21 abercrombie kids, 42 Hollister and two Gilly Hicks stores. For the fifty-two week period ended January 29, 2011, the charge was associated with two Abercrombie & Fitch, two abercrombie kids, nine Hollister and 13 Gilly Hicks stores.

(2)

For the fifty-two week period ended January 28, 2012, the charge associated with the asset write-downs was related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project.

(3)

For the fifty-two week periods ended January 28, 2012 and January 29, 2011, the charges for store closures and lease exits were associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures.

(4)	For the fifty-two week period ended January 28, 2012, the charge was related to legal settlements during the fourth quarter.

(5)

For the fifty-two week period ended January 28, 2012, the charge associated with the ARS was related to a change in intent with regard to the Company’s auction rate securities portfolio, which resulted in recognition of an other-than-temporary impairment.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $365.2 million for Fiscal 2011. This source of cash was primarily driven by results from operations, adjusted for non-cash items, an increase in accounts payable and accrued expenses partially offset by increases in inventory. The Company used $318.6 million of cash for capital expenditures. The Company also repurchased $196.6 million of Common Stock, paid dividends totaling $61.0 million, repaid borrowings under the credit agreement of $45.0 million and received $46.5 million in proceeds from the exercise of stock options during Fiscal 2011. As of January 28, 2012, the Company had $583.5 million in cash and equivalents, no outstanding debt aside from that related to landlord financing obligations, and immaterial stand-by letters of credit.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the last three fiscal years, expressed as a percentage of net sales:

	2011	2010	2009
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	39.4	36.2	35.7

GROSS PROFIT	60.6	63.8	64.3
Stores and Distribution Expense	45.4	45.8	48.7
Marketing, General and Administrative Expense	10.5	11.6	12.1
Other Operating Expense (Income), Net	0.1	(0.3)	(0.5)

OPERATING INCOME	4.6	6.7	4.0
Interest Expense (Income), Net	0.1	0.1	(0.1)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	4.5	6.6	4.1
Tax Expense from Continuing Operations	1.4	2.3	1.4

NET INCOME FROM CONTINUING OPERATIONS	3.1	4.3	2.7

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, Net of Taxes	0.0	—	(2.7)

NET INCOME	3.1%	4.3%	0.0%

FINANCIAL SUMMARY

The following summarized financial and statistical data compares Fiscal 2011 to Fiscal 2010, Fiscal 2010 to Fiscal 2009, and Fiscal 2009 to Fiscal 2008:

	2011	2010	2009
Net sales by segment (in thousands)	$4,158,058	$3,468,777	$2,928,626
U.S. Stores	$2,710,842	$2,546,798	$2,377,771
International Stores	$876,613	$505,136	$256,216
Direct-to-consumer	$552,603	$404,974	$290,102
Other	$18,000	$11,869	$4,537

Increase (decrease) in net sales from prior year	20%	18%	(16)%
U.S. Stores	6%	7%	(21)%
International Stores	74%	97%	70%
Direct-to-consumer	36%	40%	(8)%
Other	52%	162%	15%

Net sales by brand (in thousands)	$4,158,058	$3,468,777	$2,928,626
Abercrombie & Fitch	$1,665,135	$1,493,101	$1,272,287
abercrombie	$397,904	$382,579	$343,164
Hollister	$2,022,002	$1,552,814	$1,287,241
Gilly Hicks**	$73,017	$40,283	$25,934

Increase (decrease) in net sales from prior year	20%	18%	(16)%
Abercrombie & Fitch	12%	17%	(17)%
abercrombie	4%	11%	(18)%
Hollister	30%	21%	(15)%
Gilly Hicks	81%	55%	45%

Increase (decrease) in comparable store sales*	5%	7%	(23)%
Abercrombie & Fitch	3%	9%	(19)%
abercrombie	4%	5%	(23)%
Hollister	8%	6%	(27)%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for the fifty-two week periods ended January 28, 2012, January 29, 2011 and January 30, 2010 reflect the activity of 21, 19 and 16 stores, respectively.

CURRENT TRENDS AND OUTLOOK

Our results for Fiscal 2011 were below our expectations in a very challenging environment. During Fiscal 2011, we saw all-time high cotton costs, resulting in higher average unit costs. In addition, we were not able to offset the increases in the costs with increased average unit retail prices due to a highly aggressive promotional environment in the U.S. We expect to see a significant reversal in the average unit cost trend in Fiscal 2012, especially in the second half of the year; however, we remain cautious about our ability to raise average unit retail prices in the U.S. We expect significant margin improvement in Fiscal 2012 due primarily to a combination of average unit cost reductions and the expected performance of our new international stores and our direct-to-consumer business. We will continue to take a long-term approach, and will not sacrifice quality to achieve cost reductions.

We are confident that we are on track in regard to our long-term strategy of leveraging the international appeal of our brands to build a highly profitable, sustainable, global business. There are five key elements to this strategy.

First, continuing to provide high-quality, trend-right merchandise and a compelling and differentiated store experience.

Second, continuing to close underperforming U.S. chain stores. During Fiscal 2011, we closed 68 U.S. chain stores, predominately at the end of the year through natural lease expirations, bringing the total stores closed over the last two years to 135 stores.

Third, advancing our direct-to-consumer business, which should benefit from multiple investments we are making in the business and from our growing international presence.

Fourth, continuing to focus on our highly profitable international real estate plan. During Fiscal 2011, we opened five new A&F flagship stores and 39 international Hollister stores. In Fiscal 2012, we expect to open A&F flagship or “Tier 1” stores in Hamburg, Hong Kong, Munich, Amsterdam and Dublin, and we expect to open close to 40 Hollister international stores.

Finally, maintaining tight control over expenses and seeking greater efficiencies, for example, through consolidation of our two domestic distribution centers. The consolidation is expected to be completed by the end of Fiscal 2012 and is expected to facilitate the sale or lease of the second distribution center and result in reduced operating costs.

Based on these factors, we anticipate strong EPS growth in Fiscal 2012, notwithstanding an approximately flat same-store sales assumption. Longer-term, our objective remains to deliver consistent and sustainable growth in sales and EPS. We believe trend rates of close to 15% in sales and somewhat above that in EPS are realistic goals.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•

Comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year;

•	Direct-to-consumer sales growth;

•	U.S. and International store performance;

•	Store productivity;

•	Initial Mark Up (“IMU”);

•	Markdown rate;

•	Gross profit rate;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s current ratio and cash provided by operations; and

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

FISCAL 2011 COMPARED TO FISCAL 2010

Net Sales

Net sales for Fiscal 2011 were $4.158 billion, an increase of 20% from Fiscal 2010 net sales of $3.469 billion. The net sales increase was attributable to new stores, primarily international, a 5% increase in comparable store sales, and a 36% increase in the direct-to-consumer business, including shipping and handling revenue. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for Fiscal 2011 and Fiscal 2010 was a benefit of $21.6 million and $4.9 million, respectively.

Total Company U.S. store sales for Fiscal 2011 were $2.711 billion, an increase of 6% from Fiscal 2010 sales of $2.547 billion. Total Company international store sales for Fiscal 2011 were $876.6 million, an increase of 74% from Fiscal 2010 sales of $505.1 million.

Direct-to-consumer sales in Fiscal 2011, including shipping and handling revenue, were $552.6 million, an increase of 36% from Fiscal 2010 direct-to-consumer sales of $405.0 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 13.3% of total net sales in Fiscal 2011 compared to 11.7% in Fiscal 2010.

Comparable store sales by brand for Fiscal 2011 were as follows: Abercrombie & Fitch increased 3%, with men’s and women’s increasing by a low single digit percent. abercrombie kids increased 4%, with guys increasing by a high single digit and girls increasing by a low single digit. Hollister increased 8%, with dudes and bettys increasing by a high single digit.

On a comparable store sales basis, the Southern and the Western regions of the U.S. were the strongest performing regions, while Canada and Japan were the weakest.

From a merchandise classification standpoint, fleece, active wear, and knit tops were stronger performing categories for the male business while graphics and woven shirts were the weaker performing categories. In the female business, woven shirts, sweaters, and knit tops were stronger performing categories, while graphics and dresses were weaker performing categories.

Gross Profit

Gross profit during Fiscal 2011 was $2.519 billion compared to $2.212 billion during Fiscal 2010. The gross profit rate (gross profit divided by net sales) for Fiscal 2011 was 60.6%, down 320 basis points from the Fiscal 2010 rate of 63.8%.

The decrease in the gross profit rate for Fiscal 2011 was primarily driven by an increase in average unit cost combined with higher markdowns.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2011 was $1.888 billion compared to $1.590 billion in Fiscal 2010. The stores and distribution expense rate (stores and distribution expense divided by net sales) for Fiscal 2011 was 45.4% compared to 45.8% in Fiscal 2010.

Stores and distribution expense for the fifty-two week period ended January 28, 2012 included store-related asset impairment charges of $68.0 million associated with 79 stores, asset write-down charges of $14.6 million related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project, and store exit charges of $19.0 million, associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures. For the fifty-two weeks ended January 29, 2011, stores and distribution expense included store-related asset impairment charges associated with 26 stores of $50.6 million and store exit charges of $4.4 million associated with the closure of 64 domestic stores during the year.

The decrease in stores and distribution expense rate for Fiscal 2011 was primarily driven by lower store occupancy costs as a percentage of net sales.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $53.6 million and $38.9 million for Fiscal 2011 and Fiscal 2010, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $62.8 million and $42.8 million for Fiscal 2011 and Fiscal 2010, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during Fiscal 2011 was $437.1 million compared to $400.8 million in Fiscal 2010. For Fiscal 2011, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.5%, compared to 11.6% for Fiscal 2010. Marketing, general and administrative expense for the fifty-two weeks ended January 28, 2012 included $10.0 million in charges in connection with fourth quarter legal settlements.

In addition to legal settlement charges, the increase in marketing, general and administrative expense for Fiscal 2011 was primarily due to increases in compensation, including equity compensation, outside services, marketing, travel and IT expenses.

Other Operating Expense (Income), Net

Other operating expense, net was $3.5 million compared to other operating income, net of $10.1 million for Fiscal 2010. Other operating expense, net for the fifty-two weeks ended January 28, 2012 included $13.4 million of expense related to a change in the Company’s intent regarding the sale of its ARS portfolio, which resulted in recognition of an other-than-temporary impairment in Fiscal 2011.

Interest Expense (Income), Net and Tax Expense

Fiscal 2011 interest expense was $7.9 million, offset by interest income of $4.3 million, compared to interest expense of $7.8 million, offset by interest income of $4.4 million for Fiscal 2010.

The effective tax rate for Fiscal 2011 was 32.0% compared to 34.3% for Fiscal 2010, in each year benefiting from foreign operations.

As of January 28, 2012, there were approximately $25.6 million of net deferred tax assets in Japan with a valuation allowance of $2.4 million. The valuation allowance in Japan was established as the result of changes to the business configuration of operations in Japan, as well as tax law changes. The realization of the net deferred tax assets not subject to a valuation allowance is dependent upon the future generation of sufficient profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, some or all of the net deferred tax assets not currently subject to a valuation allowance may be in the future. Any increase in the valuation allowance would result in additional tax expense.

Income from Discontinued Operations, Net of Tax

The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Income (Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for all years presented. Results from discontinued operations, net of tax, were immaterial for Fiscal 2010.

Refer to Note 17, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Net Income and Net Income per Diluted Share

Net income for Fiscal 2011 was $127.7 million compared to $150.3 million for Fiscal 2010. Net income per diluted share for Fiscal 2011 was $1.43 compared to $1.67 for Fiscal 2010. Net income per diluted share for Fiscal 2011 included store-related asset impairment charges of approximately $0.49 per diluted share, asset write-down charges of approximately $0.10 per diluted share, store closure and exit charges of approximately $0.13 per diluted share, legal charges of approximately $0.07 per diluted share, and other-than-temporary impairment charges of approximately $0.09 per diluted share related to a change in intent regarding the Company’s ARS portfolio. Net income per diluted share for Fiscal 2010 included store-related asset impairment charges of approximately $0.34 per diluted share and store exit charges of approximately $0.03 per diluted share. Refer to the GAAP reconciliation table in the “OVERVIEW” section of “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding charges for impairment and write-downs of store related long-lived assets, charges related to store closures and lease exits, and other charges associated with legal settlements during the quarter and with a change in intent regarding the Company’s ARS.

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

Total Company U.S. store sales for Fiscal 2010 were $2.547 billion, an increase of 7% from Fiscal 2009 sales of $2.378 billion. Total Company international store sales for Fiscal 2010 were $505.1 million, an increase of 97% from Fiscal 2009 sales of $256.2 million.

Direct-to-consumer sales in Fiscal 2010, including shipping and handling revenue, were $405.0 million, an increase of 40% from Fiscal 2009 direct-to-consumer sales of $290.1 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 11.7% of total net sales in Fiscal 2010 compared to 9.9% in Fiscal 2009.

Comparable store sales by brand for Fiscal 2010 were as follows: Abercrombie & Fitch increased 9%, with women’s increasing by a high single digit percent and men’s increasing by a low double digit. abercrombie kids increased 5%, with girls and guys each increasing by a mid single digit. Hollister increased 6%, with bettys increasing by a mid single digit and dudes increasing by a high single digit.

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

Gross Profit

Gross profit during Fiscal 2010 was $2.212 billion compared to $1.884 billion during Fiscal 2009. The gross profit rate for Fiscal 2010 was 63.8%, down 50 basis points from the Fiscal 2009 rate of 64.3%.

The decrease in the gross profit rate for Fiscal 2010 was primarily driven by a 9% decrease in average unit retail, which was partially offset by a reduction in average unit cost.

Stores and Distribution Expense

Stores and distribution expense for Fiscal 2010 was $1.590 billion compared to $1.426 billion in Fiscal 2009. The stores and distribution expense rate for Fiscal 2010 was 45.8% compared to 48.7% in Fiscal 2009.

Stores and distribution expense for the fifty-two week period ended January 29, 2011 included store-related asset impairment charges associated with 26 stores of $50.6 million and store exit charges of $4.4 million associated with the closure of 64 domestic stores during the year. For the fifty-two weeks ended January 30, 2010, stores and distribution expense included store-related asset impairment charges associated with 99 stores of $33.2 million.

The decrease in stores and distribution expense rate for Fiscal 2010 was primarily driven by lower store occupancy and payroll costs as a percentage of net sales.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $38.9 million and $30.7 million for Fiscal 2010 and Fiscal 2009, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $42.8 million and $34.1 million for Fiscal 2010 and Fiscal 2009, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statement of Operations.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during Fiscal 2010 was $400.8 million compared to $353.3 million in Fiscal 2009. For Fiscal 2010, the marketing, general and administrative expense rate was 11.6%, compared to 12.1% for Fiscal 2009.

The increase in marketing, general and administrative expense for Fiscal 2010 was primarily due to increases in compensation and benefits, including incentive and equity compensation, and net legal expense.

Other Operating Income, Net

Other operating income, net for Fiscal 2010 was $10.1 million compared to $13.5 million for Fiscal 2009.

The decrease for Fiscal 2010 was primarily driven by lower net gains from foreign currency denominated transactions compared to Fiscal 2009. In Fiscal 2009, other operating income also benefited from a reduction of an other-than-temporary impairment of $9.2 million related to the Company’s trading auction rate securities, partially offset by a reduction of a related put option of $7.7 million.

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

Loss from Discontinued Operations, Net of Tax

The Company completed the closure of its RUEHL branded stores and related direct-to-consumer operations in the fourth quarter of Fiscal 2009. Accordingly, the after-tax operating results appear in Income (Loss) from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income. Results from discontinued operations, net of tax, were immaterial for Fiscal 2010. Loss from discontinued operations, net of tax, was $78.7 million for Fiscal 2009.

Refer to Note 17, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Net Income and Net Income per Diluted Share

Net income for Fiscal 2010 was $150.3 million compared to $0.3 million for Fiscal 2009. Net income per diluted share for Fiscal 2010 was $1.67 compared to $0.00 for Fiscal 2009. Net income per diluted share for Fiscal 2010 included store-related asset impairment charges of approximately $0.34 per diluted share associated with 26 stores and store exit charges of approximately $0.03 per diluted share associated with the closure of 64 domestic stores. Net income per diluted share for Fiscal 2009 included store-related asset impairment charges of approximately $0.23 per diluted share associated with 99 stores and a loss per diluted share from discontinued operations, net of tax, of approximately $0.89.

FINANCIAL CONDITION

Liquidity and Capital Resources

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The retail business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a credit facility and the term loan agreement available as sources of additional funding.

Credit Agreements

On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million will be available. The Amended and Restated Credit Agreement serves to amend and restate, in its entirety, the credit agreement dated April 15, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into the Amended and Restated Credit Agreement were to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates.

As of March 16, 2012, the Company had approximately $350 million available under the Amended and Restated Credit Agreement. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on January 28, 2012. The Company had $43.8 million outstanding under the Prior Credit Agreement on January 29, 2011 denominated in Japanese Yen. The average interest rate was 2.4% for the fifty-two weeks ended January 28, 2012.

The Amended and Restated Credit Agreement has a Leverage Ratio and a Coverage Ratio. The Company was in compliance with the applicable ratio requirements and other covenants at January 28, 2012.

The Amended and Restated Credit Agreement is described in Note 15, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.

Subsequent to year end, the Company entered into a $300 million Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity. Refer to Note 21, “Subsequent Event,” of the Notes to Consolidated Financial Statements for further discussion.

Stand-by letters of credit outstanding on January 28, 2012 and January 29, 2011 were immaterial.

Operating Activities

Net cash provided by operating activities was $365.2 million for the fifty-two weeks ended January 28, 2012 compared to $391.8 million for fifty-two weeks ended January 29, 2011. The decrease in cash provided by operating activities was primarily driven by timing in tax payments, partially offset by an increase in net income adjusted for non-cash items.

Investing Activities

Cash outflows for investing activities for the fifty-two weeks ended January 28, 2012 and January 29, 2011 were used primarily for capital expenditures related to new store construction and information technology investments, as well as the acquisition of intangible assets. Cash outflows for capital expenditures were higher in Fiscal 2011 than in Fiscal 2010, due to an increase in the number of new international retail locations, including flashship locations, as well as Home Office, Distribution Centers and Information Technology infrastructure projects. Cash inflows from investing activities were less in Fiscal 2011 due to a reduction in proceeds from sales of marketable securities.

Financing Activities

For the fifty-two week periods ended January 28, 2012 and January 29, 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and repayments of outstanding borrowings denominated in Japanese Yen under the Company’s Prior Credit Agreement. These outflows were partially offset by cash inflows from the receipt of proceeds associated with the exercise of share-based compensation awards.

During the fifty-two weeks ended January 28, 2012, A&F repurchased approximately 3.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $196.6 million. During the fifty-two weeks ended January 29, 2011, A&F repurchased approximately 1.6 million shares of A&F’s Common Stock in the open market with a market value of $76.2 million. Both the Fiscal 2011 and Fiscal 2010 repurchases were pursuant to the A&F Board of Directors’ authorization.

As of January 28, 2012, A&F had approximately 6.2 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock.

Future Cash Requirements and Sources of Cash

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as increasing capital expenditures and paying of quarterly dividend payments to stockholders subject to the A&F Board of Directors’ approval. The Company also has availability under the Amended and Restated Credit Agreement as a source of additional funding. In addition, on February 24, 2012, the Company entered into a $300 million Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity.

Subject to suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash and as appropriate, the Amended and Restated Credit Agreement and the Term Loan Agreement.

The Company is not dependent on foreign cash to fund its U.S. operations or dividends to shareholders and does not expect the need to repatriate foreign cash to meet cash needs.

Off-Balance Sheet Arrangements

As of January 28, 2012, the Company did not have any off-balance sheet arrangements.

Contractual Obligations

		Payments due by period (thousands)
Operating Activities:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$3,053,632	$389,540	$745,994	$651,015	$1,267,083
Purchase Obligations	208,917	208,917	—	—	—
Other Obligations	44,853	15,271	18,918	2,706	7,958
Interest Related to Total Debt	—	—	—	—	—

Totals	$3,307,402	$613,728	$764,912	$653,721	$1,275,041

Financing Activities:
Total Debt	20,917	924	2,099	2,527	15,367
Dividends	—	—	—	—	—

Totals	$20,917	$924	$2,099	$2,527	$15,367

Obligations for Operating Activities

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. See Note 11, “Leased Facilities,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $158.8 million in Fiscal 2011.

The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2012 and commitments for fabric expected to be used during upcoming seasons.

Other obligations consist primarily of lease termination obligations related to the closure of stores, asset retirement obligations, agreements to purchase intellectual property and information technology contracts for Fiscal 2011. See Note 15, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion of the letters of credit and construction debt.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $19.5 million related to unrecognized tax benefits at January 28, 2012. Deferred taxes are also not included in the preceding table. For further discussion, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

The table above does not include estimated future retirement payments under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) for the Company’s Chief Executive Officer with a present value of $14.6 million at January 28, 2012. See Note 18, “Retirement Benefits,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K and the description of the SERP to be included in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

Obligations for Financing Activities

Total debt reflects amounts related to landlord financing obligations for certain leases where the Company is deemed the owner of the construction project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease. A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F’s Board of Directors.

Year-To-Date Store Count and Gross Square Feet

Store count and gross square footage by brand for the fifty-two weeks ended January 28, 2012 and January 29, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 29, 2011	316	181	502	18	1,017
New	—	—	—	—	—
Closed	(36)	(27)	(8)	—	(71)

January 28, 2012	280	154	494	18	946

Gross Square Feet at January 28, 2012	2,514	727	3,373	176	6,790

International Stores
January 29, 2011	9	4	38	1	52
New	5	1	39	2	47
Closed	—	—	—	—	—

January 28, 2012	14	5	77	3	99

Gross Square Feet at January 28, 2012	264	59	642	23	988
Total Stores	294	159	571	21	1,045

Gross Square Feet at January 28, 2012	2,778	786	4,015	199	7,778

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 30, 2010	340	205	507	16	1,068
New	4	2	5	1	12
Remodels/Conversions (net activity)	(1)	1	—	1	1
Closed	(27)	(27)	(10)	—	(64)

January 29, 2011	316	181	502	18	1,017

Gross Square Feet at January 29, 2011	2,813	845	3,424	176	7,258

International Stores
January 30, 2010	6	4	18	—	28
New	3	—	20	1	24
Closed	—	—	—	—	—

January 29, 2011	9	4	38	1	52

Gross Square Feet at January 29, 2011	142	34	315	7	498
Total Stores	325	185	540	19	1,069

Total Gross Square Feet at January 29, 2011	2,955	879	3,739	183	7,756

CAPITAL EXPENDITURES

Capital expenditures totaled $318.6 million, $160.9 million and $175.5 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	2011	2010	2009
New Store Construction, Store Refreshes and Remodels	$258.0	$118.0	$137.0
Home Office, Distribution Centers and Information Technology	60.6	42.9	38.5

Total Capital Expenditures	$318.6	$160.9	$175.5

During Fiscal 2012, based on new store opening plans and other capital expenditure plans, the Company expects total capital expenditures to be approximately $400 million.

CLOSURE OF RUEHL BRANDED STORES AND RELATED DIRECT-TO-CONSUMER OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.

Costs associated with exit or disposal activities are recorded when the liability is incurred. During Fiscal 2011, the Company made gross cash payments totaling approximately $15.9 million, related primarily to the final lease termination agreements associated with the closure of RUEHL branded stores.

Fifty-Two Weeks Ended January 28, 2012
Beginning Balance	$17.2
Interest Accretion / Other, Net	(1.3)
Cash Payments	(15.9)

Ending Balance	$—

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

The Company recognized direct-to-consumer sales based on an estimated date for customer receipt of merchandise. The Company reserves for direct-to-consumer sales not received by the customer based on historical experience and various other assumptions that management believes to be reasonable.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of January 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of January 28, 2012 would have affected pre-tax income by an immaterial amount for Fiscal 2011.

A 10% change in the direct-to-consumer reserve for merchandise not received by the customer as of January 28, 2012 would have affected pre-tax income by an immaterial amount for Fiscal 2011.

A 10% change in the assumption of the breakage for gift cards as of January 28, 2012 would have affected pre-tax income by an immaterial amount for Fiscal 2011.

Policy	Effect if Actual Results Differ from Assumptions

Auction Rate Securities (“ARS”)
As a result of the market failure and lack of liquidity in the current ARS market, the Company measures the fair value of its ARS primarily using a discounted cash flow model, as well as a comparison to similar securities in the market. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate adjusted for the marketability discount, market required rate of return and expected term.

While the Company changed its intent regarding the sale of its ARS securities, the Company has not made any material changes in the accounting methodology used to determine the fair value of the ARS.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of January 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, being equal, a 50 basis point increase in the market required rate of return would yield approximately a 15% increase in impairment and a 50 basis point decrease in the market required rate of return would yield approximately a 15% decrease in impairment.

Policy	Effect if Actual Results Differ from Assumptions

Inventory Valuation

Inventories are principally valued at the lower of average cost or market utilizing the retail method.

The Company reduces inventory value by recording a valuation reserve that represents estimated future permanent markdowns necessary to sell-through the inventory. The valuation reserve can fluctuate depending on the timing of markdowns previously recognized.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items.

The Company has not made any material changes in the accounting methodology used to determine the shrink reserve or the valuation reserve over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of January 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $7.2 million for Fiscal 2011.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for Fiscal 2011.

Policy	Effect if Actual Results Differ from Assumptions

Property and Equipment

Long-lived assets, primarily comprised of property and equipment, are reviewed whenever events or changes in circumstances indicate that full recoverability of net asset group balances through future cash flows is in question. In addition, the Company conducts an annual impairment analysis in the fourth quarter of each year. For the purposes of the annual review, the Company reviews long-lived assets associated with stores that have an operating loss in the current year and have been open for at least two full years.

The Company’s impairment calculation requires management to make assumptions and judgments related to factors used in the evaluation for impairment, including, but not limited to, management’s expectations for future operations and projected cash flows. The key assumptions used in our undiscounted future cash flow model include sales, gross margin and, to a lesser extent, operating expenses.

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years.

During Fiscal 2011, 107 stores were tested for impairment during the fourth quarter of Fiscal 2011 as part of our annual review of all stores. Of the 107 stores tested for impairment during the fourth quarter of Fiscal 2011, 79 failed step one and were impaired. Of the 28 stores not impaired, 18 stores, with an aggregate net asset group value of $10.6 million, had undiscounted cash flows which were 150% or more of this net asset group value. Ten stores, with an aggregate net asset group value of $32.3 million, had undiscounted cash flows which were in the range of 105% to 150% of this net asset group value.

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of January 28, 2012. However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

A 10% decrease in the sales assumption would have increased the impairment charge by approximately $38.0 million for Fiscal 2011. A decrease in the gross margin assumption of 10% would have increased the impairment charge by approximately $39.3 million for Fiscal 2011.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2011. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

Equity Compensation Expense
The Company’s equity compensation expense related to stock options and stock appreciation rights is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option and stock appreciation right grants, which requires the Company to estimate the expected term of the stock option and stock appreciation right grants and expected future stock price volatility over the expected term.	During Fiscal 2011, the Company granted stock appreciation rights covering an aggregate of 2,252,895 shares and no stock options. A 10% increase in the expected term would have yielded a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in stock price volatility would have yielded a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

Policy	Effect if Actual Results Differ from Assumptions

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of January 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of January 28, 2012 would increase the SERP accrual by approximately $1.5 million. A 50 basis point increase in the discount rate as of January 28, 2012 would decrease the SERP accrual by an immaterial amount.

Legal Contingencies
The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules.	Actual liabilities may exceed or be less than the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Investment Securities

The Company maintains its cash equivalents in financial instruments, primarily money market funds and United States treasury bills, with original maturities of three months or less.

The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 16 to 31 years. The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of January 28, 2012 were as follows:

	Par Value	Other-than- Temporary Impairment	Carrying Value
	(in thousands)
Available-for-sale securities:
Auction rate securities — student loan backed	$92,975	$(8,325)	$84,650
Auction rate securities — municipal authority bonds	19,975	(5,117)	14,858

Total available-for-sale securities	$112,950	$(13,442)	$99,508

As of January 28, 2012, approximately 46% of the Company’s ARS were “AAA” rated, approximately 16% of the Company’s ARS were “AA” rated, and approximately 38% of the Company’s ARS were “A–” rated, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS.

During the fifty-two weeks ended January 28, 2012, the Company changed its intent regarding the sale of its ARS, resulting in recognition of an other-than-temporary impairment of $13.4 million recognized in other expense.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of January 28, 2012, total assets held in the Rabbi Trust were $85.1 million and related to trust-owned life insurance policies with a cash surrender value of $85.1 million and an immaterial amount of assets held in money market funds. The trust-owned life insurance policies are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheet and are restricted as to their use as noted above. Net realized and unrealized gains or losses related to the municipal notes and bonds held in the Rabbi Trust were not material for the fifty-two weeks ended January 28, 2012 and January 29, 2011. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.5 million and $2.3 million for the fifty-two weeks ended January 28, 2012 and January 29, 2011, respectively.

Interest Rate Risks

As of January 28, 2012, the Company had no long-term debt outstanding under the Amended and Restated Credit Agreement.

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

A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen and Swiss Francs. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Thousands, except share and per share amounts)

	2011	2010	2009
NET SALES	$4,158,058	$3,468,777	$2,928,626
Cost of Goods Sold	1,639,188	1,256,596	1,045,028

GROSS PROFIT	2,518,870	2,212,181	1,883,598
Stores and Distribution Expense	1,888,248	1,589,501	1,425,950
Marketing, General and Administrative Expense	437,120	400,804	353,269
Other Operating Expense (Income), Net	3,472	(10,056)	(13,533)

OPERATING INCOME	190,030	231,932	117,912
Interest Expense (Income), Net	3,577	3,362	(1,598)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	186,453	228,570	119,510
Tax Expense from Continuing Operations	59,591	78,287	40,557

NET INCOME FROM CONTINUING OPERATIONS	$126,862	$150,283	$78,953

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, Net of Tax	$796	$—	$(78,699)

NET INCOME	$127,658	$150,283	$254

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$1.46	$1.71	$0.90

DILUTED	$1.42	$1.67	$0.89

NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$0.01	$—	$(0.90)

DILUTED	$0.01	$—	$(0.89)

NET INCOME PER SHARE:
BASIC	$1.47	$1.71	$0.00

DILUTED	$1.43	$1.67	$0.00

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	86,848	88,061	87,874
DILUTED	89,537	89,851	88,609

DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.70

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(8,655)	$3,399	$5,942
Gains (Losses) on Marketable Securities, net of taxes of $(5,526), $366 and $(4,826) for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.	9,409	(622)	8,217
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $(1,216), $188 and $265 for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.	12,217	(320)	(451)

Other Comprehensive Income	$12,971	$2,457	$13,708

COMPREHENSIVE INCOME	$140,629	$152,740	$13,962

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

(Thousands, except par value amounts)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$583,495	$826,353
Marketable Securities	84,650	—
Receivables	89,350	74,777
Inventories	569,818	385,857
Deferred Income Taxes	77,120	60,405
Other Current Assets	84,342	79,389

TOTAL CURRENT ASSETS	1,488,775	1,426,781
PROPERTY AND EQUIPMENT, NET	1,197,271	1,154,759
NON-CURRENT MARKETABLE SECURITIES	14,858	100,534
OTHER ASSETS	347,249	259,341

TOTAL ASSETS	$3,048,153	$2,941,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$211,368	$137,235
Accrued Expenses	375,020	300,100
Deferred Lease Credits	41,047	41,538
Income Taxes Payable	77,918	73,491

TOTAL CURRENT LIABILITIES	705,353	552,364
LONG-TERM LIABILITIES:
Deferred Income Taxes	4,123	33,515
Deferred Lease Credits	183,022	192,619
Long-Term Debt	57,851	68,566
Other Liabilities	235,348	203,567

TOTAL LONG-TERM LIABILITIES	480,344	498,267
STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of January 28, 2012 and January 29, 2011	1,033	1,033
Paid-In Capital	369,171	349,258
Retained Earnings	2,320,571	2,272,317
Accumulated Other Comprehensive Income (Loss), net of tax	6,455	(6,516)
Treasury Stock, at Average Cost — 17,662 and 16,054 shares at January 28, 2012 and January 29, 2011, respectively	(834,774)	(725,308)

TOTAL STOCKHOLDERS’ EQUITY	1,862,456	1,890,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,048,153	$2,941,415

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands, except per share amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares Outstanding	Par Value				Shares	At Average Cost
Balance, January 31, 2009	87,636	$1,033	$328,488	$2,244,936	$(22,681)	15,664	$(706,198)	$1,845,578

Net Income	—	—	—	254	—	—	—	254
Dividends ($0.70 per share)	—	—	—	(61,500)	—	—	—	(61,500)
Share-based Compensation Issuances and Exercises	350	—	(19,690)	—	—	(350)	18,912	(778)
Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(5,454)	—	—	—	—	(5,454)
Share-based Compensation Expense	—	—	36,109	—	—	—	—	36,109
Unrealized Gains on Marketable Securities	—	—	—	—	8,217	—		8,217
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(451)	—		(451)
Foreign Currency Translation Adjustments	—	—	—	—	5,942	—		5,942

Balance, January 30, 2010	87,986	$1,033	$339,453	$2,183,690	$(8,973)	15,314	$(687,286)	$1,827,917

Net Income	—	—	—	150,283	—	—	—	150,283
Purchase of Common Stock	(1,582)	—	—	—	—	1,582	(76,158)	(76,158)
Dividends ($0.70 per share)	—	—	—	(61,656)	—	—	—	(61,656)
Share-based Compensation Issuances and Exercises	842	—	(29,741)	—	—	(842)	38,136	8,395
Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(1,053)	—	—	—	—	(1,053)
Share-based Compensation Expense	—	—	40,599	—	—	—	—	40,599
Unrealized Losses on Marketable Securities	—	—	—	—	(622)	—		(622)
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(320)	—		(320)
Foreign Currency Translation Adjustments	—	—	—	—	3,399	—		3,399

Balance, January 29, 2011	87,246	$1,033	$349,258	$2,272,317	$(6,516)	16,054	$(725,308)	$1,890,784

Net Income	—	—	—	127,658	—	—	—	127,658
Purchase of Common Stock	(3,546)	—	—	—	—	3,546	(196,605)	(196,605)
Dividends ($0.70 per share)	—	—	—	(60,956)	—	—	—	(60,956)
Share-based Compensation Issuances and Exercises	1,938	—	(34,153)	(18,448)	—	(1,938)	87,139	34,538
Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	2,973	—	—	—	—	2,973
Share-based Compensation Expense	—	—	51,093	—	—	—	—	51,093
Losses on Marketable Securities reclassed to the Income Statement	—	—	—	—	9,409	—		9,409
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	12,217	—		12,217
Foreign Currency Translation Adjustments	—	—	—	—	(8,655)	—		(8,655)

Balance, January 28, 2012	85,638	$1,033	$369,171	$2,320,571	$6,455	17,662	$(834,774)	$1,862,456

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010	2009
	(Thousands)
OPERATING ACTIVITIES:
Net Income	$127,658	$150,283	$254
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	232,956	229,153	238,752
Non-Cash Charge for Asset Impairment	68,022	50,631	84,754
Loss on Disposal / Write-off of Assets	22,460	7,064	10,646
Lessor Construction Allowances	41,509	35,281	47,329
Amortization of Deferred Lease Credits	(48,258)	(48,373)	(47,182)
Deferred Taxes	(46,330)	(27,823)	7,605
Share-Based Compensation	51,093	40,599	36,109
Tax Benefit (Deficiency) from Share-Based Compensation	2,973	(1,053)	(5,454)
Excess Tax Benefit from Share-Based Compensation	(4,821)	—	—
Auction Rate Securities Loss	13,442	—	—
Changes in Assets and Liabilities:
Inventories	(184,784)	(74,689)	62,720
Accounts Payable and Accrued Expenses	130,180	27,108	37,115
Income Taxes	4,754	63,807	(7,386)
Other Assets and Liabilities	(45,635)	(60,199)	(69,775)

NET CASH PROVIDED BY OPERATING ACTIVITIES	365,219	391,789	395,487

INVESTING ACTIVITIES:
Capital Expenditures	(318,598)	(160,935)	(175,472)
Purchase of Trust-Owned Life Insurance Policies	—	(16,583)	(13,539)
Proceeds from Sales of Marketable Securities	2,650	84,542	77,450
Other Investing	(24,741)	—	—

NET CASH USED FOR INVESTING ACTIVITIES	(340,689)	(92,976)	(111,561)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	46,530	13,941	2,048
Excess Tax Benefit from Share Based Compensation	4,821	—	—
Proceeds from Borrowings under Credit Agreement	—	—	48,056
Purchase of Common Stock	(196,605)	(76,158)	—
Dividends Paid	(60,956)	(61,656)	(61,500)
Repayment of Borrowings under Credit Agreement	(45,002)	(12,093)	(100,000)
Change in Outstanding Checks and Other	(14,117)	(9,367)	(24,654)

NET CASH USED FOR FINANCING ACTIVITIES	(265,329)	(145,333)	(136,050)

EFFECT OF EXCHANGE RATES ON CASH	(2,059)	2,923	3,402
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(242,858)	156,403	151,278
Cash and Equivalents, Beginning of Period	826,353	669,950	518,672

CASH AND EQUIVALENTS, END OF PERIOD	$583,495	$826,353	$669,950

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$23,040	$18,741	$(21,882)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Income (Loss) from Discontinued Operations, Net of Tax for all periods presented on the Consolidated Statements of Operations and Comprehensive Income. Results from discontinued operations were immaterial for the fifty-two weeks ended January 29, 2011.

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012; to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011; and to “Fiscal 2009” represent the 52-week fiscal year ended January 30, 2010. In addition, all references herein to “Fiscal 2012” represent the 53-week fiscal year that will end on February 2, 2013.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified or adjusted to conform to the current year presentation.

2.	SEGMENT REPORTING

The Company determines its segments on the same basis that it uses to evaluate performance. In connection with its international expansion, the way the Company allocates resources and assesses performance has changed. All of the Company’s segments sell a similar group of products — casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company has three reportable segments; U.S. Stores, International Stores, and Direct-to-Consumer. Corporate functions, interest income and expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s segments and are included in Other.

The U.S. Stores reportable segment includes the results of stores in the United States and Puerto Rico. The International Stores reportable segment includes the results of stores in Canada, Europe and Asia. The Direct-to-Consumer reportable segment operating income is defined as income directly associated with the website operations, both domestic and international.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating income is the primary measure of profit the Company uses to make decisions on allocating resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall costs include all costs contained “within the four walls of the stores”. These include expenses such as cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, other variable expenses such as repairs and maintenance, supplies and packaging, as well as store sales related expenses including credit card and bank fees and taxes. Four-wall costs also reflect pre-opening charges related to stores not yet in operation. Four-wall costs exclude marketing, general and administrative expense, store management, and support functions such as regional and district management and other functions not dedicated to an individual store, distribution center costs, and markdowns on merchandise held in distribution centers, all of which are included in Other.

Reportable segment assets include those used directly in or resulting from the operations of each reportable segment. Total assets for the U.S. Stores and International Stores reportable segments primarily consist of store cash, credit card receivables, prepaid rent, store supplies, lease deposits, merchandise inventory and the net book value of store long-lived assets. International Stores also includes VAT receivables. Total assets for the Direct-to-Consumer reportable segment primarily consist of credit card receivables, merchandise inventory, and the net book value of information technology and distribution center assets. Total assets for Other include cash and cash equivalents, investments, the net book value of corporate property and equipment, the net book value of intangible assets, investments held in the Rabbi Trust for deferred Compensation plans, foreign currency hedge assets and tax-related assets.

The following table provides the Company’s segment information as of, and for, the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(In thousands):
January 28, 2012
Net Sales	$2,710,842	$876,613	$552,603	$4,140,058	$18,000	$4,158,058
Depreciation and Amortization	125,827	35,844	2,876	164,547	68,409	232,956
Operating Income(2)	390,186	261,461	254,328	905,975	(715,945)	190,030
Total Assets	681,100	659,630	71,318	1,412,048	1,636,105	3,048,153
Capital Expenditures(3)	1,105	229,959	8,367	239,431	79,167	318,598

January 29, 2011
Net Sales	2,546,798	505,136	404,974	3,456,908	11,869	3,468,777
Depreciation and Amortization	149,533	17,680	3,154	170,367	58,786	229,153
Operating Income(4)	460,233	173,391	214,909	848,533	(616,601)	231,932
Total Assets	835,597	368,299	41,160	1,245,056	1,696,359	2,941,415
Capital Expenditures(3)	24,706	85,435	816	110,957	49,978	160,935

January 30, 2010
Net Sales	2,377,771	256,216	290,102	2,924,089	4,537	2,928,626
Depreciation and Amortization	175,286	8,388	3,750	187,424	51,328	238,752
Operating Income(5)	433,050	73,813	165,071	671,934	(554,022)	117,912
Total Assets	948,376	231,964	30,574	1,210,914	1,610,952	2,821,866
Capital Expenditures(3)	52,964	77,420	428	130,812	44,660	175,472

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

Includes corporate functions such as Design, Merchandising, Sourcing, Planning and Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate and other governance functions such as Finance, Legal and Human Resources and other corporate overhead. Sales are related to third-party sell-off of inventory. Operating Income for Other includes marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; distribution center costs; and markdowns on merchandise held in distribution centers.

(2)	Includes charges for asset impairments and write-down of store-related long-lived assets of $52.1 million and $15.9 million for U.S. Stores and International Stores, respectively.

(3)	Reportable segment capital expenditures are direct purchases of property and equipment for that segment.

(4)	Includes charges for asset impairments and write-down of store-related long-lived assets of $50.6 million and $0.0 million for U.S. Stores and International Stores, respectively.

(5)	Includes charges for asset impairments of $33.2 million and $0.0 million for U.S. Stores and International Stores, respectively.

Geographic Information

Financial information relating to the Company’s operations by geographic area is as follows:

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Fifty-Two Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(in thousands):
United States	$3,108,380	$2,821,993	$2,567,141
Europe	822,473	443,836	229,446
Other International	227,205	202,948	132,039

Total	$4,158,058	$3,468,777	$2,928,626

Long-Lived Assets:

	January 28, 2012	January 29, 2011
	(in thousands):
United States	$794,723	$959,777
Europe	366,647	169,313
Other International	156,361	127,741

Total	$1,317,731	$1,256,831

Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

See Note 5, “Cash and Equivalents.”

INVESTMENTS

See Note 6, “Investments.”

RECEIVABLES

Receivables primarily include credit card receivables, construction allowances, value added tax (“VAT”) receivables and other tax credits or refunds.

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

INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship. In addition to markdowns already recognized, the Company reduces inventory value by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary. The valuation reserve can fluctuate depending on the timing of markdowns previously recognized. The valuation reserve was $72.3 million, $24.4 million and $11.4 million at January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $9.3 million, $7.6 million and $8.1 million at January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

Ending inventory balances were $569.8 million, $385.9 million and $310.6 million at January 28, 2012, January 29, 2011 and January 30, 2010, respectively. These balances included inventory in transit balances of $103.1 million, $55.0 million and $39.9 million at January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Inventory in transit is considered to be merchandise owned by the Company that has not yet been received at the Company’s distribution centers.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER CURRENT ASSETS

Other current assets include prepaid rent, current store supplies, derivative contracts and other prepaids.

STORE SUPPLIES

Store supplies include in-store supplies and packaging, as well as replenishment inventory held on the Company’s behalf by a third party. The initial inventory of supplies for new stores including, but not limited to, hangers, frames, security tags and point-of-sale supplies are capitalized at the store opening date. In lieu of amortizing the initial balances over their estimated useful lives, the Company expenses all subsequent replacements and adjusts the initial balance, as appropriate, for changes in store quantities or replacement cost. The Company believes this policy approximates the expense that would have been recognized under accounting principles generally accepted in the United States of America (“GAAP”). Packaging and consumable store supplies are expensed as used. Current store supplies, including packaging and consumable store supplies held at a third-party replenishment center, were $17.8 million and $20.6 million at January 28, 2012 and January 29, 2011, respectively, and were classified as Other Current Assets on the Consolidated Balance Sheets. Non-current store supplies were $32.0 million and $32.3 million at January 28, 2012 and January 29, 2011, respectively, and were classified as Other Assets on the Consolidated Balance Sheets.

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally: 30 years for buildings; from three to 15 years for leasehold improvements and furniture and fixtures; from three to seven years for information technology; and from three to 20 years for other property and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the assets are capitalized.

Long-lived assets, primarily comprised of property and equipment, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The primary triggering events are (1) when the Company believes that it is more likely than not that long-lived assets will be disposed of before the end of their previously estimated useful life (e.g. store closures before the end of a lease) and (2) if the Company’s performance in any quarter indicates that there has been a long-term and significant change in the economics of the business. The Company reviews long-lived assets for impairments in the quarter in which a triggering event occurs.

In addition, the Company conducts an annual impairment analysis in the fourth quarter of each year. For the purposes of the annual review, the Company reviews long-lived assets associated with stores that have an operating loss in the current year and have been open for at least two full years.

The reviews are conducted at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment evaluation is performed as a two-step test. First, the Company utilizes an undiscounted future cash flow model to test the individual asset groups for recoverability. If the net carrying value of the asset group exceeds the undiscounted cash flows, the Company proceeds to step two. Under step two, an impairment loss is recognized for the excess of net book value over the fair value of the assets. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. See Note 8, “Property and Equipment, Net,” for further discussion.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

INCOME TAXES

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Currently, there is a valuation allowance provided for foreign net operating losses.

The effective tax rate utilized by the Company reflects management’s judgment of expected tax liabilities within the various tax jurisdictions. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of such types of discrete items include, but are not limited to; changes in estimates of the outcome of tax matters related to prior years; provision-to-return adjustments; tax-exempt income; and the settlement of tax audits.

See Note 14, “Income Taxes,” for a discussion regarding the Company’s policies for uncertain tax positions.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The majority of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income (Loss). Foreign currency transactions resulted in a gain of $0.5 million for the fifty-two weeks ended January 28, 2012, a loss of $3.3 million for the fifty-two weeks ended January 29, 2011, and was immaterial for the fifty-two weeks ended January 30, 2010.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DERIVATIVES

See Note 16, “Derivatives.”

CONTINGENCIES

In the normal course of business, the Company must make estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required. See Note 19, “Contingencies,” for further discussion.

STOCKHOLDERS’ EQUITY

At January 28, 2012 and January 29, 2011, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 85.6 million and 87.2 million shares were outstanding at January 28, 2012 and January 29, 2011, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, none of which were outstanding at January 28, 2012 and January 29, 2011. In addition, 15.0 million shares of A&F’s Preferred Stock, $0.01 par value, were authorized, none of which have been issued. See Note 22, “Preferred Stock Purchase Rights” for information about Preferred Stock Purchase Rights.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

REVENUE RECOGNITION

The Company recognizes store sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise, which is based on shipping terms and historical delivery terms. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as Stores and Distribution Expense. Associate discounts are classified as a reduction of net sales. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve was $7.0 million, $10.3 million and $7.4 million at January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income on gift cards is recognized at the earlier of redemption by the customer (recognized as revenue) or when the Company determines that the likelihood of redemption is remote, referred to as “gift card breakage” (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At January 28, 2012 and January 29, 2011, the gift card liabilities on the Company’s Consolidated Balance Sheets were $47.7 million and $47.1 million, respectively.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recognized other operating income for gift card breakage of $7.2 million, $7.8 million and $9.0 million, respectively.

The Company does not include tax amounts collected as part of the sales transaction in its net sales results.

COST OF GOODS SOLD

Cost of goods sold is primarily comprised of: cost incurred to produce inventory for sale, including product costs, freight, import cost, as well as changes in reserves for shrink and valuation reserves. Gains and losses associated with foreign currency exchange contracts related to hedging of inventory purchases are also recognized in cost of goods sold when the inventory being hedged is sold.

STORES AND DISTRIBUTION EXPENSE

Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as Direct-to-Consumer expense and Distribution Center (“DC”) expense.

Shipping and handling costs, including costs incurred to store, move and prepare products for shipment, and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $53.6 million, $38.9 million and $30.7 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $62.8 million, $42.8 million and $34.1 million for Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statement of Operations. Costs incurred to physically move the product to the stores is recorded in Cost of Goods Sold in our Consolidated Statement of Operations.

MARKETING, GENERAL & ADMINISTRATIVE EXPENSE

Marketing, general and administrative expense includes photography and media ads; store marketing; home office compensation, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation; recruiting; samples and travel expenses.

OTHER OPERATING EXPENSE (INCOME), NET

Other operating expense (income) consists primarily of the following: income related to gift card balances whose likelihood of redemption has been determined to be remote; gains and losses on foreign currency transactions; and the net impact of the change in valuation related to other-than-temporary impairments associated with ARS. See Note 6, “Investments.”

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

For scheduled rent escalation clauses during the lease terms, the Company records minimum rental expense on a straight-line basis over the terms of the leases on the Consolidated Statements of Operations and Comprehensive Income. The difference between the rent expense and the amount payable under the lease is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets. The term of the lease over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins construction.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets, and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income when management determines that achieving the specified levels during the fiscal year is probable. In addition, most of the leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to the future minimum lease payments.

In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset and related financing obligation for the amount of the total project costs and an amount related to the pre-existing, leased building, which is included in Property and Equipment, Net and Long-Term Debt, respectively, on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

The Company recorded a cumulative correction during the fourth quarter of Fiscal 2011 relating to four specific leasing transactions to recognize approximately $33 million of long-lived assets and a corresponding financing obligation in long-term debt. In connection with the cumulative correction during the fourth quarter of Fiscal 2011, the Company reversed $1.2 million of previously recognized expense, primarily rent expense, of which $1.1 million related to reversal of expense recognized during the first three quarters of the current fiscal year. The Company does not believe the correction was material to any current or prior interim or annual periods that were affected.

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

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	2011		2010		2009
Shares of Common Stock issued	103,300		103,300		103,300
Treasury shares	(16,452)		(15,239)		(15,426)

Weighted-Average — basic shares	86,848		88,061		87,874
Dilutive effect of stock options, stock appreciation rights and restricted stock units	2,689		1,790		735

Weighted-Average — diluted shares	89,537		89,851		88,609

Anti-Dilutive shares	2,452	(1)	6,019	(1)	6,698	(1)

(1)

Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

SHARE-BASED COMPENSATION

See Note 4, “Share-Based Compensation.”

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

4.	SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $51.1 million, $40.6 million and $36.1 million for the fifty-two week periods ended January 28, 2012, January 29, 2011 and January 30,

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, respectively. The Company also recognized $19.2 million, $14.7 million and $12.8 million in tax benefits related to share-based compensation for the fifty-two week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

The fair value of share-based compensation awards is recognized as compensation expense on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of January 28, 2012, is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the fifty-two week period ended January 28, 2012 was $1.6 million. The effect of adjustments for forfeitures during the fifty-two week period ended January 29, 2011 was $4.5 million.

A&F issues shares of Common Stock for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of January 28, 2012, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the 2007 Amended and Restated Long-Term Incentive Plan (the “2007 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the 2007 LTIP, or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

Plans

As of January 28, 2012, A&F had two primary share-based compensation plans: the 2005 Long-Term Incentive Plan (the “2005 LTIP”), under which A&F grants stock options, stock appreciation rights and

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the CEO) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO have a vesting period defined as the shorter of four years or the period from the award date through the end of the employment agreement. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company did not grant any stock options during the fifty-two weeks ended January 28, 2012 or January 29, 2011. The weighted-average estimated fair value of stock options granted during the fifty-two weeks ended January 30, 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

Fiscal Year 2009

Grant date market price	$22.87
Exercise price	$22.87
Fair value	$8.26
Assumptions:
Price volatility	50%
Expected term (Years)	4.1
Risk-free interest rate	1.60%
Dividend yield	1.70%

Below is a summary of stock option activity for the fifty-two weeks ended January 28, 2012:

Stock Options	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 29, 2011	2,316,648	$39.51
Granted	—	—
Exercised	(1,573,351)	29.62
Forfeited or cancelled	(28,300)	53.96

Outstanding at January 28, 2012	714,997	$60.72	$3,958,608	4.7

Stock options exercisable at January 28, 2012	639,447	$60.16	$3,508,038	4.6

Stock options expected to become exercisable in the future as of January 28, 2012	74,320	$65.79	$430,461	6.3

The total intrinsic value of stock options which were exercised during the fifty-two weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 was $48.5 million, $10.7 million and $0.6 million, respectively.

The grant date fair value of stock options which vested during the fifty-two weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 was $2.4 million, $4.0 million and $5.0 million, respectively.

As of January 28, 2012, there was $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.3 years.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

The weighted-average estimated fair value of stock appreciation rights granted during the fifty-two weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Fiscal Year
	Chairman and Chief Executive Officer			Other Executive Officers			All Other Associates
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Grant date market price	$56.86	$44.86	$28.42	$54.87	$44.86	$25.77	$55.12	$44.32	$26.43
Exercise price	$56.86	$44.86	$32.99	$54.87	$44.86	$25.77	$55.12	$44.32	$26.43
Fair value	$22.99	$16.96	$9.67	$22.29	$16.99	$10.06	$21.98	$16.51	$10.00
Assumptions:
Price volatility	53%	50%	47%	53%	51%	52%	55%	53%	53%
Expected term (Years)	4.6	4.7	5.6	4.7	4.5	4.5	4.1	4.1	4.1
Risk-free interest rate	1.8%	2.3%	2.5%	2.0%	2.3%	1.6%	1.7%	2.0%	1.6%
Dividend yield	1.5%	2.1%	2.4%	1.6%	2.1%	1.7%	1.6%	2.1%	1.7%

Below is a summary of stock appreciation rights activity for the fifty-two weeks ended January 28, 2012:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 29, 2011	7,136,189	$34.08
Granted:
Chairman and Chief Executive Officer	1,879,195	56.86
Other Executive Officers	217,000	54.87
All Other Associates	156,700	54.93
Exercised	(290,375)	32.98
Forfeited or cancelled	(59,375)	41.24

Outstanding at January 28, 2012	9,039,334	$39.66	$91,273,761	5.2

Stock appreciation rights exercisable at January 28, 2012	857,232	$36.89	$8,863,886	5.2

Stock appreciation rights expected to become exercisable in the future as of January 28, 2012	8,098,051	$39.90	$82,011,681	5.2

The total intrinsic value of stock appreciation rights exercised during the fifty-two weeks ended January 28, 2012 was $11.0 million. The total intrinsic value of stock appreciation rights exercised during the fifty-two weeks ended January 29, 2011 was $1.8 million.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of stock appreciation rights which vested during the fifty-two weeks ended January 28, 2012 and January 29, 2011 was $11.3 million and $5.0 million, respectively.

As of January 28, 2012, there was $72.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the fifty-two weeks ended January 28, 2012:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 29, 2011	1,147,754	$49.59
Granted	573,450	54.44
Vested	(410,540)	59.31
Forfeited	(121,372)	43.90

Non-vested at January 28, 2012	1,189,292	$49.11

The total fair value of restricted stock units granted during the fifty-two weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 was $31.2 million, $17.9 million and $11.5 million, respectively.

The total grant date fair value of restricted stock units and restricted shares which vested during the fifty-two weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 was $24.3 million, $24.3 million and $26.4 million, respectively.

As of January 28, 2012, there was $34.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 year.

5.    CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	January 28, 2012	January 29, 2011
Cash and equivalents:
Cash	$374,479	$300,624
Cash equivalents	209,016	525,729

Total cash and equivalents	$583,495	$826,353

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $30.0 million on January 28, 2012 and $26.3 million on

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 29, 2011, respectively. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

6.    INVESTMENTS

Investments consisted of (in thousands):

	January 28, 2012	January 29, 2011
Marketable securities:
Available-for-sale securities:
Auction rate securities — student loan backed	$84,650	$85,732
Auction rate securities — municipal authority bonds	14,858	14,802

Total available-for-sale securities	99,508	100,534
Rabbi Trust assets:(1)
Money market funds	23	343
Municipal notes and bonds	—	11,870
Trust-owned life insurance policies (at cash surrender value)	85,126	70,288

Total Rabbi Trust assets	85,149	82,501

Total Investments	$184,657	$183,035

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At January 28, 2012, the Company’s investment grade ARS consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 16 to 31 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of January 28, 2012 were as follows:

	Par Value	Other-than- Temporary Impairment	Carrying Value
	(in thousands)
Available-for-sale securities:
Auction rate securities — student loan backed	$92,975	$(8,325)	$84,650
Auction rate securities — municipal authority bonds	19,975	(5,117)	14,858

Total available-for-sale securities	$112,950	$(13,442)	$99,508

See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. During the fifty-two weeks ended January 28, 2012, the Company changed its intent regarding the sale of its ARS, resulting in recognition of an other-than-temporary impairment of $13.4 million recorded in other expense.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. During the fifty-two weeks ended January 28, 2012, the Company sold $11.6 million of municipal notes and bonds at an immaterial realized loss. The proceeds from the sale of the municipal notes and bonds, along with money market funds on hand, were used to purchase an additional $12.3 million in insurance policies. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.5 million and $2.3 million for the fifty-two weeks ended January 28, 2012 and January 29, 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

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

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of January 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
ASSETS:
Money market funds(1)	$209,041	$—	$—	$209,041
ARS — available-for-sale — student loan backed	—	—	84,650	84,650
ARS — available-for-sale — municipal authority bonds	—	—	14,858	14,858
Derivative financial instruments	—	10,770	—	10,770

Total assets measured at fair value	$209,041	$10,770	$99,508	$319,319

LIABILITIES:
Derivative financial instruments	—	1,458	—	1,458

Total liabilities measured at fair value	$—	$1,458	$—	$1,458

(1)	Includes $209.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi trust were immaterial.

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

The level 3 assets include available-for-sale investments in insured student loan backed ARS and insured municipal authority bond ARS.

The Company measures the fair value of its ARS primarily using a discounted cash flow model, as well as a comparison to similar securities in the market. Certain significant inputs into the model are unobservable in the market including the periodic coupon rate, market rate of return and expected term.

As of January 28, 2012, approximately 46% of the Company’s ARS were “AAA” rated, approximately 16% were “AA” rated, and approximately 38% were “A-” rated, in each case as rated by one or more of the major credit rating agencies.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 29, 2011 to January 28, 2012. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Available-for-sale ARS - Student Loans	Available-for-sale ARS - Muni Bonds	Total
		(in thousands)
Fair value, January 29, 2011	$85,732	$14,802	$100,534
Redemptions	(2,650)		(2,650)
Gains and (losses), net:
Reported in Net Income	(8,325)	(5,117)	(13,442)
Reported in Other Comprehensive Income	9,893	5,173	15,066

Fair value, January 28, 2012	$84,650	$14,858	$99,508

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	January 28, 2012	January 29, 2011
Land	$36,890	$36,885
Buildings	267,566	223,520
Furniture, fixtures and equipment	614,641	602,885
Information technology	237,245	233,867
Leasehold improvements	1,340,487	1,247,493
Construction in progress	113,663	69,577
Other	44,727	47,006

Total	$2,655,219	$2,461,233
Less: Accumulated depreciation and amortization	(1,457,948)	(1,306,474)

Property and equipment, net	$1,197,271	$1,154,759

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.

In the fourth quarter of Fiscal 2011, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred store-related asset impairment charges of $68.0 million, included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for the fifty-two weeks ended January 28, 2012. The asset impairment charge was related to 14 Abercrombie & Fitch, 21 abercrombie kids, 42 Hollister, and two Gilly Hicks stores.

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

Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. Included in property and equipment, net, are store-related assets previously impaired and measured at a fair value of $13.1 million and $14.6 million, net of accumulated depreciation, as of January 28, 2012 and January 29, 2011, respectively.

In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an amount for the total project costs and an amount related to the pre-existing, leased building, which is included in Property and Equipment, Net and Long-Term Debt, respectively, on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to depreciate the asset over its useful life. The Company had $47.5 million and $16.5 million of construction project assets in Property and Equipment, Net at January 28, 2012 and January 29, 2011, respectively.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	OTHER ASSETS

Other assets consisted of (in thousands):

	2011	2010
Rabbi Trust	$85,149	$82,501
Long-term deposits	78,617	61,658
Long-term supplies	36,739	27,099
Intellectual property	31,760	7,558
Restricted cash	30,043	26,322
Non-current deferred tax assets	29,165	16,764
Prepaid income tax on intercompany items	16,049	13,709
Other	39,727	23,730

Other assets	$347,249	$259,341

Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements. Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies, and construction materials. Other includes prepaid leases and various other assets.

10.	DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Deferred lease credits	$551,468	$544,223
Amortized deferred lease credits	(327,399)	(310,066)

Total deferred lease credits, net	$224,069	$234,157

11.	LEASED FACILITIES

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

Certain leases provide for contingent rents, which are primarily determined as a percentage of sales in excess of a predetermined level. The Company records a contingent rent liability in accrued expenses on

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Balance Sheets, and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income when the Company determines that it is probable that the expense has been incurred and the amount can be reasonably estimated.

Store lease terms may also require additional payments covering taxes, common area costs and certain other expenses.

A summary of rent expense follows (in thousands):

	2011	2010	2009
Store rent:
Fixed minimum	$388,004	$333,419	$301,138
Contingent	16,942	9,306	6,136

Total store rent	404,946	342,725	307,274
Buildings, equipment and other	4,719	4,988	5,071

Total rent expense	$409,665	$347,713	$312,345

At January 28, 2012, the Company was committed to non-cancelable leases with remaining terms of one to 19 years. A summary of operating lease commitments under non-cancelable leases follows (thousands):

Fiscal 2012	$386,140
Fiscal 2013	$380,825
Fiscal 2014	$361,861
Fiscal 2015	$339,041
Fiscal 2016	$310,302
Thereafter	$1,267,083

12.	ACCRUED EXPENSES

Accrued expense consisted of (in thousands):

	2011	2010
Accrued taxes	$68,138	$40,562
Accrued payroll and related costs	57,633	71,456
Gift card liability	47,669	47,098
Construction in progress	47,526	24,915
Accrued rent	33,966	23,247
Return reserve	7,026	10,277
Other	113,062	82,545

Accrued expenses	$375,020	$300,100

Accrued payroll and related costs include salaries, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store, direct-to-consumer and home office operations.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	2011	2010
Accrued straight-line rent	$114,136	$95,838
Deferred compensation	84,573	76,198
Unrecognized tax benefits, including interest and penalties	19,496	20,994
Other	17,143	10,537

Other liabilities	$235,348	$203,567

Deferred compensation includes the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 18, “Retirement Benefits,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

14.	INCOME TAXES

Earnings from continuing operations before taxes were comprised of (in thousands):

	2011	2010	2009
Domestic	$148,629	$190,570	$119,358
Foreign	37,824	38,000	152

Total	$186,453	$228,570	$119,510

Domestic income above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest. The provision for income taxes from continuing operations consisted of (in thousands):

	2011	2010	2009
Current:
Federal	$100,495	$94,922	$33,212
State	11,085	16,126	4,003
Foreign	13,262	11,395	5,086

	$124,842	$122,443	$42,301

Deferred:
Federal	$(47,619)	$(32,669)	$10,055
State	(10,007)	(7,229)	(147)
Foreign	(7,625)	(4,258)	(11,652)

	$(65,251)	$(44,156)	$(1,744)

Total provision	$59,591	$78,287	$40,557

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation between the statutory federal income tax rate and the effective tax rate for continuing operations is as follows:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	4.0	2.5	2.1
Tax effect of foreign earnings	(5.5)	(2.9)	(4.4)
Other items, net	(1.5)	(0.3)	1.2

Total	32.0%	34.3%	33.9%

Amounts paid directly to taxing authorities were $118.2 million, $85.1 million, and $27.1 million in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

The effect of temporary differences which give rise to deferred income tax assets (liabilities) were as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred compensation	$69,296	$59,027
Inventory	33,074	13,683
Accrued expenses	20,356	22,920
Rent	12,001	26,158
Foreign net operating losses (NOLs)	11,687	11,510
Reserves	7,911	8,666
Realized and unrealized investment losses	5,565	592
Other	—	2,476
Valuation allowance	(2,531)	—

Total deferred tax assets	$157,359	$145,032

Deferred tax liabilities:
Property and equipment	(41,076)	(94,630)
Store supplies	(10,591)	(11,911)
Other	(1,949)	—

Total deferred tax liabilities	$(53,616)	$(106,541)

Net deferred income tax assets	$103,743	$38,491

Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax liability of $1.6 million and a deferred tax asset of $5.2 million for Fiscal 2011 and Fiscal 2010, respectively. Accordingly, these deferred taxes are not reflected in the table above.

As of January 28, 2012 and January 29, 2011, the Company had deferred tax assets related to foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $11.7 million and $11.5 million, respectively. A portion of these net operating loss carryovers begin expiring in the year 2016 and some have an indefinite carryforward period. Management believes it is more likely than

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not that these net operating loss carryovers will reduce future years’ tax liabilities in certain foreign jurisdictions less the associated valuation allowance. As of January 28, 2012 and January 29, 2011, the foreign subsidiaries’ net operating valuation allowances totaled $2.5 million and $0.0, respectively.

No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

	2011	2010	2009
	(In thousands)
Unrecognized tax benefits, beginning of the year	$14,827	$29,437	$43,684
Gross addition for tax positions of the current year	1,183	562	222
Gross addition for tax positions of prior years	1,602	1,734	2,167
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(2,448)	(2,328)	(448)
Settlements during the period	(1,631)	(14,166)	(5,444)
Changes in judgment	(129)	(412)	(10,744)

Unrecognized tax benefits, end of year	$13,404	$14,827	$29,437

The amount of the above unrecognized tax benefits at January 28, 2012, January 29, 2011 and January 30, 2010 which would impact the Company’s effective tax rate, if recognized, was $13.4 million, $14.8 million and $29.4 million, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Tax expense for Fiscal 2011 includes a $0.7 million increase of net accrued interest, compared to a $3.4 million reduction of net accrued interest as of the end of Fiscal 2010. Interest and penalties of $6.1 million had been accrued, at the end of Fiscal 2011, compared to $6.2 million accrued at the end of Fiscal 2010.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2011 as part of the IRS’s Compliance Assurance Process program. IRS examinations for Fiscal 2010 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three-five years after the filing of the respective return. The Company has various state income tax returns in the process of examination or administrative appeals.

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 28, 2012, U.S. taxes have not been provided on approximately $64.5 million of unremitted earnings of subsidiaries operating outside of the U.S. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to Abercrombie & Fitch or a U.S. affiliate, or if Abercrombie & Fitch were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	LONG-TERM DEBT

On July 28, 2011, the Company entered into an unsecured Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. This Amended and Restated Credit Agreement serves to amend and restate in its entirety the syndicated unsecured credit agreement dated April 15, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into the Amended and Restated Credit Agreement were to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes.

The Amended and Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) PNC Bank, National Association’s then publicly announced prime rate, (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus  1/2 of 1.0% or (c) the Daily Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1.0%.

The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00 at the end of each testing period. The Company was in compliance with the applicable ratio requirements and other covenants at January 28, 2012. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the applicable Leverage Ratio.

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

The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at January 28, 2012 and January 29, 2011. Stand-by letters of credit outstanding, under either the Amended and Restated Credit Agreement or Prior Credit Agreement as applicable, on January 28, 2012 and January 29, 2011 were immaterial.

As of January 28, 2012, the Company did not have any borrowings under the Amended and Restated Credit Agreement and had $43.8 million outstanding under the Prior Credit Agreement as of January 29, 2011. The amounts outstanding under the Prior Credit Agreement were denominated in Japanese Yen and were fully repaid during the fifty-two weeks ended January 28, 2012.

As of January 28, 2012 and January 29, 2011, the Company also had $57.9 million and $24.8 million, respectively, of long-term debt related to the landlord financing obligation for certain leases where the Company is deemed the owner of the construction project for accounting purposes, as substantially all of the risk of ownership during construction of a leased property is held by the Company. The landlord financing obligation is amortized over the life of the related lease.

As of January 28, 2012, the carrying value of the Company’s long-term debt approximated fair value. Total interest expense was $7.9 million and $7.8 million for the fifty-two weeks ended January 28, 2012 and January 29, 2011, respectively. The average interest rate for the long-term debt that had been previously outstanding under the Prior Credit Agreement was 2.4% for the fifty-two weeks ended January 28, 2012.

16.	DERIVATIVES

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivatives, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

In order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been, and is expected to continue to be, effective at achieving offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of January 28, 2012, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was thirteen months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of January 28, 2012 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.

As of January 28, 2012, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion, or all of, forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$218,762
British Pound	$53,331
Canadian Dollar	$12,384

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of January 28, 2012.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also uses foreign exchange forward contracts to hedge certain foreign currency denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instrument and the hedged item.

As of January 28, 2012, the Company had the following outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Japanese Yen	$19,559
Euro	$11,556
British Pound	$7,669
Canadian Dollar	$3,435

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of January 28, 2012.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	January 28, 2012	January 29, 2011	Balance Sheet Location	January 28, 2012	January 29, 2011
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$10,766	$727	Other Liabilities	$874	$763

Derivates Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$4	$—	Other Liabilities	$584	$380

Total	Other Current Assets	$10,770	$727	Other Liabilities	$1,458	$1,143

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for the fifty-two weeks ended January 28, 2012 and January 29, 2011 on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Fifty-Two Weeks Ended
		January 28, 2012	January 29, 2011
	Location	Gain/(Loss)	Gain/(Loss)
	(in thousands)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income (Expense), Net	$1,503	$(971)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	January 28, 2012	January 29, 2011		January 28, 2012	January 29, 2011		January 28, 2012	January 29, 2011
	(in thousands)
Derivatives in Cash Flow Hedging Relationships

Foreign Exchange Forward Contracts	$14,415	$1,614	Cost of Goods Sold	$982	$2,122	Other Operating Expense (Income), Net	$(1,190)	$(304)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

17.	DISCONTINUED OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the fifty-two weeks ended January 28, 2012 and January 30, 2010. Results from discontinued operations for the fifty-two weeks ended January 29, 2011, were immaterial.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward from January 29, 2011 of the liabilities recognized on the Consolidated Balance Sheet as of January 28, 2012 related to the closure of RUEHL branded stores and related direct-to-consumer operations (in millions):

Fifty-Two Weeks Ended January 28, 2012
Beginning Balance	$17.2
Interest Accretion / Other, Net(1)	(1.3)
Cash Payments	(15.9)

Ending Balance	$—

(1)	Other includes an accrual adjustment related to the settlement of outstanding lease obligations.

18.	RETIREMENT BENEFITS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $16.4 million in Fiscal 2011, $19.4 million in Fiscal 2010 and $17.8 million in Fiscal 2009.

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded net expense of $1.3 million and $2.7 million for Fiscal 2011 and Fiscal 2010, respectively, and net income of $1.0 million for Fiscal 2009, associated with the SERP.

The expense for the fifty-two weeks ended January 29, 2011, included an expense of $2.1 million to correct a cumulative under accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	CONTINGENCIES

A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. Moreover, the Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company intends to defend the following pending matters vigorously, as appropriate. The Company’s identified contingencies include the following matters:

On September 16, 2005, a derivative action, styled The Booth Family Trust v. Michael S. Jeffries, et al., was filed in the United States District Court for the Southern District of Ohio, naming A&F as a nominal defendant and seeking to assert claims for unspecified damages against nine of A&F’s present and former directors, alleging various breaches of the directors’ fiduciary duty and seeking equitable and monetary relief. In the following three months, four similar derivative actions were filed (three in the United States District Court for the Southern District of Ohio and one in the Court of Common Pleas for Franklin County, Ohio) against present and former directors of A&F alleging various breaches of the directors’ fiduciary duty allegedly arising out of antecedent employment law and securities class actions brought against the Company. A consolidated amended derivative complaint was filed in the federal proceeding on July 10, 2006. On February 16, 2007, A&F announced that its Board of Directors had received a report of the Special Litigation Committee established by the Board to investigate and act with respect to claims asserted in the derivative cases, which concluded that there was no evidence to support the asserted claims and directed the Company to seek dismissal of the derivative cases. On September 10, 2007, the Company moved to dismiss the federal derivative cases on the authority of the Special Litigation Committee Report. On March 12, 2009, the Company’s motion was granted and, on April 10, 2009, plaintiffs filed an appeal from the order of dismissal in the United States Court of Appeals for the Sixth Circuit. On April 5, 2011, a panel of the United States Court of Appeals for the Sixth Circuit reversed the decision of the District Court and remanded the action for further proceedings. On November 1, 2011, the District Court entered an order which gave preliminary approval to a proposed settlement of the consolidated derivative litigation. The District Court also set a hearing (the “Fairness Hearing”) for December 13, 2011 to determine whether the proposed settlement should be finally approved and to consider an award of fees and expenses to plaintiffs’ counsel. The District Court also directed that notice be given to the Company’s stockholders concerning the proposed settlement and their right to be heard in connection with the Fairness Hearing. On December 19, 2011, the District Court, after the Fairness Hearing, entered a final order (1) approving the proposed settlement submitted to the District Court by the parties to the derivative litigation and (2) dismissing with prejudice all claims contained in the 2005 derivative cases. The District Court’s order also resulted in dismissal of the state-court derivative action, which had been stayed pending resolution of the federal derivative cases.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement.

On October 17, 2011, Amber Echavez, a former employee, filed an action against Abercrombie & Fitch Co. and two of its subsidiaries (collectively, the “Defendants”) in the Superior Court of Los Angeles County, California. She alleged the Defendants violated California labor laws by failing to provide suitable seats for her and for other current and former employees. She sought to maintain the suit as a class action on behalf of a class of retail sales employees and also as a representative action under California’s Private Attorney General Act of 2004 (“PAGA”). On November 23, 2011, the Defendants removed the action to the United States District Court for the Central District of California (the “Court”) and on February 6, 2012, moved (1) to dismiss the action for failure to state a claim and (2) to strike plaintiff’s class allegations. On March 12, 2012, the Court entered an order denying Defendants’ motion to dismiss and granting Defendants’ motion to strike plaintiff’s class allegations. The parties are continuing to litigate plaintiff’s remaining claims.

20.	RECENT ACCOUNTING PRONOUNCEMENTS

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

21.	SUBSEQUENT EVENT

On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity. In conjunction with the Term Loan Agreement, the Company amended the Amended and Restated Credit Agreement principally to be able to enter into the Term Loan Agreement. The Company is not required to draw down all, or any portion, of the Term Loan Agreement. Proceeds from the Term Loan Agreement may be used for any general corporate purpose. Depending on market conditions, liquidity and other factors, the Company may use all, or a portion, of the Term Loan Agreement to accelerate A&F’s previously announced stock repurchase program. Each loan will mature on February 23, 2017, with quarterly amortization payments of principal beginning in May 2013. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. To date, no draws have been made under the Term Loan Agreement.

22.	PREFERRED STOCK PURCHASE RIGHTS

On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock (the “Common Stock”), par value $0.01 per share, of A&F. The dividend was paid on July 28, 1998 to stockholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on the Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 and prior to the Distribution Date has been, and will be issued, with 0.50 Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have 0.50 Right attached.

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

The Rights will expire on July 16, 2018, unless earlier exchanged or redeemed. A&F may redeem all of the Rights at a price of $0.01 per whole Right at any time before any person becomes an Acquiring Person.

Rights holders have no rights as a stockholder of A&F, including no right to vote or to receive dividends.

ABERCROMBIE & FITCH CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2011 and Fiscal 2010 follows (in thousands, except per share amounts):

Fiscal 2011 Quarter	First	Second	Third	Fourth
Net sales	$836,674	$916,763	$1,075,856	$1,328,766
Gross profit	$543,661	$583,042	$646,522	$745,646
Net income from discontinued operations, net of tax	$796	$—	$—	$—
Net income	$25,141	$32,031	$50,905	$19,580
Net income per diluted share from continuing operations(1)	$0.27	$0.35	$0.57	$0.22
Net income per diluted share from discontinued operations	$0.01	$—	$—	$—
Net income per diluted share(1)	$0.28	$0.35	$0.57	$0.22

Fiscal 2010 Quarter	First	Second	Third	Fourth
Net sales	$687,804	$745,798	$885,778	$1,149,396
Gross profit	$431,416	$485,348	$564,432	$730,986
Net (loss) income	$(11,828)	$19,479	$50,040	$92,593
Net (loss) income per diluted share(2)	$(0.13)	$0.22	$0.56	$1.03

(1)

The fourth quarter of Fiscal 2011 includes impairment charges of $0.49, asset write down charges of $0.10, store closure and lease exit charges of $0.13, legal charges of $0.07, and charges related to a change in intent with regarding the Company’s ARS portfolio of $0.10.

(2)	The second quarter of Fiscal 2010 includes impairment charges of $0.02. The fourth quarter of Fiscal 2010 includes impairment charges of $0.33 and store closure charges of $0.03.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Abercrombie & Fitch Co.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 27, 2012

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 28, 2012. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 28, 2012, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 28, 2012 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 28, 2012, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 28, 2012 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended January 28, 2012 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

Code of Business Conduct and Ethics

Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

Audit Committee

Information concerning A&F’s Audit Committee, including the determination that the Audit Committee has at least one audit committee financial expert (as defined under applicable SEC rules) serving on the Audit Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors, and the changes to those procedures which have been implemented since A&F’s Annual Meeting of Stockholders held on June 16, 2011, is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

Information regarding the number of securities to be issued and remaining available under equity compensation plans as of January 28, 2012 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

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

(3) Exhibits:

The documents listed below are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

3.1	Amended and Restated Certificate of Incorporation of A&F as filed with the Delaware Secretary of State on August 27, 1996, incorporated herein by reference to Exhibit 3.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 1996 (File No. 001-12107).

3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock of A&F as filed with the Delaware Secretary of State on July 21, 1998, incorporated herein by reference to Exhibit 3.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (File No. 001-12107).

3.3	Certificate of Decrease of Shares Designated as Class B Common Stock as filed with the Delaware Secretary of State on July 30, 1999, incorporated herein by reference to Exhibit 3.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co., as filed with the Delaware Secretary of State on June 16, 2011, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

3.5	Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. reflecting amendments through June 16, 2011, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.6	Certificate regarding Approval of Amendment to Section 2.03 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Stockholders of Abercrombie & Fitch Co. at Annual Meeting of Stockholders held on June 10, 2009, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.7	Certificate regarding Approval of Addition of New Article IX of Amended and Restated Bylaws by Board of Directors of Abercrombie & Fitch Co. on June 10, 2009, incorporated herein by reference to Exhibit 3.2 to A&F’s Current Report on Form 8-K dated and filed June 16, 2009 (File No. 001-12107).

3.8	Certificate regarding Approval of Amendments to Sections 1.09 and 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on November 15, 2011, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed November 21, 2011 (File No. 001-12107).

3.9	Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through November 15, 2011, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

4.1	Rights Agreement, dated as of July 16, 1998, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 1 to A&F’s Registration Statement on Form 8-A dated and filed July 21, 1998 (File No. 001-12107).

4.2	Amendment No. 1 to Rights Agreement, dated as of April 21, 1999, between A&F and First Chicago Trust Company of New York, incorporated herein by reference to Exhibit 2 to A&F’s Form 8-A (Amendment No. 1), dated April 23, 1999 and filed April 26, 1999 (File No. 001-12107).

4.3	Certificate of adjustment of number of Rights associated with each share of Class A Common Stock, dated May 27, 1999, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999 (File No. 001-12107).

4.4	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank, incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

4.5	Amendment No. 2, dated as of June 11, 2008, to the Rights Agreement, dated as of July 16, 1998, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), as Rights Agent, incorporated herein by reference to Exhibit 4.01 to A&F’s Form 8-A/A (Amendment No. 2), dated and filed June 12, 2008 (File No. 001-12107).

4.6	Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on November 2, 2009, between A&F and American Stock Transfer & Trust Company, LLC (as successor to National City Bank), as Rights Agent, incorporated herein by reference to Exhibit 4.6 to A&F’s Form 8-A/A (Amendment No. 5), dated and filed November 3, 2009 (File No. 001-12107).

4.7	Amended and Restated Credit Agreement, entered into as of July 28, 2011, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); Abercrombie & Fitch Co.; the Lenders (as defined in the Amended and Restated Credit Agreement); PNC Bank, National Association, as global agent, the Swing Line Lender and an LC Issuer; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities, LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and an LC Issuer; Fifth Third Bank, as a co-documentation agent; and The Huntington National Bank, as a co-documentation agent and an LC Issuer, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107).

4.8	Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of July 28, 2011, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as defined in the Amended and Restated Guaranty of Payment (Domestic Credit Parties)); and PNC Bank, National Association, as global agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107).

4.9	Supplement No. 1 to Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of August 31, 2011, between NSOP, LLC, as a New Guarantor, and PNC Bank, National Association, as global agent, incorporated herein by reference to Exhibit 4.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107).

4.10	Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; PNC Capital Markets LLC, as a Co-Lead Arranger and a Co-Bookrunner; J.P. Morgan Securities LLC, as a Co-Lead Arranger and a Co-Bookrunner; JPMorgan Chase Bank, N.A., as Syndication Agent, an LC Issuer and a Lender; Fifth Third Bank, as a Co-Documentation Agent and a Lender; The Huntington National Bank, as a Co-Documentation Agent, an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.11	Term Loan Agreement, entered into as of February 24, 2012, among Abercrombie & Fitch Management Co.; Abercrombie & Fitch Co.; the Lenders (as defined in the Term Loan Agreement); PNC Bank, National Association, as administrative agent and a Lender; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and a Lender; Fifth Third Bank, as a co-documentation agent and a Lender; Citizens Bank of Pennsylvania, as a co-documentation agent and a Lender; The Huntington National Bank, as a Lender; U.S. Bank National Association, as a Lender; HSBC Bank USA, N.A., as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.12	Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

*10.1	Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2007 (File No. 001-12107).

*10.2	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan (reflects amendments through December 7, 1999 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (File No. 001-12107).

*10.3	1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.4	Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.5	Amended and Restated Employment Agreement, entered into as of August 15, 2005, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107).

*10.6	Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).

*10.7	Amendment No. 1 to Michael S. Jeffries Employment Agreement, entered into on April 12, 2010, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107).

*10.8	Amendment No. 2 to Michael S. Jeffries Employment Agreement, made and entered into on January 28, 2011, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed January 31, 2011 (File No. 001-12107).

10.9	Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner (the “Gulfstream Agreement”), incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).

10.10	Aircraft Time Sharing Agreement, made and entered into to be effective as of November 12, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by NetJets Sales, Inc., NetJets Aviation, Inc. and NetJets Services, Inc. (the “NetJets Agreement”), incorporated herein by reference to Exhibit 10.10 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 001-12107).

10.11	Letter of Understanding, dated November 12, 2010, between Michael S. Jeffries and Abercrombie & Fitch Management Co. in respect of the Gulfstream Agreement and the NetJets Agreement, incorporated herein by reference to Exhibit 10.11 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 001-12107).

*10.12	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.13	Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

*10.14	First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10.15	Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10.16	Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.17	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.18	Form of Restricted Shares Award Agreement (No Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.19	Form of Restricted Shares Award Agreement (Performance-Based Goals) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.20	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan prior to November 28, 2004, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.21	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Option and Performance Incentive Plan after November 28, 2004, incorporated herein by reference to Exhibit 10.15 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.22	Form of Stock Option Agreement used for grants under the 1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.16 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.23	Form of Restricted Shares Award Agreement (also called Stock Unit Agreement) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.17 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.24	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.18 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.25	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates prior to November 28, 2004, incorporated herein by reference to Exhibit 10.19 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.26	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.27	Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors prior to November 28, 2004, incorporated herein by reference to Exhibit 10.21 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.28	Form of Stock Option Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.29	Form of Stock Unit Agreement under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors entered into by A&F in order to evidence the automatic grants of stock units made on January 31, 2005 and to be entered into by A&F in respect of future automatic grants of stock units, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 3, 2005 (File No. 001-12107).

*10.30	Form of Restricted Shares Award Agreement used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.35 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.31	Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.32	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).

*10.33	Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.34	Form of Restricted Stock Unit Award Agreement for Employees used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.5 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.35	Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.14 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

*10.36	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F, effective February 23, 2010, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107).

*10.37	Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.38	Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.39	Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

*10.40	Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

*10.41	Form of Stock Option Agreement to be used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.42	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.43	Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

*10.44	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

*10.45	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) on and after February 12, 2009, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.46	Form of Stock Appreciation Right Agreement to be used to evidence the Semi-Annual Grants of stock appreciation rights to Michael S. Jeffries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (now known as the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.47	Stock Appreciation Right Agreement [Retention Grant Tranche 1], made to be effective as of December 19, 2008, by and between A&F and Michael S. Jeffries entered into to evidence first tranche of Retention Grant covering 1,600,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (now known as the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.48	Stock Appreciation Right Agreement [Retention Grant Tranche 2] by and between A&F and Michael S. Jeffries entered into effective as of March 2, 2009 to evidence second tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (now known as the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.49	Stock Appreciation Right Agreement [Retention Grant Tranche 3] by and between A&F and Michael S. Jeffries entered into effective as of September 1, 2009 to evidence third tranche of Retention Grant covering 1,200,000 stock appreciation rights granted under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (now known as the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.50	Form of Stock Appreciation Right Agreement to be used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.51	Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern “amounts deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended January 28, 2012.

14.1	Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (ii) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) the Notes to Consolidated Financial Statements***

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**	These certifications are furnished.

***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 to this Annual Report on Form 10-K are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

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

ABERCROMBIE & FITCH CO.

Date: March 27, 2012	By /s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

Signature	Title

/s/ Michael S. Jeffries Michael S. Jeffries	Chairman, Chief Executive Officer and Director

* James B. Bachmann	Director

* Lauren J. Brisky	Director

* Michael E. Greenlees	Director

* Archie M. Griffin	Director

* Kevin S. Huvane	Director

* John W. Kessler	Director

* Elizabeth M. Lee	Director

/s/ Jonathan E. Ramsden Jonathan E. Ramsden	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* Craig R. Stapleton	Director

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 27, 2012.

By	/s/ Jonathan E. Ramsden
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

ABERCROMBIE & FITCH CO.

(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended January 28, 2012

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Powers of Attorney

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (ii) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010; and (v) the Notes to Consolidated Financial Statements.