Form 10-Q
period 2012-04-28
ABERCROMBIE & FITCH CO /DE/
filed 2012-06-05
CIK 1018840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 1, 2012
$.01 Par Value	82,553,044 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
NET SALES	$921,218	$836,674
Cost of Goods Sold	344,859	293,013

GROSS PROFIT	576,359	543,661
Stores and Distribution Expense	455,732	399,101
Marketing, General and Administrative Expense	116,889	107,651
Other Operating Income, Net	(2,584)	(1,836)

OPERATING INCOME	6,322	38,745
Interest Expense, Net	1,089	950

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	5,233	37,795
Tax Expense from Continuing Operations	2,248	13,450

NET INCOME FROM CONTINUING OPERATIONS	$2,985	$24,345

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$796

NET INCOME	$2,985	$25,141

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.04	$0.28

DILUTED	$0.03	$0.27

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$0.01

DILUTED	$—	$0.01

NET INCOME PER SHARE:
BASIC	$0.04	$0.29

DILUTED	$0.03	$0.28

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	84,593	87,282
DILUTED	86,184	90,441

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign Currency Translation Adjustments	$3,384	$18,487
Gain on Marketable Securities, net of taxes of $(390) for the thirteen-week period ended April 30, 2011.	—	665
Unrealized loss on derivative financial instruments, net of taxes of $936 and $1,907 for the thirteen-week periods ended April 28, 2012 and April 30, 2011, respectively.	(7,145)	(3,247)

Other Comprehensive (Loss) Income	$(3,761)	$15,905

COMPREHENSIVE (LOSS) INCOME	$(776)	$41,046

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

(Thousands, except par value amounts)

	(unaudited) April 28, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$321,617	$583,495
Marketable Securities	37,902	84,650
Receivables	73,429	89,350
Inventories	517,564	569,818
Deferred Income Taxes	75,775	77,120
Other Current Assets	83,386	84,342

TOTAL CURRENT ASSETS	1,109,673	1,488,775
PROPERTY AND EQUIPMENT, NET	1,266,875	1,197,271
NON-CURRENT MARKETABLE SECURITIES	—	14,858
OTHER ASSETS	357,393	347,249

TOTAL ASSETS	$2,733,941	$3,048,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$160,203	$211,368
Accrued Expenses	323,573	369,073
Deferred Lease Credits	41,544	41,047
Income Taxes Payable	19,850	77,918

TOTAL CURRENT LIABILITIES	545,170	699,406
LONG-TERM LIABILITIES:
Deferred Income Taxes	—	4,123
Deferred Lease Credits	183,066	183,022
Leasehold Financing Obligations	65,708	57,851
Long-Term Debt	—	—
Other Liabilities	246,982	241,295

TOTAL LONG-TERM LIABILITIES	495,756	486,291
STOCKHOLDERS’ EQUITY:
Class A Common Stock—$0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of April 28, 2012 and January 28, 2012	1,033	1,033
Paid-In Capital	367,352	369,171
Retained Earnings	2,308,546	2,320,571
Accumulated Other Comprehensive Income, net of tax	2,694	6,455
Treasury Stock, at Average Cost—20,758 and 17,662 shares at April 28, 2012 and January 28, 2012, respectively	(986,610)	(834,774)

TOTAL STOCKHOLDERS’ EQUITY	1,693,015	1,862,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,733,941	$3,048,153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES:
Net Income	$2,985	$25,141
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	54,547	57,218
Loss on Disposal / Write-off of Assets	2,694	2,452
Lessor Construction Allowances	4,865	4,548
Amortization of Deferred Lease Credits	(11,998)	(10,710)
Deferred Taxes	(2,661)	(8,528)
Share-Based Compensation	12,817	10,852
Net Tax Deficiency from Share-Based Compensation	(84)	(108)
Excess Tax Benefit from Share-Based Compensation	(1,065)	(1,356)
Changes in Assets and Liabilities:
Inventories	52,724	28,803
Accounts Payable and Accrued Expenses	(106,920)	(52,645)
Income Taxes	(57,971)	(34,489)
Other Assets and Liabilities	5,555	(31,350)

NET CASH USED FOR OPERATING ACTIVITIES	(44,512)	(10,172)
INVESTING ACTIVITIES:
Capital Expenditures	(103,822)	(51,501)
Proceeds from Sales of Marketable Securities	62,431	125
Other Investing	(4,121)	—

NET CASH USED FOR INVESTING ACTIVITIES	(45,512)	(51,376)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	99	9,084
Excess Tax Benefit from Share-Based Compensation	1,065	1,356
Purchase of Treasury Stock	(159,065)	(25,469)
Change in Outstanding Checks and Other	(1,717)	869
Dividends Paid	(14,813)	(15,292)

NET CASH USED FOR FINANCING ACTIVITIES	(174,431)	(29,452)
EFFECT OF EXCHANGE RATES ON CASH	2,577	6,470

NET DECREASE IN CASH AND EQUIVALENTS:	(261,878)	(84,530)
Cash and Equivalents, Beginning of Period	583,495	826,353

CASH AND EQUIVALENTS, END OF PERIOD	$321,617	$741,823

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$4,241	$10,674

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2012” represent the 53-week fiscal year that will end on February 2, 2013, and to “Fiscal 2011” represent the 52-week fiscal year that ended January 28, 2012.

The Consolidated Financial Statements as of April 28, 2012 and for the thirteen-week periods ended April 28, 2012 and April 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012. The January 28, 2012 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2012.

Certain prior period amounts have been reclassified to conform to current year presentation.

In addition, during the thirteen weeks ended April 28, 2012, the classification of the Excess Tax Benefit from Share-Based Compensation was corrected on the Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2011. The classification of Excess Tax Benefit from Share-Based Compensation was corrected and therefore decreased cash flows from operating activities by $1.3 million and increased cash flows from financing activities by $1.3 million. The Company believes these classification errors were immaterial to the previously issued financial statements.

The Consolidated Financial Statements as of April 28, 2012 and for the thirteen-week periods ended April 28, 2012 and April 30, 2011 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the consolidated financial statements.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SEGMENT REPORTING

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s segments sell a similar group of products—casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company has three reportable segments; U.S. Stores, International Stores, and Direct-to-Consumer. Corporate functions, interest income and expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s segments. They are included in Other.

The U.S. Stores’ reportable segment includes the results of store operations in the United States and Puerto Rico and accounted for approximately 59% of total sales for the thirteen-week period ended April 28, 2012, compared to approximately 68% of total sales for the thirteen-week period ended April 30, 2011. The International Stores reportable segment includes the results of store operations in Canada, Europe and Asia and accounted for approximately 24% of total sales for the thirteen-week period ended April 28, 2012, compared to approximately 19% of total sales for the thirteen-week period ended April 30, 2011. The Direct-to-Consumer reportable segment includes the results of operations directly associated with the website operations, both domestic and international, and accounted for approximately 16% of total sales for the thirteen-week period ended April 28, 2012, compared to approximately 13% of total sales for the thirteen-week period ended April 30, 2011.

Operating income is the primary measure of profit the Company uses to make decisions on allocating resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall expenses include all expenses contained “within the four walls of the stores.” These include expenses such as cost of merchandise, selling payroll and related costs, rent, utilities, depreciation and other variable expenses such as repairs and maintenance, supplies and packaging. They also include store sales-related expenses including credit card and bank fees and taxes. Four-wall costs also reflect pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business, less fulfillment expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store, distribution center costs and markdowns on merchandise held in distribution centers. All costs excluded from the three reportable segments are included in Other.

Reportable segment assets include those used directly in or resulting from the operations of each reportable segment. Total assets for the U.S. Stores and International Stores reportable segments primarily consist of store cash, credit card receivables, prepaid rent, store packaging and supplies, lease deposits, merchandise inventory, leasehold acquisition costs, restricted cash and the net book value of store long-lived assets. Total assets for International Stores also include VAT receivables. Total assets for the Direct-to-Consumer reportable segment primarily consist of credit card receivables, merchandise inventory, and the net book value of long-lived assets. Total assets for Other include cash and cash equivalents, investments, distribution center inventory, the net book value of home office and distribution center long-lived assets, foreign currency hedge assets and tax-related assets.

The following table provides the Company’s segment information as of, and for, the thirteen-week periods ended April 28, 2012 and April 30, 2011:

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
Thirteen Weeks Ended April 28, 2012	(In thousands):
Net Sales	$543,881	$225,027	$148,229	$917,137	$4,081	$921,218
Operating Income	84,947	51,969	64,981	201,897	(195,575)	6,322
Total Assets	796,652	740,027	98,046	1,634,725	1,099,216	2,733,941

Thirteen Weeks Ended April 30, 2011
Net Sales	$566,711	$158,695	$105,772	$831,178	$5,496	$836,674
Operating Income	48,050	95,204	54,073	197,327	(158,582)	38,745

(1)

Includes corporate functions such as Design, Merchandising, Sourcing, Planning and Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead. Net Sales consist of third party sell-off of inventory. Operating Income includes: marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store; distribution center costs; and markdowns on merchandise held in distribution centers.

Geographic Information

Financial information relating to the Company’s operations by geographic area is as follows:

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended
(in thousands):	April 28, 2012	April 30, 2011

United States	$644,260	$640,950
Europe	219,586	152,431
Other	57,372	43,293

Total	$921,218	$836,674

Long-Lived Assets:

(in thousands):	April 28, 2012	January 28, 2012
United States	$793,488	$794,723
Europe	428,605	366,647
Other	166,362	156,361

Total	$1,388,455	$1,317,731

Long-lived assets in the table above include primarily property and equipment (net), store supplies and lease deposits.

3. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $12.8 million for the thirteen-week period ended April 28, 2012, and $10.9 million for the thirteen-week period ended April 30, 2011. The Company also recognized $4.9 million in tax benefits related to share-based compensation expense for the thirteen-week period ended April 28, 2012 and $4.1 million for the thirteen-week period ended April 30, 2011.

The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of April 28, 2012 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirteen weeks ended April 28, 2012 was immaterial. The effect of adjustments for forfeitures during the thirteen weeks ended April 30, 2011 was an expense of $1.7 million.

Pursuant to an employment agreement, the Chairman and Chief Executive Officer (“CEO”) is eligible to receive “semi-annual grants,” as defined in the agreement. The semi-annual grants vest in equal annual installments over the four-year period following the grant date except that each award becomes fully vested no later than February 1, 2014, except for the final semi-annual grant, which will become fully vested on the date of the grant. On May 7, 2012, the Company amended the CEO employment agreement and for future grants, the portion of the semi-annual grant awarded in the form of restricted stock or restricted stock units will vest according to the above schedule if and to the extent the performance-based vesting criteria described in Amendment No. 3 to the employment agreement is met.

A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of April 28, 2012, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.

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

Plans

As of April 28, 2012, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the Amended and Restated 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

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

In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted using the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period. In determining the fair value of restricted stock units the Company does not take into account any performance-based requirements. The performance-based requirements are taken into account in determining the number of awards expected to vest.

Stock Options

The Company did not grant any stock options during the thirteen weeks ended April 28, 2012 or April 30, 2011.

Below is a summary of stock option activity for the thirteen weeks ended April 28, 2012:

Stock Options	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	714,997	$60.72
Granted	—	—
Exercised	(3,750)	26.60
Forfeited or cancelled	—	—

Outstanding at April 28, 2012	711,247	$60.90	$4,552,433	4.3

Stock options exercisable at April 28, 2012	695,247	$61.83	$4,067,823	4.2

Stock options expected to become exercisable in the future as of April 28, 2012	15,454	$20.58	$468,174	6.6

The total intrinsic value of stock options which were exercised during the thirteen weeks ended April 28, 2012 was immaterial. The total intrinsic value of stock options exercised during the thirteen weeks ended April 30, 2011 was $10.9 million.

The grant date fair value of stock options which vested during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $1.2 million and $2.2 million, respectively.

As of April 28, 2012, there was an immaterial amount of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.4 years.

Stock Appreciation Rights

The weighted-average estimated fair value of stock appreciation rights granted during the thirteen weeks ended April 28, 2012 and April 30, 2011, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirteen Weeks Ended
	Chairman and Chief Executive Officer			Other Executive Officers		All Other Associates
	April 28, 2012		April 30, 2011	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Grant date market price	$	n/a	$54.87	$52.89	$54.87	$52.77	$54.87
Exercise price	$	n/a	$54.87	$52.89	$54.87	$52.77	$54.87
Fair value	$	n/a	$22.09	$23.53	$22.29	$23.06	$21.86
Assumptions:
Price volatility		n/a	53%	56%	53%	61%	55%
Expected term (Years)		n/a	4.6	5.0	4.7	4.1	4.1
Risk-free interest rate		n/a	1.9%	1.3%	2.0%	1.0%	1.7%
Dividend yield		n/a	1.6%	1.1%	1.6%	1.1%	1.6%

Below is a summary of stock appreciation rights activity for the thirteen weeks ended April 28, 2012:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	9,039,334	$39.66
Granted:
Other Executive Officers	212,500	52.89
All Other Associates	135,600	52.77
Exercised	(16,050)	35.60
Forfeited or cancelled	(37,575)	43.65

Outstanding at April 28, 2012	9,333,809	$40.15	$114,461,086	5.1

Stock appreciation rights exercisable at April 28, 2012	1,832,658	$42.51	$17,285,785	5.7

Stock appreciation rights expected to become exercisable in the future as of April 28, 2012	7,397,246	$39.45	$96,715,731	4.9

The total intrinsic value of stock appreciation rights exercised during the thirteen weeks ended April 28, 2012 and April 30, 2011 was immaterial.

The grant date fair value of stock appreciation rights which vested during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $18.4 million and $7.9 million, respectively.

As of April 28, 2012, there was $70.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the thirteen weeks ended April 28, 2012:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2012	1,189,292	$49.11
Granted	502,025	50.62
Vested	(304,256)	52.21
Forfeited	(108,106)	59.77

Non-vested at April 28, 2012	1,278,955	$48.06

The total fair value of restricted stock units granted during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $25.4 million and $27.1 million, respectively.

The total grant date fair value of restricted stock units and restricted shares which vested during the thirteen weeks ended April 28, 2012 and April 30, 2011 was $15.9 million and $18.9 million, respectively.

As of April 28, 2012, there was $52.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years.

4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
Shares of Common Stock issued	103,300		103,300
Treasury shares	(18,707)		(16,018)

Weighted-Average—Basic Shares	84,593		87,282
Dilutive effect of stock options, stock appreciation rights and restricted stock units	1,591		3,159

Weighted-Average—Diluted Shares	86,184		90,441

Anti-Dilutive Shares	3,801	(1)	5,883	(1)

(1)

Reflects the number of stock options, stock appreciation rights and restricted stock units outstanding, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	April 28, 2012	January 28, 2012
Cash and equivalents:
Cash	$321,603	$374,479
Cash equivalents	14	209,016

Total cash and equivalents	$321,617	$583,495

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $28.9 million on April 28, 2012 and $30.0 million on January 28, 2012, respectively. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

6. INVESTMENTS

Investments consisted of (in thousands):

	April 28, 2012	January 28, 2012
Marketable securities:
Available-for-sale securities:
Auction rate securities—student loan backed	$22,289	$84,650
Auction rate securities—municipal authority bonds	15,613	14,858

Total available-for-sale securities	37,902	99,508
Rabbi Trust assets: (1)
Money market funds	22	23
Trust-owned life insurance policies (at cash surrender value)	85,958	85,126

Total Rabbi Trust assets	85,980	85,149

Total Investments	$123,882	$184,657

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At April 28, 2012, the Company’s investment grade auction rate securities (“ARS”) consisted of insured student loan backed securities and municipal authority bonds, with maturities ranging from 22 to 29 years. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security.

The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of April 28, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities - student loan backed	$25,200	$(2,911)	$22,289
Auction rate securities - municipal authority bonds	19,975	(4,362)	15,613

Total available-for-sale securities	$45,175	$(7,273)	$37,902

See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.

An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. The Company intends to sell the remaining ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

7. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs to measure fair value are as follows:

•	Level 1 – inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets.

•	Level 2 – inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.

•	Level 3 – inputs to the valuation methodology are unobservable.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of April 28, 2012 (in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
ARS—available-for-sale—student loan backed	$—	$—	$22,289	$22,289
ARS—available-for-sale—municipal authority bonds	—	—	15,613	15,613
Derivative financial instruments	—	5,597	—	5,597

Total assets measured at fair value	$—	$5,597	$37,902	$43,499

LIABILITIES:
Derivative financial instruments	—	2,632	—	2,632

Total liabilities measured at fair value	$—	$2,632	$—	$2,632

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

The level 3 assets include available-for-sale investments in insured student loan backed ARS and insured municipal authority bond ARS and long-term debt.

The Company measures the fair value of its ARS primarily using a discounted cash flow model, as well as a comparison to similar securities in the market. The Company measures the fair value of its long-term debt related to landlord financing obligations using reproduction costs. Certain significant inputs into the model for Level 3 assets are unobservable in the market. The table below provides quantitative information on the unobservable inputs discussed above:

Quantitative information about Level 3 fair value measurements (in thousands)
	Fair Value at April 28, 2012	Valuation Technique	Unobservable Inputs	Range (weighted average)
Student loan			Periodic coupon rate	0.27% - 4.31%
ARS	$22,289	Discounted cash flow	Market rate of return	0.24% - 1.85%
			Expected term	6.6 - 19.6
Municipal authority			Periodic coupon rate	0.37% - 5.00%
ARS	$15,613	Discounted cash flow	Market rate of return	0.02% - 3.87%
			Expected term	22.0 - 27.5

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 28, 2012 to April 28, 2012. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

(in thousands)	Available-for-sale ARS - Student Loans	Available-for-sale ARS - Muni Bonds	Total
Fair value, January 28, 2012	$84,650	$14,858	$99,508
Redemptions / Settlements	(62,431)	—	(62,431)
Gains and (losses), net:
Reported in Net Income	70	755	825

Fair value, April 28, 2012	$22,289	$15,613	$37,902

8. INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on any remaining carryover inventory from the season then ending. The valuation reserve was $34.7 million, $72.3 million and $39.2 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $7.1 million, $9.3 million and $5.6 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

The inventory balance, net of the above-mentioned reserves, was $517.6 million, $569.8 million and $358.4 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	April 28, 2012	January 28, 2012
Property and equipment, at cost	$2,766,092	$2,655,219
Accumulated depreciation and amortization	(1,499,217)	(1,457,948)

Property and equipment, net	$1,266,875	$1,197,271

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. There were no material impairments during the thirteen weeks ended April 28, 2012. Included in property and equipment, net, are store-related assets previously impaired and measured at a fair value of $13.1 million, net of accumulated depreciation, as of January 28, 2012.

The Company has adopted Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures”. Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicate a negative value at the store level, when impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no material impairments during the thirteen weeks ended April 28, 2012.

In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset and related financing obligation for the amount of the total project costs and an amount related to the pre-existing, leased building, which is included in Property and Equipment, Net and Leasehold Financing Obligations, respectively, on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $56.1 million and $47.5 million of construction project assets in Property and Equipment, Net at April 28, 2012 and January 28, 2012, respectively.

10. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	April 28, 2012	January 28, 2012
Deferred lease credits	$553,105	$551,468
Amortized deferred lease credits	(328,495)	(327,399)

Total deferred lease credits, net	$224,610	$224,069

11. INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended April 28, 2012. The effective tax rate from continuing operations for the thirteen weeks ended April 28, 2012 was 43.0% compared to 35.6% for the thirteen weeks ended April 30, 2011.

As a result of items recorded on a discrete basis and the low relative level of income for the thirteen weeks ended April 28, 2012, the rate for the quarter is higher than the rate expected for the full year.

Cash payments of income taxes made during the thirteen weeks ended April 28, 2012 and April 30, 2011 were approximately $70.1 million and $67.3 million, respectively.

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

The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at April 28, 2012. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the applicable Leverage Ratio.

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

The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at April 28, 2012 and January 28, 2012. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on April 28, 2012 and January 28, 2012 were immaterial.

As of April 28, 2012 and January 28, 2012, the Company did not have any borrowings under the Amended and Restated Credit Agreement.

On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to increase its flexibility and liquidity. In conjunction with the Term Loan Agreement, the Company amended the Amended and Restated Credit Agreement on February 24, 2012, principally to be able to enter into the Term Loan Agreement. The Company is not required to draw down all, or any portion, of the Term Loan Agreement. Proceeds from the Term Loan Agreement may be used for any general corporate purpose. Depending on market conditions, liquidity and other factors, the Company may use all, or a portion, of the Term Loan Agreement to accelerate A&F’s previously announced stock repurchase program. Each loan will mature on February 23, 2017, with quarterly amortization payments of principal beginning in May 2013. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. To date, no draws have been made under the Term Loan Agreement.

13. LEASEHOLD FINANCING OBLIGATIONS

As of April 28, 2012 and January 28, 2012, the Company had $65.7 million and $57.9 million, respectively, of long-term debt related to the landlord financing obligation. In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset and related financing obligation for the amount of the total project costs and an amount related to the pre-existing, leased building, which is included in Property and Equipment, Net and Leasehold Financing Obligations, respectively, on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

Total interest expense was $2.2 million for both the thirteen weeks ended April 28, 2012 and April 30, 2011.

14. DERIVATIVES

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales are hedged is twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of April 28, 2012 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.

As of April 28, 2012, the Company had the following outstanding foreign currency exchange forward contracts that were entered to hedge either a portion, or all of, forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$151,838
British Pound	$47,077
Canadian Dollar	$15,927

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of April 28, 2012.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign currency denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instrument and the hedged item.

As of April 28, 2012, the Company had the following foreign outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$13,191
Canadian Dollar	$9,061
British Pound	$7,980

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of April 28, 2012.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of April 28, 2012 and January 28, 2012 were as follows:

		Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	April 28, 2012	January 28, 2012	Balance Sheet Location	April 28, 2012	January 28, 2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$5,597	$10,766	Other Liabilities	$2,299	$874

Derivates Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$—	$4	Other Liabilities	$333	$584

Total	Other Current Assets	$5,597	$10,770	Other Liabilities	$2,632	$1,458

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen weeks ended April 28, 2012 and April 30, 2011 on the Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

		Thirteen Weeks Ended
		April 28, 2012	April 30, 2011
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Operating Income, Net	$840	$(1,508)

	Amount of Loss Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
(in thousands)	April 28, 2012	April 30, 2011		April 28, 2012	April 30, 2011		April 28, 2012	April 30, 2011
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$(3,226)	$(5,297)	Cost of Goods Sold	$4,855	$(143)	Other Operating Expense (Income), Net	$(114)	$(73)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.
(c)

The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. DISCONTINUED OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011.

16. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $1.1 million for the thirteen-week period ended April 28, 2012 and $0.6 million for the thirteen-week period ended April 30, 2011 associated with the SERP.

17. CONTINGENCIES

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

The Company’s identified contingencies include the matters set out below. The Company intends to defend these matters vigorously, as appropriate.

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing on August 29, 2012, to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement.

On October 17, 2011, Amber Echavez, a former employee, filed an action against Abercrombie & Fitch Co. and two of its subsidiaries (collectively, the “Defendants”) in the Superior Court of Los Angeles County, California. She alleged the Defendants violated California labor laws by failing to provide suitable seats for her and for other current and former employees. She sought to maintain the suit as a class action on behalf of a class of retail sales employees and also as a representative action under California’s Private Attorney General Act of 2004 (“PAGA”). On November 23, 2011, the Defendants removed the action to the United States District Court for the Central District of California (the “Court”) and on February 6, 2012, moved (1) to dismiss the action for failure to state a claim and (2) to strike plaintiff’s class allegations. On March 12, 2012, the Court entered an order denying Defendants’ motion to dismiss and granting Defendants’ motion to strike plaintiff’s class allegations. The parties are continuing to litigate plaintiff’s claims.

18. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) was amended in January 2010 to require additional disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy, including the reasons and the timing of the transfers; and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. The guidance was effective for the Company beginning on January 31, 2010. The disclosure guidance adopted on January 31, 2010, did not have a material impact on our consolidated financial statements.

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and became effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current U.S. GAAP. This guidance became effective for the Company’s fiscal year and interim periods beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of April 28, 2012 and the related consolidated statements of operations and comprehensive (loss) income for each of the thirteen-week periods ended April 28, 2012 and April 30, 2011 and the consolidated statements of cash flows for the thirteen-week periods ended April 28, 2012 and April 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 28, 2012, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

Columbus, Ohio

June 5, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2012” represent the 53-week fiscal year that will end on February 2, 2013, and to “Fiscal 2011” represent the 52-week fiscal year that ended January 28, 2012.

The Company is a specialty retailer that operates stores and direct-to-consumer operations in North America, Europe, and Asia. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for girls.

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

RESULTS OF OPERATIONS

During the first quarter of Fiscal 2012, net sales increased 10% to $921.2 million from $836.7 million for the first quarter of Fiscal 2011. The adverse impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended April 28, 2012 was approximately 0.6% of sales. The gross profit rate for the first quarter of Fiscal 2012 was 62.6% compared to 65.0% for the first quarter of Fiscal 2011. Operating income was $6.3 million for the first quarter of Fiscal 2012 compared to $38.7 million for the first quarter of Fiscal 2011. The Company had net income of $3.0 million for the first quarter of Fiscal 2012 compared to $25.1 million for the first quarter of Fiscal 2011. Net income per diluted share was $0.03 for the first quarter of Fiscal 2012 compared to $0.28 for the first quarter of Fiscal 2011.

As of April 28, 2012, the Company had $321.6 million in cash and equivalents, no borrowings under either the Amended and Restated Credit Agreement or the Term Loan Agreement and immaterial outstanding letters of credit. Net cash used for operating activities was $44.5 million for the thirteen weeks ended April 28, 2012. In addition, the Company used cash of $103.8 million for capital expenditures, $14.8 million for dividends, and $159.1 million to repurchase 3.3 million shares of A&F’s Common Stock during the thirteen weeks ended April 28, 2012. The Company also had cash proceeds from the sale of marketable securities of $62.4 million during the thirteen weeks ended April 28, 2012.

Due to seasonal variations in the retail industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen-week periods ended April 28, 2012 and April 30, 2011, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
NET SALES	100.0%	100.0%
Cost of Goods Sold	37.4%	35.0%

GROSS PROFIT	62.6%	65.0%
Stores and Distribution Expense	49.5%	47.7%
Marketing, General and Administrative Expense	12.7%	12.9%
Other Operating Income, Net	(0.3)%	(0.2)%

OPERATING INCOME	0.7%	4.6%
Interest Expense, Net	0.1%	0.1%

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	0.6%	4.5%
Tax Expense from Continuing Operations	0.2%	1.6%

NET INCOME FROM CONTINUING OPERATIONS	0.3%	2.9%

INCOME FROM DISCONTINUED OPERATIONS,	—	0.1%

Net of Tax
NET INCOME	0.3%	3.0%

Financial Summary

The following summarized financial and statistical data compare the thirteen-week periods ended April 28, 2012 to the thirteen-week periods ended April 30, 2011:

	April 28, 2012	April 30, 2011
Net sales by segment (in thousands)	$921,218	$836,674
U.S. Stores	$543,881	$566,711
International Stores	$225,027	$158,695
Direct-to-consumer	$148,229	$105,772
Other	$4,081	$5,496

Increase (decrease) in net sales from prior year	10%	22%
U.S. Stores	(4)%	10%
International Stores	42%	73%
Direct-to-consumer	40%	32%
Other	(26)%	nm

Net sales by brand (in thousands)	$921,218	$836,674
Abercrombie & Fitch	$360,372	$341,672
abercrombie	$77,717	$86,574
Hollister	$463,632	$394,569
Gilly Hicks**	$19,497	$13,859

Increase (decrease) in net sales from prior year	10%	22%
Abercrombie & Fitch	5%	13%
abercrombie	(10)%	10%
Hollister	18%	32%
Gilly Hicks	41%	92%

Increase (decrease) in comparable store sales*	(5)%	10%
Abercrombie & Fitch	(4)%	8%
abercrombie	(11)%	11%
Hollister	(5)%	11%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.
**	Net sales for the thirteen week periods ended April 28, 2012 and April 30, 2011 reflect the activity of 21 and 19 stores, respectively.

CURRENT TRENDS AND OUTLOOK

We were satisfied with our results for the first quarter of Fiscal 2012 in the context of a disappointing European sales trend in a difficult macro-economic environment. Our U.S. business had a comparable store sales increase of 4%, including direct-to-consumer sales, on top of a strong performance in the comparable quarter last year. Our international business had significantly negative comparable store sales but the economics of the business remained strong and overall international sales growth was 42% compared to the first quarter of Fiscal 2011.

We remain confident that we are on track in regard to our long-term strategy of leveraging the international appeal of our brands to build a highly profitable, sustainable, global business. There are five key elements to this strategy.

First, continuing to provide high-quality, trend-right merchandise and a compelling and differentiated store experience.

Second, continuing to close underperforming U.S. chain stores, predominately through natural lease expirations.

Third, advancing our direct-to-consumer business, particularly the international business.

Fourth, continuing to focus on our international store opening plan. While we believe that the macro-economic environment in Europe has been a significant factor in the recent trends, we continue to believe the current economics of our business in Europe affirm our long-term strategy. However, we will continue to review trends closely and will be disciplined in how we approach new store openings.

Finally, maintaining tight control over expenses and seeking greater efficiencies.

Based on the trends during the first quarter, we are now projecting comparable store sales to be down by a mid-single digit percentage for the full fiscal year and for the sales contribution from new store openings to be lower than previously anticipated.

Our decreased sales projection is partially off-set by a higher projected gross margin rate and lower expenses, with the higher gross margin rate reflecting continued progress on average unit cost reductions. Including the effect of a lower share count at the end of the first quarter, we continue to project diluted earnings per share in the range of $3.50 to $3.75 on a full year basis. This projection remains sensitive to the sales trend of the business, which could improve or deteriorate from the negative mid-single digit percentage comparable store sales change included in the projection.

FIRST QUARTER RESULTS

Net Sales

Net sales for the first quarter of Fiscal 2012 were $921.2 million, an increase of 10% from net sales of $836.7 million during the first quarter of Fiscal 2011. The net sales increase was attributable to a 40% increase in the direct-to-consumer business, including shipping and handling revenue, and new stores, primarily international. The impact of foreign currency adversely affected sales by approximately $5.8 million (based on converting prior year sales at current year exchange rates) for the thirteen weeks ended April 28, 2012. Including the direct-to-consumer business, U.S. sales increased 1% to $644.3 million and international sales increased 42% to $277.0 million.

Comparable store sales by brand for the first quarter of Fiscal 2012 were as follows: Abercrombie & Fitch decreased 4%, abercrombie kids decreased 11% and Hollister decreased 5%. Female and male comparable store sales both decreased by a mid single digit.

U.S. comparable sales, including direct-to-consumer, increased 4%. On a comparable store sales basis, the Western region of the U.S. was the strongest performing region, while Europe was the weakest.

Direct-to-consumer sales in Fiscal 2012, including shipping and handling revenue, were $148.2 million, an increase of 40% from Fiscal 2011 direct-to-consumer sales of $105.8 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 16.1% of total net sales in Fiscal 2012 compared to 12.6% in Fiscal 2011.

From a merchandise classification standpoint, for the male business, active wear, fleece and sweaters were stronger performing categories; while woven shirts and graphics were weaker performing categories. In the female business, pants, fleece and shorts were stronger performing categories; while graphics and woven shirts were weaker performing categories.

Gross Profit

Gross profit for the first quarter of Fiscal 2012 was $576.4 million compared to $543.7 million for the comparable period in Fiscal 2011. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2012 was 62.6%, down 240 basis points from the first quarter of Fiscal 2011 rate of 65.0%.

The decrease in the gross profit rate for the first quarter of Fiscal 2012 was driven by a significant increase in average unit cost.

Stores and Distribution Expense

Stores and distribution expense for the first quarter of Fiscal 2012 was $455.7 million compared to $399.1 million for the comparable period in Fiscal 2011. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2012 was 49.5% compared to 47.7% in the first quarter of Fiscal 2011.

The increase in the stores and distribution expense rate for the first quarter was primarily driven by higher direct-to-consumer costs, store payroll and store management costs, partially offset by a lower occupancy expense rate.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $16.5 million for the thirteen weeks ended April 28, 2012 compared to $9.7 million for the thirteen weeks ended April 30, 2011. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $15.2 million for the thirteen weeks ended April 28, 2012 compared to $13.8 million for the thirteen weeks ended April 30, 2011. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the first quarter of Fiscal 2012 was $116.9 million compared to $107.7 million during the same period in Fiscal 2011, a 9% increase. For the first quarter of Fiscal 2012, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 12.7% compared to 12.9% for the first quarter of Fiscal 2011.

The increase in marketing, general and administrative expense for the thirteen weeks ended April 28, 2012 was due to increases in marketing expense, equity compensation expense, and other expense.

Other Operating Income, Net

First quarter other operating income, net for Fiscal 2012 was $2.6 million compared to other operating income, net, of $1.8 million for the first quarter of Fiscal 2011.

Interest Expense, Net and Tax Expense

First quarter interest expense was $2.2 million in Fiscal 2012, offset by interest income of $1.1 million, compared to interest expense of $2.2 million, offset by interest income of $1.2 million in the first quarter of Fiscal 2011.

The effective tax rate for continuing operations for the first quarter of Fiscal 2012 was 43.0% compared to 35.6% for the Fiscal 2011 comparable period. As a result of items recorded on a discrete basis and the low relative level of income for the thirteen weeks ended April 28, 2012, the rate for the quarter is higher than what is expected for the full year. The Company projects the full-year rate to be slightly below 35%. The rate remains sensitive to the domestic/international profit mix.

Net Income and Net Income per Share

Net income for the first quarter of Fiscal 2012 was $3.0 million compared to $25.1 million for the first quarter of Fiscal 2011. Net income per diluted share for the first quarter of Fiscal 2012 was $0.03 compared to $0.28 for the same period of Fiscal 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The retail business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a credit facility and a term loan agreement available as sources of additional funding.

Credit Agreements

On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million will be available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on April 28, 2012 or January 28, 2012. As of June 1, 2012, the Company had approximately $350 million available under the Amended and Restated Credit Agreement.

On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity.

The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 12, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.

The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio and a Coverage Ratio. The Company was in compliance with the applicable ratio requirements and other covenants at April 28, 2012.

Stand-by letters of credit outstanding on April 28, 2012 and January 28, 2012 were immaterial.

Operating Activities

Net cash used for operating activities was $44.5 million for the thirteen weeks ended April 28, 2012 compared to $10.2 million for thirteen weeks ended April 30, 2011. The increase in cash used for operating activities was primarily driven by a decrease in net income.

Investing Activities

Cash outflows for investing activities for the thirteen weeks ended April 28, 2012 and April 30, 2011 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were higher in Fiscal 2012 than in Fiscal 2011, due to an increase in the number of new international retail locations, including flagship locations, as well as Home Office, Distribution Centers and Information Technology infrastructure projects. Cash inflows from investing activities were greater in Fiscal 2012 due to an increase in proceeds from sales of marketable securities.

Financing Activities

For the thirteen week periods ended April 28, 2012 and April 30, 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends. For the thirteen weeks ended April 30, 2011, these outflows were partially offset by cash inflows from the receipt of proceeds associated with the exercise of share-based compensation awards.

During the thirteen weeks ended April 28, 2012, A&F repurchased approximately 3.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $159.1 million. During the thirteen weeks ended April 30, 2011, A&F repurchased approximately 0.4 million shares of A&F’s Common Stock in the open market with a market value of $25.5 million. Both the Fiscal 2012 and Fiscal 2011 repurchases were pursuant to the A&F Board of Directors’ authorization.

As of April 28, 2012, A&F had approximately 2.9 million remaining shares available for repurchase as part of the November 20, 2007 A&F Board of Directors’ authorization to repurchase 10.0 million shares of A&F’s Common Stock. On May 15, 2012, A&F Board of Directors’ increased the existing share repurchase authorization by ten million shares, bringing the shares available for purchase under its publicly announced share repurchase authorization to 12.9 million shares.

Future Cash Requirements and Sources of Cash

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as increasing capital expenditures and paying of quarterly dividend payments to stockholders subject to the A&F Board of Directors’ approval. The Company also has availability under the Amended and Restated Credit Agreement and the Term Loan Agreement as sources of additional funding.

Subject to suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash and as appropriate, the Amended and Restated Credit Agreement and the Term Loan Agreement.

The Company is not dependent on foreign cash to fund its U.S. operations or dividends to shareholders and does not expect to repatriate foreign cash to meet cash needs.

Off-Balance Sheet Arrangements

As of April 28, 2012, the Company did not have any off-balance sheet arrangements.

Contractual Obligations

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended April 28, 2012, there were no material changes in contractual obligations as of January 28, 2012, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

First Quarter Store Count and Gross Square Feet

Store count and gross square footage by brand for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(2)	—	(3)	—	(5)

April 28, 2012	279	154	491	18	942

Gross Square Feet at April 28, 2012	2,502	727	3,355	176	6,760

International Stores
January 28, 2012	14	5	77	3	99
New	1	—	7	—	8
Closed	—	—	—	—	—

April 28, 2012	15	5	84	3	107

Gross Square Feet at April 28, 2012	286	59	712	23	1,080
Total Stores	294	159	575	21	1,049

Total Gross Square Feet at April 28, 2012	2,788	786	4,067	199	7,840

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 29, 2011	316	181	502	18	1,017
New	—	—	—	—	—
April 30, 2011	316	181	502	18	1,017

Gross Square Feet at April 30, 2011	2,810	845	3,424	176	7,255

International Stores
January 29, 2011	9	4	38	1	52
New	—	—	2	—	2
Closed	—	—	—	—	—

April 30, 2011	9	4	40	1	54

Gross Square Feet at April 30, 2011	142	34	331	7	514
Total Stores	325	185	542	19	1,071

Total Gross Square Feet at April 30, 2011	2,952	879	3,755	183	7,769

CAPITAL EXPENDITURES

During the first quarter of Fiscal 2012, the Company opened an Abercrombie & Fitch flagship in Hamburg, Germany, and seven international Hollister stores. Subsequent to quarter-end, the Company has opened four international Gilly Hicks stores.

The Company continues to anticipate opening international Abercrombie & Fitch flagship locations in Hong Kong, Munich, Dublin and Amsterdam in Fiscal 2012, as well as close to 40 international Hollister stores throughout the year. The Company expects total capital expenditures for Fiscal 2012 to be approximately $400 million, predominately related to new stores, store refreshes, and remodels. Capital expenditures totaled $103.8 million and $51.5 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

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

In May 2011, ASC 820-10 was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for the Company’s fiscal year and interim periods beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.

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

The Company’s significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012. The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

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

The Company recognizes direct-to-consumer sales based on an estimated date for customer receipt of merchandise. The Company reserves for direct-to-consumer sales not received by the customer based on historical experience and various other assumptions that management believes to be reasonable.

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

The Company has not made any material changes in the accounting methodology used to determine the sales return reserve, direct-to-consumer sales reserve and revenue recognition for gift cards over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as o April 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of April 28, 2012 would have affected pre-tax income by an immaterial amount for the first quarter of Fiscal 2012.

A 10% change in the direct-to-consumer reserve for merchandise not received by the customer as of April 28, 2012 would have affected pre-tax income by an immaterial amount for the first quarter of Fiscal 2012.

A 10% change in the assumption of the breakage for gift cards as of April 28, 2012 would have affected pre-tax income by an immaterial amount for the first quarter of Fiscal 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of April 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Assuming all other assumptions disclosed in Note 7, “Fair Value,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, being equal, a 50 basis point increase in the market required rate of return would yield approximately an 11% increase in impairment and a 50 basis point decrease in the market required rate of return would yield approximately an 11% decrease in impairment.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of April 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $3.5 million for the first quarter of Fiscal 2012.

An increase or decrease in the inventory shrink accrual of 10% would have been immaterial to pre-tax income for the first quarter of Fiscal 2012.

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

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years. There was no triggering event during the first quarter of Fiscal 2012 and therefore no impairment charge was recorded.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the first quarter of Fiscal 2012. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

Equity Compensation Expense

The Company’s equity compensation expense related to stock options and stock appreciation rights is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option and stock appreciation right grants, which requires the Company to estimate the expected term of the stock option and stock appreciation right grants and expected future stock price volatility over the expected term.	During the first quarter of Fiscal 2012, the Company granted stock appreciation rights covering an aggregate of 348,100 shares and no stock options. A 10% increase in the expected term would have yielded a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in stock price volatility would have yielded a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of April 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of April 28, 2012 would increase the SERP accrual by approximately $1.5 million. A 50 basis point increase in the discount rate as of April 28, 2012 would decrease the SERP accrual by an immaterial amount.

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

The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2012 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

•

changes in economic and financial conditions in the U.S. or internationally, and the resulting impact on consumer confidence and consumer spending, could have a material adverse effect on our business, results of operations and liquidity;

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

The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 22 to 29 years. The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of April 28, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities—student loan backed	$25,200	$(2,911)	$22,289
Auction rate securities—municipal authority bonds	19,975	(4,362)	15,613

Total available-for-sale securities	$45,175	$(7,273)	$37,902

As of April 28, 2012, approximately 56% of the Company’s ARS were “AA” rated, approximately 33% of the Company’s ARS were “A-” rated, and approximately 11% of the Company’s ARS were “Baa1”, in each case as rated by one or more of the major credit rating agencies. The ratings take into account insurance policies guaranteeing both the principal and accrued interest. Each investment in student loans is insured by (1) the U.S. government under the Federal Family Education Loan Program, (2) a private insurer or (3) a combination of both. The percentage of insurance coverage of the outstanding principal and interest of the ARS varies by security. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Interest Rate Risks

As of April 28, 2012, the Company had no long-term debt outstanding under the Amended and Restated Credit Agreement or the Term Loan Agreement.

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

A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Singapore Dollars, Swedish Kroner and Swiss Francs. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 28, 2012. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 28, 2012 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company’s identified contingencies include the matters set out below. The Company intends to defend these matters vigorously, as appropriate.

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing on August 29, 2012, to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement.

On October 17, 2011, Amber Echavez, a former employee, filed an action against Abercrombie & Fitch Co. and two of its subsidiaries (collectively, the “Defendants”) in the Superior Court of Los Angeles County, California. She alleged the Defendants violated California labor laws by failing to provide suitable seats for her and for other current and former employees. She sought to maintain the suit as a class action on behalf of a class of retail sales employees and also as a representative action under California’s Private Attorney General Act of 2004 (“PAGA”). On November 23, 2011, the Defendants removed the action to the United States District Court for the Central District of California (the “Court”) and on February 6, 2012, moved (1) to dismiss the action for failure to state a claim and (2) to strike plaintiff’s class allegations. On March 12, 2012, the Court entered an order denying Defendants’ motion to dismiss and granting Defendants’ motion to strike plaintiff’s class allegations. The parties are continuing to litigate plaintiff’s claims.

ITEM 1A.	RISK FACTORS

The Company’s risk factors as of April 28, 2012 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2012 that were not registered under the Securities Act of 1933.

The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended April 28, 2012:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
January 28, 2012 through February 25, 2012	1,002,867	$48.33	1,000,000	5,218,968
February 26, 2012 through March 31, 2012	1,289,448	$49.90	1,184,543	4,034,425
April 1, 2012 through April 28, 2012	1,116,164	$48.27	1,115,457	2,918,968

Total	3,408,479	$48.90	3,300,000	2,918,968

(1)

An aggregate of 108,479 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended April 28, 2012 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights. All other shares of A&F Common Stock purchased during the quarterly period were purchased pursuant to A&F’s publicly announced stock repurchase authorization described in footnote 3 below.

(2)	The average price paid per share includes broker commissions, as applicable.
(3)

The reported shares were purchased pursuant to A&F’s publicly announced stock repurchase authorization. On November 20, 2007 A&F’s Board of Directors authorized repurchase of 10.0 million shares of A&F’s Common Stock. On May 15, 2012 A&F’s Board of Directors authorized repurchase of 10.0 million shares of A&F’s Common Stock.

(4)

The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.	EXHIBITS

Exhibit No.	Document

4.1	Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; PNC Capital Markets LLC, as a Co-Lead Arranger and a Co-Bookrunner; J.P. Morgan Securities LLC, as a Co-Lead Arranger and a Co-Bookrunner; JPMorgan Chase Bank, N.A., as Syndication Agent, an LC Issuer and a Lender; Fifth Third Bank, as a Co-Documentation Agent and a Lender; The Huntington National Bank, as a Co-Documentation Agent, an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.2	Term Loan Agreement, entered into as of February 24, 2012, among Abercrombie & Fitch Management Co.; Abercrombie & Fitch Co.; the Lenders (as defined in the Term Loan Agreement); PNC Bank, National Association, as administrative agent and a Lender; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and a Lender; Fifth Third Bank, as a co- documentation agent and a Lender; Citizens Bank of Pennsylvania, as a co-documentation agent and a Lender; The Huntington National Bank, as a Lender; U.S. Bank National Association, as a Lender; HSBC Bank USA, N.A., as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.3	Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

10.1	Amendment No. 3 to Michael S. Jeffries Employment Agreement, made and entered into on May 7, 2012, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 9, 2012 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: June 5, 2012	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011; and (iv) Notes to Consolidated Financial Statements.***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.