Form 10-Q/A
period 2012-04-28
ABERCROMBIE & FITCH CO /DE/
filed 2012-06-07
CIK 1018840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Abercrombie & Fitch Co. (“A&F”) is filing this Form 10-Q/A (Amendment No. 1) (this “Form 10-Q/A”) with respect to our Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012 (the “originally-filed Form 10-Q”), filed with the U.S. Securities and Exchange Commission on June 5, 2012, solely to correct a typographical error in Note 2, “Segment Reporting” of the Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of Part I of the originally-filed Form 10-Q. The Operating Income for the thirteen weeks ended April 30, 2011 was transposed between U.S. Stores and International Stores. Note 2, “Segment Reporting”, of the Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of Part I of this Form 10-Q/A correctly reports Operating Income for the thirteen weeks ended April 30, 2011 as $95.2 million and $48.1 million for the U.S. Stores and International Stores, respectively.

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

The following table provides the Company’s segment information as of, and for, the thirteen-week periods ended April 28, 2012 and April 30, 2011:

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
Thirteen Weeks Ended April 28, 2012	(In thousands):
Net Sales	$543,881	$225,027	$148,229	$917,137	$4,081	$921,218
Operating Income	84,947	51,969	64,981	201,897	(195,575)	6,322
Total Assets	796,652	740,027	98,046	1,634,725	1,099,216	2,733,941

Thirteen Weeks Ended April 30, 2011
Net Sales	$566,711	$158,695	$105,772	$831,178	$5,496	$836,674
Operating Income	95,204	48,050	54,073	197,327	(158,582)	38,745

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q/A (Amendment No.1) or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements.

The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2012 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q/A (Amendment No. 1) or otherwise made by management:

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

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q/A (Amendment No. 1) will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 28, 2012. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

ITEM 6.	EXHIBITS

Exhibit No.	Document

4.1	Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; PNC Capital Markets LLC, as a Co-Lead Arranger and a Co-Bookrunner; J.P. Morgan Securities LLC, as a Co-Lead Arranger and a Co-Bookrunner; JPMorgan Chase Bank, N.A., as Syndication Agent, an LC Issuer and a Lender; Fifth Third Bank, as a Co-Documentation Agent and a Lender; The Huntington National Bank, as a Co-Documentation Agent, an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.2	Term Loan Agreement, entered into as of February 24, 2012, among Abercrombie & Fitch Management Co.; Abercrombie & Fitch Co.; the Lenders (as defined in the Term Loan Agreement); PNC Bank, National Association, as administrative agent and a Lender; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and a Lender; Fifth Third Bank, as a co- documentation agent and a Lender; Citizens Bank of Pennsylvania, as a co-documentation agent and a Lender; The Huntington National Bank, as a Lender; U.S. Bank National Association, as a Lender; HSBC Bank USA, N.A., as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.3	Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

10.1	Amendment No. 3 to Michael S. Jeffries Employment Agreement, made and entered into on May 7, 2012, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 9, 2012 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: June 7, 2012	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011; (ii) Consolidated Balance Sheets at April 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 28, 2012 and April 30, 2011; and (iv) Notes to Consolidated Financial Statements.***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.