Form 10-Q
period 2012-07-28
ABERCROMBIE & FITCH CO /DE/
filed 2012-09-05
CIK 1018840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at August 24, 2012
$.01 Par Value	82,572,765 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$951,407	$916,763	$1,872,625	$1,753,437
Cost of Goods Sold	357,000	333,721	701,859	626,734

GROSS PROFIT	594,407	583,042	1,170,766	1,126,703
Stores and Distribution Expense	458,085	425,325	913,817	824,426
Marketing, General and Administrative Expense	111,293	109,999	228,182	217,650
Other Operating (Income) Expense, Net	(1,933)	544	(4,519)	(1,292)

OPERATING INCOME	26,962	47,174	33,286	85,919
Interest Expense, Net	1,546	985	2,636	1,935

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	25,416	46,189	30,650	83,984
Tax Expense from Continuing Operations	9,897	14,158	12,146	27,608

NET INCOME FROM CONTINUING OPERATIONS	$15,519	$32,031	$18,504	$56,376

INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$—	$—	$796

NET INCOME	$15,519	$32,031	$18,504	$57,172

NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.19	$0.37	$0.22	$0.65

DILUTED	$0.19	$0.35	$0.22	$0.62

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$—	$—	$0.01

DILUTED	$—	$—	$—	$0.01

NET INCOME PER SHARE:
BASIC	$0.19	$0.37	$0.22	$0.66

DILUTED	$0.19	$0.35	$0.22	$0.63

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	82,555	87,267	83,574	87,274
DILUTED	83,441	90,353	84,813	90,397

DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.35	$0.35

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(19,452)	$(1,982)	$(16,068)	$16,504
Gain on Marketable Securities, net of taxes of $(566) for the thirteen-week period ended July 30, 2011 and $(957) for the twenty-six week period ended July 30, 2011	—	965	—	1,630
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $(724) and $(1,644) for the thirteen-week periods ended July 28, 2012 and July 30, 2011, respectively and $212 and $263 for the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively	9,231	2,799	2,086	(447)

Other Comprehensive Income (Loss)	$(10,221)	$1,782	$(13,982)	$17,687

COMPREHENSIVE INCOME	$5,298	$33,813	$4,522	$74,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED BALANCE SHEETS

(Thousands, except par value amounts)

	(unaudited)
	July 28, 2012	January 28, 2012
ASSETS

CURRENT ASSETS:
Cash and Equivalents	$312,153	$583,495
Marketable Securities	20,110	84,650
Receivables	95,267	89,350
Inventories	621,740	569,818
Deferred Income Taxes	86,186	77,120
Other Current Assets	91,205	84,342

TOTAL CURRENT ASSETS	1,226,661	1,488,775

PROPERTY AND EQUIPMENT, NET	1,280,239	1,197,271

NON-CURRENT MARKETABLE SECURITIES	—	14,858

OTHER ASSETS	362,338	347,249

TOTAL ASSETS	$2,869,238	$3,048,153

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$186,447	$211,368
Accrued Expenses	350,075	369,073
Deferred Lease Credits	39,996	41,047
Borrowings	75,000	—
Income Taxes Payable	36,062	77,918

TOTAL CURRENT LIABILITIES	687,580	699,406

LONG-TERM LIABILITIES:
Deferred Lease Credits	176,875	183,022
Leasehold Financing Obligations	62,827	57,851
Other Liabilities	246,120	245,418

TOTAL LONG-TERM LIABILITIES	485,822	486,291

STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 28, 2012 and January 28, 2012	1,033	1,033
Paid-In Capital	378,100	369,171
Retained Earnings	2,309,614	2,320,571
Accumulated Other Comprehensive (Loss) Income, net of tax	(7,527)	6,455
Treasury Stock, at Average Cost - 20,733 and 17,662 shares at July 28, 2012 and January 28, 2012, respectively	(985,384)	(834,774)

TOTAL STOCKHOLDERS’ EQUITY	1,695,836	1,862,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,869,238	$3,048,153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES:
Net Income	$18,504	$57,172

Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	109,347	116,397
Loss on Disposal / Write-off of Assets	5,184	3,156
Lessor Construction Allowances	8,394	19,244
Amortization of Deferred Lease Credits	(23,339)	(21,609)
Deferred Taxes	(20,374)	1,802
Share-Based Compensation	25,450	24,396
Net Tax (Deficiency) Benefit from Share-Based Compensation	(467)	2,745
Excess Tax Benefit from Share-Based Compensation	(1,054)	(4,551)
Changes in Assets and Liabilities:
Inventories	(53,421)	(129,142)
Accounts Payable and Accrued Expenses	(44,329)	38,682
Income Taxes	(41,974)	(56,294)
Other Assets and Liabilities	(6,212)	(57,110)

NET CASH USED FOR OPERATING ACTIVITIES	(24,291)	(5,112)

INVESTING ACTIVITIES:
Capital Expenditures	(199,958)	(133,022)
Proceeds from Sales of Marketable Securities	80,693	1,375
Other Investing	(6,048)	(19,757)

NET CASH USED FOR INVESTING ACTIVITIES	(125,313)	(151,404)

FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	106	25,066
Excess Tax Benefit from Share-Based Compensation	1,054	4,551
Purchase of Treasury Stock	(161,215)	(89,868)
Repayments of Borrowings Under the Credit Agreement	—	(45,002)
Proceeds from Borrowings Under the Credit Agreement	75,000	—
Change in Outstanding Checks and Other	(3,457)	1,629
Dividends Paid	(29,260)	(30,633)

NET CASH USED FOR FINANCING ACTIVITIES	(117,772)	(134,257)

EFFECT OF EXCHANGE RATES ON CASH	(3,966)	4,033

NET DECREASE IN CASH AND EQUIVALENTS:	(271,342)	(286,740)
Cash and Equivalents, Beginning of Period	583,495	826,353

CASH AND EQUIVALENTS, END OF PERIOD	$312,153	$539,613

SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$6,728	$22,997

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

The Consolidated Financial Statements as of July 28, 2012 and for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012. The January 28, 2012 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2012.

Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the classification of the Excess Tax Benefit from Share-Based Compensation was corrected on the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011, which resulted in a decrease in cash flows from operating activities of $4.6 million and an increase in cash flows from financing activities of $4.6 million. The Company believes these classification errors were immaterial to the previously issued financial statements.

The Consolidated Financial Statements as of July 28, 2012 and for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the notes to the consolidated financial statements.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SEGMENT REPORTING

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s segments sell a similar group of products—casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company has three reportable segments; U.S. Stores, International Stores, and Direct-to-Consumer. Corporate functions, interest income and expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s segments, and thefore are included in Other.

The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe and Asia. The Direct-to-Consumer reportable segment includes the results of operations directly associated with the on-line operations, both domestic and international.

Operating income is the primary measure of profit the Company uses to make decisions on allocating resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall expense includes all expenses contained “within the four walls of the stores.” These include expenses such as cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and taxes. Operating income also reflects pre-opening charges related to stores not yet in operation and period-end markdown reserves. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business, less fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store, distribution center costs and markdowns on merchandise held in distribution centers. All costs excluded from the three reportable segments are included in Other.

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

The following table provides the Company’s segment information as of, and for, the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011:

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(In thousands):
Thirteen Weeks Ended July 28, 2012
Net Sales	$560,508	$254,764	$127,677	$942,949	$8,458	$951,407
Operating Income (Loss)	82,661	65,557	55,567	203,785	(176,823)	26,962

Thirteen Weeks Ended July 30, 2011
Net Sales	$613,085	$197,962	$102,088	$913,135	$3,628	$916,763
Operating Income (Loss)	110,254	66,993	46,454	223,701	(176,527)	47,174

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(In thousands):
Twenty-Six Weeks Ended July 28, 2012
Net Sales	$1,104,389	$479,791	$275,906	$1,860,086	$12,539	$1,872,625
Operating Income (Loss)	167,609	117,527	120,548	405,684	(372,398)	33,286

Twenty-Six Weeks Ended July 30, 2011
Net Sales	$1,179,796	$356,657	$207,860	$1,744,313	$9,124	$1,753,437
Operating Income (Loss)	205,458	115,044	100,527	421,029	(335,110)	85,919

(1)

Includes corporate functions such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead. Net Sales consist of third party sell-off of inventory. Operating Income includes: marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store; distribution center costs; and markdowns on merchandise held in distribution centers.

The Total Assets as of July 28, 2012, were $605.2 million for U.S. Stores, $779.4 million for International Stores, $67.4 million for Direct-to-Consumer Operations and $1.417 billion for Other.

The Total Assets reported in the Form 10-Q for the quarter ended April 28, 2012, as amended on June 7, 2012, included an allocation error between U.S. Stores, International Stores, Direct-to-Consumer and Other. The Company believes these classification errors were immaterial to the previously issued financial statements. The Total Assets reported as of April 28, 2012 was $796.7 million for U.S. Stores, $740.0 million for International Stores, $98.0 million for Direct-to-Consumer Operations and $1.099 billion for Other. The Total Assets reported as of April 28, 2012 should have been $609.2 million for U.S. Stores, $739.0 million for International Stores, $56.2 million for Direct-to-Consumer Operations and $1.330 billion for Other.

Geographic Information

Financial information relating to the Company’s operations by geographic area is as follows:

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands):	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
United States	$648,017	$684,892	$1,292,277	$1,325,841
Europe	250,339	182,432	469,925	334,864
Other	53,051	49,439	110,423	92,732

Total	$951,407	$916,763	$1,872,625	$1,753,437

Long-Lived Assets:

(in thousands):	July 28, 2012	January 28, 2012
United States	$785,780	$794,723
Europe	437,668	366,647
Other	179,165	156,361

Total	$1,402,613	$1,317,731

Long-lived assets in the table above include primarily property and equipment (net), store supplies and lease deposits.

3. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $12.6 million and $25.5 million for the thirteen and twenty-six week periods ended July 28, 2012, respectively and $13.5 million and $24.4 million for the thirteen and twenty-six week periods ended July 30, 2011, respectively. The Company also recognized $4.8 million and $9.7 million in tax benefits related to share-based compensation expense for the thirteen and twenty-six week periods ended July 28, 2012, respectively and $5.1 million and $9.2 million for the thirteen and twenty-six week periods ended July 30, 2011, respectively.

The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of July 28, 2012 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the twenty-six weeks ended July 28, 2012 was immaterial. The effect of adjustments for forfeitures during the twenty-six weeks ended July 30, 2011 was an expense of $1.5 million.

Pursuant to an employment agreement, the Chairman and Chief Executive Officer (“CEO”) is eligible to receive “semi-annual grants,” as defined in the agreement. The semi-annual grants vest in equal annual installments over the four-year period following the grant date except that each award becomes fully vested no later than February 1, 2014, except for the final semi-annual grant, which will become fully vested on the date of the grant. On May 7, 2012, the Company amended the CEO employment agreement and for future grants, the portion of the semi-annual grant awarded in the form of restricted stock or restricted stock units will vest according to the above schedule if and to the extent the performance-based vesting criteria described in Amendment No. 3 to the employment agreement are met.

A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of July 28, 2012, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.

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

Plans

As of July 28, 2012, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the Amended and Restated 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.

The Amended and Restated 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the CEO) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under his employment agreement have a vesting period defined as the shorter of four years or the award date through the end of the agreement. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

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

Stock Options

The Company did not grant any stock options during the twenty-six weeks ended July 28, 2012 or July 30, 2011.

Below is a summary of stock option activity for the twenty-six weeks ended July 28, 2012:

Stock Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	714,997	$60.72
Granted	—	—
Exercised	(4,000)	26.77
Forfeited or cancelled	(26,400)	77.91

Outstanding at July 28, 2012	684,597	$60.25	$2,032,747	4.1

Stock options exercisable at July 28, 2012	668,597	$61.20	$1,774,217	4.1

Stock options expected to become exercisable in the future as of July 28, 2012	15,665	$20.59	$253,206	6.4

The total intrinsic value of stock options which were exercised during the twenty-six weeks ended July 28, 2012 was immaterial. The total intrinsic value of stock options exercised during the twenty-six weeks ended July 30, 2011 was $27.0 million.

The grant date fair value of stock options which vested during the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $1.2 million and $2.3 million, respectively.

As of July 28, 2012, there was an immaterial amount of total unrecognized compensation cost, net of estimated forfeitures, related to stock options.

Stock Appreciation Rights

The weighted-average estimated fair value of stock appreciation rights granted during the twenty-six weeks ended July 28, 2012 and July 30, 2011, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	Chairman and Chief Executive Officer			Other Executive Officers		All Other Associates
	July 28, 2012		July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Grant date market price	$	n/a	$54.87	$52.89	$54.87	$52.66	$54.87
Exercise price	$	n/a	$54.87	$52.89	$54.87	$52.66	$54.87
Fair value	$	n/a	$22.09	$23.53	$22.29	$23.01	$21.86
Assumptions:
Price volatility		n/a	53%	56%	53%	61%	55%
Expected term (Years)		n/a	4.6	5.0	4.7	4.1	4.1
Risk-free interest rate		n/a	1.9%	1.3%	2.0%	1.0%	1.7%
Dividend yield		n/a	1.6%	1.1%	1.6%	1.1%	1.6%

Below is a summary of stock appreciation rights activity for the twenty-six weeks ended July 28, 2012:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	9,039,334	$39.66
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	212,500	52.89
All Other Associates	136,800	52.66
Exercised	(29,325)	32.20
Forfeited or cancelled	(65,975)	45.28

Outstanding at July 28, 2012	9,293,334	$40.14	$36,608,541	4.8

Stock appreciation rights exercisable at July 28, 2012	1,836,883	$42.60	$3,484,094	5.5

Stock appreciation rights expected to become exercisable in the future as of July 28, 2012	7,376,660	$39.44	$33,061,713	4.6

The total intrinsic value of stock appreciation rights exercised during the twenty-six weeks ended July 28, 2012 was immaterial. The total intrinsic value of stock appreciation rights exercised during the twenty-six weeks ended July 30, 2011 was $10.7 million.

The grant date fair value of stock appreciation rights which vested during the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $18.7 million and $20.4 million, respectively.

As of July 28, 2012, there was $60.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Below is a summary of restricted stock unit activity for the twenty-six weeks ended July 28, 2012:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2012	1,189,292	$49.11
Granted	559,915	49.17
Vested	(341,672)	52.83
Forfeited	(164,642)	55.61

Non-vested at July 28, 2012	1,242,893	$47.26

The total fair value of restricted stock units granted during the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $27.5 million and $29.8 million, respectively.

The total grant date fair value of restricted stock units and restricted shares which vested during the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $18.1 million and $20.8 million, respectively.

As of July 28, 2012, there was $48.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.

4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(20,745)	(16,033)	(19,726)	(16,026)

Weighted-Average—Basic Shares	82,555	87,267	83,574	87,274

Dilutive effect of stock options, stock appreciation rights and restricted stock units	886	3,086	1,239	3,123

Weighted-Average—Diluted Shares	83,441	90,353	84,813	90,397

Anti-Dilutive Shares (1)	6,280	2,394	5,040	2,004

(1)

Reflects the number of shares of Common Stock subject to outstanding stock options, stock appreciation rights and restricted stock units, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	July 28, 2012	January 28, 2012
Cash and equivalents:
Cash	$312,153	$374,479
Cash equivalents	—	209,016

Total cash and equivalents	$312,153	$583,495

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $28.9 million on July 28, 2012 and $30.0 million on January 28, 2012, respectively. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

6. INVESTMENTS

Investments consisted of (in thousands):

	July 28, 2012	January 28, 2012
Marketable securities:

Available-for-sale securities:
Auction rate securities—student loan backed	$4,787	$84,650
Auction rate securities—municipal authority bonds	15,323	14,858

Total available-for-sale securities	20,110	99,508

Rabbi Trust assets: (1)
Money market funds	22	23
Trust-owned life insurance policies (at cash surrender value)	86,799	85,126

Total Rabbi Trust assets	86,821	85,149

Total Investments	$106,931	$184,657

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.

At July 28, 2012, the Company’s investment grade auction rate securities (“ARS”) consisted of one student loan backed security and two municipal authority bonds, with maturities ranging from 22 to 28 years.

The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of July 28, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities—student loan backed	$5,200	$(413)	$4,787
Auction rate securities—municipal authority bonds	19,975	(4,652)	15,323

Total available-for-sale securities	$25,175	$(5,065)	$20,110

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and realized gains of $1.7 million and $1.4 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

7. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs to measure fair value are as follows:

•	Level 1—inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets.

•	Level 2—inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.

•	Level 3—inputs to the valuation methodology are unobservable.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of July 28, 2012
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
ARS—available-for-sale—student loan backed	$—	$—	$4,787	$4,787
ARS—available-for-sale—municipal authority bonds	—	—	15,323	15,323
Derivative financial instruments	—	12,177	—	12,177

Total assets measured at fair value	$—	$12,177	$20,110	$32,287

LIABILITIES:
Derivative financial instruments	—	154	—	154

Total liabilities measured at fair value	$—	$154	$—	$154

	Assets and Liabilities at Fair Value as of January 28, 2012
	(in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$209,041	$—	$—	$209,041
ARS—available-for-sale—student loan backed	—	—	84,650	84,650
ARS—available-for-sale—municipal authority bonds	—	—	14,858	14,858
Derivative financial instruments	—	10,770	—	10,770

Total assets measured at fair value	$209,041	$10,770	$99,508	$319,319

LIABILITIES:
Derivative financial instruments	—	1,458	—	1,458

Total liabilities measured at fair value	$—	$1,458	$—	$1,458

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

The Company measures the fair value of its ARS primarily using a discounted cash flow model, as well as a comparison to similar securities in the market. Certain significant inputs into the model for Level 3 assets are unobservable in the market. The table below provides quantitative information on the unobservable inputs discussed above:

Quantitative information about Level 3 fair value measurements (in thousands)
	Fair Value at July 28, 2012	Valuation Technique	Unobservable Inputs	Range (weighted average)
Student loan			Periodic coupon rate	0.50% - 3.27%
ARS	$4,787	Discounted cash flow	Market rate of return	0.25% - 2.05%
			Expected term	19.3

Muncipal authority			Periodic coupon rate	0.32% - 4.33%
ARS	$15,323	Discounted cash flow	Market rate of return	0.03% - 3.83%
			Expected term	21.8 - 27.3

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under its Amended and Restated Credit Agreement are carried at historical cost in the accompanying Consolidated Balance Sheet. For disclosure purposes, the Company estimates the fair value of borrowings under the Amended and Restated Credit Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Amended and Restated Credit Agreement are considered to be Level 2 instruments. The carrying amount of borrowings under the Amended and Restated Credit Agreement as of July 28, 2012 was $75.0 million. The fair value of borrowings under the Amended and Restated Credit Agreement as of July 28, 2012 was approximately $75.0 million. There were no borrowings under the Amended and Restated Credit Agreement at January 28, 2012. See Note 12, “Borrowings”, for further discussion on the Amended and Restated Credit Agreement.

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 28, 2012 to July 28, 2012. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

(in thousands)	Available-for-sale ARS - Student Loans	Available-for-sale ARS - Muni Bonds	Total
Fair value, January 28, 2012	$84,650	$14,858	$99,508
Redemptions / Settlements	(80,693)	—	(80,693)
Gains and (losses), net:
Reported in Net Income	830	465	1,295

Fair value, July 28, 2012	$4,787	$15,323	$20,110

8. INVENTORIES

Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on any remaining carryover inventory from the season then ending. The valuation reserve was $34.2 million, $72.3 million and $17.4 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $11.0 million, $9.3 million and $9.1 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

The inventory balance, net of the above-mentioned reserves, was $621.7 million, $569.8 million and $516.1 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	July 28, 2012	January 28, 2012
Property and equipment, at cost	$2,818,463	$2,655,219
Accumulated depreciation and amortization	(1,538,224)	(1,457,948)

Property and equipment, net	$1,280,239	$1,197,271

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows. There were no impairments during the twenty-six weeks ended July 28, 2012.

The Company has adopted Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures.” Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicate a negative value at the store level, when impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no impairments during the twenty-six weeks ended July 28, 2012.

In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $52.9 million and $47.5 million of construction project assets in Property and Equipment, Net at July 28, 2012 and January 28, 2012, respectively.

10. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	July 28, 2012	January 28, 2012
Deferred lease credits	$552,288	$551,468
Amortized deferred lease credits	(335,417)	(327,399)

Total deferred lease credits, net	$216,871	$224,069

11. INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rates from continuing operations for the thirteen weeks ended July 28, 2012 and July 30, 2011 was 38.9% and 30.7%, respectively. The effective tax rates from continuing operations for the twenty-six weeks ended July 28, 2012 and July 30, 2011 was 39.6% and 33.0%, respectively. Tax expense for the thirteen weeks ended July 28, 2012 included $0.9 million of benefit to correct deferred tax assets established during the thirteen weeks ended January 28, 2012. The Company does not believe this correction was material to the periods affected.

Cash payments of income taxes made during the thirteen weeks ended July 28, 2012 and July 30, 2011 were approximately $9.6 million and $34.3 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended July 28, 2012 and July 30, 2011 were approximately $79.7 million and $101.6 million, respectively.

12. BORROWINGS

On July 28, 2011, the Company entered into an unsecured Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes, including repurchases of A&F’s Common Stock.

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

The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at July 28, 2012. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the applicable Leverage Ratio.

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

The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at July 28, 2012 and January 28, 2012. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on July 28, 2012 and January 28, 2012 were immaterial.

As of July 28, 2012 the Company had $75.0 million of borrowings under the Amended and Restated Credit Agreement. As of January 28, 2012, the Company did not have any borrowings under the Amended and Restated Credit Agreement.

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

Total interest expense on borrowings was $0.9 million and $0.8 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $1.5 million and $1.8 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

13. LEASEHOLD FINANCING OBLIGATIONS

As of July 28, 2012 and January 28, 2012, the Company reported $62.8 million and $57.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the properties which are owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

Total interest expense related to landlord financing obligations was $1.7 million and $1.4 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Total interest expense related to landlord financing obligations was $3.3 million and $2.6 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

14. DERIVATIVES

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivatives, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

In order to qualify for hedge accounting treatment, a derivative must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been, and is expected to continue to be, effective at offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales are hedged is twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of July 28, 2012 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.

As of July 28, 2012, the Company had the following outstanding foreign currency exchange forward contracts that were entered to hedge either a portion, or all of, forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$127,060
British Pound	$65,003
Canadian Dollar	$11,094

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of July 28, 2012.

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

As of July 28, 2012, the Company had the following foreign outstanding currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Swiss Franc	$10,086
Euro	$9,820
British Pound	$6,259
Canadian Dollar	$3,958
Japanese Yen	$2,856

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of July 28, 2012.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of July 28, 2012 and January 28, 2012 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	July 28, 2012	January 28, 2012	Location	July 28, 2012	January 28, 2012
Derivatives Designated as Hedging Instruments:

Foreign Currency Exchange Forward Contracts	Other Current Assets	$11,810	$10,766	Other Liabilities	$58	$874

Derivates Not Designated as Hedging Instruments:

Foreign Currency Exchange Forward Contracts	Other Current Assets	$367	$4	Other Liabilities	$96	$584

Total	Other Current Assets	$12,177	$10,770	Other Liabilities	$154	$1,458

Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the twenty-six weeks ended July 28, 2012 and July 30, 2011 on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:

Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$3,617	$(209)	$4,457	$(1,717)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(a)			(b)			(c)
Thirteen Weeks Ended
(in thousands)	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$13,939	$3,195	Cost of Goods Sold	$3,984	$(1,248)	Other Operating (Income) Expense, Net	$(98)	$(426)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(a)			(b)			(c)
Twenty-Six Weeks Ended
(in thousands)	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$10,713	$(2,102)	Cost of Goods Sold	$8,839	$(1,392)	Other Operating (Income) Expense, Net	$(212)	$(499)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.
(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.
(c)	The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. DISCONTINUED OPERATIONS

On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the residual income and expenses related to RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended July 30, 2011.

16. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $0.5 million and $1.6 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, associated with the SERP. The Company recorded expense of $0.9 million and $1.5 million for the thirteen and twenty-six weeks ended July 30, 2011, respectively, associated with the SERP.

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

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing (the “Fairness Hearing”) to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement. The Fairness Hearing is currently scheduled to be held on September 12, 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of July 28, 2012 and the related consolidated statements of operations and comprehensive income for each of the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011 and the consolidated statements of cash flows for the twenty-six-week periods ended July 28, 2012 and July 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

September 5, 2012

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

RESULTS OF OPERATIONS

During the second quarter of Fiscal 2012, net sales increased 4% to $951.4 million from $916.8 million for the second quarter of Fiscal 2011. Changes in foreign currency adversely impacted sales by approximately 1.6% of sales (based on converting prior year sales at current year exchange rates). The gross profit rate for the second quarter of Fiscal 2012 was 62.5% compared to 63.6% for the second quarter of Fiscal 2011. Operating income was $27.0 million for the second quarter of Fiscal 2012 compared to $47.2 million for the second quarter of Fiscal 2011. The Company had net income of $15.5 million for the second quarter of Fiscal 2012 compared to $32.0 million for the second quarter of Fiscal 2011. Net income per diluted share was $0.19 for the second quarter of Fiscal 2012 compared to $0.35 for the second quarter of Fiscal 2011.

During the Fiscal 2012 year-to-date period, net sales increased 7% to $1.873 billion from $1.753 billion in Fiscal 2011. Changes in foreign currency adversely impacted sales by approximately 1.2% of sales. The gross profit rate for the Fiscal 2012 year-to-date period was 62.5% compared to 64.3% for the comparable year-to-date period for Fiscal 2011. Operating income was $33.3 million for the Fiscal 2012 year-to-date period compared to $85.9 million in Fiscal 2011. The Company had net income of $18.5 million for the Fiscal 2012 year-to-date period compared to $57.2 million in Fiscal 2011. Net income per diluted share was $0.22 for the Fiscal 2012 year-to-date period compared to $0.63 in Fiscal 2011.

As of July 28, 2012, the Company had $312.2 million in cash and equivalents, $75.0 million in borrowings under the Amended and Restated Credit Agreement and no borrowings under the Term Loan Agreement. Net cash used for operating activities was $24.3 million for the twenty-six weeks ended July 28, 2012. In addition, the Company used cash of $200.0 million for capital expenditures, $29.3 million for dividends, and $161.2 million to repurchase 3.3 million shares of A&F’s Common Stock during the twenty-six weeks ended July 28, 2012. The Company also had cash proceeds from the sale of marketable securities of $80.7 million during the twenty-six weeks ended July 28, 2012.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	37.5%	36.4%	37.5%	35.7%

GROSS PROFIT	62.5%	63.6%	62.5%	64.3%
Stores and Distribution Expense	48.1%	46.4%	48.8%	47.0%
Marketing, General and Administrative Expense	11.7%	12.0%	12.2%	12.4%
Other Operating (Income) Expense, Net	(0.2)%	0.1%	(0.2)%	(0.1)%

OPERATING INCOME	2.8%	5.1%	1.8%	4.9%
Interest Expense, Net	0.2%	0.1%	0.1%	0.1%

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	2.7%	5.0%	1.6%	4.8%
Tax Expense from Continuing Operations	1.0%	1.5%	0.6%	1.6%

NET INCOME FROM CONTINUING OPERATIONS	1.6%	3.5%	1.0%	3.2%

INCOME FROM DISCONTINUED OPERATIONS,	—	—	—	0.0%

Net of Tax
NET INCOME	1.6%	3.5%	1.0%	3.3%

Financial Summary

The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended July 28, 2012 to the thirteen and twenty-six week periods ended July 30, 2011:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales by segment (thousands)	$951,407	$916,763	$1,872,625	$1,753,437
U.S. Stores	$560,508	$613,085	$1,104,389	$1,179,796
International Stores	$254,764	$197,962	$479,790	$356,657
Direct-to-Consumer	$127,677	$102,088	$275,906	$207,860
Other	$8,458	$3,628	$12,540	$9,124

Net sales as a % of total sales
U.S. Stores	59%	67%	59%	67%
International Stores	27%	22%	26%	20%
Direct-to-Consumer	13%	11%	15%	12%
Other	1%	0%	1%	1%

Increase (decrease) in net sales from prior year	4%	23%	7%	22%
U.S. Stores	(9)%	10%	(6)%	10%
International Stores	29%	91%	35%	83%
Direct-to-Consumer	25%	28%	33%	30%
Other	nm	24%	37%	nm

Net sales by brand (thousands)	$951,407	$916,763	$1,872,625	$1,753,437
Abercrombie & Fitch	$362,534	$383,373	$722,905	$725,044
abercrombie	$76,271	$83,276	$153,988	$169,850
Hollister	$485,638	$434,150	$949,270	$828,719
Gilly Hicks**	$26,964	$15,964	$46,462	$29,824

Increase (decrease) in net sales from prior year	4%	23%	7%	22%
Abercrombie & Fitch	(5)%	14%	0%	13%
abercrombie	(8)%	5%	(9)%	8%
Hollister	12%	35%	15%	34%
Gilly Hicks**	69%	79%	56%	85%

Increase (decrease) in comparable store sales*	(10)%	9%	(8)%	9%
Abercrombie & Fitch	(11)%	5%	(8)%	6%
abercrombie	(10)%	7%	(11)%	9%
Hollister	(10)%	12%	(8)%	12%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.
**	Net sales for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, reflect the activity of 25 and 19 stores, respectively.

CURRENT TRENDS AND OUTLOOK

We were disappointed with our results for the second quarter of Fiscal 2012. In particular, we saw a further deceleration in our international comparable store sales trend, as well as negative comparable stores sales in our U.S. chain stores for the first quarter since 2009. However, our direct-to-consumer business continued to perform well, posting a tenth successive quarter with year-over-year sales growth of 25% or better.

We continue to believe that the macroeconomic environment is the primary driver of the international sales trend, particularly in Europe. Cannibalization has also been a factor as our brands have become more widely available in Europe. In addition, we believe that some of the factors that affected the trend in our US stores during the quarter, including a lack of product newness and too narrow an assortment, likely also affected our international stores.

We believe the significant slowing in the European business that began in the fall of last year, coupled with a difficult fourth quarter in the U.S. has continued to have repercussions on our business. Most notably, it put us in the position of trying to sell through existing inventory, rather than flowing in newer more trend-right merchandise. Our inventory position improved considerably at the end of the second quarter relative to the first quarter, and we expect further significant improvements throughout the rest of the year. We ended the second quarter with inventory up 20% versus a year ago. Based on current sales trends, we expect inventory to be approximately flat at the end of the third quarter and down at the end of the fourth quarter.

Our entire organization is completely focused on improving the trends we have seen. There are factors beyond our control but we continue to believe that there are opportunities to do better and have a number of initiatives in place to accomplish this. Overall, we remain confident in the global appeal of our iconic brands and the opportunities ahead of us.

For the second half of the year, we are projecting same store sales to be down 10%, consistent with the second quarter trend. Based on this sales projection, we are now projecting diluted earnings per share in the range of $2.50 to $2.75 on a full year basis. This projection does not assume any further share repurchases and remains sensitive to the sales trend of the business.

Going forward, our philosophy remains to be disciplined in allocating capital to where we believe it will derive the greatest return on a risk-adjusted basis. After allocating capital to new stores and other internal projects, such as direct-to-consumer investments, that provide superior returns, we would expect to return excess cash to shareholders through dividends and share repurchases.

SECOND QUARTER AND YEAR-TO-DATE RESULTS

Net Sales

Net sales for the second quarter of Fiscal 2012 were $951.4 million, an increase of 4% from net sales of $916.8 million during the second quarter of Fiscal 2011. The net sales increase was attributable to new stores, primarily international and a 25% increase in the direct-to-consumer business, including shipping and handling revenue, partially off-set by a 10% decrease in total comparable store sales. The impact of changes in foreign currency adversely affected sales by approximately $15.0 million for the thirteen weeks ended July 28, 2012 (based on converting prior year sales at current year exchange rates). Including direct-to-consumer sales, U.S. sales decreased 5% to $648 million and international sales increased 31% to $303.4 million.

Year-to-date net sales in Fiscal 2012 were $1.873 billion, an increase of 7% from net sales of $1.753 billion during the comparable period in Fiscal 2011. The net sales increase was attributable to new stores, primarily international and a 33% increase in the direct-to-consumer business, including shipping and handling revenue, partially off-set by an 8% decrease in total comparable store sales. The impact of changes in foreign currency adversely affected sales by approximately $20.8 million for the twenty-six weeks ended July 28, 2012. Including direct-to-consumer sales, U.S. sales decreased 3% to $1.3 billion and international sales increased 36% to $580.3 million.

Comparable store sales by brand for the second quarter of Fiscal 2012 were as follows: Abercrombie & Fitch decreased 11%, abercrombie kids decreased 10% and Hollister decreased 10%. Female and male comparable store sales were similar.

U.S. comparable store sales were down 5%, with chain stores performing slightly better. International comparable store sales were down 26% with Hollister European stores performing somewhat better and Abercrombie & Fitch flagship stores being weaker.

Direct-to-consumer net merchandise sales for the second quarter of Fiscal 2012 were $114.6 million, an increase of 27% from Fiscal 2011 second quarter direct-to-consumer net merchandise sales of $90.4 million. Shipping and handling revenue for the corresponding periods was $13.1 million in Fiscal 2012 and $11.6 million in Fiscal 2011. The direct-to-consumer business, including shipping and handling revenue, accounted for 13.4% of total net sales in the second quarter of Fiscal 2012 compared to 11.1% in the second quarter of Fiscal 2011.

Direct-to-consumer net merchandise sales for the Fiscal 2012 year-to-date period were $247.8 million, an increase of 36% from Fiscal 2011 year-to-date direct-to-consumer net merchandise sales of $182.8 million. Shipping and handling revenue for the corresponding periods was $28.2 million in Fiscal 2012 and $25.1 million in Fiscal 2011. The direct-to-consumer business, including shipping and handling revenue, accounted for 14.7% of total net sales for the year-to-date Fiscal 2012 compared to 11.9% in the Fiscal 2011 year-to-date period.

From a merchandise classification standpoint, for the male business, active wear and sweaters were stronger performing categories; while woven shirts, graphic shirts and knit tops were weaker performing categories. In the female business, shorts and pants were stronger performing categories; while woven shirts, graphic shirts, skirts and knit tops were weaker performing categories.

Gross Profit

Gross profit for the second quarter of Fiscal 2012 was $594.4 million compared to $583.0 million for the comparable period in Fiscal 2011. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2012 was 62.5%, down 110 basis points from the second quarter of Fiscal 2011 rate of 63.6%.

Year-to date gross profit for Fiscal 2012 was $1.171 billion compared to $1.127 billion for the comparable period in Fiscal 2011. The gross profit rate for the year-to-date period of Fiscal 2012 was 62.5%, down 180 basis points from the year-to-date Fiscal 2011 rate of 64.3%.

The decrease in the gross profit rate for the second quarter and the year-to-date periods was primarily driven by an increase in average unit cost, due to increased raw materials cost, combined with the adverse effect of exchange rates, partially off-set by an international mix benefit.

Stores and Distribution Expense

Stores and distribution expense for the second quarter of Fiscal 2012 was $458.1 million compared to $425.3 million for the comparable period in Fiscal 2011. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2012 was 48.1% compared to 46.4% in the second quarter of Fiscal 2011.

Stores and distribution expense for the Fiscal 2012 year-to-date period was $913.8 million compared to $824.4 million for the comparable period in Fiscal 2011. The stores and distribution expense rate for the year-to-date period of Fiscal 2012 was 48.8% compared to 47.0% for the Fiscal 2011 year-to-date period.

The increase in the stores and distribution expense rate for the second quarter and the year-to-date periods was primarily the result of deleveraging on negative comparable store sales.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $14.7 million for the thirteen weeks ended July 28, 2012 compared to $9.7 million for the thirteen weeks ended July 30, 2011 and $31.2 million for the twenty-six weeks ended July 28, 2012 compared to $19.4 million for the twenty-six weeks ended July 30, 2011.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores were $13.8 million for the thirteen weeks ended July 28, 2012 compared to $14.9 million for the thirteen weeks ended July 30, 2011 and $29.1 million for the twenty-six weeks ended July 28, 2012 compared to $28.7 million for the twenty-six weeks ended July 30, 2011. These amounts are recorded in Stores and Distribution Expense in the Consolidated Statements of Operations.

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the second quarter of Fiscal 2012 was $111.3 million compared to $110.0 million during the same period in Fiscal 2011. For the second quarter of Fiscal 2012, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.7% compared to 12.0% for the second quarter of Fiscal 2011.

Marketing, general, and administrative expense during the Fiscal 2012 year-to-date period was $228.2 million compared to $217.7 million during the same period in Fiscal 2011. For the year-to-date period of Fiscal 2012, the marketing, general and administrative expense rate was 12.2% compared to 12.4% for the Fiscal 2011 year-to-date period.

The increase in marketing, general and administrative expense for the second quarter and year-to-date periods was primarily due to increases in travel, marketing, information technology and other expenses, partially offset by a decrease compensation expense driven by a reduction in incentive compensation expense.

Other Operating Expense (Income), Net

Second quarter other operating income, net for Fiscal 2012 was $1.9 million compared to other operating expense, net, of $0.5 million for the second quarter of Fiscal 2011.

Year-to-date other operating income, net for Fiscal 2012 was $4.5 million compared to $1.3 million for the year-to-date period of Fiscal 2011.

Operating Income

Operating income for the second quarter of Fiscal 2012 was $27.0 million, a decrease of 43% from operating income of $47.2 million during the second quarter of Fiscal 2011. Year-to-date operating income in Fiscal 2012 was $33.3 million, a decrease of 61% from operating income of $85.9 million during the comparable period of Fiscal 2011. Operating income from new international stores and direct-to-consumer operations was more than off-set by declines in existing U.S. and international stores driven by negative comparable store sales.

Interest Expense, Net and Tax Expense from Continuing Operations

Second quarter interest expense was $2.6 million in Fiscal 2012, offset by interest income of $1.0 million, compared to interest expense of $2.2 million, offset by interest income of $1.2 million in the second quarter of Fiscal 2011.

Year-to-date interest expense was $4.7 million in Fiscal 2012, offset by interest income of $2.1 million, compared to interest expense of $4.4 million in Fiscal 2011, offset by interest income of $2.5 million.

The effective tax rate for continuing operations for the second quarter of Fiscal 2012 was 38.9% compared to 30.7% for the Fiscal 2011 comparable period.

The effective tax rate for continuing operations for the twenty-six weeks ended July 28, 2012 was 39.6% compared to 33.0% for the twenty-six weeks ended July 30, 2011.

The increase in the effective tax rate for the second quarter and the year-to-date periods was primarily due to a change in the mix of income from different taxing jurisdictions.

On a full-year basis, the Company expects the effective tax rate to be in the high 30s. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies.

Net Income and Net Income per Share

Net income for the second quarter of Fiscal 2012 was $15.5 million compared to $32.0 million for the second quarter of Fiscal 2011. Net income per diluted share for the second quarter of Fiscal 2012 was $0.19 compared to $0.35 for the same period of Fiscal 2011.

Net income for the year-to-date period of Fiscal 2012 was $18.5 million compared to net income of $57.2 million for the year-to-date period of Fiscal 2011. Net income per diluted share for the year-to-date period of Fiscal 2012 was $0.22 compared to $0.63 for the same period of Fiscal 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters. As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a credit facility and a term loan agreement available as sources of additional funding.

Credit Agreements

On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million will be available. The Company had $75.0 million of borrowings and immaterial stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on July 28, 2012. The Company had no borrowings and immaterial stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on January 28, 2012.

On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity. The Company had no borrowings outstanding under the Term Loan Agreement on July 28, 2012 or January 28, 2012.

The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 12, “Long-Term Debt,” of the Notes to Consolidated Financial Statements.

The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at July 28, 2012.

Stand-by letters of credit outstanding on July 28, 2012 and January 28, 2012 were immaterial.

Operating Activities

Net cash used for operating activities was $24.3 million for the twenty-six weeks ended July 28, 2012 compared to $5.1 million for the twenty-six weeks ended July 30, 2011. The increase in cash used for operating activities was primarily driven by results from operations.

Investing Activities

Cash outflows for investing activities for the twenty-six weeks ended July 28, 2012 and July 30, 2011 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were higher in Fiscal 2012 than in Fiscal 2011, due to an increase in the number of new international retail locations, including flagship locations, as well as Home Office, Distribution Centers and Information Technology infrastructure projects. Cash inflows from investing activities for the twenty-six weeks ended July 28, 2012 included proceeds from sales of marketable securities.

Financing Activities

For the twenty-six week periods ended July 28, 2012 and July 30, 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends. In addition, for the twenty-six weeks ended July 30, 2011, outflows included the repayment of borrowings. For the twenty-six weeks ended July 28, 2012, the outflows were partially offset by cash inflows from borrowings under the Credit Agreement. For the twenty-six weeks ended July 30, 2011, cash outflows were partially offset by cash inflows from proceeds associated with the exercise of share-based compensation awards.

During the twenty-six weeks ended July 28, 2012, A&F repurchased approximately 3.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $161.2 million. During the twenty-six weeks ended July 30, 2011, A&F repurchased approximately 1.4 million shares of A&F’s Common Stock in the open market with a market value of $89.9 million. Repurchases of A&F’s Common Stock were pursuant to the A&F Board of Directors’ authorization.

As of July 28, 2012, A&F had approximately 12.9 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations. On August 14, 2012, the A&F Board of Directors authorized the repurchase of an additional ten million shares, bringing the shares available for purchase under its publicly announced share repurchase authorizations to 22.9 million shares.

Future Cash Requirements and Sources of Cash

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to the A&F Board of Directors’ approval. The Company also has availability under the Amended and Restated Credit Agreement and the Term Loan Agreement as sources of additional funding.

Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash and as appropriate, the Amended and Restated Credit Agreement and the Term Loan Agreement.

The Company is not dependent on foreign cash to fund its U.S. operations or dividends to shareholders and does not expect to repatriate foreign cash to meet cash needs.

Off-Balance Sheet Arrangements

As of July 28, 2012, the Company did not have any off-balance sheet arrangements.

Contractual Obligations

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended July 28, 2012, there were no material changes in the contractual obligations as of January 28, 2012, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the $75.0 million in borrowings under the Amended and Restated Credit Agreement.

Second Quarter Store Count and Gross Square Feet

Store count and gross square footage by brand for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
April 28, 2012	279	154	491	18	942
New	—	—	—	—	—
Closed	(1)	—	(5)	—	(6)

July 28, 2012	278	154	486	18	936

Gross Square Feet at July 28, 2012	2,495	727	3,317	176	6,715

International Stores
April 28, 2012	15	5	84	3	107
New	—	—	8	4	12
Closed	—	—	—	—	—

July 28, 2012	15	5	92	7	119

Gross Square Feet at July 28, 2012	286	59	793	47	1,185
Total Stores	293	159	578	25	1,055

Total Gross Square Feet at July 28, 2012	2,781	786	4,110	223	7,900

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
April 30, 2011	316	181	502	18	1,017
New	—	1	—	—	1
Closed	—	(3)	(1)	—	(4)

July 30, 2011	316	179	501	18	1,014

Gross Square Feet at July 30, 2011	2,806	835	3,418	176	7,235

International Stores
April 30, 2011	9	4	40	1	54
New	1	—	4	—	5
Closed	—	—	—	—	—

July 30, 2011	10	4	44	1	59

Gross Square Feet at July 30, 2011	164	34	361	7	566
Total Stores	326	183	545	19	1,073

Total Gross Square Feet at July 30, 2011	2,970	869	3,779	183	7,801

Year-To-Date Store Count and Gross Square Feet

Store count and gross square footage by brand for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(3)	—	(8)	—	(11)

July 28, 2012	278	154	486	18	936

Gross Square Feet at July 28, 2012	2,495	727	3,317	176	6,715

International Stores
January 28, 2012	14	5	77	3	99
New	1	—	15	4	20
Closed	—	—	—	—	—

July 28, 2012	15	5	92	7	119

Gross Square Feet at July 28, 2012	286	59	793	47	1,185
Total Stores	293	159	578	25	1,055

Gross Square Feet at July 28, 2012	2,781	786	4,110	223	7,900

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 29, 2011	316	181	502	18	1,017
New	1	1	1	—	3
Closed	(1)	(3)	(2)	—	(6)

July 30, 2011	316	179	501	18	1,014

Gross Square Feet at July 30, 2011	2,806	835	3,418	176	7,235

International Stores
January 29, 2011	9	4	38	1	52
New	1	—	6	—	7
Closed	—	—	—	—	—

July 30, 2011	10	4	44	1	59

Gross Square Feet at July 30, 2011	164	34	361	7	566
Total Stores	326	183	545	19	1,073

Total Gross Square Feet at July 30, 2011	2,970	869	3,779	183	7,801

CAPITAL EXPENDITURES

During the twenty-six weeks ended July 28, 2012, the Company opened an Abercrombie & Fitch flagship in Hamburg, Germany, a combined Hollister and Gilly Hicks store in London on Regent Street, 14 international Hollister chain stores and three international Gilly Hicks stores. Subsequent to quarter-end, the Company opened an Abercrombie & Fitch flagship in Hong Kong.

The Company continues to anticipate opening international Abercrombie & Fitch locations in Munich, Dublin and Amsterdam, as well as approximately 30 international Hollister stores throughout the year. The Company expects total capital expenditures for Fiscal 2012 to be approximately $360 million, predominately related to new stores, store refreshes, and remodels. Capital expenditures totaled $200.0 million and $133.0 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of July 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of July 28, 2012 would have affected pre-tax income by an immaterial amount for the second quarter of Fiscal 2012.

A 10% change in the direct-to-consumer reserve for merchandise not received by the customer as of July 28, 2012 would have affected pre-tax income by an immaterial amount for the second quarter of Fiscal 2012.

A 10% change in the assumption of the breakage for gift cards as of July 28, 2012 would have affected pre-tax income by an immaterial amount for the second quarter of Fiscal 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of July 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or valuation reserve as of July 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $3.4 million for the second quarter of Fiscal 2012.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $1.1 million for the second quarter of Fiscal 2012.

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

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years. There was no impairment charge recorded during the second quarter.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the thirteen and twenty-six weeks ended July 28, 2012. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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

During the twenty-six weeks ended July 28, 2012, the Company granted stock appreciation rights covering an aggregate of 349,300 shares and no stock options. A 10% increase in the expected term would have yielded a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the first half of Fiscal 2012, while a 10% increase in stock price volatility would have yielded a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the first half of Fiscal 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of July 28, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of July 28, 2012 would increase the SERP accrual by approximately $1.6 million. A 50 basis point increase in the discount rate as of July 28, 2012 would decrease the SERP accrual by an immaterial amount.

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

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our direct-to-consumer sales are subject to numerous risks that could adversely impact sales;

•	we have incurred, and may continue to incur, significant costs related to store closures;

•	our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable store sales may continue to fluctuate on a regular basis, including as a result of cannibalization, and impact the volatility of the price of our Common Stock;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our stock price may be volatile and investors may not be able to resell shares of our Common Stock at or above the price paid to acquire the shares;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our inability to accurately plan for product demand and allocate merchandise effectively could have a material adverse effect on our results;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;

•	we do not own or operate any manufacturing facilities and, therefore, depend upon independent third parties for the manufacture of all our merchandise;

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

The Company also holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 22 to 28 years. The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of July 28, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities—student loan backed	$5,200	$(413)	$4,787
Auction rate securities—municipal authority bonds	19,975	(4,652)	15,323

Total available-for-sale securities	$25,175	$(5,065)	$20,110

As of July 28, 2012, the above securities were considered to be of “investment grade” as rated by one or more major rating agencies. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and realized gains of $1.7 million and $1.4 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

Interest Rate Risks

As of July 28, 2012, the Company had $75.0 million in borrowings. These borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The unsecured Amended Credit Agreement has several borrowing options, including interest rates that are based on (i) a Base Rate, plus a margin based on a Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the unsecured Amended Credit Agreement) plus a margin based on a Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the higher of (a) PNC Bank National Association’s then publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined in the unsecured Amended Credit Agreement) as then in effect plus 1/2 of 1.0%. The average interest rate was 1.5% for the thirteen and twenty-six week periods ended July 28, 2012. Additionally, as of July 28, 2012, the Company had $275.0 million available, less outstanding letters of credit, under its unsecured Amended Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at July 28, 2012, if market interest rates average an increase of 100 basis points over the next twenty-seven week period for Fiscal 2012 compared to the interest rates being incurred for the twenty-six week period ended July 28, 2012, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate unsecured Amended Credit Agreement. This hypothetical increase in interest rate for the fifty-three week period ended February 2, 2013 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s unsecured Amended Credit Agreement.

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

A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 28, 2012. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 28, 2012 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing (the “Fairness Hearing”) to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement. The Fairness Hearing is currently scheduled to be held on September 12, 2012.

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

The Company’s risk factors as of July 28, 2012 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2012 that were not registered under the Securities Act of 1933.

The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended July 28, 2012:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
April 29, 2012 through May 26, 2012	5,762	$44.14	—	12,918,968

May 27, 2012 through June 30, 2012	560	$36.23	—	12,918,968

July 1, 2012 through July 28, 2012	406	$34.68	—	12,918,968

Total	6,728	$42.91	—	12,918,968

(1)

An aggregate of 6,728 of the shares of A&F’s Common Stock purchased during the quarterly period (thirteen-week period) ended July 28, 2012 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights.

(2)	The average price paid per share includes broker commissions, as applicable.
(3)

There were no shares purchased pursuant to A&F’s publicly announced stock repurchase authorizations. On November 20, 2007 A&F’s Board of Directors authorized repurchase of 10.0 million shares of A&F’s Common Stock. On May 15, 2012 A&F’s Board of Directors authorized repurchase of 10.0 million shares of A&F’s Common Stock.

(4)

The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions. On August 14, 2012, A&F Board of Directors’ authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock, bringing the shares available for purchase under its publicly announced share repurchase authorizations to 22.9 million shares.

ITEM 6.	EXHIBITS

Exhibit No.	Document

4.1	Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; PNC Capital Markets LLC, as a Co-Lead Arranger and a Co-Bookrunner; J.P. Morgan Securities LLC, as a Co-Lead Arranger and a Co-Bookrunner; JPMorgan Chase Bank, N.A., as Syndication Agent, an LC Issuer and a Lender; Fifth Third Bank, as a Co-Documentation Agent and a Lender; The Huntington National Bank, as a Co-Documentation Agent, an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.2	Term Loan Agreement, entered into as of February 24, 2012, among Abercrombie & Fitch Management Co.; Abercrombie & Fitch Co.; the Lenders (as defined in the Term Loan Agreement); PNC Bank, National Association, as administrative agent and a Lender; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and a Lender; Fifth Third Bank, as a co-documentation agent and a Lender; Citizens Bank of Pennsylvania, as a co-documentation agent and a Lender; The Huntington National Bank, as a Lender; U.S. Bank National Association, as a Lender; HSBC Bank USA, N.A., as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.3	Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

10.1	Amendment No. 3 to Michael S. Jeffries Employment Agreement, made and entered into on May 7, 2012, by and between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 9, 2012 (File No. 001-12107).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011; (ii) Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: September 5, 2012	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*

31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011; (ii) Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011; and (iv) Notes to Consolidated Financial Statements.***

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files submitted electronically as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.