Form 10-Q
period 2012-10-27
ABERCROMBIE & FITCH CO /DE/
filed 2012-12-04
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at November 23, 2012
$.01 Par Value	79,562,699 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$1,169,649	$1,075,856	$3,042,274	$2,829,292
Cost of Goods Sold	438,082	429,334	1,139,941	1,056,067
GROSS PROFIT	731,567	646,522	1,902,333	1,773,225
Stores and Distribution Expense	496,942	461,683	1,410,759	1,286,108
Marketing, General and Administrative Expense	123,381	107,844	351,562	325,493
Other Operating Income, Net	(1,154)	(2,855)	(5,671)	(4,146)
OPERATING INCOME	112,398	79,850	145,683	165,770
Interest Expense, Net	1,584	533	4,219	2,469
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	110,814	79,317	141,464	163,301
Tax Expense from Continuing Operations	39,307	28,412	51,453	56,019
NET INCOME FROM CONTINUING OPERATIONS	$71,507	$50,905	$90,011	$107,282
INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$—	$—	$796
NET INCOME	$71,507	$50,905	$90,011	$108,078
NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.88	$0.59	$1.09	$1.23
DILUTED	$0.87	$0.57	$1.07	$1.19
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$—	$—	$0.01
DILUTED	$—	$—	$—	$0.01
NET INCOME PER SHARE:
BASIC	$0.88	$0.59	$1.09	$1.24
DILUTED	$0.87	$0.57	$1.07	$1.20
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	81,669	86,962	82,939	87,170
DILUTED	82,522	89,707	84,049	90,167
DIVIDENDS DECLARED PER SHARE	$0.175	$0.175	$0.525	$0.525
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$13,904	$(6,012)	$(2,164)	$10,492
Gain (Loss) on Marketable Securities, net of taxes of $513 for the thirteen-week period ended October 29, 2011 and $(444) for the thirty-nine week period ended October 29, 2011.	—	(873)	—	757
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $1,331 and $(589) for the thirteen-week periods ended October 27, 2012 and October 29, 2011, respectively, and $1,543 and $(326) for the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively.	(12,797)	2,914	(10,711)	2,467
Other Comprehensive Income (Loss)	$1,107	$(3,971)	$(12,875)	$13,716
COMPREHENSIVE INCOME	$72,614	$46,934	$77,136	$121,794

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	October 27, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$349,670	$583,495
Marketable Securities	19,903	84,650
Receivables	91,412	89,350
Inventories	536,315	569,818
Deferred Income Taxes	82,835	77,120
Other Current Assets	81,632	84,342
TOTAL CURRENT ASSETS	1,161,767	1,488,775
PROPERTY AND EQUIPMENT, NET	1,313,132	1,197,271
NON-CURRENT MARKETABLE SECURITIES	—	14,858
OTHER ASSETS	374,549	347,249
TOTAL ASSETS	$2,849,448	$3,048,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$165,394	$211,368
Accrued Expenses	358,477	369,073
Deferred Lease Credits	39,822	41,047
Borrowings	60,000	—
Income Taxes Payable	74,102	77,918
TOTAL CURRENT LIABILITIES	697,795	699,406
LONG-TERM LIABILITIES:
Deferred Lease Credits	174,736	183,022
Leasehold Financing Obligations	64,477	57,851
Other Liabilities	249,672	245,418
TOTAL LONG-TERM LIABILITIES	488,885	486,291
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 27, 2012 and January 28, 2012	1,033	1,033
Paid-In Capital	390,410	369,171
Retained Earnings	2,366,671	2,320,571
Accumulated Other Comprehensive (Loss) Income, net of tax	(6,420)	6,455
Treasury Stock, at Average Cost - 23,743 and 17,662 shares at October 27, 2012 and January 28, 2012, respectively	(1,088,926)	(834,774)
TOTAL STOCKHOLDERS’ EQUITY	1,662,768	1,862,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,849,448	$3,048,153

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES:
Net Income	$90,011	$108,078
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	165,516	173,569
Loss on Disposal / Write-off of Assets	8,145	5,128
Lessor Construction Allowances	14,668	30,976
Amortization of Deferred Lease Credits	(34,185)	(33,019)
Deferred Taxes	(25,756)	6,623
Share-Based Compensation	38,620	38,089
Net Tax (Deficiency) Benefit from Share-Based Compensation	(492)	3,031
Excess Tax Benefit from Share-Based Compensation	(1,080)	(4,756)
Changes in Assets and Liabilities:
Inventories	33,444	(292,839)
Accounts Payable and Accrued Expenses	(56,502)	102,741
Income Taxes	(3,708)	(30,209)
Other Assets and Liabilities	(9,357)	(47,711)
NET CASH PROVIDED BY OPERATING ACTIVITIES	219,324	59,701
INVESTING ACTIVITIES:
Capital Expenditures	(277,951)	(227,574)
Proceeds from Sales of Marketable Securities	80,693	1,700
Other Investing	(6,237)	(22,267)
NET CASH USED FOR INVESTING ACTIVITIES	(203,495)	(248,141)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	217	33,779
Excess Tax Benefit from Share-Based Compensation	1,080	4,756
Purchase of Treasury Stock	(265,498)	(98,703)
Repayments of Borrowings Under the Credit Agreement	(75,000)	(45,002)
Proceeds from Borrowings Under the Credit Agreement	135,000	—
Change in Outstanding Checks and Other	(2,216)	(1,083)
Dividends Paid	(43,710)	(45,847)
NET CASH USED FOR FINANCING ACTIVITIES	(250,127)	(152,100)
EFFECT OF EXCHANGE RATES ON CASH	473	2,528
NET DECREASE IN CASH AND EQUIVALENTS:	(233,825)	(338,012)
Cash and Equivalents, Beginning of Period	583,495	826,353
CASH AND EQUIVALENTS, END OF PERIOD	$349,670	$488,341
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(1,005)	$31,593

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO
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
The Consolidated Financial Statements as of October 27, 2012 and for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012. The January 28, 2012 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2012.
Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the classification of the Excess Tax Benefit from Share-Based Compensation was corrected on the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011, which resulted in a decrease in cash flows from operating activities of $4.8 million and an increase in cash flows from financing activities of $4.8 million. The Company believes these classification errors were immaterial to the previously issued financial statements.
The Consolidated Financial Statements as of October 27, 2012 and for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.
PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SEGMENT REPORTING
The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s segments sell a similar group of products—casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company has three reportable segments: U.S. Stores, International Stores, and Direct-to-Consumer. Corporate functions, interest income and expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included in Other.
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe and Asia. The Direct-to-Consumer reportable segment includes the results of operations directly associated with the on-line operations, both domestic and international.

Operating income is the primary measure of profit the Company uses to make decisions on allocating resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall expense includes all expenses contained “within the four walls of the stores.” These include expenses such as cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and taxes. Operating income also reflects pre-opening charges related to stores not yet in operation and period-end markdown reserves. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business, less call center, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store, distribution center costs and markdowns on merchandise held in distribution centers. All costs excluded from the three reportable segments are included in Other.
Reportable segment assets include those used directly in or resulting from the operations of each reportable segment. Total assets for the U.S. Stores and International Stores reportable segments primarily consist of store cash, credit card receivables, prepaid rent, store packaging and supplies, lease deposits, merchandise inventory, leasehold acquisition costs, restricted cash and the net book value of store long-lived assets. Total assets for International Stores also include VAT receivables. Total assets for the Direct-to-Consumer reportable segment primarily consist of credit card receivables, merchandise inventory, and the net book value of long-lived assets. Total assets for Other include cash, investments, distribution center inventory, the net book value of home office and distribution center long-lived assets, foreign currency hedge assets and tax-related assets.
The following table provides the Company’s segment information as of, and for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011:

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirteen Weeks Ended October 27, 2012
Net Sales	$709,368	$298,959	$158,314	$1,166,641	$3,008	$1,169,649
Operating Income (Loss)	162,360	87,163	69,647	319,170	(206,772)	112,398
Thirteen Weeks Ended October 29, 2011
Net Sales	$725,351	$214,959	$132,446	$1,072,756	$3,100	$1,075,856
Operating Income (Loss)	139,841	58,929	58,983	257,753	(177,903)	79,850

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirty-Nine Weeks Ended October 27, 2012
Net Sales	$1,813,757	$778,750	$434,220	$3,026,727	$15,547	$3,042,274
Operating Income (Loss)	329,969	204,690	190,194	724,853	(579,170)	145,683
Thirty-Nine Weeks Ended October 29, 2011
Net Sales	$1,905,147	$571,615	$340,307	$2,817,069	$12,223	$2,829,292
Operating Income (Loss)	345,299	173,973	159,511	678,783	(513,013)	165,770

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

Total assets as of October 27, 2012, were approximately $549.7 million for U.S. Stores, $834.0 million for International Stores, $78.5 million for Direct-to-Consumer Operations and $1.387 billion for Other.

Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands):	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
United States	$818,558	$820,188	$2,110,835	$2,146,029
Europe	273,909	193,566	743,834	528,429
Other	77,182	62,102	187,605	154,834
Total	$1,169,649	$1,075,856	$3,042,274	$2,829,292
Long-Lived Assets:

(in thousands):	October 27, 2012	January 28, 2012
United States	$769,292	$794,723
Europe	480,440	366,647
Other	184,579	156,361
Total	$1,434,311	$1,317,731
Long-lived assets in the table above include primarily property and equipment (net), store supplies and lease deposits.

3. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.2 million and $38.6 million for the thirteen and thirty-nine week periods ended October 27, 2012, respectively, and $13.7 million and $38.1 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively. The Company also recognized $5.0 million and $14.7 million in tax benefits related to share-based compensation expense for the thirteen and thirty-nine week periods ended October 27, 2012, respectively, and $5.1 million and $14.3 million for the thirteen and thirty-nine week periods ended October 29, 2011, respectively.
The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of October 27, 2012 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirty-nine weeks ended October 27, 2012 was immaterial. The effect of adjustments for forfeitures during the thirty-nine weeks ended October 29, 2011 was an expense of $1.3 million.
Pursuant to an employment agreement, the Chairman and Chief Executive Officer (“CEO”) is eligible to receive “semi-annual grants,” as defined in the agreement. The semi-annual grants vest in equal annual installments over the four-year period following the grant date except that each award becomes fully vested no later than February 1, 2014, except for the final semi-annual grant, which will become fully vested on the date of the grant. On May 7, 2012, the Company amended the CEO employment agreement and the portion of the semi-annual grant awarded in the form of restricted stock or restricted stock units for future grants will now vest according to the above schedule if and to the extent the performance-based vesting criteria described in Amendment No. 3 to the employment agreement are met.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units. As of October 27, 2012, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
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
Plans
As of October 27, 2012, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the Amended and Restated 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The Amended and Restated 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the CEO) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under his employment agreement have a vesting period defined as the shorter of four years or the award date through the end of the agreement. Under both plans, stock options have a 10-year term and stock appreciation rights have up to a 10-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
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
In the case of restricted stock units, the Company calculates the fair value of the restricted stock units granted using the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period. In determining the fair value of restricted stock units, the Company does not take into account any performance-based requirements. The performance-based requirements are taken into account in determining the number of awards expected to vest.
Stock Options
The Company did not grant any stock options during the thirty-nine weeks ended October 27, 2012 or October 29, 2011.

Below is a summary of stock option activity for the thirty-nine weeks ended October 27, 2012:

Stock Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	714,997	$60.72
Granted	—	—
Exercised	(8,000)	27.53
Forfeited or cancelled	(41,675)	75.13
Outstanding at October 27, 2012	665,322	$60.21	$970,104	3.9
Stock options exercisable at October 27, 2012	649,322	$61.19	$810,294	3.9
Stock options expected to become exercisable in the future as of October 27, 2012	15,880	$20.59	$158,667	6.1
The total intrinsic value of stock options which were exercised during the thirty-nine weeks ended October 27, 2012 was immaterial. The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 29, 2011 was $38.6 million.
The grant date fair value of stock options which vested during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $1.2 million and $2.3 million, respectively.
As of October 27, 2012, there was an immaterial amount of total unrecognized compensation cost, net of estimated forfeitures, related to stock options.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	Chairman and Chief Executive Officer		Other Executive Officers		All Other Associates
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Grant date market price	—	$56.86	$52.89	$54.87	$52.02	$54.93
Exercise price	—	$56.86	$52.89	$54.87	$52.02	$54.93
Fair value	—	$22.99	$23.53	$22.29	$22.21	$21.89
Assumptions:
Price volatility	—	53%	56%	53%	59%	55%
Expected term (Years)	—	4.6	5.0	4.7	4.1	4.1
Risk-free interest rate	—	1.8%	1.3%	2.0%	0.9%	1.7%
Dividend yield	—	1.5%	1.1%	1.6%	1.1%	1.6%

Below is a summary of stock appreciation rights activity for the thirty-nine weeks ended October 27, 2012:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	9,039,334	$39.66
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	212,500	52.89
All Other Associates	143,100	52.02
Exercised	(37,875)	30.74
Forfeited or cancelled	(89,175)	44.39
Outstanding at October 27, 2012	9,267,884	$40.15	$15,107,804	4.6
Stock appreciation rights exercisable at October 27, 2012	2,156,146	$42.40	$744,507	5.1
Stock appreciation rights expected to become exercisable in the future as of October 27, 2012	7,044,778	$39.37	$14,347,187	4.4
The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended October 27, 2012 was immaterial. The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended October 29, 2011 was $11.0 million.
The grant date fair value of stock appreciation rights which vested during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $24.0 million and $11.2 million, respectively.
As of October 27, 2012, there was $51.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirty-nine weeks ended October 27, 2012:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2012	1,189,292	$49.11
Granted	579,865	48.65
Vested	(355,831)	52.45
Forfeited	(210,681)	53.55
Non-vested at October 27, 2012	1,202,645	$47.13

The total fair value of restricted stock units granted during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $28.2 million and $30.4 million, respectively.
The total grant date fair value of restricted stock units and restricted shares which vested during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $18.7 million and $23.5 million, respectively.
As of October 27, 2012, there was $43.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years.

4. NET INCOME PER SHARE
Net income per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share includes the weighted-average dilutive effect of stock options, stock appreciation rights and restricted stock units outstanding.

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(21,631)	(16,338)	(20,361)	(16,130)
Weighted-Average—Basic Shares	81,669	86,962	82,939	87,170
Dilutive effect of stock options, stock appreciation rights and restricted stock units	853	2,745	1,110	2,997
Weighted-Average—Diluted Shares	82,522	89,707	84,049	90,167
Anti-Dilutive Shares (1)	6,114	2,403	5,398	2,137

(1)
Reflects the number of shares of Common Stock subject to outstanding stock options, stock appreciation rights and restricted stock units, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	October 27, 2012	January 28, 2012
Cash and equivalents:
Cash	$349,670	$374,479
Cash equivalents	—	209,016
Total cash and equivalents	$349,670	$583,495
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $29.6 million on October 27, 2012 and $30.0 million on January 28, 2012, respectively. Restricted cash includes various cash deposits with international banks that are used as collateralization for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

6. INVESTMENTS
Investments consisted of (in thousands):

	October 27, 2012	January 28, 2012
Marketable securities:
Available-for-sale securities:
Auction rate securities—student loan backed (2)	$4,755	$84,650
Auction rate securities—municipal authority bonds (3)	15,148	14,858
Total available-for-sale securities	19,903	99,508
Rabbi Trust assets: (1)
Money market funds	23	23
Trust-owned life insurance policies (at cash surrender value)	87,648	85,126
Total Rabbi Trust assets	87,671	85,149
Total Investments	$107,574	$184,657

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.
(2) As of October 27, 2012 and January 28, 2012, student loan backed auction rate securities were included in current assets.
(3) As of October 27, 2012 and January 28, 2012, municipal authority bond auction rate securities were included in current assets and non-current marketable securities, respectively.
At October 27, 2012, the Company’s investment grade auction rate securities (“ARS”) consisted of one student loan backed security and two municipal authority bonds, with maturities ranging from 22 to 28 years.
The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of October 27, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities—student loan backed	$5,200	$(445)	$4,755
Auction rate securities—municipal authority bonds	19,975	(4,827)	15,148
Total available-for-sale securities	$25,175	$(5,272)	$19,903
See Note 7, “Fair Value,” for further discussion on the valuation of the ARS.
An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. As of October 27, 2012, the Company intended to sell the remaining ARS.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and realized gains of $2.5 million and $2.2 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of October 27, 2012 (in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
ARS—available-for-sale—student loan backed	$—	$—	$4,755	$4,755
ARS—available-for-sale—municipal authority bonds	—	—	15,148	15,148
Derivative financial instruments	—	2,887	—	2,887
Total assets measured at fair value	$—	$2,887	$19,903	$22,790
LIABILITIES:
Derivative financial instruments	—	2,954	—	2,954
Total liabilities measured at fair value	$—	$2,954	$—	$2,954

	Assets and Liabilities at Fair Value as of January 28, 2012 (in thousands)
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$209,039	$—	$—	$209,039
ARS—available-for-sale—student loan backed	—	—	84,650	84,650
ARS—available-for-sale—municipal authority bonds	—	—	14,858	14,858
Derivative financial instruments	—	10,770	—	10,770
Total assets measured at fair value	$209,039	$10,770	$99,508	$319,317
LIABILITIES:
Derivative financial instruments	—	1,458	—	1,458
Total liabilities measured at fair value	$—	$1,458	$—	$1,458

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
The Company measures the fair value of its ARS primarily using a discounted cash flow model, as well as a comparison to similar securities in the market. Certain significant inputs into the model for Level 3 assets are unobservable in the market. The table below provides quantitative information on the unobservable inputs discussed above:

Quantitative information about Level 3 fair value measurements (in thousands)
	Fair Value at October 28, 2012	Valuation Technique	Unobservable Inputs	Range (weighted average)
Student loan ARS			Periodic coupon rate	0.51% - 3.79%
	$4,755	Discounted cash flow	Market rate of return	0.21% - 2.34%
			Expected term	15.0
Municipal authority ARS			Periodic coupon rate	0.30% - 6.90%
	$15,148	Discounted cash flow	Market rate of return	0.00% - 4.04%
			Expected term	21.5 - 27.0
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Amended and Restated Credit Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Amended and Restated Credit Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Amended and Restated Credit Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Amended and Restated Credit Agreement as of October 27, 2012 was approximately $60.0 million. The fair value of borrowings outstanding under the Amended and Restated Credit Agreement as of October 27, 2012 was approximately $60.0 million. There were no borrowings outstanding under the Amended and Restated Credit Agreement at January 28, 2012. See Note 12, “Borrowings” for further discussion on the Amended and Restated Credit Agreement.
The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 28, 2012 to October 27, 2012. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

(in thousands)	Available-for-sale ARS - Student Loans	Available-for-sale ARS - Muni Bonds	Total
Fair value, January 28, 2012	$84,650	$14,858	$99,508
Redemptions / Settlements	(80,693)	—	(80,693)
Gains, net:
Reported in Net Income	798	290	1,088
Fair value, October 27, 2012	$4,755	$15,148	$19,903

8. INVENTORIES
Inventories are principally valued at the lower of average cost or market utilizing the retail method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. At first and third fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on current season inventory. At second and fourth fiscal quarter end, the Company reduces inventory value by recording a valuation reserve that represents the expected future markdowns on any remaining carryover inventory from the season then ending. The valuation reserve was $45.2 million, $72.3 million and $38.1 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $6.9 million, $9.3 million and $4.4 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.
The inventory balance, net of the above-mentioned reserves, was $536.3 million, $569.8 million and $679.3 million at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	October 27, 2012	January 28, 2012
Property and equipment, at cost	$2,906,559	$2,655,219
Accumulated depreciation and amortization	(1,593,427)	(1,457,948)
Property and equipment, net	$1,313,132	$1,197,271
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
The Company has adopted Accounting Standards Codification 820-10 “Fair Value Measurements and Disclosures.” Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, when impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-

related assets will be disclosed when required due to impairment. There were no impairments during the thirty-nine weeks ended October 27, 2012.
In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $54.5 million and $47.5 million of construction project assets in Property and Equipment, Net at October 27, 2012 and January 28, 2012, respectively.

10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	October 27, 2012	January 28, 2012
Deferred lease credits	$561,278	$551,468
Amortized deferred lease credits	(346,720)	(327,399)
Total deferred lease credits, net	$214,558	$224,069

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rates from continuing operations for the thirteen weeks ended October 27, 2012 and October 29, 2011 were 35.5% and 35.8%, respectively. The effective tax rates from continuing operations for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 were 36.4% and 34.3%, respectively. Tax expense for the thirty-nine weeks ended October 27, 2012 included $0.9 million of benefit to correct deferred tax assets established during the thirteen weeks ended January 28, 2012. The Company does not believe this correction was material to the periods affected.
Cash payments of income taxes made during the thirteen weeks ended October 27, 2012 and October 29, 2011 were approximately $6.1 million and $6.2 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended October 27, 2012 and October 29, 2011 were approximately $85.7 million and $107.8 million, respectively.

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
The Amended and Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) PNC Bank, National Association’s then publicly announced prime rate, (b) the Federal Funds Open Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1/2 of 1.0% or (c) the Daily Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1.0%.

The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 2.00 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at October 27, 2012. Interest rates on borrowings under the Amended and Restated Credit Agreement are generally based upon market rates plus a margin based on the applicable Leverage Ratio.
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
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at October 27, 2012 and January 28, 2012. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on October 27, 2012 and January 28, 2012 were immaterial.
As of October 27, 2012 the Company had $60.0 million of borrowings outstanding under the Amended and Restated Credit Agreement. As of January 28, 2012, the Company did not have any borrowings outstanding under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to increase its flexibility and available liquidity. In conjunction with the Term Loan Agreement, the Company amended the Amended and Restated Credit Agreement on February 24, 2012, principally to be able to enter into the Term Loan Agreement. The Company is not required to draw down all, or any portion, of the Term Loan Agreement. Proceeds from the Term Loan Agreement may be used for any general corporate purpose. Depending on market conditions, liquidity and other factors, the Company may use all, or a portion, of the Term Loan Agreement to accelerate A&F’s previously announced stock repurchase program. Each loan will mature on February 23, 2017, with quarterly amortization payments of principal beginning in May 2013. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement.
As of October 27, 2012, the Company did not have any borrowings outstanding under the Term Loan Agreement.
Total interest expense on borrowings was $0.9 million and $0.4 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and $2.3 million and $2.2 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

13. LEASEHOLD FINANCING OBLIGATIONS
As of October 27, 2012 and January 28, 2012, the Company reported $64.5 million and $57.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

Total interest expense related to landlord financing obligations was $1.7 million and $1.4 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Total interest expense related to landlord financing obligations was $5.0 million and $4.0 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The maximum length of time over which forecasted foreign-currency-denominated intercompany inventory sales are hedged is 13 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated intercompany inventory sales that have occurred as of October 27, 2012 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.
As of October 27, 2012, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all of, forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

Notional Amount(1)
Euro	$218,263
British Pound	$142,873
Canadian Dollar	$16,343

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of October 27, 2012.
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
As of October 27, 2012, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$27,521
British Pound	$25,829
Swiss Franc	$21,676
Canadian Dollar	$4,064
Japanese Yen	$3,175

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of October 27, 2012.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of October 27, 2012 and January 28, 2012 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands)	Location	October 27, 2012	January 28, 2012	Location	October 27, 2012	January 28, 2012
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$2,360	$10,766	Other Liabilities	$2,668	$874
Derivates Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$527	$4	Other Liabilities	$286	$584
Total	Other Current Assets	$2,887	$10,770	Other Liabilities	$2,954	$1,458
Refer to Note 7, “Fair Value,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$(1,560)	$(150)	$2,897	$(1,867)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands)	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$(8,147)	$2,907	Cost of Goods Sold	$5,981	$(596)	Other Operating (Income) Expense, Net	$221	$(331)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirty-Nine Weeks Ended
(in thousands)	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$2,566	$805	Cost of Goods Sold	$14,820	$(1,988)	Other Operating (Income) Expense, Net	$9	$(830)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009. Accordingly, the residual income and expenses related to RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income for the thirty-nine weeks ended October 29, 2011.

16. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its Chairman and Chief Executive Officer (“CEO”). Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded expense of $1.3 million and $2.9 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, associated with the SERP. The Company recorded expense of $0.1 million and $1.6 million for the thirteen and thirty-nine weeks ended October 29, 2011, respectively, associated with the SERP.

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
On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. The Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing (the “Fairness Hearing”) to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement. The Fairness Hearing was held on September 12, 2012, and on November 5, 2012, the Court filed a final order approving the settlement.

18. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, Accounting Standards Codification 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10") was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and became effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of October 27, 2012 and the related consolidated statements of operations and comprehensive income for each of the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011 and the consolidated statements of cash flows for the thirty-nine-week periods ended October 27, 2012 and October 29, 2011. These interim financial statements are the responsibility of the Company’s management.
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
December 4, 2012

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
The Company is a specialty retailer that operates stores in North America, Europe, and Asia and direct-to-consumer operations in North America and Europe that service all brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for girls.
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

RESULTS OF OPERATIONS

During the third quarter of Fiscal 2012, net sales increased 9% to $1.170 billion from $1.076 billion for the third quarter of Fiscal 2011. Changes in foreign currency adversely impacted net sales by approximately 0.7% of net sales (based on converting prior year sales at current year exchange rates). The gross profit rate for the third quarter of Fiscal 2012 was 62.5% compared to 60.1% for the third quarter of Fiscal 2011. Operating income was $112.4 million for the third quarter of Fiscal 2012 compared to $79.9 million for the third quarter of Fiscal 2011. The Company had net income of $71.5 million for the third quarter of Fiscal 2012 compared to $50.9 million for the third quarter of Fiscal 2011. Net income per diluted share was $0.87 for the third quarter of Fiscal 2012 compared to $0.57 for the third quarter of Fiscal 2011.
During the Fiscal 2012 year-to-date period, net sales increased 8% to $3.042 billion from $2.829 billion in Fiscal 2011. Changes in foreign currency adversely impacted net sales by approximately 1.0% of net sales. The gross profit rate for the Fiscal 2012 year-to-date period was 62.5% compared to 62.7% for the comparable year-to-date period for Fiscal 2011. Operating income was $145.7 million for the Fiscal 2012 year-to-date period compared to $165.8 million in Fiscal 2011. The Company had net income of $90.0 million for the Fiscal 2012 year-to-date period compared to $108.1 million in Fiscal 2011. Net income per diluted share was $1.07 for the Fiscal 2012 year-to-date period compared to $1.20 in Fiscal 2011.
As of October 27, 2012, the Company had $349.7 million in cash and equivalents, $19.9 million of current marketable securities and $60.0 million in borrowings outstanding under the Amended and Restated Credit Agreement. Net cash provided by operating activities was $219.3 million for the thirty-nine weeks ended October 27, 2012. The Company used cash of $278.0 million for capital expenditures, $265.5 million to repurchase 6.3 million shares of A&F’s Common Stock and $43.7 million for dividends during the thirty-nine weeks ended October 27, 2012. The Company also had cash proceeds of $80.7 million from the sale of marketable securities during the thirty-nine weeks ended October 27, 2012.
Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	37.5%	39.9%	37.5%	37.3%
GROSS PROFIT	62.5%	60.1%	62.5%	62.7%
Stores and Distribution Expense	42.5%	42.9%	46.4%	45.5%
Marketing, General and Administrative Expense	10.5%	10.0%	11.6%	11.5%
Other Operating Income, Net	(0.1)%	(0.3)%	(0.2)%	(0.1)%
OPERATING INCOME	9.6%	7.4%	4.8%	5.9%
Interest Expense, Net	0.1%	0.0%	0.1%	0.1%
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	9.5%	7.4%	4.6%	5.8%
Tax Expense from Continuing Operations	3.4%	2.6%	1.7%	2.0%
NET INCOME FROM CONTINUING OPERATIONS	6.1%	4.7%	3.0%	3.8%
INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	—%	—%	—%	0.0%
NET INCOME	6.1%	4.7%	3.0%	3.8%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine weeks ended October 27, 2012 to the thirteen and thirty-nine week period ended October 29, 2011:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales by segment (millions)	$1,169.6	$1,075.9	$3,042.3	$2,829.3
U.S. Stores	$709.4	$725.4	$1,813.8	$1,905.1
International Stores	$299.0	$215.0	$778.7	$571.6
Direct-to-Consumer	$158.3	$132.4	$434.2	$340.3
Other	$3.0	$3.1	$15.5	$12.2
Net sales as a % of total sales
U.S. Stores	61%	67%	60%	67%
International Stores	26%	20%	26%	20%
Direct-to-Consumer	14%	12%	14%	12%
Other	0%	0%	1%	0%
Net sales by brand (millions)	$1,169.6	$1,075.9	$3,042.3	$2,829.3
Abercrombie & Fitch	$440.0	$436.1	$1,162.9	$1,161.1
abercrombie	$99.8	$104.2	$253.8	$274.1
Hollister	$602.5	$518.0	$1,551.8	$1,346.7
Gilly Hicks**	$27.3	$17.6	$73.8	$47.7
Increase (decrease) in comparable store sales*	(3)%	7%	(6)%	8%
Abercrombie & Fitch	(4)%	4%	(6)%	5%
abercrombie	(3)%	6%	(8)%	8%
Hollister	(1)%	8%	(5)%	10%

*	A store is included in comparable store sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year.

**	Net sales for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, reflect the activity of 25 and 19 stores, respectively.

CURRENT TRENDS AND OUTLOOK
Our results for the third quarter of Fiscal 2012 included a 9% increase in net sales and a 53% increase in diluted earnings per share compared to the same period last year.
We saw sequential trend improvement as compared to the second quarter in same store sales in both the U.S. and international businesses and the direct-to-consumer business continued to perform well, posting sales growth of 20% for the quarter. U.S. same store sales increased 2%, with chain stores up 6% and flagship and tourist stores down 12% and international same store sales down 18%. Overall international sales grew 37% for the third quarter and we saw sequential same store sales improvement in all markets other than the UK. We believe the improvement in sales trend during the quarter is attributable to our inventory flow getting back on track, which produced newer more trend-right merchandise. In addition, we believe we have begun to see a year over year benefit as we have begun to anniversary macro-economic declines in Europe. We are also encouraged by the trend of our business in Asia.
With regard to merchandise margin, we saw improvement across all segments of our business, which was driven by a significant tailwind from lower product cost. Going forward, we intend to remain highly disciplined with regard to our strategy of starting with conservative merchandising plans, shortening lead times and increasing the percentage of our "open-to-buy" that is available to chase current trends. In addition, we have sharpened our focus on capturing current street and runway trends.
Overall we are pleased with the improved results during the third quarter. However, with the critical holiday selling season still largely ahead of us and significant macroeconomic uncertainty remaining, we continue to be cautious in our near-term outlook.
Based on having exceeded our objectives for the third quarter, we are now projecting full year diluted earnings per share of approximately $2.85 to $3.00, including the effect of a 53 week fiscal year in 2012. This projection assumes a mid single digit percentage decrease in comparable store sales for the fourth quarter and a slightly higher gross margin rate for the quarter relative to our year-to-date rate of 62.5%. Our projected diluted earnings per share guidance does not include the impact of potential impairment or other real estate charges. In addition, it assumes a full year diluted weighted average share count of approximately 83.1 million shares and does not include the impact of any potential share repurchases during the fourth quarter.
Going forward, we continue to focus on our key strategic initiatives with regard to merchandising, inventory productivity, expense and average unit cost, insight and intelligence, customer engagement and targeted closures of under-performing U.S. stores. We are confident that our focus on these initiatives, allied with our iconic brands and a continued judicious use of shareholder capital, will drive significant long-term value.

THIRD QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2012 were $1.170 billion, an increase of 9% from net sales of $1.076 billion during the third quarter of Fiscal 2011. The net sales increase was attributable to new international stores and a 20% increase in the direct-to-consumer business, including shipping and handling revenue, partially off-set by a 3% decrease in total comparable store sales. Including direct-to-consumer sales, U.S. sales were approximately flat at $818.6 million and international sales increased 37% to $351.1 million. The impact of changes in foreign currency adversely affected sales by approximately $7.9 million for the thirteen weeks ended October 27, 2012.
Year-to-date net sales in Fiscal 2012 were $3.042 billion, an increase of 8% from net sales of $2.829 billion during the comparable period in Fiscal 2011. The net sales increase was attributable to new international stores and a 28% increase in the direct-to-consumer business, including shipping and handling revenue, partially off-set by a 6% decrease in total comparable store sales. Including direct-to-consumer sales, U.S. sales decreased 2% to $2.111 billion and international sales increased 36% to $931.4 million. The impact of changes in foreign currency adversely affected sales by approximately $28.7 million for the thirty-nine weeks ended October 27, 2012.
Comparable store sales by brand for the third quarter of Fiscal 2012 were as follows: Abercrombie & Fitch decreased 4%, abercrombie kids decreased 3% and Hollister decreased 1%. Across the brands, male performed slightly better than female.
For the third quarter, U.S. comparable store sales increased 2%, with chain stores up 6% while flagship and tourist stores were down 12%. U.S. chain stores coupled with U.S. direct-to-consumer sales increased 7%. International comparable store sales were down 18%.
Direct-to-consumer net merchandise sales for the third quarter of Fiscal 2012 were $144.4 million, an increase of 21% from Fiscal 2011 third quarter direct-to-consumer net merchandise sales of $119.6 million. Shipping and handling revenue for the corresponding periods was $13.9 million in Fiscal 2012 and $12.8 million in Fiscal 2011. The direct-to-consumer business, including shipping and handling revenue, accounted for 13.5% of total net sales in the third quarter of Fiscal 2012 compared to 12.3% in the third quarter of Fiscal 2011.
Direct-to-consumer net merchandise sales for the Fiscal 2012 year-to-date period were $392.2 million, an increase of 30% from Fiscal 2011 year-to-date direct-to-consumer net merchandise sales of $302.4 million. Shipping and handling revenue for the corresponding periods was $42.0 million in Fiscal 2012 and $37.9 million in Fiscal 2011. The direct-to-consumer business, including shipping and handling revenue, accounted for 14.3% of total net sales for the year-to-date Fiscal 2012 compared to 12.0% in the Fiscal 2011 year-to-date period.
From a merchandise classification standpoint, for the male business, outerwear, fleece and rugged knits were stronger performing categories; while woven shirts, graphic shirts and polos were weaker performing categories. In the female business, jeans and outerwear were stronger performing categories; while graphic tees, shirts, sweaters and fleece were weaker performing categories.
Gross Profit
Gross profit for the third quarter of Fiscal 2012 was $731.6 million compared to $646.5 million for the comparable period in Fiscal 2011. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2012 was 62.5%, up 240 basis points from the third quarter of Fiscal 2011 rate of 60.1%.
The increase in the gross profit rate for the third quarter was primarily driven by a decrease in average unit cost and an international mix benefit, partially offset by a slight decrease in average unit retail and the adverse effect of exchange rates.
Year-to date gross profit for Fiscal 2012 was $1.902 billion compared to $1.773 billion for the comparable period in Fiscal 2011. The gross profit rate for the year-to-date period of Fiscal 2012 was 62.5%, down 20 basis points from the year-to-date Fiscal 2011 rate of 62.7%.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2012 was $496.9 million compared to $461.7 million for the comparable period in Fiscal 2011. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the third quarter of Fiscal 2012 was 42.5% compared to 42.9% in the third quarter of Fiscal 2011.
The decrease in the stores and distribution expense rate as a percentage of sales for the third quarter was primarily the result of lower store pre-opening costs offset by the deleveraging effect of negative comparable store sales. In addition, stores and distribution expense for the third quarter of Fiscal 2011 included approximately $4.0 million of accelerated depreciation related to the consolidation of the distribution centers.
Stores and distribution expense for the Fiscal 2012 year-to-date period was $1.411 billion compared to $1.286 billion for the comparable period in Fiscal 2011. The stores and distribution expense rate for the year-to-date period of Fiscal 2012 was 46.4% compared to 45.5% for the Fiscal 2011 year-to-date period.
The increase in the stores and distribution expense rate for the year to date period was primarily the result of the deleveraging effect of negative comparable store sales.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $16.4 million for the thirteen weeks ended October 27, 2012 compared to $12.9 million for the thirteen weeks ended October 29, 2011 and $47.7 million for the thirty-nine weeks ended October 27, 2012 compared to $32.3 million for the thirty-nine weeks ended October 29, 2011.
The increase in shipping and handling costs for the third quarter and the year-to-date periods was driven primarily by volume, including a higher international mix component.
Handling costs, including costs incurred to store, move and prepare the products for shipment to stores were $15.1 million for the thirteen weeks ended October 27, 2012 compared to $17.2 million for the thirteen weeks ended October 29, 2011 and $44.1 million for the thirty-nine weeks ended October 27, 2012 compared to $45.9 million for the thirty-nine weeks ended October 29, 2011. These amounts are recorded in Stores and Distribution Expense in the Consolidated Statements of Operations and Comprehensive Income.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2012 was $123.4 million compared to $107.8 million during the same period in Fiscal 2011. For the third quarter of Fiscal 2012, the marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.5% compared to 10.0% for the third quarter of Fiscal 2011.
The increase in marketing, general and administrative expense for the third quarter was primarily due to increases in marketing, incentive compensation related expenses, information technology and other expenses. The increase in marketing for the third quarter included approximately $5.0 million in costs related to the new customer relationship marketing and club programs and the Hong Kong flagship store opening.
Marketing, general, and administrative expense during the Fiscal 2012 year-to-date period was $351.6 million compared to $325.5 million during the same period in Fiscal 2011. For the year-to-date period of Fiscal 2012, the marketing, general and administrative expense rate was 11.6% compared to 11.5% for the Fiscal 2011 year-to-date period.
The increase in marketing, general and administrative expense for the year-to-date period was driven by increases in marketing, information technology, travel and other expenses.
Other Operating Income, Net
Third quarter other operating income, net for Fiscal 2012 was $1.2 million compared to other operating income, net, of $2.9 million for the third quarter of Fiscal 2011.
Year-to-date other operating income, net for Fiscal 2012 was $5.7 million compared to $4.1 million for the year-to-date period of Fiscal 2011.
Operating Income
Operating income for the third quarter of Fiscal 2012 was $112.4 million, an increase of 41% from operating income of $79.9 million during the third quarter of Fiscal 2011. Operating income generated by new international stores, existing U.S. stores and direct-to-consumer operations more than off-set declines in existing international stores driven by negative comparable store sales and an adverse foreign currency impact.
Year-to-date operating income in Fiscal 2012 was $145.7 million, a decrease of 12% from operating income of $165.8 million during the comparable period of Fiscal 2011.
Interest Expense, Net and Tax Expense from Continuing Operations

Third quarter interest expense was $2.6 million in Fiscal 2012, offset by interest income of $1.0 million, compared to interest expense of $1.8 million, offset by interest income of $1.2 million in the third quarter of Fiscal 2011.
Year-to-date interest expense was $7.3 million in Fiscal 2012, offset by interest income of $3.1 million, compared to interest expense of $6.2 million in Fiscal 2011, offset by interest income of $3.7 million.
The effective tax rate for continuing operations for the third quarter of Fiscal 2012 was 35.5% compared to 35.8% for the Fiscal 2011 comparable period.
The effective tax rate for continuing operations for the thirty-nine weeks ended October 27, 2012 was 36.4% compared to 34.3% for the thirty-nine weeks ended October 29, 2011.
The increase in the effective tax rate for the year-to-date period was primarily due to a change in the mix of income from different taxing jurisdictions.
On a full-year basis, the Company expects the effective tax rate to be around 37%. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies.
Net Income and Net Income per Share
Net income for the third quarter of Fiscal 2012 was $71.5 million compared to $50.9 million for the third quarter of Fiscal 2011. Net income per diluted share for the third quarter of Fiscal 2012 was $0.87 compared to $0.57 for the same period of Fiscal 2011.
Net income for the year-to-date period of Fiscal 2012 was $90.0 million compared to net income of $108.1 million for the year-to-date period of Fiscal 2011. Net income per diluted share for the year-to-date period of Fiscal 2012 was $1.07 compared to $1.20 for the same period of Fiscal 2011.

FINANCIAL CONDITION
Liquidity and Capital Resources
Historical Sources and Uses of Cash
Seasonality of Cash Flows
The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a credit facility and a term loan agreement available as sources of additional funding.
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had $60.0 million of borrowings outstanding under the Amended and Restated Credit Agreement on October 27, 2012. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on January 28, 2012.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to increase its flexibility and liquidity. The Company had no borrowings outstanding under the Term Loan Agreement on October 27, 2012.
The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 12, “Borrowings,” of the Notes to Consolidated Financial Statements.
The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at October 27, 2012.
Stand-by letters of credit outstanding on October 27, 2012 and January 28, 2012 were immaterial.

Operating Activities
Net cash provided by operating activities was $219.3 million million for the thirty-nine weeks ended October 27, 2012 compared to $59.7 million for the thirty-nine weeks ended October 29, 2011. The increase in cash provided by operating activities was primarily driven by a decrease in ending inventory partially offset by a related decrease in accounts payable.
Investing Activities
Cash outflows for investing activities for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were higher in Fiscal 2012 than in Fiscal 2011, due to an increase in the spend for new international retail locations, as well as Home Office, Distribution Centers and Information Technology infrastructure projects. Cash inflows from investing activities for the thirty-nine weeks ended October 27, 2012 included proceeds from sales of auction rate marketable securities.
Financing Activities
For the thirty-nine week period ended October 27, 2012 and October 29, 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and the repayment of borrowings. For the thirty-nine weeks ended October 27, 2012, cash inflows from financing activities consisted primarily of proceeds from borrowings under the Amended and Restated Credit Agreement. For the thirty-nine weeks ended October 29, 2011, cash inflows from financing activities resulted primarily from proceeds from the exercise of share-based compensation awards.
During the thirty-nine weeks ended October 27, 2012, A&F repurchased approximately 6.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $265.5 million. During the thirty-nine weeks ended October 29, 2011, A&F repurchased approximately 1.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $98.7 million. Repurchases of A&F’s Common Stock were pursuant to the A&F Board of Directors’ authorizations.
As of October 27, 2012, A&F had approximately 19.9 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
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
Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash and, as appropriate, the Amended and Restated Credit Agreement and the Term Loan Agreement.

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's shareholders.
Off-Balance Sheet Arrangements
As of October 27, 2012, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 27, 2012, there were no material changes in the contractual obligations as of January 28, 2012, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the borrowings under the Amended and Restated Credit Agreement.

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
July 28, 2012	278	154	486	18	936
New	—	—	—	—	—
Closed	—	—	—	—	—
October 27, 2012	278	154	486	18	936
Gross Square Feet at October 27, 2012	2,495	727	3,311	176	6,709
International Stores
July 28, 2012	15	5	92	7	119
New	2	1	9	—	12
Closed	—	—	—	—	—
October 27, 2012	17	6	101	7	131
Gross Square Feet at October 27, 2012	339	71	875	47	1,332
Total Stores	295	160	587	25	1,067
Total Gross Square Feet at October 27, 2012	2,834	798	4,186	223	8,041
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
July 30, 2011	316	179	501	18	1,014
New	—	—	—	—	—
Closed	—	—	—	—	—
October 29, 2011	316	179	501	18	1,014
Gross Square Feet at October 29, 2011	2,806	836	3,417	176	7,235
International Stores
July 30, 2011	10	4	44	1	59
New	—	—	19	—	19
Closed	—	—	—	—	—
October 29, 2011	10	4	63	1	78
Gross Square Feet at October 29, 2011	164	34	527	7	732
Total Stores	326	183	564	19	1,092
Total Gross Square Feet at October 29, 2011	2,970	870	3,944	183	7,967

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(3)	—	(8)	—	(11)
October 27, 2012	278	154	486	18	936
Gross Square Feet at October 27, 2012	2,495	727	3,311	176	6,709
International Stores
January 28, 2012	14	5	77	3	99
New	3	1	24	4	32
Closed	—	—	—	—	—
October 27, 2012	17	6	101	7	131
Gross Square Feet at October 27, 2012	339	71	875	47	1,332
Total Stores	295	160	587	25	1,067
Gross Square Feet at October 27, 2012	2,834	798	4,186	223	8,041
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 29, 2011	316	181	502	18	1,017
New	1	1	1	—	3
Closed	(1)	(3)	(2)	—	(6)
October 29, 2011	316	179	501	18	1,014
Gross Square Feet at October 29, 2011	2,806	836	3,417	176	7,235
International Stores
January 29, 2011	9	4	38	1	52
New	1	—	25	—	26
Closed	—	—	—	—	—
October 29, 2011	10	4	63	1	78
Gross Square Feet at October 29, 2011	164	34	527	7	732
Total Stores	326	183	564	19	1,092
Total Gross Square Feet at October 29, 2011	2,970	870	3,944	183	7,967

STORE ACTIVITY
During the third quarter ending October 27, 2012, the Company opened an Abercrombie & Fitch flagship in Hong Kong, a combined Abercrombie & Fitch and abercrombie kids store in Munich and nine international Hollister chain stores. Subsequent to quarter-end, the Company opened an Abercrombie & Fitch store in Dublin.
The Company continues to anticipate opening an international Abercrombie & Fitch location in Amsterdam in December 2012, bringing the total for Fiscal 2012 to four new international stores, as well as a total of 31 international Hollister stores in Fiscal 2012. The Company expects total capital expenditures for Fiscal 2012 to be approximately $360 million, predominately related to new stores, store refreshes, and remodels. Capital expenditures totaled $278.0 million and $227.6 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.
During the thirty-nine weeks ended October 27, 2012, the Company closed 11 U.S. stores. For Fiscal 2012, the Company anticipates closing a total of 55-60 U.S. stores, inclusive of the 11 which were closed earlier this year. The remaining store closures are expected to be primarily through natural lease expirations and will occur at the end of the fiscal year.
Recent Accounting Pronouncements
In May 2011, Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was further amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and became effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.
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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return and direct-to-consumer reserves or to measure the timing and amount of future gift card redemptions as of October 27, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of October 27, 2012 would have affected pre-tax income by an immaterial amount for the third quarter of Fiscal 2012.

A 10% change in the direct-to-consumer reserve for merchandise not received by the customer as of October 27, 2012 would have affected pre-tax income by an immaterial amount for the third quarter of Fiscal 2012.

A 10% change in the assumption of the breakage for gift cards as of October 27, 2012 would have affected pre-tax income by an immaterial amount for the third quarter of Fiscal 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the unobservable inputs used to calculate the fair value of the ARS as of October 27, 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or the valuation reserve as of October 27, 2012. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the valuation reserve of 10% would have affected pre-tax income by approximately $4.5 million for the third quarter of Fiscal 2012.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by an immaterial amount for the third quarter of Fiscal 2012.

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

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years. There was no impairment charge recorded during the third quarter of Fiscal 2012.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for the thirteen and thirty-nine weeks ended October 27, 2012. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period such change occurs.

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

During the thirty-nine weeks ended October 27, 2012, the Company granted stock appreciation rights covering an aggregate of 355,600 shares and no stock options. A 10% increase in the expected term would have yielded a 3% increase in the Black-Scholes valuation for stock appreciation rights granted during the thirty-nine weeks ended October 27, 2012, while a 10% increase in stock price volatility would have yielded a 6% increase in the Black-Scholes valuation for stock appreciation rights granted during the thirty-nine weeks ended October 27, 2012.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of October 27, 2012. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of October 27, 2012 would increase the SERP accrual by approximately $1.7 million. A 50 basis point increase in the discount rate as of October 27, 2012 would decrease the SERP accrual by an immaterial amount.

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
The following factors, included in the disclosure under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2012 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

•
changes in economic and financial conditions in the U.S. or internationally, including the outcome of negotiations surrounding the U.S. "fiscal cliff", even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence and consumer spending, could have a material adverse effect on our business, results of operations and liquidity;

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

•	our unsecured Amended and Restated Credit Agreement and our Term Loan Agreement include financial and other covenants that impose restrictions on our financial and business operations;

•	our operations may be affected by regulatory changes related to climate change and greenhouse gas emissions; and

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.
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
Investment Securities
The Company holds investments in investment grade auction rate securities (“ARS”) that have maturities ranging from 22 to 28 years. The par and carrying values, and related cumulative other-than-temporary impairment charges for the Company’s available-for-sale marketable securities as of October 27, 2012 were as follows:

(in thousands)	Par Value	Other-than- Temporary Impairment	Carrying Value
Available-for-sale securities:
Auction rate securities—student loan backed	$5,200	$(445)	$4,755
Auction rate securities—municipal authority bonds	19,975	(4,827)	15,148
Total available-for-sale securities	$25,175	$(5,272)	$19,903
As of October 27, 2012, the above securities were considered to be of “investment grade” as rated by one or more major rating agencies. The credit ratings may change over time and would be an indicator of the default risk associated with the ARS and could have a material effect on the value of the ARS.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $0.7 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and realized gains of $2.5 million and $2.2 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.
Interest Rate Risks
As of October 27, 2012, the Company had $60.0 million in borrowings outstanding under its Amended and Restated Credit Agreement. These borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. The Amended and Restated Credit Agreement has several borrowing options, including interest rates that are based on (i) a defined Base Rate, plus a margin based on the Leverage Ratio, payable quarterly, or (ii) an Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) PNC Bank, National Association’s then publicly announced prime rate, (b) the Federal Funds Open Rate (as defined in the Amended Credit Agreement) as then in effect plus 1/2 of 1.0% or (c) the Daily Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1.0%. The average interest rate was 1.5% for the thirteen and thirty-nine week periods ended October 27, 2012. Additionally, as of October 27, 2012, the Company had $290.0 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at October 27, 2012, if market interest rates average an increase of 100 basis points over the next thirty-nine week period compared to the interest rates being incurred for the thirty-nine week period ended October 27, 2012, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Amended and Restated Credit Agreement. This hypothetical increase in interest rate for the fifty-three week period ended February 2, 2013 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Amended and Restated Credit Agreement.
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

A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, South Korean Won, Singapore Dollars, Swedish Kroner and Swiss Francs. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 27, 2012. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 27, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 27, 2012 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
On December 21, 2007, Spencer de la Cruz, a former employee, filed an action against Abercrombie & Fitch Co. and Abercrombie & Fitch Stores, Inc. (collectively, the “Defendants”) in the Superior Court of Orange County, California (the “Court”). He sought to allege, on behalf of himself and a putative class of past and present employees in the period beginning on December 19, 2003, claims for failure to provide meal breaks, for waiting time penalties, for failure to keep accurate employment records, and for unfair business practices. By successive amendments, plaintiff added 10 additional plaintiffs and additional claims seeking injunctive relief, unpaid wages, penalties, interest, and attorney’s fees and costs. The Defendants denied the material allegations of plaintiffs’ complaints throughout the litigation and asserted numerous affirmative defenses. On July 23, 2010, plaintiffs moved for class certification in the action. On December 9, 2010, after briefing and argument, the Court granted in part and denied in part plaintiffs’ motion, certifying sub-classes to pursue meal break claims, meal premium pay claims, work related travel claims, travel expense claims, termination pay claims, reporting time claims, bag check claims, pay record claims, and minimum wage claims. The parties continued to litigate questions relating to the Court’s certification order and to the merits of plaintiffs’ claims until January 25, 2012. On that date, the named plaintiffs and the Defendants signed a memorandum of understanding which, subject to final Court approval, was intended to result in a full and final settlement of all claims in the action on a class-wide basis. A formal Settlement Agreement and related papers were filed with the Court on February 21, 2012 and the Court scheduled a hearing on March 14, 2012 to determine whether to provide preliminary approval to the proposed settlement and to order that notice of the proposed settlement be given to the absent members of the settlement class. On March 14, 2012, the Court continued the hearing to April 18, 2012. On April 24, 2012, the Court granted preliminary approval to a revised proposed settlement, ordered notice to the settlement class and scheduled a hearing (the “Fairness Hearing”) to determine whether the settlement should be finally approved and the litigation dismissed. As of January 28, 2012, the Company increased its litigation reserve to cover the expected cost of the proposed settlement. The Fairness Hearing was held on September 12, 2012, and on November 5, 2012, the Court filed a final order approving the settlement.

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of October 27, 2012 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2011 filed on March 27, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the third quarter of Fiscal 2012 that were not registered under the Securities Act of 1933.
The following table provides information regarding A&F’s purchases of its Common Stock during the thirteen-week period ended October 27, 2012:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
July 29, 2012 through August 25, 2012	2,930	$36.22	—	22,918,968
August 26, 2012 through September 29, 2012	1,602,170	$35.70	1,599,677	21,319,291
September 30, 2012 through October 27, 2012	1,425,733	$33.10	1,425,549	19,893,742
Total	3,030,833	$34.48	3,025,226	19,893,742

(1)
An aggregate of 5,607 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended October 27, 2012 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)
The reported shares were repurchased pursuant to A&F’s publicly announced stock repurchase authorizations. On November 20, 2007, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock. As of October 27, 2012, there were no shares available for repurchase pursuant to the November 20, 2007 authorization by A&F's Board of Directors.

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011; (ii) Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 4, 2012	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011; (ii) Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith