Form 10-K
period 2013-02-02
ABERCROMBIE & FITCH CO /DE/
filed 2013-04-02
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).)     ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 27, 2012: $2,991,111,716.
Number of shares outstanding of the Registrant’s common stock as of March 22, 2013: 78,166,993 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 20, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

GENERAL.
Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries, are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also operates stores and direct-to-consumer operations offering bras, underwear, personal care products, sleepwear and at-home products for girls under the Gilly Hicks brand. As of February 2, 2013, the Company operated 912 stores in the United States (“U.S.”) and 139 stores outside of the U.S.
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2012” represent the 53-week fiscal year ended February 2, 2013; to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012; and to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011. In addition, all references herein to “Fiscal 2013” represent the 52-week fiscal year that will end on February 1, 2014.
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
IN-STORE EXPERIENCE AND STORE OPERATIONS.
The Company views the customer’s in-store experience as the primary means of communicating the spirit of each brand. The Company emphasizes the senses of sight, sound, smell, touch and energy by utilizing the visual presentation of merchandise, in-store marketing, music, fragrances, rich fabrics and its sales associates to reinforce the aspirational lifestyles represented by the brands.
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
At the end of Fiscal 2012, the Company operated 1,051 stores. The following table details the number of retail stores operated by the Company at February 2, 2013:

Fiscal 2012	Abercrombie & Fitch	abercrombie kids	Hollister	Gilly Hicks	Total
U.S.	266	144	482	20	912
International	19	6	107	7	139
Total	285	150	589	27	1,051
DIRECT-TO-CONSUMER BUSINESS.
The Company operates websites for each brand, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $700.7 million for Fiscal 2012, representing 16% of total net sales. The Company believes its direct-to-consumer operations have broadened its market and brand recognition worldwide.
MARKETING AND ADVERTISING.
The Company considers the in-store experience to be its primary marketing vehicle. The Company’s marketing strategy emphasizes the senses to reinforce the aspirational lifestyle represented by each brand. The Company’s flagship stores represent the pinnacle of the Company’s in-store branding efforts. The Company also engages its customers through the internet, social media and mobile commerce in ways that reinforce the aspirational lifestyle of the brands. Flagship stores, e-commerce and digital marketing, inclusive of social media, attract a substantial number of international consumers and have significantly contributed to the worldwide status of the Company’s iconic brands. In addition, the Company launched A&F and Hollister club programs during the third quarter of Fiscal 2012 to further engage customers. Including email addresses and mobile phone numbers, the Company's total customer relationship management database has over ten million contacts.
MERCHANDISE SUPPLIERS.
During Fiscal 2012, the Company sourced merchandise through approximately 155 vendors located throughout the world; primarily in Asia and Central and South America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2012. The Company pursues a global sourcing strategy that includes relationships with vendors in 20 countries, as well as the United States. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. Dollars.

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
Before the Company begins production with any factory, the factory must first go through a quality assurance inspection to ensure it meets Company standards. This includes factories that are subcontractors to the factories and vendors with whom the Company works. All business partners are contractually required to adhere to our vendor Code of Conduct, and all new factories go through an initial social audit, which includes a factory walk-through to appraise the physical working conditions and health and safety practices, as well as payroll and age document review. Social audits on the factories are also performed once a year after the initial audit. The Company strives to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices and workplace safety.
DISTRIBUTION AND MERCHANDISE INVENTORY.
The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company uses its two DCs in New Albany, Ohio to support its North American stores, and direct-to-consumer customers outside of Europe. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, and a third-party DC in Hong Kong for the distribution of merchandise to stores located in Asia. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and a separate contract carrier for its European and Asian stores and direct-to-consumer customers.
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

The competitive challenges facing the Company include: anticipating and quickly responding to changing fashion trends and maintaining the aspirational positioning of its brands. Furthermore, the Company faces additional competitive challenges as many retailers continue promotional activities, particularly in the U.S. In response to these conditions, the Company has engaged in promotional activity while continuing to focus on preserving the value of its brands.
ASSOCIATE RELATIONS.
As of March 22, 2013, the Company employed approximately 98,000 associates. Approximately 88,000 of the Company’s associates were part-time associates.
On average, the Company employed approximately 26,000 full-time equivalents during Fiscal 2012 which included approximately 15,000 full-time equivalents comprised of part-time associates, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.
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

•	changing fashion trends and consumer preferences, and the ability to manage our inventory commensurate with customer demand, could adversely impact our sales levels and profitability;

•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;

•
our growth strategy relies significantly on international expansion, which requires significant capital investment, adds complexity to our operations and may strain our resources and adversely impact current store performance;

•
our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations;

•	our direct-to-consumer operations are subject to numerous risks that could adversely impact sales;

•
equity-based compensation awarded under the employment agreement with our Chief Executive Officer could adversely impact our cash flows, financial position or results of operations and could have a dilutive effect on our outstanding Common Stock;

•	our development of a new brand concept such as Gilly Hicks could have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable sales, including direct-to-consumer, may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;

•	In a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands;

•	we depend upon independent third parties for the manufacture and delivery of all our merchandise;

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
Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales tax rates and tax rate increases, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors.
During Fiscal 2008 and Fiscal 2009, the combination of these factors caused consumer spending in the U.S. to deteriorate significantly. While consumer spending began to improve in Fiscal 2010 and continued to improve in Fiscal 2011 and Fiscal 2012, these factors may cause levels of spending to remain depressed relative to historical levels for the foreseeable future. These factors also may cause consumers to purchase products from lower-priced competitors or to defer purchases of apparel and personal care products.
In addition, we have significantly expanded our presence in the European market with stores in the United Kingdom, France, Germany, Netherlands, Austria, Belgium, Spain, Italy, Ireland, Sweden, Poland and Denmark. The ongoing European debt crisis may impact consumer demand for our merchandise. The economic conditions and factors described above could adversely affect the productivity of our stores, as well as adversely affect the pace of opening new international stores, or their productivity once opened.
Economic uncertainty could have a material adverse effect on our results of operations, liquidity, and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability of which may be uncertain.
In addition, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, international growth strategy and the availability of real estate, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations. The risks could be exacerbated individually, or collectively.
Changing fashion trends and consumer preferences, and the ability to manage our inventory commensurate with customer demand, could adversely impact our sales levels and profitability.
Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Our merchandise and our brands must appeal to our consumers, whose preferences cannot be predicted with certainty and are also subject to rapid change. We must translate market trends into appropriate, saleable merchandise far in advance of its sale in our stores or through our websites. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. Moreover, there can be no assurance that we will continue to anticipate consumer demands and accurately plan inventory successfully in the future. Changing consumer preferences and fashion trends, whether we are able to anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities, particularly in the U.S., increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. Any of these events could significantly harm our operating results and financial condition.
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
Our growth strategy relies significantly on international expansion, which requires significant capital investment, adds complexity to our operations and may strain our resources and adversely impact current store performance.
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
In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our associates comply with these laws. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations.
As we expand internationally, we may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers, hiring experienced management and maintaining good relations with individual associates and groups of associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store openings, and, in any such case, our growth may be limited, unless we can:

•	identify suitable markets and sites for store locations;

•
address the different operational characteristics present in each country to which we expand, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•	negotiate acceptable lease terms, in some cases in locations in which the relative rights and obligations of landlords and tenants differ significantly from the customs and practices in the U.S.;

•	hire, train and retain competent store personnel;

•	gain and retain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand infrastructure to accommodate growth;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage foreign currency exchange risks effectively; and

•	achieve acceptable operating margins from new stores.
Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, could adversely affect our ability to achieve the objectives that we have established.
Our direct-to-consumer operations are subject to numerous risks that could adversely impact sales.
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
Under the Employment Agreement entered into as of December 19, 2008, which expires February 1, 2014, between A&F and Michael S. Jeffries, our Chairman and Chief Executive Officer (the “Employment Agreement”), Mr. Jeffries received grants (the “Retention Grants”) of stock appreciation rights. In addition to the Retention Grants, Mr. Jeffries is eligible to receive two equity-based grants during each fiscal year of the term of the Employment Agreement starting with Fiscal 2009 (each, a “Semi-Annual Grant”). The value of a Semi-Annual Grant is uncertain and dependent on the future market price of our Common Stock and our financial performance. To date, Mr. Jeffries has received Semi-Annual Grants, in the aggregate, of 3,752,259 stock appreciation rights.
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
Historically, we have developed and launched new brands internally that have contributed to our sales growth. Our most recent brand, Gilly Hicks, offers bras, underwear, personal care products, sleepwear and at-home products for girls. The development and growth of new brand concepts, such as Gilly Hicks, requires management’s focus and attention, as well as significant capital investments. Furthermore, a new brand concept is susceptible to risks, including lack of customer acceptance, competition from existing or new retailers, product differentiation, production and distribution inefficiencies and unanticipated operating issues. There is no assurance that a new brand concept, including Gilly Hicks, will achieve successful results. The failure of Gilly Hicks to be launched and expanded successfully, and to achieve profitability, could have a material adverse effect on our financial condition and results of operations. The costs of exiting a brand are significant. In addition, the ongoing development of new concepts may place a strain on available resources.
Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.

The functional currency of our international subsidiaries is generally the local currency in which each operates, which includes British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Polish Zloty, Singapore Dollars, South Korean Won, Swedish Kronor and Swiss Francs. Our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which could result in foreign currency transaction gains or losses. The fluctuation in the value of the U.S. Dollar against other currencies could impact our financial results.
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
We rely heavily on our information technology systems: to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain cyber security. Despite efforts to prevent such an occurrence, our information technology systems are vulnerable from time-to-time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.
In addition, we regularly evaluate our information technology systems and requirements and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. We believe we are taking appropriate action to mitigate the risks through disciplined adherence to methodology, program management, testing and user involvement, as well as securing appropriate commercial contracts with third-party vendors supplying the replacement technologies.
Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could - especially if the disruption or slowdown occurred during our peak selling seasons - result in delays of merchandise delivery to our stores and customers, which could reduce demand for our merchandise and cause our sales and profitability to decline.
Comparable sales, including direct-to-consumer, may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock.
Our comparable sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20% and our direct to consumer sales, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable sales results including, but not limited to, fashion trends, actions by competitors or mall anchor tenants, changes in economic conditions and consumer spending patterns, weather conditions, opening and/or closing of our stores in proximity to each other, the timing of the release of new merchandise and promotional events, changes in our merchandise mix and the calendar shifts of tax free and holiday periods.
Comparable sales fluctuations may impact our ability to leverage fixed direct expenses, including store rent and store asset depreciation, which may adversely affect our financial condition or results of operations.
In addition, comparable sales fluctuations may have been an important factor in the volatility of the price of our Common Stock in the past, and it is likely that future comparable sales fluctuations will contribute to stock price volatility in the future.
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
Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located.
In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls in the U.S. and, increasingly, in many international locations as shopping destinations. We cannot control the development of new shopping malls in the U.S. or around the world; the availability or cost of appropriate locations; competition with other retailers for prominent locations; or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international stores and could have a material adverse effect on our financial condition or results of operations. In addition, some malls that were in prominent locations when we opened stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our gross profits and net income.
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
Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. In addition, our reputation could be jeopardized if our third-party vendors fail to comply with our vendor code of conduct. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
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

Diane Chang, Executive Vice President — Sourcing; Leslee K. Herro, Executive Vice President — Planning and Allocation; Jonathan E. Ramsden, Executive Vice President and Chief Financial Officer; Ronald A. Robins, Jr., Senior Vice President, General Counsel and Secretary; and Amy Zehrer, Executive Vice President — Stores — without adequate succession plans, our business could be adversely affected. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.
Interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs.
We source the majority of our merchandise outside of the U.S. through arrangements with approximately 155 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of our domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

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
In a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands.
As of March 22, 2013, we employed approximately 98,000 associates, of whom approximately 88,000 were part-time associates and 12,000 were located in our European stores. In a number of our European stores, particularly in France and Germany, associates are represented by workers' councils and unions. These workers’ councils and unions, as well as government officials who support their positions, have, in a number of instances, made demands that could adversely affect our profitability or have a negative effect on the operating standards we believe are critical to our brands. We are committed to working with all of our associates, whether they are represented by a workers’ council or union or not, and we believe we maintain good relations with our associates; however, there can be no assurance that we will not experience work stoppages or other labor-related issues that could have an adverse effect on our profitability or on our operating standards.
We depend upon independent third parties for the manufacture and delivery of all our merchandise.
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
The efficient operation of our stores and direct-to-consumer business depends on the timely receipt of merchandise from our distribution centers. We deliver our merchandise to our stores and direct-to-consumer customers using independent third parties. We utilize primarily one contract carrier to ship merchandise and related materials to our North American stores and direct-to-consumer customers, and a separate contract carrier for our European and Asian stores and direct-to-consumer customers. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by associates or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.
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
A significant portion of our customer orders are placed through our websites. In addition, a significant portion of sales made through our retail stores requires the collection of certain customer data, such as credit card information. In order for our sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or knowledge to breach the security of customer transaction data. Although we have security measures related to our systems and the privacy of our customers, we cannot guarantee these measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. While one has not occurred, a security breach could cause customers to lose confidence in the security of our websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability, and could seriously disrupt operations and harm our reputation, any of which could adversely affect our financial condition and results of operations.
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
We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos, are an essential element of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, we own registrations and have pending applications for other trademarks in the U.S. and have applied for or obtained registrations from the registries in many foreign countries in which our stores or our manufacturers are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.
Because we have not yet registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our international expansion and our merchandising of products using these marks could be limited. For example, we cannot ensure that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom we are not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. If we are unable to reach an arrangement with any such party, our manufacturers may be unable to manufacture our products, and we may be unable to sell certain products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should our business plan include selling our merchandise in those non-U.S. jurisdictions.
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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Our inability to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.
Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might increase our expenses and adversely impact our financial results.
We believe that commercial insurance coverage is prudent for risk management in certain areas of our business. Insurance costs may increase substantially in the future and may be affected by natural catastrophes, fear of terrorism, financial irregularities and other fraud at publicly-held companies, intervention by the government or a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies may go out of business, or may be otherwise unable to fulfill their contractual obligations. Furthermore, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risk. We are primarily self-insured for workers’ compensation and associate health benefits. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and attendant expenses could harm our business and operating results. In addition, exposures could exist for which no insurance may be available and for which we have not reserved.
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
We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores, direct-to-consumer operations and distribution centers. As our business becomes more international in scope and we enter more countries internationally, the number of laws and regulations that we are subject to, as well as their scope and reach, increase significantly and heighten our risks. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm, as well as significant fines, penalties and sanctions both domestically and abroad. In addition, changes in federal, state and international minimum wage laws and other laws relating to associate benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability. We are also subject to U.S. securities laws and regulations, as well as stock exchange rules which could subject us to enforcement actions, de-listing and adverse legal sanctions for non-compliance.
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
Our Amended and Restated Credit Agreement expires on July 27, 2016 and our Term Loan Agreement has a maturity date of February 23, 2017. Market conditions could potentially impact the size and terms of a replacement facility or facilities.
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
The inability to obtain credit on commercially reasonable terms, or a default under the current Amended and Restated Credit Agreement and/or the Amended Term Loan Agreement, could adversely impact our liquidity and results of operations.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.
Changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s accounting standards requirements are creating additional complexities for public companies. For example, the Dodd-Frank Act contains provisions governing “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined in the named countries. There will be costs associated with complying with the disclosure requirements, including diligence to determine the sources of minerals used in our products and possible changes to sources of our inputs.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company’s headquarters and support functions occupy 491 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small distribution and shipping facility located in the Columbus, Ohio area, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City and Los Angeles, California, as well as offices in the United Kingdom, Japan, Switzerland, Italy, Hong Kong and China.
All of the retail stores operated by the Company, as of March 22, 2013, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2013 and 2031.
The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.
As of March 22, 2013, the Company’s 1,053 stores were located as follows:

U.S. & U.S. Territories:
Alabama	5	Kentucky	9	North Dakota	1
Alaska	1	Louisiana	8	Ohio	31
Arizona	16	Maine	4	Oklahoma	7
Arkansas	6	Maryland	19	Oregon	10
California	130	Massachusetts	33	Pennsylvania	44
Colorado	8	Michigan	25	Rhode Island	3
Connecticut	20	Minnesota	15	South Carolina	10
Delaware	5	Mississippi	2	South Dakota	1
District Of Columbia	1	Missouri	11	Tennessee	20
Florida	74	Montana	2	Texas	84
Georgia	21	Nebraska	3	Utah	7
Hawaii	5	Nevada	11	Vermont	2
Idaho	3	New Hampshire	10	Virginia	23
Illinois	41	New Jersey	39	Washington	19
Indiana	18	New Mexico	3	West Virginia	4
Iowa	7	New York	50	Wisconsin	11
Kansas	5	North Carolina	24	Puerto Rico	1
International Stores:
Austria	6	Germany	23	Poland	1
Belgium	3	Hong Kong	3	Republic of Korea	2
Canada	19	Ireland	2	Singapore	1
China	4	Italy	10	Spain	13
Denmark	1	Japan	2	Sweden	3
France	9	Netherlands	2	United Kingdom	37

ITEM 3.	LEGAL PROCEEDINGS.
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

SUPPLEMENTAL ITEM.	EXECUTIVE OFFICERS OF THE REGISTRANT.
Set forth below is certain information regarding the executive officers of A&F as of March 22, 2013:
Michael S. Jeffries, 68, has been Chairman of A&F since May 1998. Mr. Jeffries has been Chief Executive Officer of A&F since February 1992. From February 1992 to May 1998, Mr. Jeffries held the title of President of A&F. Under the terms of the Employment Agreement, entered into as of December 19, 2008, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.
Diane Chang, 57, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.
Leslee K. Herro, 52, has been Executive Vice President — Planning and Allocation of A&F since May 2004. Prior thereto, Ms. Herro held the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000.
Jonathan E. Ramsden, 48, has been Executive Vice President and Chief Financial Officer of A&F since December 2008. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.
Ronald A. Robins, Jr., 49, has been Senior Vice President, General Counsel and Secretary of A&F since August 2010. Mr. Robins joined A&F in November 2009 as Deputy General Counsel after spending 16 years at Vorys, Sater, Seymour and Pease LLP, 13 years as a partner in the firm’s corporate and finance practice group. Mr. Robins clerked for The Honorable Milton Pollack of the United States District Court for the Southern District of New York from 1989 to 1990. Before joining Vorys, Mr. Robins practiced for several years as an associate at Davis Polk & Wardwell in New York City.
Amy Zehrer, 43, has been Executive Vice President — Stores of A&F since February 2013. Prior thereto, Ms. Zehrer held the position of Senior Vice President — Stores of A&F from November 2007 to February 2013 and the position of Vice President — Stores of A&F from August 2006 to November 2007. Ms. Zehrer has been with A&F since 1992 playing an integral part in evolving the brands and the success of the Company's international expansion.
The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2012 and Fiscal 2011:

	Sales Price
	High	Low
Fiscal 2012
4th Quarter	$51.07	$30.58
3rd Quarter	$39.36	$29.06
2nd Quarter	$53.29	$29.78
1st Quarter	$53.53	$40.40
Fiscal 2011
4th Quarter	$76.33	$43.56
3rd Quarter	$77.49	$55.70
2nd Quarter	$78.25	$62.46
1st Quarter	$72.61	$48.40
A quarterly dividend, of $0.175 per share, was paid in each of March, June, September and December in Fiscal 2012 and Fiscal 2011. A&F increased the quarterly dividend to $0.20 per share beginning with the first quarter of Fiscal 2013. A&F expects to continue to pay a quarterly dividend, subject to the Board of Directors’ review of the Company’s cash position and results of operations.
As of March 22, 2013, there were approximately 4,230 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 38,700 stockholders.
The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended February 2, 2013:

Period (Fiscal Month)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(4)
October 28, 2012 through November 24, 2012	3,355	$36.89	—	19,893,742
November 25, 2012 through December 29, 2012	1,181,438	$45.89	1,175,023	18,718,719
December 30, 2012 through February 2, 2013	48,710	$45.01	47,671	18,671,048
Total	1,233,503	$45.83	1,222,694	18,671,048

(1)
An aggregate of 10,809 of the shares of A&F’s Common Stock purchased during the fourteen-week period ended February 2, 2013, represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)
The reported shares were repurchased pursuant to A&F’s publicly announced stock repurchase authorizations. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock.

(4)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2012, A&F repurchased approximately 7.5 million shares of A&F’s Common Stock in the open market with a cost of approximately $321.7 million. During Fiscal 2011, A&F repurchased approximately 3.5 million shares of A&F’s

Common Stock in the open market with a cost of approximately $196.6 million. Both the Fiscal 2012 and the Fiscal 2011 repurchases were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended February 2, 2013 (the last day of A&F’s Fiscal 2012) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.
PERFORMANCE GRAPH(1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index
and the S&P Apparel Retail Index
 *    $100 invested on 2/2/08 in stock or 1/31/08 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
ABERCROMBIE & FITCH CO.
FINANCIAL SUMMARY
(Thousands, except per share and per square foot amounts, ratios and store and associate data)
(Information below excludes amounts related to discontinued operations, except where otherwise noted)

	2012 (1)	Restated 2011 (2)	Restated 2010 (2)	2009	2008
Net Sales	$4,510,805	$4,158,058	$3,468,777	$2,928,626	$3,484,058
Gross Profit	$2,816,709	$2,550,224	$2,217,429	$1,883,598	$2,331,095
Operating Income	$374,233	$221,384	$237,180	$117,912	$498,262
Net Income from Continuing Operations	$237,011	$143,138	$155,709	$78,953	$308,169
Income (Loss) from Discontinued Operations, Net of Tax(3)	—	$796	$—	$(78,699)	$(35,914)
Net Income(3)	$237,011	$143,934	$155,709	$254	$272,255
Dividends Declared Per Share	$0.70	$0.70	$0.70	$0.70	$0.70
Net Income Per Share from Continuing Operations
Basic	$2.89	$1.65	$1.77	$0.90	$3.55
Diluted	$2.85	$1.60	$1.73	$0.89	$3.45
Net Income (Loss) Per Share from Discontinued Operations(3)
Basic	$—	$0.01	$—	$(0.90)	$(0.41)
Diluted	$—	$0.01	$—	$(0.89)	$(0.40)
Net Income Per Share(3)
Basic	$2.89	$1.66	$1.77	$0.00	$3.14
Diluted	$2.85	$1.61	$1.73	$0.00	$3.05
Basic Weighted-Average Shares Outstanding	81,940	86,848	88,061	87,874	86,816
Diluted Weighted-Average Shares Outstanding	83,175	89,537	89,851	88,609	89,291
Other Financial Information
Total Assets (including discontinued operations)	$2,987,401	$3,117,032	$2,994,022	$2,821,866	$2,848,181
Working Capital(4)	$617,023	$858,248	$927,024	$776,311	$622,213
Current Ratio(5)	1.89	2.23	2.68	2.73	2.38
Net Cash Provided by Operating Activities(3)	$684,171	$365,219	$391,789	$395,487	$491,031
Capital Expenditures	$339,862	$318,598	$160,935	$175,472	$367,602
Free Cash Flow(6)	$344,309	$46,621	$230,854	$220,015	$123,429
Borrowings	—	—	$43,805	$50,927	$100,000
Leasehold Financing Obligations	$63,942	$57,851	$24,761	$20,286	$5,881
Stockholders’ Equity (including discontinued operations)	$1,818,268	$1,931,335	$1,943,391	$1,827,917	$1,845,578
Return on Average Stockholders’ Equity(7)	13%	7%	8%	0%	16%
Comparable Sales(8)	(1)%	5%	7%	(23)%	(13)%
Net Store Sales Per Average Gross Square Foot	$485	$463	$390	$339	$432
Stores at End of Year and Average Associates
Total Number of Stores Open	1,051	1,045	1,069	1,096	1,097
Gross Square Feet	7,958	7,778	7,756	7,848	7,760
Average Number of Associates(9)	95,800	91,000	83,000	83,000	96,200

(1)	Fiscal 2012 was a fifty-three week year.

(2)
Reported results for Fiscal 2011 and Fiscal 2010 have been restated to reflect the change in method of accounting for inventory effective in the fourth quarter of Fiscal 2012. Refer to Note 4, “CHANGE IN ACCOUNTING PRINCIPLE,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion. Reported results for periods prior to Fiscal 2010 have not been restated to reflect the change in accounting principle as the information is not available.

(3)	Includes results of operations from RUEHL branded stores and related direct-to-consumer operations. Results from discontinued operations were immaterial in Fiscal 2010.

(4)	Working Capital is computed by subtracting current liabilities (including discontinued operations) from current assets (including discontinued operations).

(5)	Current Ratio is computed by dividing current assets (including discontinued operations) by current liabilities (including discontinued operations).

(6)	Free Cash Flow is computed by subtracting capital expenditures from net cash provided by operating activities.

(7)	Return on Average Stockholders’ Equity is computed by dividing net income (including discontinued operations) by the average stockholders’ equity balance (including discontinued operations).

(8)
A store is included in comparable sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Beginning with Fiscal 2012, comparable sales include comparable direct-to-consumer sales. Prior year figures have not been restated and only include comparable store sales.

(9)	Includes employees from RUEHL operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. A store is included in comparable sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Additionally, beginning with Fiscal 2012, comparable direct-to-consumer sales were included in comparable sales.
For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-three week period ended February 2, 2013 is compared to the fifty-two week period ended January 28, 2012 and the fifty-two week period ended January 28, 2012 is compared to the fifty-two week period ended January 29, 2011.
The Company has changed its method of accounting for inventory from the lower of cost or market utilizing the retail method to the weighted average cost method ("cost method") effective in the fourth quarter of Fiscal 2012. Results discussed in this "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," reflect the cost method of accounting for inventory. Refer to Note 4, "CHANGE IN ACCOUNTING PRINCIPLE," of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." All references to historical amounts reflect the effects of the change to the cost method.
The Company had net sales of $4.511 billion for Fiscal 2012, an increase of 8% from $4.158 billion for Fiscal 2011. Operating income for Fiscal 2012 was $374.2 million, which increased 69% from the Fiscal 2011 operating income of $221.4 million.
Net income from continuing operations was $237.0 million and net income from continuing operations per diluted share was $2.85 in Fiscal 2012, compared to net income from continuing operations of $143.1 million and net income from continuing operations per diluted share of $1.60 in Fiscal 2011.
Excluding charges for impairments, the Company reported adjusted, non-GAAP net income per diluted share of $2.90 for the Fiscal 2012. Excluding charges for impairments and write-downs of store-related long-lived assets, charges related to store closures and lease exits, and other charges associated with legal settlements and a change in intent regarding the Company’s auction rate securities ("ARS"), the Company reported non-GAAP net income per diluted share of $2.49 for Fiscal 2011.
The Company believes that the non-GAAP financial measures are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the Consolidated Statements of Operations and Comprehensive Income impact of non-cash, store-related asset impairment charges, charges related to store closures and lease exits, and other charges associated with legal settlements and a change in intent regarding the Company's ARS. These non-GAAP financial measures should not be used as alternatives to net income per diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above.

	Fiscal 2012	Fiscal 2011
	February 2, 2013	January 28, 2012
Net income per diluted share on a GAAP basis	$2.85	$1.61
Add back: Asset impairment charges(1)	0.06	0.49
Add back: Asset write-downs(2)	—	0.10
Add back: Store closure and lease exit charges(3)	—	0.13
Add back: Legal charges(4)	—	0.07
Add back: ARS charges(5)	—	0.09
Net income per diluted share on a non-GAAP basis	$2.90	$2.49

(1)
The store-related asset impairment charges relate to stores whose asset carrying value exceeded their fair value. For Fiscal 2012, the charge was primarily associated with one Abercrombie & Fitch, three abercrombie kids, 12 Hollister and one Gilly Hicks store. For Fiscal 2011, the charge was associated with 14 Abercrombie & Fitch, 21 abercrombie kids, 42 Hollister and two Gilly Hicks stores.

(2)	For Fiscal 2011, the charge associated with the asset write-downs was related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project.

(3)
For Fiscal 2011, the charges for store closures and lease exits were associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures.

(4)	For Fiscal 2011, the charge was related to legal settlements during the fourth quarter.

(5)
For Fiscal 2011, the charge associated with the ARS was related to a change in intent with regard to the Company’s auction rate securities portfolio, which resulted in recognition of an other-than-temporary impairment.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $684.2 million for Fiscal 2012. This source of cash was primarily driven by a change in inventories partially offset by a change in accounts payable. The Company used $339.9 million of cash for capital expenditures partially offset by cash proceeds of $102.0 million from the sale of marketable securities. The Company also repurchased $321.7 million of Common Stock and paid dividends totaling $57.6 million. As of February 2, 2013, the Company had $643.5 million in cash and equivalents, no outstanding debt aside from that related to landlord financing obligations, and immaterial stand-by letters of credit.
The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the last three fiscal years, expressed as a percentage of net sales:

	2012	2011	2010
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	37.6	38.7	36.1
GROSS PROFIT	62.4	61.3	63.9
Stores and Distribution Expense	44.1	45.4	45.8
Marketing, General and Administrative Expense	10.5	10.5	11.6
Other Operating Expense (Income), Net	(0.4)	0.1	(0.3)
OPERATING INCOME	8.3	5.3	6.8
Interest Expense, Net	0.2	0.1	0.1
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	8.1	5.2	6.7
Tax Expense from Continuing Operations	2.9	1.8	2.3
NET INCOME FROM CONTINUING OPERATIONS	5.3	3.4	4.5
INCOME FROM DISCONTINUED OPERATIONS, Net of Taxes	—	0.0	—
NET INCOME	5.3%	3.5%	4.5%

FINANCIAL SUMMARY
The following summarized financial and statistical data compares Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	2012	2011	2010
Net sales by segment (in thousands)	$4,510,805	$4,158,058	$3,468,777
U.S. Stores	$2,615,138	$2,710,842	$2,546,798
International Stores	$1,195,016	$894,616	$517,005
Direct-to-consumer	$700,651	$552,600	$404,974
Net sales as a % of total sales
U.S. Stores	58%	65%	73%
International Stores	26%	22%	15%
Direct-to-consumer	16%	13%	12%
Net sales by brand (in thousands)	$4,510,805	$4,158,058	$3,468,777
Abercrombie & Fitch	$1,704,190	$1,665,135	$1,493,101
abercrombie	$382,509	$397,904	$382,579
Hollister	$2,314,462	$2,022,002	$1,552,814
Gilly Hicks**	$109,644	$73,017	$40,283
Increase (decrease) in comparable sales*	(1)%	5%	7%
Abercrombie & Fitch	(3)%	3%	9%
abercrombie	0%	4%	5%
Hollister	(1)%	8%	6%
U.S.	1%
International	(8)%
Stores	(5)%	5%	7%
Direct-to-Consumer	24%	36%	40%

*
Beginning with 2012, comparable sales were reported including comparable direct-to-consumer sales. Prior year figures were not restated. A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. The Fiscal 2012 retail year included a fifty-third week and, therefore, Fiscal 2012 comparable sales are compared to the fifty-three week period ended February 4, 2012.

**	Net sales for the year-to-date periods ended February 2, 2013, January 28, 2012 and January 29, 2011 reflect the activity of 27, 21 and 19 stores, respectively.

CURRENT TRENDS AND OUTLOOK
Our results for Fiscal 2012 included an 8% increase in net sales and a 78% increase in diluted earnings per share compared to last year.
We have made progress in our operating income the past couple of years, including improvement in gross margin in Fiscal 2012 driven by a reduction in average unit cost. However, our operating margins remain well below historical levels, despite our highly profitable international business, which presents opportunities in two specific areas.
First, we will be revisiting our operating model and identifying processes and investments we make in our business that may have had a return in the past but no longer do today. We have established a cross-functional team to simplify processes, eliminate low value added components of our model, increase efficiencies and lower expenses.
Second, we will be seeking to identify ways to increase our average unit retail, particularly in the U.S. stores and U.S. direct-to-consumer operations. Growth in our average unit retail will help our gross margins and contribute to expense leverage.
Beyond the two initiatives above, our focus remains on key strategic initiatives with regard to merchandising, inventory productivity, expense and average unit cost, insight and intelligence, customer engagement and targeted closure of under-performing U.S. stores. We are confident that our focus on these initiatives, allied with our iconic brands and continued judicious use of shareholder capital, will drive significant long-term value.
With regard to real estate plans for Fiscal 2013, we expect to open Abercrombie & Fitch flagship locations in Seoul and Shanghai and approximately 20 international Hollister stores. The Hollister openings will include our first stores in Australia, our first store in the Middle East in Dubai through a joint venture and entry into the Japanese market for Hollister. Additionally, we are contemplating opening international mall-based Abercrombie & Fitch stores within the next 12 months. We expect capital expenditures to be approximately $200 million for the year, with estimated store pre-opening costs of around $30 million.
We are confident that we are on track in regard to our long-term strategy of leveraging the international appeal of our brands to build a highly profitable, sustainable, global business.
We continue to target annual EPS growth of approximately 15%. As in the past, our earnings are sensitive to changes in comparable sales trends.
Our capital allocation philosophy continues to be highly disciplined in allocating capital to where it will derive the greatest return on a risk-adjusted basis. After allocating capital to new stores and other internal projects that provide superior returns, we continue to expect to return excess cash to shareholders.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•
Comparable sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year combined with direct to consumer sales;

•	Direct-to-consumer sales growth;

•	U.S. and International store performance;

•	Store productivity;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s current ratio and free cash flow; and

•
Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average transaction values, store contribution (defined as store sales less direct costs of operating the store), and average units per transaction.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics as part of its “Financial Summary” and in several sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FISCAL 2012 COMPARED TO FISCAL 2011
Net Sales
Net sales for Fiscal 2012 were $4.511 billion, an increase of 8% from Fiscal 2011 net sales of $4.158 billion. The net sales increase was attributable to new stores, primarily international and a 27% increase in the direct-to-consumer business, including shipping and handling revenue offset by a decrease of 5% from comparable store sales. The impact of foreign currency on sales (based on converting prior year sales at current year exchange rates) adversely affected Fiscal 2012 by $26.3 million and benefited Fiscal 2011 by $21.6 million.
The Fiscal 2012 retail year includes a fifty-third week and, therefore, Fiscal 2012 comparable sales are compared to the fifty-three week period ended February 4, 2012. The fifty-third week added approximately $62.8 million of sales to the comparable base, being sales for the week ended February 4, 2012.
Total U.S. sales, including direct-to-consumer, for Fiscal 2012 were $3.087 billion, a decrease of 1% from Fiscal 2011 sales of $3.108 billion. Total international sales, including direct-to-consumer, for Fiscal 2012 were $1.424 billion, an increase of 36% from Fiscal 2011 sales of $1.050 billion.
Direct-to-consumer sales in Fiscal 2012, including shipping and handling revenue, were $700.7 million, an increase of 27% from Fiscal 2011 direct-to-consumer sales of $552.6 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 16% of total net sales in Fiscal 2012 compared to 13% in Fiscal 2011.
Total comparable sales for the year, including direct-to-consumer sales, decreased 1% with comparable store sales decreasing 5% and comparable direct-to-consumer sales increasing by 24%. Comparable sales for Fiscal 2012 increased 1% for the U.S., with comparable store sales decreasing by 1% and comparable direct-to-consumer sales up 15%. Comparable sales for the full year decreased 8% for international, with comparable store sales decreasing by 19% and comparable direct-to-consumer sales up 46%.
For Fiscal 2012, comparable sales by brand, including direct-to-consumer sales, decreased 3% for Abercrombie & Fitch, were flat for abercrombie kids, and decreased 1% for Hollister Co. Across the brands, male performed better than female.
From a merchandise classification standpoint, outerwear and jeans were stronger performing categories for the male business while polos and sport shirts were weaker performing categories. In the female business, woven shirts, sweaters, and knit tops were stronger performing categories, while fleece, sweatpants and graphics were weaker performing categories.
Gross Profit

Gross profit during Fiscal 2012 was $2.817 billion compared to gross profit of $2.550 billion during Fiscal 2011. The gross profit rate (gross profit divided by net sales) for Fiscal 2012 was 62.4%, up 110 basis points from the Fiscal 2011 rate of 61.3%.
The increase in the gross profit rate for Fiscal 2012 was primarily driven by a decrease in average unit cost.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2012 was $1.988 billion compared to $1.888 billion in Fiscal 2011. The stores and distribution expense rate (stores and distribution expense divided by net sales) for Fiscal 2012 was 44.1% compared to 45.4% in Fiscal 2011.
Stores and distribution expense for Fiscal 2012 included store-related asset impairment charges of $7.4 million primarily associated with 17 stores. For Fiscal 2011, stores and distribution expense included store-related asset impairment charges of $68.0 million associated with 79 stores, asset write-down charges of $14.6 million related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project, and store exit charges of $19.0 million, associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures. Excluding the effect of these charges, the stores and distribution expense rate was 43.9% for Fiscal 2012 compared to 43.0% last year. The increase in stores and distribution expense rate for Fiscal 2012 was primarily the result of deleveraging on negative comparable store sales and higher direct-to-consumer expense.
Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $78.6 million and $53.6 million for Fiscal 2012 and Fiscal 2011, respectively. The increase in shipping and handling costs in Fiscal 2012 was primarily driven by increased sales volume and a higher international mix component. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income.
Handling costs, including costs incurred to store, move and prepare merchandise for shipment to the stores were $59.4 million and $62.8 million for Fiscal 2012 and Fiscal 2011, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2012 was $473.9 million compared to $437.1 million in Fiscal 2011. The marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 10.5% in Fiscal 2012 and Fiscal 2011. Marketing, general and administrative expense for Fiscal 2011 included $10.0 million in connection with legal settlements.
The increase in marketing, general, and administrative expenses was due to increases in incentive and other compensation related expenses, IT, marketing and other expenses.
Other Operating Expense (Income), Net
Other operating income, net was $19.3 million for Fiscal 2012 compared to other operating expense, net of $3.5 million for Fiscal 2011. Other operating income, net for Fiscal 2012, included income of $4.8 million related to business interruption insurance recoveries associated with Superstorm Sandy. Other operating expense included a charge of $13.4 million related to the Company’s change of intent regarding the sale of its ARS portfolio, which resulted in recognition of an other-than-temporary impairment in Fiscal 2011.
Operating Income
Operating income for Fiscal 2012 was $374.2 million compared to operating income of $221.4 million for Fiscal 2011. Operating income growth by new international stores, existing U.S. stores and direct-to-consumer operations more than off-set declines in existing international stores driven by negative comparable store sales and higher non-four wall expenses. Non-four wall expenses include: marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs.
Interest Expense (Income), Net and Tax Expense
Fiscal 2012 interest expense was $10.5 million, offset by interest income of $3.2 million, compared to interest expense of $7.9 million, offset by interest income of $4.3 million for Fiscal 2011.
The effective tax rate for Fiscal 2012 was 35.4% compared to 34.3% for Fiscal 2011.
As of February 2, 2013, there were approximately $22.2 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.
Net Income and Net Income per Diluted Share
Net income for Fiscal 2012 was $237.0 million compared to net income of $143.9 million for Fiscal 2011. Net income per diluted share for Fiscal 2012 was $2.85 compared to net income per diluted share of $1.61 for Fiscal 2011. Net income per diluted share for Fiscal 2012 included store-related asset impairment charges of approximately $0.06 per diluted share. Net income per diluted share for Fiscal 2011 included store-related asset impairment charges of approximately $0.49 per diluted share, asset write-down charges of approximately $0.10 per diluted share, store closure and exit charges of approximately $0.13 per diluted share, legal charges of approximately $0.07 per diluted share, and other-than-temporary impairment charges of approximately $0.09 per diluted share related to a change in intent regarding the Company’s ARS portfolio. Refer to the GAAP reconciliation table in the “OVERVIEW” section of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding charges for impairment and write-downs of store related long-lived assets, charges related to store closures and lease exits, and other charges associated with legal settlements and with a change in intent regarding the Company’s ARS.
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
Total Company U.S. store sales for Fiscal 2011 were $2.711 billion, an increase of 6% from Fiscal 2010 sales of $2.547 billion. Total Company international store sales for Fiscal 2011 were $894.6 million, an increase of 73% from Fiscal 2010 sales of $517.0 million.
Direct-to-consumer sales in Fiscal 2011, including shipping and handling revenue, were $552.6 million, an increase of 36% from Fiscal 2010 direct-to-consumer sales of $405.0 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 13% of total net sales in Fiscal 2011 compared to 12% in Fiscal 2010.
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
From a merchandise classification standpoint, fleece, active wear, and knit tops were stronger performing categories for the male business while graphics and woven shirts were weaker performing categories. In the female business, woven shirts, sweaters, and knit tops were stronger performing categories, while graphics and dresses were weaker performing categories.
Gross Profit
Gross profit during Fiscal 2011 was $2.550 billion compared to gross profit of $2.217 billion during Fiscal 2010. The gross profit rate for Fiscal 2011 was 61.3%, down 260 basis points from the Fiscal 2010 rate of 63.9%.
The decrease in the gross profit rate for Fiscal 2011 was primarily driven by an increase in average unit cost.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2011 was $1.888 billion compared to $1.590 billion in Fiscal 2010. The stores and distribution expense rate for Fiscal 2011 was 45.4% compared to 45.8% in Fiscal 2010.
Stores and distribution expense for Fiscal 2011 included store-related asset impairment charges of $68.0 million associated with 79 stores, asset write-down charges of $14.6 million related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project, and store exit charges of $19.0 million, associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures. For Fiscal 2010, stores and distribution expense included store-related asset impairment charges associated with 26 stores of $50.6 million and store exit charges of $4.4 million associated with the closure of 64 domestic stores during the year.
The decrease in stores and distribution expense rate for Fiscal 2011 was primarily driven by lower store occupancy costs as a percentage of net sales.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $53.6 million and $38.9 million for Fiscal 2011 and Fiscal 2010, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $62.8 million and $42.8 million for Fiscal 2011 and Fiscal 2010, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2011 was $437.1 million compared to $400.8 million in Fiscal 2010. For Fiscal 2011, the marketing, general and administrative expense rate was 10.5%, compared to 11.6% for Fiscal 2010. Marketing, general and administrative expense for Fiscal 2011 included $10.0 million in connection with legal settlements.
In addition to legal settlement charges, the increase in marketing, general and administrative expense for Fiscal 2011 was primarily due to increases in compensation, including equity compensation, outside services, marketing, travel and IT expenses.
Other Operating Expense (Income), Net
Other operating expense, net was $3.5 million for Fiscal 2011 compared to other operating income, net of $10.1 million for Fiscal 2010. Other operating expense, net for Fiscal 2011, included $13.4 million of expense related to a change in the Company’s intent regarding the sale of its ARS portfolio, which resulted in recognition of an other-than-temporary impairment in Fiscal 2011.
Interest Expense (Income), Net and Tax Expense
Fiscal 2011 interest expense was $7.9 million, offset by interest income of $4.3 million, compared to interest expense of $7.8 million, offset by interest income of $4.4 million for Fiscal 2010.
The effective tax rate for Fiscal 2011 was 34.3% compared to 33.4% for Fiscal 2010.
As of January 28, 2012, there were approximately $25.6 million of net deferred tax assets in Japan with a valuation allowance of $2.4 million. The valuation allowance in Japan was established as the result of changes to the business configuration of operations in Japan, as well as tax law changes. The realization of the net deferred tax assets not subject to a valuation allowance is dependent upon the future generation of sufficient profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, some or all of the net deferred tax assets not currently subject to a valuation allowance may become so in the future. Any increase in the valuation allowance would result in additional tax expense.
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
Refer to Note 19, “DISCONTINUED OPERATIONS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.
Net Income and Net Income per Diluted Share
Net income for Fiscal 2011 was $143.9 million compared to $155.7 million for Fiscal 2010. Net income per diluted share for Fiscal 2011 was $1.61 compared to $1.73 for Fiscal 2010. Net income per diluted share for Fiscal 2011 included store-related asset impairment charges of approximately $0.49 per diluted share, asset write-down charges of approximately $0.10 per diluted share, store closure and exit charges of approximately $0.13 per diluted share, legal charges of approximately $0.07 per diluted share, and other-than-temporary impairment charges of approximately $0.09 per diluted share related to a change in intent regarding the Company’s ARS portfolio. Net income per diluted share for Fiscal 2010 included store-related asset impairment charges of approximately $0.34 per diluted share and store exit charges of approximately $0.03 per diluted share.
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
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Amended and Restated Credit Agreement served to amend and restate, in its entirety, the credit agreement dated April 15, 2008 as previously amended (the “Prior Credit Agreement”). The primary reasons for entering into the Amended and Restated Credit Agreement were to extend the termination date from April 12, 2013 to July 27, 2016 and to reduce fees and interest rates.
As of March 22, 2013, the Company had approximately $350 million available under the Amended and Restated Credit Agreement. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on February 2, 2013.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to increase its flexibility and liquidity. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. In addition, the Amended and Restated Credit Agreement and the Term Loan Agreement both have a Leverage Ratio. The Company was in compliance with the applicable ratio requirements and other covenants at February 2, 2013. Subsequent to year end, the Company drew down the full $150 million available under the Term Loan Agreement.
The Amended and Restated Credit Agreement and the Term Loan Agreement, including the material covenants which apply to each, are described in Note 16, “BORROWINGS,” of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K.
Stand-by letters of credit outstanding as of February 2, 2013 and January 28, 2012 were immaterial.
Operating Activities
Net cash provided by operating activities was $684.2 million for Fiscal 2012 compared to $365.2 million for Fiscal 2011. The increase in cash provided by operating activities was primarily driven by a change in inventories partially offset by a change in accounts payable.
Investing Activities
Cash outflows for investing activities for Fiscal 2012 and Fiscal 2011 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were consistent from Fiscal 2012 and Fiscal 2011. In Fiscal 2012, cash flows for investing activities included proceeds received from sales of marketable securities.
Financing Activities
For Fiscal 2012 and Fiscal 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends. For Fiscal 2011, net cash outflows related to the repurchase of A&F's Common Stock, payment of dividends and the repayment of borrowings under the then existing credit agreement were partially offset by the receipt of proceeds associated with the exercise of share-based compensation awards.
During Fiscal 2012, A&F repurchased approximately 7.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $321.7 million. During Fiscal 2011, A&F repurchased approximately 3.5 million shares of A&F’s Common Stock in the open market with a market value of $196.6 million. During Fiscal 2010, A&F repurchased approximately 1.6 million shares of A&F’s Common Stock in the open market with a market value of $76.2 million. Fiscal 2012, Fiscal 2011 and Fiscal 2010 repurchases were pursuant to the authorizations of A&F's Board of Directors.
As of February 2, 2013, A&F had approximately 18.7 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as capital expenditures and paying of quarterly dividend payments to stockholders subject to the A&F Board of Directors’ approval. The Company also has availability under the Amended and Restated Credit Agreement as a source of additional funding. In addition, on February 21, 2013, the Company drew down the full $150 million available under the Term Loan Agreement to take advantage of the current lending market and to increase its flexibility and liquidity. The Company expects to generate positive free cash flow defined as operating cash flow less capital expenditures for Fiscal 2013.
Subject to suitable market conditions, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash from operations and as deemed appropriate, the Amended and Restated Credit Agreement and the Term Loan Agreement proceeds.
The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's shareholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate.
Off-Balance Sheet Arrangements
As of February 2, 2013, the Company did not have any off-balance sheet arrangements.
Contractual Obligations

		Payments due by period (thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1)	$2,635,519	$421,577	$758,711	$586,752	$868,479
Purchase Obligations	161,615	161,615	—	—	—
Other Obligations	41,584	18,634	9,493	1,110	12,347
Dividends	—	—	—	—	—
Totals	$2,838,718	$601,826	$768,204	$587,862	$880,826
(1) Includes leasehold financing obligations of $71.7 million and related interest. Refer to Note 17, "LEASEHOLD FINANCING OBLIGATIONS," of the Notes to Consolidated Financial Statements for additional reference.
Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. See Note 12, “LEASED FACILITIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $168.6 million in Fiscal 2012.
The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2013 and commitments for fabric expected to be used during upcoming seasons.
Other obligations consist primarily of asset retirement obligations and information technology contracts.
Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $16.0 million related to uncertain tax positions at February 2, 2013. Deferred taxes are also not included in the preceding table. For further discussion, see Note 15, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
The table above does not include estimated future retirement payments under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) for the Company’s Chairman and Chief Executive Officer with a present value of $18.5 million at February 2, 2013. See Note 20, “RETIREMENT BENEFITS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K and the description of the SERP to be included in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F's Board of Directors.

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for Fiscal 2012 and Fiscal 2011, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	4	3	3	3	13
Closed	(18)	(13)	(15)	(1)	(47)
February 2, 2013	266	144	482	20	912
Gross Square Feet at February 2, 2013	2,378	677	3,287	170	6,512
International Stores
January 28, 2012	14	5	77	3	99
New	5	1	30	4	40
Closed	—	—	—	—	—
February 2, 2013	19	6	107	7	139
Gross Square Feet at February 2, 2013	401	71	926	48	1,446
Total Stores	285	150	589	27	1,051
Gross Square Feet at February 2, 2013	2,779	748	4,213	218	7,958
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 29, 2011	316	181	502	18	1,017
New	1	1	1	—	3
Closed	(37)	(28)	(9)	—	(74)
January 28, 2012	280	154	494	18	946
Gross Square Feet at January 28, 2012	2,514	727	3,373	176	6,790
International Stores
January 29, 2011	9	4	38	1	52
New	5	1	39	2	47
Closed	—	—	—	—	—
January 28, 2012	14	5	77	3	99
Gross Square Feet at January 28, 2012	264	59	642	23	988
Total Stores	294	159	571	21	1,045
Gross Square Feet at January 28, 2012	2,778	786	4,015	199	7,778

CAPITAL EXPENDITURES
Capital expenditures totaled $339.9 million, $318.6 million and $160.9 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	2012	2011	2010
New Store Construction, Store Refreshes and Remodels	$245.3	$258.0	$118.0
Home Office, Distribution Centers and Information Technology	94.6	60.6	42.9
Total Capital Expenditures	$339.9	$318.6	$160.9
During Fiscal 2013, based on new store opening plans and other capital expenditure plans, the Company expects total capital expenditures to be approximately $200 million.
Recent Accounting Pronouncements
In May 2011, Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and became effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.
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
In February 2013, the FASB issued ASU 2013-02, which further amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements will give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. Since the guidance relates only to presentation and disclosure of information, adoption is not expected to have a material effect on our consolidated financial condition or results of operations.
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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve or to measure the timing and amount of future gift card redemptions as of February 2, 2013. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% change in the sales return reserve as of February 2, 2013 would have affected pre-tax income by an immaterial amount for Fiscal 2012.

A 10% change in the assumption of the breakage for gift cards as of February 2, 2013 would have affected pre-tax income by an immaterial amount for Fiscal 2012.

Inventory Valuation
Inventories are principally valued at the lower of average cost or market utilizing the weighted average cost method (the "cost method").

The Company reduces the inventory valuation only when the cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods through a lower of cost or market ("LCM") reserve.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items.

Effective February 2, 2013, the Company changed its method of accounting for inventories from the retail method to the cost method. This accounting change resulted in a fundamental change in the inventory valuation reserve from a markdown reserve under the retail method to an LCM reserve under the cost method. The Company has not made any material changes to the way it accounts for shrink during the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or LCM reserve as of February 2, 2013. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the LCM reserve of 10% would have affected pre-tax income by approximately $1.0 million for Fiscal 2012.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $1.2 million for Fiscal 2012.

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

During Fiscal 2012, 44 stores, which excludes stores with a de minimis book value, were tested for impairment during the fourth quarter as part of our annual review of all stores. Of the 44 stores tested for impairment, 17 failed step one and were impaired. Of the 27 stores not impaired, 18 stores, with an aggregate net asset group value of $17.0 million, had undiscounted cash flows which were 150% or more of this net asset group value. Nine stores, with an aggregate net asset group value of $2.6 million, had undiscounted cash flows which were in the range of 100% to 150% of this net asset group value.

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of February 2, 2013. However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

A 10% decrease in the sales assumption used to project future cash flows in Fiscal 2012 impairment test would have increased the impairment charge by approximately $17.0 million for Fiscal 2012.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense upon settlement, law changes or expiration of statute of limitations.

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2012. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. and/or international tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

Of the total uncertain tax positions, it is reasonably possible that $7 million to $12 million could change in the next twelve months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record an adjustment in the period in which such matters are effectively settled.

Equity Compensation Expense
The Company’s equity compensation expense related to stock options and stock appreciation rights granted is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock option and stock appreciation right grants, which requires the Company to estimate the expected term of the stock option and stock appreciation right grants and expected future stock price volatility over the expected term.

During Fiscal 2012, the Company granted stock appreciation rights covering an aggregate of 363,800 shares. A 10% increase in the assumed expected term would have yielded a 3% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in assumed stock price volatility would have yielded a 6% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP as of February 2, 2013. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation as of February 2, 2013 would increase the SERP accrual by approximately $1.8 million. A 50 basis point increase in the discount rate as of February 2, 2013 would decrease the SERP accrual by an immaterial amount.

Legal Contingencies
The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules.

Actual liabilities may exceed or be less than the amounts reserved, and there can be no assurance that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Investment Securities
The Company maintains its cash equivalents in financial instruments, primarily money market funds and United States treasury bills, with original maturities of three months or less.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 2, 2013, total assets held in the Rabbi Trust were $87.6 million and related to trust-owned life insurance policies with a cash surrender value of $87.6 million and an immaterial amount of assets held in money market funds. The trust-owned life insurance policies are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.4 million and $2.5 million for Fiscal 2012 and Fiscal 2011, respectively.
Interest Rate Risks
As of February 2, 2013, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement or the Term Loan Agreement.
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
A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Polish Zloty, South Korean Won, Singapore Dollars, Swedish Kroner and Swiss Francs. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Thousands, except share and per share amounts)

	2012	2011	2010
		(Restated see Note 4)
NET SALES	$4,510,805	$4,158,058	$3,468,777
Cost of Goods Sold	1,694,096	1,607,834	1,251,348
GROSS PROFIT	2,816,709	2,550,224	2,217,429
Stores and Distribution Expense	1,987,926	1,888,248	1,589,501
Marketing, General and Administrative Expense	473,883	437,120	400,804
Other Operating Expense (Income), Net	(19,333)	3,472	(10,056)
OPERATING INCOME	374,233	221,384	237,180
Interest Expense, Net	7,288	3,577	3,362
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	366,945	217,807	233,818
Tax Expense from Continuing Operations	129,934	74,669	78,109
NET INCOME FROM CONTINUING OPERATIONS	$237,011	$143,138	$155,709
INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$796	$—
NET INCOME	$237,011	$143,934	$155,709
NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$2.89	$1.65	$1.77
DILUTED	$2.85	$1.60	$1.73
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$0.01	$—
DILUTED	$—	$0.01	$—
NET INCOME PER SHARE:
BASIC	$2.89	$1.66	$1.77
DILUTED	$2.85	$1.61	$1.73
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	81,940	86,848	88,061
DILUTED	83,175	89,537	89,851
DIVIDENDS DECLARED PER SHARE	$0.70	$0.70	$0.70
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(427)	$(8,658)	$3,238
Gains (Losses) on Marketable Securities, net of taxes of $(5,526) and $366 for Fiscal 2011 and Fiscal 2010, respectively.	—	9,409	(622)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $2,361, $(1,216) and $188 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.	(19,152)	12,217	(320)
Other Comprehensive (Loss) Income	$(19,579)	$12,968	$2,296
COMPREHENSIVE INCOME	$217,432	$156,902	$158,005
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	February 2, 2013	January 28, 2012
ASSETS		(Restated see Note 4)
CURRENT ASSETS:
Cash and Equivalents	$643,505	$583,495
Marketable Securities	—	84,650
Receivables	99,622	89,350
Inventories	426,962	679,935
Deferred Income Taxes	32,558	35,882
Other Current Assets	105,177	84,342
TOTAL CURRENT ASSETS	1,307,824	1,557,654
PROPERTY AND EQUIPMENT, NET	1,308,232	1,197,271
NON-CURRENT MARKETABLE SECURITIES	—	14,858
OTHER ASSETS	371,345	347,249
TOTAL ASSETS	$2,987,401	$3,117,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$140,396	$211,368
Accrued Expenses	395,734	369,073
Deferred Lease Credits	39,054	41,047
Income Taxes Payable	115,617	77,918
TOTAL CURRENT LIABILITIES	690,801	699,406
LONG-TERM LIABILITIES:
Deferred Lease Credits	168,397	183,022
Leasehold Financing Obligations	63,942	57,851
Other Liabilities	245,993	245,418
TOTAL LONG-TERM LIABILITIES	478,332	486,291
STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of February 2, 2013 and January 28, 2012	1,033	1,033
Paid-In Capital	403,271	369,171
Retained Earnings	2,567,261	2,389,614
Accumulated Other Comprehensive (Loss) Income, net of tax	(13,288)	6,291
Treasury Stock, at Average Cost — 24,855 and 17,662 shares at February 2, 2013 and January 28, 2012, respectively	(1,140,009)	(834,774)
TOTAL STOCKHOLDERS’ EQUITY	1,818,268	1,931,335
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,987,401	$3,117,032
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares Outstanding	Par Value				Shares	At Average Cost
Balance, January 30, 2010	87,986	$1,033	$339,453	$2,183,690	$(8,973)	15,314	$(687,286)	$1,827,917
Cumulative restatement for change in inventory accounting (See Note 4)				47,341				47,341
Restated Net Income	—	—	—	155,709	—	—	—	155,709
Purchase of Common Stock	(1,582)	—	—	—	—	1,582	(76,158)	(76,158)
Dividends ($0.70 per share)	—	—	—	(61,656)	—	—	—	(61,656)
Share-based Compensation Issuances and Exercises	842	—	(29,741)	—	—	(842)	38,136	8,395
Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	(1,053)	—	—	—	—	(1,053)
Share-based Compensation Expense	—	—	40,599	—	—	—	—	40,599
Unrealized Gains on Marketable Securities	—	—	—	—	(622)	—		(622)
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(320)	—		(320)
Foreign Currency Translation Adjustments	—	—	—	—	3,238	—		3,238
Balance, January 29, 2011	87,246	$1,033	$349,258	$2,325,084	$(6,677)	16,054	$(725,308)	$1,943,390
Restated Net Income	—	—	—	143,934	—	—	—	143,934
Purchase of Common Stock	(3,546)	—	—	—	—	3,546	(196,605)	(196,605)
Dividends ($0.70 per share)	—	—	—	(60,956)	—	—	—	(60,956)
Share-based Compensation Issuances and Exercises	1,938	—	(34,153)	(18,448)	—	(1,938)	87,139	34,538
Tax Deficiency from Share-based Compensation Issuances and Exercises	—	—	2,973	—	—	—	—	2,973
Share-based Compensation Expense	—	—	51,093	—	—	—	—	51,093
Losses on Marketable Securities reclassed to the Income Statement	—	—	—	—	9,409	—		9,409
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	12,217	—		12,217
Foreign Currency Translation Adjustments	—	—	—	—	(8,658)	—		(8,658)
Balance, January 28, 2012	85,638	$1,033	$369,171	$2,389,614	$6,291	17,662	$(834,774)	$1,931,335
Net Income	—	—	—	237,011	—	—	—	237,011
Purchase of Common Stock	(7,548)	—	—	—	—	7,548	(321,665)	(321,665)
Dividends ($0.70 per share)	—	—	—	(57,634)	—	—	—	(57,634)
Share-based Compensation Issuances and Exercises	355	—	(18,356)	(1,730)	—	(355)	16,430	(3,656)
Tax Benefit from Share-based Compensation Issuances and Exercises	—	—	(466)	—	—	—	—	(466)
Share-based Compensation Expense	—	—	52,922	—	—	—	—	52,922
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(19,152)	—		(19,152)
Foreign Currency Translation Adjustments	—	—	—	—	(427)	—		(427)
Balance, February 2, 2013	78,445	$1,033	$403,271	$2,567,261	$(13,288)	24,855	$(1,140,009)	$1,818,268
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	2012	2011	2010
		(Restated see Note 4)
OPERATING ACTIVITIES:
Net Income	$237,011	$143,934	$155,709
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	224,245	232,956	229,153
Non-Cash Charge for Asset Impairment	7,407	68,022	50,631
Loss on Disposal / Write-off of Assets	11,866	22,460	7,064
Lessor Construction Allowances	22,522	41,509	35,281
Amortization of Deferred Lease Credits	(45,942)	(48,258)	(48,373)
Deferred Taxes	(21,543)	(31,252)	(28,001)
Share-Based Compensation	52,922	51,093	40,599
Tax Benefit (Deficiency) from Share-Based Compensation	(466)	2,973	(1,053)
Excess Tax Benefit from Share-Based Compensation	(1,198)	(4,821)	—
Auction Rate Securities (Gain) Loss	(2,454)	13,442	—
Changes in Assets and Liabilities:
Inventories	253,650	(216,133)	(79,869)
Accounts Payable and Accrued Expenses	(34,692)	130,180	27,108
Income Taxes	37,628	4,754	63,807
Other Assets and Liabilities	(56,785)	(45,640)	(60,267)
NET CASH PROVIDED BY OPERATING ACTIVITIES	684,171	365,219	391,789
INVESTING ACTIVITIES:
Capital Expenditures	(339,862)	(318,598)	(160,935)
Purchase of Trust-Owned Life Insurance Policies	—	—	(16,583)
Proceeds from Sales of Marketable Securities	101,963	2,650	84,542
Other Investing	(9,339)	(24,741)	—
NET CASH USED FOR INVESTING ACTIVITIES	(247,238)	(340,689)	(92,976)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	2,676	46,530	13,941
Excess Tax Benefit from Share Based Compensation	1,198	4,821	—
Proceeds from Borrowings under Credit Agreement	135,000	—	—
Repayment of Borrowings under Credit Agreement	(135,000)	(45,002)	(12,093)
Purchase of Common Stock	(321,665)	(196,605)	(76,158)
Dividends Paid	(57,634)	(60,956)	(61,656)
Change in Outstanding Checks and Other	(4,646)	(14,117)	(9,367)
NET CASH USED FOR FINANCING ACTIVITIES	(380,071)	(265,329)	(145,333)
EFFECT OF EXCHANGE RATES ON CASH	3,148	(2,059)	2,923
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	60,010	(242,858)	156,403
Cash and Equivalents, Beginning of Period	583,495	826,353	669,950
CASH AND EQUIVALENTS, END OF PERIOD	$643,505	$583,495	$826,353
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(12,919)	$23,040	$18,741
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2012” represent the 53-week fiscal year ended February 2, 2013; to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012; and to “Fiscal 2010” represent the 52-week fiscal year ended January 29, 2011. In addition, all references herein to “Fiscal 2013” represent the 52-week fiscal year that will end on February 1, 2014.
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
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico, including outlet stores. The International Stores reportable segment includes the results of store operations in Canada, Europe and Asia and sell-off of merchandise to authorized third-party resellers. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both domestic and international.
Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall expense includes all expenses contained “within the four walls of the stores.” The four-wall expense includes: cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business, less call center, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs. All costs excluded from the three reportable segments are included in Other.
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s segment information as of, and for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. All results reported below have been adjusted based on the change in accounting principle as noted in Note 4.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
February 2, 2013
Net Sales	$2,615,138	$1,195,016	$700,651	$4,510,805	—	$4,510,805
Depreciation and Amortization	94,367	67,972	5,198	167,537	56,708	224,245
Operating Income(2)	432,040	350,871	269,479	1,052,390	(678,157)	374,233
Total Assets	587,334	840,317	63,063	1,490,714	1,496,687	2,987,401
Capital Expenditures	3,016	218,933	22,567	244,516	95,346	339,862
January 28, 2012
Net Sales	2,710,842	894,616	552,600	4,158,058	—	4,158,058
Depreciation and Amortization	125,827	35,844	2,876	164,547	68,409	232,956
Operating Income(3)	362,760	282,462	224,759	869,981	(648,597)	221,384
Total Assets	755,330	661,680	90,922	1,507,932	1,609,100	3,117,032
Capital Expenditures	1,105	229,959	8,367	239,431	79,167	318,598
January 29, 2011
Net Sales	2,546,798	517,005	404,974	3,468,777	—	3,468,777
Depreciation and Amortization	149,533	17,680	3,154	170,367	58,786	229,153
Operating Income(4)	392,626	192,583	197,809	783,018	(545,838)	237,180
Total Assets	898,157	370,209	46,331	1,314,697	1,679,325	2,994,022
Capital Expenditures	24,706	85,435	816	110,957	49,978	160,935

(1)
Includes corporate functions such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead. Operating Income includes: marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs.

(2)	Includes charges for asset impairments of $7.4 million for U.S. Stores.

(3)	Includes charges for asset impairments and write-down of store-related long-lived assets of $52.1 million and $15.9 million for U.S. Stores and International Stores, respectively.

(4)	Includes charges for asset impairments of $50.6 million for U.S. Stores.
Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(in thousands):
United States	$3,087,205	$3,108,380	$2,821,993
Europe	1,137,664	822,473	443,836
Other International	285,936	227,205	202,948
Total	$4,510,805	$4,158,058	$3,468,777
Long-Lived Assets:

	February 2, 2013	January 28, 2012
	(in thousands):
United States	$742,926	$794,723
Europe	496,960	366,647
Other International	177,780	156,361
Total	$1,417,666	$1,317,731
Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
CASH AND EQUIVALENTS
See Note 6, “CASH AND EQUIVALENTS.”
INVESTMENTS
See Note 7, “INVESTMENTS.”
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
INVENTORIES
During the fourth quarter of Fiscal 2012, the Company elected to change its inventory valuation method from the lower of cost or market utilizing the retail method to the lower of cost or market under the weighted average cost method. The Company believes the new method is preferable as it is consistent with the practices of other specialty retailers and better aligns with the way the Company manages its business with a focus on the actual margin realized. See Note 4, “CHANGE IN ACCOUNTING PRINCIPLE,” for further details on the accounting change.
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income. This adjustment is based on management's judgment

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory as of February 2, 2013, January 28, 2012 and January 29, 2011 was $9.9 million, $13.0 million and $10.2 million, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $11.8 million, $10.3 million and $9.1 million at February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
Ending inventory balances were $427.0 million, $679.9 million and $464.6 million at February 2, 2013, January 28, 2012 and January 29, 2011, respectively. These balances included inventory in transit balances of $34.8 million, $103.1 million and $55.0 million at February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Inventory in transit is considered to be all merchandise owned by Abercrombie & Fitch that has not yet been received at an Abercrombie & Fitch distribution center.
OTHER CURRENT ASSETS
Other current assets include prepaid rent, current store supplies, derivative contracts and other prepaids.
PROPERTY AND EQUIPMENT
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives which are principally: 30 years for buildings; from three to 15 years for leasehold improvements and furniture and fixtures; from three to seven years for information technology; and from three to 20 years for other property and equipment; or lease term, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend service lives of the related assets are capitalized.
Long-lived assets, primarily comprised of property and equipment, are reviewed whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The primary triggering events are (1) when the Company believes that it is more likely than not that long-lived assets will be disposed of before the end of their previously estimated useful life (e.g., store closures before the end of a lease) and (2) if the Company’s performance in any quarter indicates that there has been a long-term and significant change in the economics of the business. The Company reviews long-lived assets for impairments in the quarter in which a triggering event occurs.
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
The impairment evaluation is performed as a two-step test. First, the Company utilizes an undiscounted future cash flow model to test the individual asset groups for recoverability. If the net carrying value of the asset group exceeds the undiscounted cash flows, the Company proceeds to step two. Under step two, an impairment loss is recognized for the excess of net book value over the fair value of the assets. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. See Note 9, “PROPERTY AND EQUIPMENT, NET,” for further discussion.
The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.
INCOME TAXES
Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Currently, there is an immaterial valuation allowance provided for foreign net operating losses.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years; provision-to-return adjustments; tax-exempt income; and the settlement of tax audits.
See Note 15, “INCOME TAXES,” for a discussion regarding the Company’s policies for uncertain tax positions.
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
The majority of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income (Loss). Foreign currency transactions resulted in a gain of $3.3 million for Fiscal 2012, a gain of $1.3 million for Fiscal 2011 and an immaterial gain for Fiscal 2010.
DERIVATIVES
See Note 18, “DERIVATIVES.”
CONTINGENCIES
In the normal course of business, the Company must make estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required. See Note 21, “CONTINGENCIES,” for further discussion.
STOCKHOLDERS’ EQUITY
At February 2, 2013 and January 28, 2012, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 78.4 million and 85.6 million shares were outstanding at February 2, 2013 and January 28, 2012, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, none of which were outstanding at February 2, 2013 and January 28, 2012. In addition, 15.0 million shares of A&F’s Preferred Stock, $0.01 par value, were authorized, none of which have been issued. See Note 23, “PREFERRED STOCK PURCHASE RIGHTS” for information about Preferred Stock Purchase Rights.
Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.
REVENUE RECOGNITION
The Company recognizes store sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise, which is based on shipping terms and historical delivery terms. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as Stores and Distribution Expense. Associate discounts are classified as a reduction of net sales. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve was $9.3 million, $7.0 million and $10.3 million at February 2, 2013, January 28, 2012 and January 29, 2011, respectively.
The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer (recognized as revenue) or when the Company determines that the likelihood of redemption is remote, referred to as “gift card breakage” (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At February 2, 2013 and January 28, 2012, the gift card liabilities on the Company’s Consolidated Balance Sheets were $47.7 million.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recognized other operating income for gift card breakage of $6.9 million, $7.2 million and $7.8 million, respectively.
The Company does not include tax amounts collected as part of the sales transaction in its net sales results.
COST OF GOODS SOLD
Cost of goods sold is primarily comprised of: cost incurred to ready inventory for sale, including product costs, freight, and import cost, as well as changes in reserves for shrink and lower of cost or market reserves. Gains and losses associated with foreign currency exchange contracts related to hedging of inventory purchases are also recognized in cost of goods sold when the inventory being hedged is sold.
STORES AND DISTRIBUTION EXPENSE
Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as Direct-to-Consumer expense and Distribution Center (“DC”) expense.
Shipping and handling costs, including costs incurred to store, move and prepare products for shipment, and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $78.6 million, $53.6 million and $38.9 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $59.4 million, $62.8 million and $42.8 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income. Costs incurred to physically move the product to the stores is recorded in Cost of Goods Sold in our Consolidated Statements of Operations and Comprehensive Income.
MARKETING, GENERAL & ADMINISTRATIVE EXPENSE
Marketing, general and administrative expense includes: photography and media ads; store marketing; home office compensation, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation; recruiting; samples and travel expenses.
OTHER OPERATING EXPENSE (INCOME), NET
Other operating expense (income) consists primarily of the following: income related to gift card balances whose likelihood of redemption has been determined to be remote; gains and losses on foreign currency transactions; business interruption insurance recoveries; and the net impact of the change in valuation related to other-than-temporary impairments associated with auction rate securities ("ARS"). See Note 7, “INVESTMENTS.”
WEBSITE AND ADVERTISING COSTS
Website and advertising costs related to direct-to-consumer operations are expensed as incurred as a component of Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income.
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and interest expense.
The Company recorded a cumulative correction during the fourth quarter of Fiscal 2011 relating to four specific leasing transactions to recognize approximately $33.0 million of long-lived assets and a corresponding financing obligation. In connection with the cumulative correction during the fourth quarter of Fiscal 2011, the Company reversed $1.2 million of previously recognized expense, primarily rent expense, of which $1.1 million related to reversal of expense recognized during the first three quarters of Fiscal 2011. The Company does not believe the correction was material to any current or prior interim or annual periods that were affected.
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
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	2012	2011	2010
Shares of Common Stock issued	103,300	103,300	103,300
Treasury shares	(21,360)	(16,452)	(15,239)
Weighted-Average — basic shares	81,940	86,848	88,061
Dilutive effect of stock options, stock appreciation rights and restricted stock units	1,235	2,689	1,790
Weighted-Average — diluted shares	83,175	89,537	89,851
Anti-Dilutive shares (1)	5,228	2,452	6,019

(1)
Reflects the number of shares subject to outstanding stock options, stock appreciation rights and restricted stock units, but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

SHARE-BASED COMPENSATION
See Note 5, “SHARE-BASED COMPENSATION.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.    CHANGE IN ACCOUNTING PRINCIPLE
The Company elected to change its method of accounting for inventory from the lower of cost or market utilizing the retail method to the weighted average cost method effective February 2, 2013. In accordance with generally accepted accounting principles, all periods have been retroactively adjusted to reflect the period-specific effects of the change to the weighted average cost method. The Company believes that accounting under the weighted average cost method is preferable as it better aligns with the Company's focus on realized selling margin and improves the comparability of the Company's financial results with those of its competitors. Additionally, it will improve the matching of cost of goods sold with the related net sales and reflect the acquisition cost of inventory outstanding at each balance sheet date. The cumulative adjustment as of January 30, 2010, was an increase in its inventory of $73.6 million and an increase in retained earnings of $47.3 million.

As a result of the retroactive application of the change in accounting for inventory, the following items in the Company's Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows have been restated:

Fiscal Year Ended January 28, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$4,158,058	$—	$4,158,058
Cost of Goods Sold	1,639,188	(31,354)	1,607,834
Gross Profit	2,518,870	31,354	2,550,224
Operating Income	190,030	31,354	221,384
Income from Continuing Operations Before Taxes	186,453	31,354	217,807
Tax Expense for Continuing Operations	59,591	15,078	74,669
Net Income from Continuing Operations	126,862	16,276	143,138
Net Income	127,658	16,276	143,934
Net Income Per Share from Continuing Operations:
Basic	$1.46	$0.19	$1.65
Diluted	$1.42	$0.18	$1.60
Net Income Per Share:
Basic	$1.47	$0.19	$1.66
Diluted	$1.43	$0.18	$1.61
Foreign Currency Translation Adjustments	(8,655)	(3)	(8,658)
Other Comprehensive Income (Loss)	12,971	(3)	12,968
Comprehensive Income	140,629	16,273	156,902

	As Reported	Effect of Change	As Restated

Cash flow from operating activities:
Net Income	$127,658	$16,276	$143,934
Deferred Taxes	(46,330)	15,078	(31,252)
Inventories	(184,784)	(31,349)	(216,133)

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year Ended January 29, 2011 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$3,468,777	$—	$3,468,777
Cost of Goods Sold	1,256,596	(5,248)	1,251,348
Gross Profit	2,212,181	5,248	2,217,429
Operating Income	231,932	5,248	237,180
Income from Continuing Operations Before Taxes	228,570	5,248	233,818
Tax Expense for Continuing Operations	78,287	(178)	78,109
Net Income from Continuing Operations	150,283	5,426	155,709
Net Income	150,283	5,426	155,709
Net Income Per Share from Continuing Operations:
Basic	$1.71	$0.06	$1.77
Diluted	$1.67	$0.06	$1.73
Net Income Per Share:
Basic	$1.71	$0.06	$1.77
Diluted	$1.67	$0.06	$1.73
Foreign Currency Translation Adjustments	3,399	$(161)	$3,238
Other Comprehensive Income (Loss)	2,457	$(161)	$2,296
Comprehensive Income	152,740	$5,265	$158,005

	As Reported	Effect of Change	As Restated

Cash flow from operating activities:
Net Income	$150,283	$5,426	$155,709
Deferred Taxes	(27,823)	(178)	(28,001)
Inventories	(74,689)	(5,180)	(79,869)

As a result of the retroactive application of the change in accounting for inventories, the following items in the Company's Consolidated Balance Sheets have been restated:

January 28, 2012 (in thousands):

	As Reported	Effect of Change	As Restated

Inventories	$569,818	$110,117	$679,935
Deferred Income Taxes	77,120	(41,238)	35,882
Total Current Assets	1,488,775	68,879	1,557,654
Total Assets	3,048,153	68,879	3,117,032
Retained Earnings	2,320,571	69,043	2,389,614
Total Stockholders' Equity	1,862,456	68,879	1,931,335
Total Liabilities and Stockholders' Equity	3,048,153	68,879	3,117,032

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $52.9 million, $51.1 million and $40.6 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. The Company also recognized $20.1 million, $19.2 million and $14.7 million in tax benefits related to share-based compensation for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
The fair value of share-based compensation awards is recognized as compensation expense on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of February 2, 2013, is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.
Share-based compensation expense is recognized, net of estimated forfeitures, over the requisite service period on a straight-line basis. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures was $1.3 million, $1.6 million and $4.5 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
A&F issues shares of Common Stock for stock option and stock appreciation right exercises and restricted stock unit vestings from treasury stock. As of February 2, 2013, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding without having to repurchase additional shares of Common Stock. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
In the event, at each reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (the “2007 LTIP”) and the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan (the “2005 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the 2007 LTIP, or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.
Plans
As of February 2, 2013, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock options, stock appreciation rights and restricted stock units to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the Chairman and Chief Executive Officer (the "CEO") ) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under the 2007 LTIP have a vesting period defined as the shorter of four years or the period from the award date through the end of the CEO's employment agreement subject to the

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of performance-based criteria for awards granted subsequent to May 7, 2012. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
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
Stock Options
The Company did not grant any stock options during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

Below is a summary of stock option activity for Fiscal 2012:

Stock Options	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	714,997	$60.72
Granted	—	—
Exercised	(99,122)	27.02
Forfeited or expired	(46,475)	75.27
Outstanding at February 2, 2013	569,400	$65.40	$2,282,298	4.3
Stock options exercisable at February 2, 2013	568,400	$65.47	$2,254,098	4.3
Stock options expected to become exercisable in the future as of February 2, 2013	996	$22.87	$28,078	6.0
The total intrinsic value of stock options which were exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $2.0 million, $48.5 million and $10.7 million, respectively.
The grant date fair value of stock options that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $1.3 million, $2.4 million and $4.0 million, respectively.
As of February 2, 2013, there was no unrecognized compensation cost related to stock options.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Fiscal Year
	Chairman and Chief Executive Officer			Other Executive Officers			All Other Associates
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Grant date market price	—	$56.86	$44.86	$52.89	$54.87	$44.86	$51.31	$55.12	$44.32
Exercise price	—	$56.86	$44.86	$52.89	$54.87	$44.86	$51.31	$55.12	$44.32
Fair value	—	$22.99	$16.96	$23.53	$22.29	$16.99	$21.90	$21.98	$16.51
Assumptions:
Price volatility	—	53%	50%	56%	53%	51%	61%	55%	53%
Expected term (years)	—	4.6	4.7	5.0	4.7	4.5	4.1	4.1	4.1
Risk-free interest rate	—	1.8%	2.3%	1.3%	2.0%	2.3%	0.9%	1.7%	2.0%
Dividend yield	—	1.5%	2.1%	1.1%	1.6%	2.1%	1.2%	1.6%	2.1%
Below is a summary of stock appreciation rights activity for Fiscal 2012:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2012	9,039,334	$39.66
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	212,500	52.89
All Other Associates	151,300	51.31
Exercised	(63,150)	30.27
Forfeited or expired	(93,125)	44.61
Outstanding at February 2, 2013	9,246,859	$40.17	$114,456,670	4.3
Stock appreciation rights exercisable at February 2, 2013	2,134,871	$42.55	$21,259,648	4.8
Stock appreciation rights expected to become exercisable in the future as of February 2, 2013	7,057,622	$39.38	$93,026,530	4.1
The total intrinsic value of stock appreciation rights exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.9 million, $11.0 million and $1.8 million, respectively.
The grant date fair value of stock appreciation rights that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $24.1 million, $11.3 million and $5.0 million, respectively.
As of February 2, 2013, there was $41.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of six months.
Restricted Stock Units
Below is a summary of restricted stock unit activity for Fiscal 2012:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2012	1,189,292	$49.11
Granted	625,615	48.07
Vested	(374,352)	52.18
Forfeited	(241,875)	52.82
Non-vested at February 2, 2013	1,198,680	$46.88

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock units granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $30.1 million, $31.2 million and $17.9 million, respectively.
The total grant date fair value of restricted stock units and restricted shares which vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $19.5 million, $24.3 million and $24.3 million, respectively.
As of February 2, 2013, there was $38.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of six months.

6.    CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	February 2, 2013	January 28, 2012
Cash and equivalents:
Cash	$398,508	$374,479
Cash equivalents	244,997	209,016
Total cash and equivalents	$643,505	$583,495
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $31.1 million on February 2, 2013 and $30.0 million on January 28, 2012. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

7.    INVESTMENTS
Investments consisted of (in thousands):

	February 2, 2013	January 28, 2012
Marketable securities:
Available-for-sale securities:
Auction rate securities — student loan backed	$—	$84,650
Auction rate securities — municipal authority bonds	—	14,858
Total available-for-sale securities	—	99,508
Rabbi Trust assets:(1)
Money market funds	22	23
Trust-owned life insurance policies (at cash surrender value)	87,575	85,126
Total Rabbi Trust assets	87,597	85,149
Total Investments	$87,597	$184,657

(1)	Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use.
During Fiscal 2012, the Company sold its remaining ARS. As of January 28, 2012, the Company held $113 million in par value of auction rate securities at a recorded fair value of $99.5 million. Based on the sale of the remaining ARS, the Company recorded a gain of $2.5 million for Fiscal 2012.
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.4 million and $2.5

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million for Fiscal 2012 and Fiscal 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

8.	FAIR VALUE
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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of February 2, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
ASSETS:
Money market funds(1)	$245,019	$—	$—	$245,019
Derivative financial instruments	—	2,493	—	2,493
Total assets measured at fair value	$245,019	$2,493	$—	$247,512
LIABILITIES:
Derivative financial instruments	—	9,987	—	9,987
Total liabilities measured at fair value	$—	$9,987	$—	$9,987

(1)	Includes $245.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were immaterial.

	Assets and Liabilities at Fair Value as of January 28, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
ASSETS:
Money market funds(1)	$209,039	$—	$—	$209,039
ARS — available-for-sale — student loan backed	—	—	84,650	84,650
ARS — available-for-sale — municipal authority bonds	—	—	14,858	14,858
Derivative financial instruments	—	10,770	—	10,770
Total assets measured at fair value	$209,039	$10,770	$99,508	$319,317
LIABILITIES:
Derivative financial instruments	—	1,458	—	1,458
Total liabilities measured at fair value	$—	$1,458	$—	$1,458

(1)	Includes $209.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were immaterial.
The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
The level 3 assets included available-for-sale investments in insured student loan backed ARS and insured municipal authority bond ARS.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below includes a roll-forward of the Company’s level 3 assets and liabilities from January 28, 2012 to February 2, 2013. When a determination is made to classify an asset or liability within level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial assets and liabilities may include observable components.

	Available-for-sale ARS - Student Loans	Available-for-sale ARS - Muni Bonds	Total
		(in thousands)
Fair value, January 28, 2012	$84,650	$14,858	$99,508
Dispositions	(85,524)	(16,439)	(101,963)
Gains and (losses), net:
Reported in Net Income	874	1,581	2,455
Fair value, February 2, 2013	$—	$—	$—

9.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	February 2, 2013	January 28, 2012
Land	$36,890	$36,890
Buildings	297,243	267,566
Furniture, fixtures and equipment	707,061	614,641
Information technology	289,656	237,245
Leasehold improvements	1,449,568	1,340,487
Construction in progress	90,573	113,663
Other	44,081	44,727
Total	$2,915,072	$2,655,219
Less: Accumulated depreciation and amortization	(1,606,840)	(1,457,948)
Property and equipment, net	$1,308,232	$1,197,271
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
In the fourth quarter of Fiscal 2012, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred store-related asset impairment charges of $7.4 million included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2012. The asset impairment charge was primarily related to one Abercrombie & Fitch, three abercrombie kids, 12 Hollister, and one Gilly Hicks store.
In the fourth quarter of Fiscal 2011, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred store-related asset impairment charges of $68.0 million, included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2011. The asset impairment charge was related to 14 Abercrombie & Fitch, 21 abercrombie kids, 42 Hollister, and two Gilly Hicks stores.
In Fiscal 2010, as a result of the review of long-lived store-related assets, the Company incurred store-related asset impairment charges of $50.6 million, included in Stores and Distribution Expense on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2010. The asset impairment charge was primarily related to 13 Gilly Hicks stores. The charge also included two Abercrombie & Fitch, two abercrombie kids and nine Hollister stores.
Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the individual store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical experience was used to determine the fair value by asset type. Included in property and equipment, net, are store-related assets previously impaired and measured at a fair value of $10.2 million and $13.1 million, net of accumulated depreciation, as of February 2, 2013 and January 28, 2012, respectively.
The following table presents quantitative information related to the unobservable inputs used in the Company's level 3 fair value measurements for the impairment loss incurred in Fiscal 2012.

UNOBSERVABLE INPUT	VALUE
Weighted average cost of capital (1)	12%
Annual revenue growth rates (2)	2%

(1)	The Company utilized the year-end weighted average cost of capital in the discounted cash flow model.

(2)	The Company utilized an annual revenue growth rate in the discounted cash flow model.
In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that it has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to depreciate the asset over its useful life. The Company had $55.2 million and $47.5 million of construction project assets in Property and Equipment, Net at February 2, 2013 and January 28, 2012, respectively.

10.	OTHER ASSETS
Other assets consisted of (in thousands):

	2012	2011
Rabbi Trust	$87,597	$85,149
Long-term deposits	71,486	78,617
Non-current deferred tax assets	50,387	29,165
Long-term supplies	42,404	36,739
Restricted cash	31,137	30,043
Intellectual property	30,811	31,760
Prepaid income tax on intercompany items	19,217	16,049
Other	38,306	39,727
Other assets	$371,345	$347,249
Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements. Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies, and construction materials. Other includes prepaid leases and various other assets.

11.	DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized as a reduction of rent expense over the respective lives of the related leases, consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Deferred lease credits	$550,527	$551,468
Amortized deferred lease credits	(343,076)	(327,399)
Total deferred lease credits, net	$207,451	$224,069

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    LEASED FACILITIES
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
Store lease terms may also require additional payments covering taxes, common area costs and certain other expenses.
A summary of rent expense follows (in thousands):

	2012	2011	2010
Store rent:
Fixed minimum	$414,061	$388,004	$333,419
Contingent	16,828	16,942	9,306
Deferred lease credits amortization	(45,926)	(48,219)	(48,373)
Total store rent expense	384,963	356,727	294,352
Buildings, equipment and other	6,259	4,719	4,988
Total rent expense	$391,222	$361,446	$299,340
At February 2, 2013, the Company was committed to non-cancelable leases with remaining terms of one to 18 years. Excluded from the obligations below are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations below, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. A summary of operating lease commitments, including $71.7 million of leasehold financing obligations and related interest as discussed in Note 17, under non-cancelable leases follows (in thousands):

Fiscal 2013	$418,478
Fiscal 2014	$391,925
Fiscal 2015	$361,257
Fiscal 2016	$343,337
Fiscal 2017	$242,735
Thereafter	$868,479

13.	ACCRUED EXPENSES
Accrued expenses consisted of (in thousands):

	2012	2011
Accrued payroll and related costs	$74,747	$57,633
Accrued taxes	56,219	68,138
Gift card liability	47,683	47,669
Accrued rent	36,861	33,966
Construction in progress	34,732	47,526
Other	145,492	114,141
Accrued expenses	$395,734	$369,073

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store and home office operations.

14.	OTHER LIABILITIES
Other liabilities consisted of (in thousands):

	2012	2011
Accrued straight-line rent	$119,057	$114,136
Deferred compensation	93,211	84,573
Uncertain tax positions, including interest and penalties	16,047	19,496
Other	17,678	27,213
Other liabilities	$245,993	$245,418
Deferred compensation includes the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 20, “RETIREMENT BENEFITS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INCOME TAXES
Income from continuing operations before taxes was comprised of (in thousands) (amounts restated due to change in accounting principle referenced in Note 4):

	2012	2011	2010
Domestic	$302,589	$192,312	$188,444
Foreign	64,356	25,495	45,374
Total	$366,945	$217,807	$233,818
Domestic income from continuing operations above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties, including those related to international direct-to-consumer operations, and interest. The provision for tax expense from continuing operations consisted of (in thousands):

	2012	2011	2010
Current:
Federal	$111,761	$100,495	$94,922
State	15,323	11,085	16,126
Foreign	17,984	13,262	11,395
	$145,068	$124,842	$122,443
Deferred:
Federal	$(10,456)	$(32,776)	$(33,441)
State	458	(8,662)	(7,299)
Foreign	(5,136)	(8,735)	(3,594)
	$(15,134)	$(50,173)	$(44,334)
Total provision	$129,934	$74,669	$78,109
Reconciliation between the statutory federal income tax rate and the effective tax rate for continuing operations is as follows:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	2.7	3.9	2.5
Tax effect of foreign earnings	(1.8)	(3.0)	(3.7)
Other items, net	(0.5)	(1.6)	(0.4)
Total	35.4%	34.3%	33.4%
Amounts paid directly to taxing authorities were $122.7 million, $118.2 million, and $85.1 million in Fiscal 2012, Fiscal 2011, and Fiscal 2010, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation	$83,529	$69,296
Accrued expenses	18,971	20,356
Rent	39,061	41,424
Foreign net operating losses (NOLs)	12,107	11,687
Reserves	6,698	7,669
Realized and unrealized investment losses	592	5,565
Valuation allowance	(158)	(2,531)
Total deferred tax assets	$160,800	$153,466
Deferred tax liabilities:
Property and equipment	(57,875)	(70,961)
Inventory	(13,156)	(8,164)
Store supplies	(9,990)	(10,591)
Other	(2,140)	(1,245)
Total deferred tax liabilities	$(83,161)	$(90,961)
Net deferred income tax assets	$77,639	$62,505
Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax liability of $0.8 million and a deferred tax asset of $1.6 million for Fiscal 2012 and Fiscal 2011, respectively. These deferred taxes are not reflected in the table above.
As of February 2, 2013 and January 28, 2012, the Company had deferred tax assets related to foreign net operating loss carryovers that could be utilized to reduce future years’ tax liabilities, totaling $12.1 million and $11.7 million, respectively. A portion of these net operating loss carryovers begin expiring in the year 2016 and some have an indefinite carryforward period. Management believes it is more likely than not that these net operating loss carryovers will reduce future years’ tax liabilities in certain foreign jurisdictions less the associated valuation allowance. As of February 2, 2013 and January 28, 2012, the foreign subsidiaries’ net operating valuation allowances were immaterial and $2.5 million, respectively.
No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.
A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2012	2011	2010
	(in thousands)
Uncertain tax positions, beginning of the year	$13,404	$14,827	$29,437
Gross addition for tax positions of the current year	1,084	1,183	562
Gross addition for tax positions of prior years	227	1,602	1,734
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(2,053)	(2,448)	(2,328)
Settlements during the period	(1,480)	(1,631)	(14,166)
Changes in judgment	(66)	(129)	(412)
Uncertain tax positions, end of year	$11,116	$13,404	$14,827
The amount of the above uncertain tax positions at February 2, 2013, January 28, 2012 and January 29, 2011 which would impact the Company’s effective tax rate, if recognized, was $11.1 million, $13.4 million and $14.8 million, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Interest and penalties of $4.9 million had been accrued, at the end of Fiscal 2012, compared to $6.1 million accrued at the end of Fiscal 2011.
The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2012 as part of the IRS’s Compliance Assurance Process program. IRS examinations for Fiscal 2011 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state income tax returns in the process of examination or administrative appeals. The outcome of the examinations is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease in the range of $7 million to $12 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, and a range of $2.5 million to $10 million of which would reduce income tax expense.
The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
As of February 2, 2013, U.S. taxes have not been provided on approximately $99.6 million of unremitted earnings of subsidiaries operating outside of the United States. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to Abercrombie & Fitch or a U.S. affiliate, or if Abercrombie & Fitch were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

16.	BORROWINGS
On July 28, 2011, the Company entered into an unsecured Amended and Restated Credit Agreement, as amended by Amendment No. 1, made as of February 24, 2012, and Amendment No. 2, made as of January 23, 2013, (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes, including repurchases of A&F's Common Stock.
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
The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00 at the end of each testing period. The Company was in compliance with the applicable ratio requirements and other covenants at February 2, 2013.

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
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at February 2, 2013 and January 28, 2012. Stand-by letters of credit outstanding, under the Amended and Restated Credit Agreement, on February 2, 2013 and January 28, 2012 were immaterial.
As of February 2, 2013 and January 28, 2012, the Company did not have any borrowings under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement to increase its flexibility and available liquidity. On January 23, 2013, the Company entered into Amendment No.1 to the Term Loan Agreement (the "Term Loan Agreement") lowering its availability to $150 million. In conjunction with the Term Loan Agreement Amendment, the Company amended the Amended and Restated Credit Agreement (via Amendment No. 2 thereto) on January 23, 2013, principally to lower the required Coverage Ratio to 1.75 to 1.00. Proceeds from the Term Loan Agreement may be used for any general corporate purpose. The Term Loan will mature on February 23, 2017, with quarterly amortization payments of principal beginning in May 2013. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement.
As of February 2, 2013, the Company did not have any borrowings outstanding under the Term Loan Agreement.
Total interest expense on borrowings was $3.8 million, $2.5 million and $4.5 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

17.    LEASEHOLD FINANCING OBLIGATIONS
As of February 2, 2013 and January 28, 2012, the Company had $63.9 million and $57.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved with the construction of the building. If the Company determines that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $6.8 million, $5.3 million and $3.3 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

18.	DERIVATIVES
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company accounts receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of February 2, 2013, the maximum length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was ten months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of February 2, 2013 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company nets derivative assets and liabilities on the Consolidated Balance Sheets to the extent that master netting arrangements meet the specific accounting requirements set forth by U.S. GAAP.
As of February 2, 2013, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$151,138
British Pound	$98,600
Canadian Dollar	$8,816

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of February 2, 2013.
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 2, 2013, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$23,195
Swiss Franc	$10,935
British Pound	$8,079
Japanese Yen	$4,080
Canadian Dollar	$2,031

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of February 2, 2013.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	February 2, 2013	January 28, 2012	Balance Sheet Location	February 2, 2013	January 28, 2012
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$1,967	$10,766	Other Liabilities	$9,270	$874
Derivatives Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$526	$4	Other Liabilities	$717	$584
Total	Other Current Assets	$2,493	$10,770	Other Liabilities	$9,987	$1,458
Refer to Note 8, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for Fiscal 2012 and Fiscal 2011, respectively, on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Fiscal 2012	Fiscal 2011
		February 2, 2013	January 28, 2012
	Location	Gain/(Loss)	Gain/(Loss)
(in thousands)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income (Expense), Net	$1,946	$1,503

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	February 2, 2013	January 28, 2012		February 2, 2013	January 28, 2012		February 2, 2013	January 28, 2012
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$(4,003)	$14,415	Cost of Goods Sold	$17,510	$982	Other Operating Expense (Income), Net	$226	$(1,190)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

19.	DISCONTINUED OPERATIONS
On June 16, 2009, A&F’s Board of Directors approved the closure of the Company’s 29 RUEHL branded stores and related direct-to-consumer operations. The Company completed the closure of the RUEHL branded stores and related direct-to-consumer operations during the fourth quarter of Fiscal 2009.
Accordingly, the results of operations of RUEHL are reflected in Income from Discontinued Operations, Net of Tax on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2010.

20.	RETIREMENT BENEFITS
The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $21.1 million in Fiscal 2012, $16.4 million in Fiscal 2011 and $19.4 million in Fiscal 2010.
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) to provide additional retirement income to its CEO. Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded net expense of $3.9 million, $1.3 million and $2.7 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, associated with the SERP.
The expense for Fiscal 2010, included an expense of $2.1 million to correct a cumulative under accrual of the SERP relating to prior periods, primarily Fiscal 2008. The Company does not believe this correction was material to the periods affected.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	CONTINGENCIES
A&F is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate to do so under applicable accounting rules. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established.

22.	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” (“ASC 820-10”) was amended to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and became effective for the Company beginning January 29, 2012. The adoption did not have a material effect on our consolidated financial statements.
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
In February 2013, the FASB issued ASU 2013-02, which further amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements will give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. Since the guidance relates only to presentation and disclosure of information, adoption is not expected to have a material effect on our consolidated financial condition or results of operations.

23.	PREFERRED STOCK PURCHASE RIGHTS
On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock, par value $0.01 per share (the "Common Stock"), of A&F. The dividend was paid on July 28, 1998 to stockholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on the Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 and prior to the Distribution Date has been, and will be issued, with 0.50 Right attached so that all shares of Common Stock outstanding prior to the Distribution Date will have 0.50 Right attached.
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Rights holders have no rights as a stockholder of A&F, including no right to vote or to receive dividends.

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial results for Fiscal 2012 and Fiscal 2011 follows (in thousands, except per share amounts):

Fiscal Quarter 2012(1)	First(2)	Second(3)	Third(4)	Fourth(5)
Net sales	$921,218	$951,407	$1,169,649	$1,468,531
Gross profit	$541,092	$592,451	$752,514	$930,652
Net income (loss) (10)	$(21,305)	$17,051	$84,036	$157,229
Net income (loss) per diluted share	$(0.25)	$0.20	$1.02	$1.95

Fiscal Quarter 2011(1)	First(6)	Second(7)	Third(8)	Fourth(9)
Net sales	$836,674	$916,763	$1,075,856	$1,328,766
Gross profit	$525,536	$578,465	$656,254	$789,970
Net income	$12,998	$28,119	$56,992	$45,825
Net income per diluted share	$0.14	$0.31	$0.64	$0.52

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Results reported above have been restated to reflect the change in method of accounting for inventory effective in the fourth quarter of Fiscal 2012. Refer to Note 4, “CHANGE IN ACCOUNTING PRINCIPLE,” for further discussion.

(2)
For the first quarter of Fiscal 2012, the change in accounting principle decreased gross profit by $35.3 million, decreased net income by $24.3 million and decreased net income per diluted share by $0.28.

(3)
For the second quarter of Fiscal 2012, the change in accounting principle decreased gross profit by $2.0 million, increased net income by $1.5 million and increased net income per diluted share by $0.01.

(4)
For the third quarter of Fiscal 2012, the change in accounting principle increased gross profit by $20.9 million, increased net income by $12.5 million and increased net income per diluted share by $0.15.

(5)	The fourth quarter of Fiscal 2012 includes impairment charges of $0.06 per diluted share.

(6)
For the first quarter of Fiscal 2011, the change in accounting principle decreased gross profit by $18.1 million, decreased net income by $12.1 million and decreased net income per diluted share by $0.14.

(7)
For the second quarter of Fiscal 2011, the change in accounting principle decreased gross profit by $4.6 million, decreased net income by $3.9 million and decreased net income per diluted share by $0.04.

(8)
For the third quarter of Fiscal 2011, the change in accounting principle increased gross profit by $9.7 million, increased net income by $6.1 million and increased net income per diluted share by $0.07.

(9)
For the fourth quarter of Fiscal 2011, the change in accounting principle increased gross profit by $44.3 million, increased net income by $26.2 million and increased net income per diluted share by $0.30. Additionally, the fourth quarter of Fiscal 2011 includes impairment charges of $0.50 per diluted share, asset write down charges of $0.10 per diluted share, store closure and lease exit charges of $0.13 per diluted share, legal charges of $0.07 per diluted share, and charges related to a change in intent with regarding the Company’s ARS portfolio of $0.10 per diluted share.

(10)
Tax expense for the fourteen weeks ended February 2, 2013 included $1.1 million to correct for understated tax expense relating to the fourth quarter of 2011. Additionally, the fourth quarter included certain other corrections related to the first three quarters of 2012 that have an immaterial effect on the fourth quarter. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

25.	SUBSEQUENT EVENT
On February 21, 2013, the Company drew down the full $150 million available under the Term Loan Agreement at an effective interest rate of 1.96%.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in fiscal 2012.
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
April 2, 2013

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended February 2, 2013. The Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 2, 2013, the end of the period covered by this Annual Report on Form 10-K.
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
With the participation of the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 2, 2013 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 2, 2013, A&F’s internal control over financial reporting was effective.
A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 2, 2013 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended February 2, 2013 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting except for the change in accounting principle to the weighted average cost method from the retail method of accounting for inventory.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information concerning directors, executive officers and persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.
Code of Business Conduct and Ethics
Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.
Audit Committee
Information concerning A&F’s Audit Committee, including the determination that the Audit Committee has at least one audit committee financial expert (as defined under applicable SEC rules) serving on the Audit Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.
Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors
Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013. These procedures have not materially changed from those described in A&F's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 14, 2012.

ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.
Information regarding the number of securities to be issued and remaining available under equity compensation plans as of February 2, 2013 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.
Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.
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

4.10
Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as an LC Issuer and a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.11
Amendment No. 2 to Amended and Restated Credit Agreement, made as of January 23, 2012, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canadian Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America N.A., as a Lender; U.S. Bank National Association, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated and filed January 25, 2013 (File No. 001-12107).

4.12
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

4.13
Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.14
Amendment No. 1 to Term Loan Agreement, made as of January 23, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated and filed January 25, 2013 (File No. 001-12107).

*10.1
Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2012 (File No. 001-12107).

*10.2
Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.3
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

*10.4
Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107).

*10.5
Amendment No. 1 to Michael S. Jeffries Employment Agreement, entered into on April 12, 2010, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107).

*10.6
Amendment No. 2 to Michael S. Jeffries Employment Agreement, made and entered into on January 28, 2011, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed January 31, 2011 (File No. 001-12107).

*10.7
Amendment No. 3 to Michael S. Jeffries Employment Agreement, made and entered into on May 7, 2012, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed May 9, 2012 (File No. 001-12107).

10.8
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

10.10
Letter of Understanding, dated November 12, 2010, between Michael S. Jeffries and Abercrombie & Fitch Management Co. in respect of the Gulfstream Agreement and the NetJets Agreement, incorporated herein by reference to Exhibit 10.11 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 001-12107).

*10.11
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

*10.12
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

*10.13
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

*10.14
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

*10.16
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

*10.19
Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004 and before June 13, 2007, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

*10.20
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006 and before June 13, 2007, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.21	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
*10.22
Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

*10.23
Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan.

*10.24	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F.
*10.25
Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.26
Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.27
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

*10.28
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

*10.29
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

*10.30
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

*10.31
Form of Restricted Stock Unit Award Agreement to be used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

*10.32	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.
*10.33
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

*10.34
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

*10.35
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

*10.36
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

*10.37
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

*10.38
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

*10.39
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

12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended February 2, 2013.
14.1
Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

18.1	Letter of Change in Accounting Principle
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (ii) Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (v) Notes to Consolidated Financial Statements***

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**	These certifications are furnished.

***	Electronically submitted herewith

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

ABERCROMBIE & FITCH CO.

Date: April 2, 2013	By /s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden,
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2013.

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

*
The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on April 2, 2013.

By	/s/ Jonathan E. Ramsden
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
10.23
Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan.

10.24	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F.
12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended February 2, 2013.
18.1	Letter of Change in Accounting Principle
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
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
101
The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (ii) Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (v) Notes to Consolidated Financial Statements