Form 10-Q
period 2013-05-04
ABERCROMBIE & FITCH CO /DE/
filed 2013-06-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at May 31, 2013
$.01 Par Value	78,347,109 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
		(Restated - see Note 3)
NET SALES	$838,769	$921,218
Cost of Goods Sold	285,603	380,126
GROSS PROFIT	553,166	541,092
Stores and Distribution Expense	449,125	455,732
Marketing, General and Administrative Expense	118,780	116,889
Other Operating Income, Net	(818)	(2,584)
OPERATING LOSS	(13,921)	(28,945)
Interest Expense, Net	1,628	1,089
LOSS BEFORE TAXES	(15,549)	(30,034)
Tax Benefit	(8,346)	(8,729)
NET LOSS	$(7,203)	$(21,305)
NET LOSS PER SHARE:
BASIC	$(0.09)	$(0.25)
DILUTED	$(0.09)	$(0.25)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	78,324	84,593
DILUTED	78,324	84,593
DIVIDENDS DECLARED PER SHARE	$0.200	$0.175
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(17,260)	$3,187
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $(1,003) and $936 for the thirteen-week periods ended May 4, 2013 and April 28, 2012, respectively.	9,495	(7,145)
Other Comprehensive Income (Loss)	$(7,765)	$(3,958)
COMPREHENSIVE INCOME (LOSS)	$(14,968)	$(25,263)

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	May 4, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$555,901	$643,505
Receivables	91,303	99,622
Inventories	458,630	426,962
Deferred Income Taxes	41,728	32,558
Other Current Assets	114,146	105,177
TOTAL CURRENT ASSETS	1,261,708	1,307,824
PROPERTY AND EQUIPMENT, NET	1,268,285	1,308,232
OTHER ASSETS	365,018	371,345
TOTAL ASSETS	$2,895,011	$2,987,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$146,242	$140,396
Accrued Expenses	301,488	398,868
Deferred Lease Credits	38,472	39,054
Income Taxes Payable	32,304	112,483
Short-Term Portion of Borrowings	15,000	—
TOTAL CURRENT LIABILITIES	533,506	690,801
LONG-TERM LIABILITIES:
Deferred Lease Credits	161,602	168,397
Long-Term Portion of Borrowings	131,250	—
Leasehold Financing Obligations	61,000	63,942
Other Liabilities	227,877	245,993
TOTAL LONG-TERM LIABILITIES	581,729	478,332
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 4, 2013 and February 2, 2013	1,033	1,033
Paid-In Capital	403,818	403,271
Retained Earnings	2,542,772	2,567,261
Accumulated Other Comprehensive Income (Loss), net of tax	(21,053)	(13,288)
Treasury Stock, at Average Cost - 24,994 and 24,855 shares at May 4, 2013 and February 2, 2013, respectively	(1,146,794)	(1,140,009)
TOTAL STOCKHOLDERS’ EQUITY	1,779,776	1,818,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,895,011	$2,987,401

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
OPERATING ACTIVITIES:		(Restated - see Note 3)
Net Loss	$(7,203)	$(21,305)
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	59,459	54,547
Loss on Disposal / Write-off of Assets	1,618	2,694
Lessor Construction Allowances	5,873	4,865
Amortization of Deferred Lease Credits	(10,491)	(11,998)
Deferred Taxes	(12,353)	(13,638)
Share-Based Compensation	13,247	12,817
Net Tax Benefit (Deficiency) from Share-Based Compensation	743	(84)
Excess Tax Benefit from Share-Based Compensation	(1,112)	(1,065)
Changes in Assets and Liabilities:
Inventories	(32,584)	88,188
Accounts Payable and Accrued Expenses	(75,081)	(106,920)
Income Taxes	(80,321)	(57,971)
Other Assets and Liabilities	(5,424)	5,358
NET CASH USED FOR OPERATING ACTIVITIES	(143,629)	(44,512)
INVESTING ACTIVITIES:
Capital Expenditures	(42,372)	(103,822)
Proceeds from Sales of Marketable Securities	—	62,431
Other Investing	(2,637)	(4,121)
NET CASH USED FOR INVESTING ACTIVITIES	(45,009)	(45,512)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	98	99
Excess Tax Benefit from Share-Based Compensation	1,112	1,065
Purchase of Treasury Stock	(16,305)	(159,065)
Repayments of Borrowings	(3,750)	—
Proceeds from Borrowings	150,000	—
Change in Outstanding Checks and Other	(7,193)	(1,717)
Dividends Paid	(15,693)	(14,813)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	108,269	(174,431)
EFFECT OF EXCHANGE RATES ON CASH	(7,235)	2,577
NET DECREASE IN CASH AND EQUIVALENTS:	(87,604)	(261,878)
Cash and Equivalents, Beginning of Period	643,505	583,495
CASH AND EQUIVALENTS, END OF PERIOD	$555,901	$321,617
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(5,758)	$4,241

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
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2013” represent the 52-week fiscal year that will end on February 1, 2014, and to “Fiscal 2012” represent the 53-week fiscal year that ended February 2, 2013.
The Consolidated Financial Statements as of May 4, 2013 and for the thirteen-week periods ended May 4, 2013 and April 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013. The February 2, 2013 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2013.
Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the first quarter of Fiscal 2013 includes the correction of certain errors relating to prior years. The amounts recorded out-of-period include a reduction of pre-tax loss of $2.5 million and an unrelated tax charge of $1.2 million. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.
The Consolidated Financial Statements as of May 4, 2013 and for the thirteen-week periods ended May 4, 2013 and April 28, 2012 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.
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
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico, including outlet stores. The International Stores reportable segment includes the results of store operations in Canada, Europe, Asia and Australia and sell-off of excess merchandise from these stores to authorized third-party resellers. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both domestic and international.

Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its operating segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis. Four-wall operating income includes all operating activity contained “within the four walls of the stores.” The four-wall operating income includes: net sales, cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business: net sales, shipping and handling revenue, call center costs, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs. All costs excluded from the three reportable segments are included in Other.
The following table provides the Company’s segment information as of, and for the thirteen-week periods ended May 4, 2013 and April 28, 2012.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirteen Weeks Ended May 4, 2013
Net Sales	$448,616	$257,434	$132,719	$838,769	$—	$838,769
Operating Income (Loss)	39,821	53,533	56,183	149,537	(163,458)	(13,921)
Thirteen Weeks Ended April 28, 2012
Net Sales	$543,881	$229,108	$148,229	$921,218	$—	$921,218
Operating Income (Loss) (2)	43,954	50,299	45,297	139,550	(168,495)	(28,945)

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

(2)	Results reported above have been adjusted based on the change in accounting principle as noted in Note 3.
Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended
(in thousands):	May 4, 2013	April 28, 2012
United States	$534,897	$644,260
Europe	236,654	219,586
Other	67,218	57,372
Total	$838,769	$921,218

3. CHANGE IN ACCOUNTING PRINCIPLE

The Company elected to change its method of accounting for inventory from the lower of cost or market utilizing the retail method to the weighted-average cost method effective February 2, 2013. In accordance with generally accepted accounting principles, all periods have been retroactively adjusted to reflect the period-specific effects of the change to the weighted-average cost method. The Company believes that accounting under the weighted-average cost method is preferable as it better aligns with the Company's focus on realized selling margin and improves the comparability of the Company's financial results with those of its competitors. Additionally, it will improve the matching of cost of goods sold with the related net sales and reflect the acquisition cost of inventory outstanding at each balance sheet date.

As a result of the retroactive application of the change in accounting for inventory, the following items in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been restated:

First Quarter Ended April 28, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$921,218	$—	$921,218
Cost of Goods Sold	344,859	35,267	380,126
Gross Profit	576,359	(35,267)	541,092
Operating Income (Loss)	6,322	(35,267)	(28,945)
Income (Loss) Before Taxes	5,233	(35,267)	(30,034)
Tax Expense (Benefit)	2,248	(10,977)	(8,729)
Net Income (Loss)	2,985	(24,290)	(21,305)
Net Income (Loss) Per Share:
Basic	$0.04	$(0.29)	$(0.25)
Diluted	$0.03	$(0.28)	$(0.25)
Foreign Currency Translation Adjustments	3,384	(197)	3,187
Other Comprehensive Income (Loss)	(3,761)	(197)	(3,958)
Comprehensive Income (Loss)	(776)	(24,487)	(25,263)

	As Reported	Effect of Change	As Restated

Cash flow from operating activities:
Net Income (Loss)	$2,985	$(24,290)	$(21,305)
Deferred Taxes	(2,661)	(10,977)	(13,638)
Inventories	52,724	35,464	88,188

4. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.4 million for the thirteen-week period ended May 4, 2013 and $12.8 million for the thirteen-week period ended April 28, 2012. The Company also recognized $5.0 million in tax benefits related to share-based compensation expense for the thirteen-week period ended May 4, 2013 and $4.9 million for the thirteen-week period ended April 28, 2012, respectively.
The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of May 4, 2013 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during both the thirteen weeks ended May 4, 2013 and April 28, 2012 was immaterial.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of May 4, 2013, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights and restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
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
Plans
As of May 4, 2013, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the Chairman and Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock options, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are earned and vest over three years. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under the 2007 LTIP have a vesting period defined as the shorter of four years or the period from the award date through the end of the CEO's employment agreement subject to the satisfaction of performance-based criteria for awards granted subsequent to May 7, 2012. Under both plans, stock options have a 10-year term and stock appreciation rights have up to a 10-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
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

Stock Options
The Company did not grant any stock options during the thirteen weeks ended May 4, 2013 or April 28, 2012.
Below is a summary of stock option activity for the thirteen weeks ended May 4, 2013:

Stock Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	569,400	$65.40
Granted	—	—
Exercised	(3,500)	27.71
Forfeited or expired	—	—
Outstanding at May 4, 2013	565,900	$65.63	$2,067,510	3.9
Stock options exercisable at May 4, 2013	565,900	$65.63	$2,067,510	3.9
Stock options expected to become exercisable in the future as of May 4, 2013	—	—	—	—
The total intrinsic value of stock options which were exercised during the thirteen weeks ended May 4, 2013 and April 28, 2012 was immaterial.
The grant date fair value of stock options which vested during the thirteen weeks ended May 4, 2013 and April 28, 2012 was immaterial and $1.2 million, respectively.
As of May 4, 2013, all compensation cost related to stock options had been recognized.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirteen weeks ended May 4, 2013 and April 28, 2012, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirteen Weeks Ended
	Chairman and Chief Executive Officer		Other Executive Officers		All Other Associates
	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012	May 4, 2013	April 28, 2012
Grant date market price	—	$—	$45.69	$52.89	$45.72	$52.77
Exercise price	—	$—	$45.69	$52.89	$45.72	$52.77
Fair value	—	$—	$19.96	$23.53	$16.95	$23.06
Assumptions:
Price volatility	—	—%	61%	56%	54%	61%
Expected term (years)	—	—	4.7	5.0	4.1	4.1
Risk-free interest rate	—	—%	0.7%	1.3%	0.6%	1.0%
Dividend yield	—	—%	1.8%	1.1%	1.8%	1.1%

Below is a summary of stock appreciation rights activity for the thirteen weeks ended May 4, 2013:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	9,246,859	$40.17
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	165,200	45.69
All Other Associates	97,500	45.72
Exercised	(70,650)	29.53
Forfeited or expired	(11,500)	49.93
Outstanding at May 4, 2013	9,427,409	$40.39	$103,913,192	4.2
Stock appreciation rights exercisable at May 4, 2013	3,096,722	$44.67	$21,749,353	4.9
Stock appreciation rights expected to become exercisable in the future as of May 4, 2013	6,261,171	$38.19	$81,975,058	3.8
The total intrinsic value of stock appreciation rights exercised during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $1.4 million and immaterial, respectively.
The grant date fair value of stock appreciation rights which vested during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $19.7 million and $18.4 million, respectively.
As of May 4, 2013, there was $35.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 10 months.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirteen weeks ended May 4, 2013:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at February 2, 2013	1,198,680	$46.88
Granted (1)	559,150	43.54
Vested	(297,998)	42.10
Forfeited	(49,394)	39.30
Non-vested at May 4, 2013	1,410,438	$46.91

(1)
Number of shares granted includes approximately 97,000 shares related to the grant of performance share awards ("PSAs") in Fiscal 2013. This reflects the target amount granted, however the number of PSAs that ultimately are earned would vary from 0% - 200% of target depending on the level of growth of adjusted diluted earnings per share. The number also includes 15,000 of additional shares earned above the Fiscal 2012 target due to the achievement above target.

The total fair value of restricted stock units and performance share awards granted during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $24.3 million and $25.4 million, respectively.
The total grant date fair value of restricted stock units and performance share awards which vested during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $12.5 million and $15.9 million, respectively.
As of May 4, 2013, there was $39.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and performance share awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 19 months.

5. NET LOSS PER SHARE
Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of Common Stock.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Shares of Common Stock issued	103,300	103,300
Treasury shares	(24,976)	(18,707)
Weighted-Average—Basic Shares	78,324	84,593
Dilutive effect of stock options, stock appreciation rights and restricted stock units	—	—
Weighted-Average—Diluted Shares	78,324	84,593
Anti-Dilutive Shares (1)	11,404	11,324

(1)
Reflects the number of shares of stock options, stock appreciation rights, restricted stock units and performance share awards outstanding but excluded from the computation of net loss per diluted share because the impact would be anti-dilutive.

6. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	May 4, 2013	February 2, 2013
Cash and equivalents:
Cash	$395,895	$398,508
Cash equivalents	160,006	244,997
Total cash and equivalents	$555,901	$643,505
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $30.9 million on May 4, 2013 and $31.1 million on February 2, 2013, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

7. RABBI TRUST ASSETS
Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use and consist of (in thousands):

	May 4, 2013	February 2, 2013
Rabbi Trust assets:
Money market funds	23	22
Trust-owned life insurance policies (at cash surrender value)	88,384	87,575
Total Rabbi Trust assets	88,407	87,597
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for both the thirteen weeks ended May 4, 2013 and April 28, 2012, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of May 4, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$160,029	$—	$—	$160,029
Derivative financial instruments	—	4,194	—	4,194
Total assets measured at fair value	$160,029	$4,194	$—	$164,223
LIABILITIES:
Derivative financial instruments	—	2,332	—	2,332
Total liabilities measured at fair value	$—	$2,332	$—	$2,332

	Assets and Liabilities at Fair Value as of February 2, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$245,019	$—	$—	$245,019
Derivative financial instruments	—	2,493	—	2,493
Total assets measured at fair value	$245,019	$2,493	$—	$247,512
LIABILITIES:
Derivative financial instruments	—	9,987	—	9,987
Total liabilities measured at fair value	$—	$9,987	$—	$9,987

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Term Loan Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Term Loan Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Term Loan Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Term Loan Agreement as of May 4, 2013 was approximately $146.3 million. The fair value of borrowings outstanding under the Term Loan Agreement as of May 4, 2013 was approximately $146.3 million. There were no borrowings outstanding under the Amended and Restated Credit Agreement or Term Loan Agreement at February 2, 2013. See Note 13, “BORROWINGS” for further discussion on the Amended and Restated Credit Agreement and Term Loan Agreement.

9. INVENTORIES
During the fourth quarter of Fiscal 2012, the Company elected to change its inventory valuation method from the lower of cost or market utilizing the retail method to the lower of cost or market under the weighted-average cost method. The Company believes the new method is preferable as it is consistent with the practices of other specialty retailers and better aligns with the way the Company manages its business with a focus on the actual margin realized. See Note 3, “CHANGE IN ACCOUNTING PRINCIPLE,” for further details on the accounting change.
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory was $7.1 million, $9.9 million and $13.8 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $7.3 million, $11.8 million and $7.9 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.
The inventory balance, net of reserves, was $458.6 million, $427.0 million and $592.2 million at May 4, 2013, February 2, 2013 and April 28, 2012, respectively.

10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	May 4, 2013	February 2, 2013
Property and equipment, at cost	$2,921,207	$2,915,072
Accumulated depreciation and amortization	(1,652,922)	(1,606,840)
Property and equipment, net	$1,268,285	$1,308,232
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
The Company has adopted Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures.” Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, and impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no impairments during the thirteen weeks ended May 4, 2013.
In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $52.6 million and $55.2 million of construction project assets in Property and Equipment, Net at May 4, 2013 and February 2, 2013, respectively.

11. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	May 4, 2013	February 2, 2013
Deferred lease credits	$551,071	$550,527
Amortized deferred lease credits	(350,997)	(343,076)
Total deferred lease credits, net	$200,074	$207,451

12. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 were 53.7% and 29.1%, respectively. The Fiscal 2013 first quarter provision reflects a benefit resulting from the settlement of certain state tax audits.
Cash payments of income taxes made during the thirteen weeks ended May 4, 2013 and April 28, 2012 were approximately $96.9 million and $70.1 million, respectively.

13. BORROWINGS
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
The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. The Amended and Restated Credit Agreement also requires that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00. The Company was in compliance with the applicable ratio requirements and other covenants at May 4, 2013.
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at May 4, 2013 and February 2, 2013. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on May 4, 2013 and February 2, 2013 were immaterial.
As of May 4, 2013 and February 2, 2013, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company entered into Amendment No. 1 to the Term Loan Agreement (the "Term Loan Agreement") lowering its availability to $150 million. In conjunction with the Term Loan Agreement Amendment, the Company amended the Amended and Restated Credit Agreement (via Amendment No. 2 thereto) on January 23, 2013, which lowered the required Coverage Ratio to 1.75 to 1.00. On February 21, 2013, the Company elected to draw down the full amount available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement.
As of May 4, 2013, the Company had $146.3 million in borrowings outstanding under the Term Loan Agreement. The Company had no borrowings under the Term Loan Agreement as of February 2, 2013.
Total interest expense and fees associated with borrowing agreements were $1.0 million and $0.6 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
The terms of both the Amended and Restated Credit Agreement and Term Loan Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, undischarged material judgments, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default: (i) the lenders under the Amended and Restated Credit Agreement will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company; and (ii) the lenders under the Amended and Restated Credit Agreement and the lenders under the Term Loan Agreement may declare any then outstanding loans due and payable immediately.

14. LEASEHOLD FINANCING OBLIGATIONS
As of May 4, 2013 and February 2, 2013, the Company had $61.0 million and $63.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $1.7 million and $1.6 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of May 4, 2013, the length of time over which forecasted foreign-currency-denominated intercompany inventory sales were hedged was 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated intercompany inventory sales that have occurred as of May 4, 2013 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.
As of May 4, 2013, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all of, forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

Notional Amount(1)
Euro	$159,876
British Pound	$72,870
Canadian Dollar	$12,896

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of May 4, 2013.
The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instrument and the hedged item.
As of May 4, 2013, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$19,578
Swiss Franc	$16,093

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of May 4, 2013.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of May 4, 2013 and February 2, 2013 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands):	Location	May 4, 2013	February 2, 2013	Location	May 4, 2013	February 2, 2013
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$4,194	$1,967	Other Liabilities	$2,180	$9,270
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$—	$526	Other Liabilities	$152	$717
Total	Other Current Assets	$4,194	$2,493	Other Liabilities	$2,332	$9,987
Refer to Note 8, “FAIR VALUE” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen weeks ended May 4, 2013 and April 28, 2012 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended
		May 4, 2013	April 28, 2012
(in thousands):	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$1,304	$840

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands):	May 4, 2013	April 28, 2012		May 4, 2013	April 28, 2012		May 4, 2013	April 28, 2012
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$9,769	$(3,226)	Cost of Goods Sold	$(729)	$4,855	Other Operating (Income) Expense, Net	$97	$(114)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss), net of tax, for the thirteen weeks ended May 4, 2013 is as follows (in thousands):

	Thirteen Weeks Ended May 4, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 2, 2013	(7,220)	(6,068)	(13,288)
Other comprehensive income (loss) before reclassifications	8,825	(17,260)	(8,435)
Reclassified from accumulated other comprehensive income (loss) (1)	670	—	670
Net current-period other comprehensive income (loss)	9,495	(17,260)	(7,765)
Ending balance at May 4, 2013	2,275	(23,328)	(21,053)

(1) For the thirteen-week period ended May 4, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

18. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU 2013-02, which amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements will give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. The adoption did not have a material effect on the Company's consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of May 4, 2013 and the related consolidated statements of operations and comprehensive loss for the thirteen-week periods ended May 4, 2013 and April 28, 2012 and the consolidated statements of cash flows for the thirteen-week periods ended May 4, 2013 and April 28, 2012. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 2, 2013, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated April 2, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 11, 2013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2013” represent the 52-week fiscal year that will end on February 1, 2014, and to “Fiscal 2012” represent the 53-week fiscal year that ended February 2, 2013.
The Company is a specialty retailer that operates stores in North America, Europe, Asia and Australia and direct-to-consumer operations in North America and Europe that service all brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for girls.
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

RESULTS OF OPERATIONS

During the first quarter of Fiscal 2013, net sales decreased 9% to $838.8 million from $921.2 million for the first quarter of Fiscal 2012. The gross profit rate for the first quarter of Fiscal 2013 was 65.9% compared to 58.7% for the first quarter of Fiscal 2012. Operating loss was $13.9 million for the first quarter of Fiscal 2013 compared to a loss of $28.9 million for the first quarter of Fiscal 2012. The Company had a net loss of $7.2 million and a loss per diluted share of $0.09 for the first quarter of Fiscal 2013 compared to a net loss of $21.3 million and a loss per diluted share of $0.25 for the first quarter of Fiscal 2012.
As of May 4, 2013, the Company had $555.9 million in cash and equivalents and $146.3 million in borrowings outstanding under the Term Loan Agreement. Net cash used for operating activities was $143.6 million for the thirteen weeks ended May 4, 2013. The Company used cash of $42.4 million for capital expenditures, $16.3 million to repurchase approximately 350,000 shares of A&F’s Common Stock and $15.7 million for dividends paid during the thirteen weeks ended May 4, 2013.
Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.
The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 4, 2013 and April 28, 2012, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
NET SALES	100.0%	100.0%
Cost of Goods Sold	34.1%	41.3%
GROSS PROFIT	65.9%	58.7%
Stores and Distribution Expense	53.5%	49.5%
Marketing, General and Administrative Expense	14.2%	12.7%
Other Operating Income, Net	(0.1)%	(0.3)%
OPERATING LOSS	(1.7)%	(3.1)%
Interest Expense, Net	0.2%	0.1%
LOSS BEFORE TAXES	(1.9)%	(3.3)%
Tax Benefit	(1.0)%	(0.9)%
NET LOSS	(0.9)%	(2.3)%

Financial Summary
The following summarized financial and statistical data compare the thirteen weeks ended May 4, 2013 to the thirteen weeks ended April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales by segment (millions)	$838.8	$921.2
U.S. Stores	$448.6	$543.9
International Stores	$257.5	$229.1
Direct-to-Consumer	$132.7	$148.2
Net sales as a % of total sales
U.S. Stores	53%	59%
International Stores	31%	25%
Direct-to-Consumer	16%	16%
Net sales by brand (millions)	$838.8	$921.2
Abercrombie & Fitch	$325.0	$360.4
abercrombie	$73.0	$77.7
Hollister	$421.2	$463.6
Gilly Hicks**	$19.6	$19.5
Increase (decrease) in comparable sales*	(15)%	1%
Abercrombie & Fitch	(13)%	0%
abercrombie	(5)%	(5)%
Hollister	(18)%	2%
U.S.	(14)%	4%
International	(16)%	(8)%
Stores	(17)%	(5)%
Direct-to-Consumer	(6)%	41%

*
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales. Due to the fifty-third week in Fiscal 2012, first quarter comparable sales are compared to the thirteen-week period ended May 5, 2012.

**	Net sales for the thirteen-week periods ended May 4, 2013 and April 28, 2012, reflect the activity of 28 and 21 stores, respectively.

CURRENT TRENDS AND OUTLOOK
Our results for the first quarter of Fiscal 2013 reflect a sixteen cent improvement in earnings per share versus the comparable period last year, reflective of better than expected gross margin rate improvement and tight expense management.
Sales for the quarter were lower than expected due to more significant inventory shortage issues than anticipated, added to by external pressures, including unseasonably cool weather conditions, and the macro-economic environment in Europe. However, comparable sales trends progressively improved during the quarter as our inventory position improved and we expect to see continued sequential improvement in the second quarter. In addition, we were able to sustain strong positive comparable sales in a number of markets, most notably China, and new stores performed well for the quarter.
With regard to gross margin, we saw improvement across all segments of our business, which was driven by a mix benefit from selling a higher proportion of current season merchandise and lower product costs. Going forward, we intend to continue our ongoing initiative to identify opportunities to increase our average unit retail, particularly in the U.S. stores and U.S. direct-to-consumer operations, which should also help improve our gross margins. We expect to implement a number of these opportunities by the second half of the year and would expect to begin to realize some benefit within Fiscal 2013.
We have also made progress on our profit improvement initiative, which includes a detailed review of our operational processes to identify investments that we have made in our business that may have had a return in the past but no longer do today. The initiative is divided into seven work-streams covering general non-merchandise expense, marketing, supply chain, merchandise planning and allocation, home office, store operations, and real estate and construction. We have completed the diagnostic phase for most of the work-streams. In the case of the general non-merchandise expense and marketing work-streams, we have identified an annual savings opportunity of $35 million to $55 million and are moving on to the implementation phase, which is expected to take approximately six to twelve months to complete, with any benefit recognized this year likely to be modest.
Beyond the two initiatives above, we are also working on a comprehensive update of our long-term strategic plans. A key component of this update is our first global market research study that was completed during the first quarter.
We expect our cross-functional initiatives to lead to sustainable and meaningful improvements in our operating margin and return on invested capital and remain committed to this process.
Based on first quarter results, we are taking a modestly more cautious top-line sales view for the remainder of the year and we are now projecting full year diluted earnings per share of approximately $3.15 to $3.25. This projection assumes comparable sales, including direct-to-consumer, to be slightly down for the remainder of the year. Our projected diluted earnings per share guidance does not include the impact of any potential impairment and store closure charges or share repurchases.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2013 were $838.8 million, a decrease of 9% from net sales of $921.2 million during the first quarter of Fiscal 2012. The net sales decrease was attributable to a 15% decrease in total comparable sales partially off-set by new international stores. Including direct-to-consumer sales, U.S. sales decreased 17% to $534.9 million and international sales increased 10% to $303.9 million. The impact of changes in foreign currency adversely affected sales by approximately $5.1 million for the thirteen weeks ended May 4, 2013 (based on converting prior year sales at current year exchange rates).
Due to the 53rd week in Fiscal 2012, first quarter comparable sales are compared to the thirteen-week period ended May 5, 2012. The effect of the calendar shift was not material to total sales.
By brand, comparable sales for the first quarter of Fiscal 2013, including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 13%, abercrombie kids decreased 5% and Hollister decreased 18%. Across the brands, the male business performed significantly better than the female business.
Total comparable sales for the quarter, including direct-to-consumer sales, decreased 15% with comparable store sales decreasing 17% and comparable direct-to-consumer sales decreasing 6%. Comparable sales for the quarter, including direct-to-consumer sales, decreased 14% for the U.S. and decreased 16% for international. Within the quarter, comparable sales were weakest in February and March.
Direct-to-consumer sales, including shipping and handling revenue, for the first quarter of Fiscal 2013 were $132.7 million, a decrease of 10% from Fiscal 2012 first quarter direct-to-consumer sales of $148.2 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 15.8% of total net sales in the first quarter of Fiscal 2013 compared to 16.1% in the first quarter of Fiscal 2012.
From a merchandise classification standpoint, for the male and female business, bottoms and other, including underwear and fragrance, outperformed tops.
Gross Profit
Gross profit for the first quarter of Fiscal 2013 was $553.2 million compared to $541.1 million for the comparable period in Fiscal 2012. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2013 was 65.9%, up 720 basis points from the first quarter of Fiscal 2012 rate of 58.7%.
The increase in the gross profit rate for the first quarter was primarily driven by a mix benefit from selling a greater proportion of higher margin spring merchandise and a decrease in product costs. For the full year, the Company expects gross margin to be in the mid 60's.
Stores and Distribution Expense
Stores and distribution expense for the first quarter of Fiscal 2013 was $449.1 million compared to $455.7 million for the comparable period in Fiscal 2012. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the first quarter of Fiscal 2013 was 53.5% compared to 49.5% in the first quarter of Fiscal 2012.
Expense savings in store payroll, repairs and maintenance and other stores and distribution expense were more than offset by the deleveraging effect of negative comparable sales during the first quarter of Fiscal 2013.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $14.8 million for the thirteen weeks ended May 4, 2013 compared to $16.5 million for the thirteen weeks ended April 28, 2012.
Handling costs, including costs incurred to store, move and prepare the products for shipment to stores were $11.6 million for the thirteen weeks ended May 4, 2013 compared to $15.2 million for the thirteen weeks ended April 28, 2012. These amounts are recorded in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2013 increased 2% to $118.8 million compared to $116.9 million during the same period in Fiscal 2012.

The increase in marketing, general and administrative expense for the first quarter was primarily due to increases in information technology and outside services, partially offset by decreases in incentive compensation and other compensation related expenses.
Other Operating Income, Net
First quarter other operating income, net for Fiscal 2013 was $0.8 million compared to other operating income, net, of $2.6 million for the first quarter of Fiscal 2012.
Operating Loss
Operating loss for the first quarter of Fiscal 2013 was $13.9 million, a decrease of 52% from an operating loss of $28.9 million during the first quarter of Fiscal 2012. The reduction in operating loss was primarily driven by new international stores, gross margin improvement and expense reductions, partially offset by the deleveraging effect of negative comparable store sales.
Interest Expense, Net and Tax Benefit
First quarter interest expense was $2.7 million in Fiscal 2013, offset by interest income of $1.1 million, compared to interest expense of $2.2 million, offset by interest income of $1.1 million in the first quarter of Fiscal 2012.
The effective tax rate for the first quarter of Fiscal 2013 was a benefit of 53.7% compared to 29.1% for the Fiscal 2012 comparable period. The Fiscal 2013 first quarter provision reflects a benefit resulting from the settlement of state income tax audits.
On a full-year basis, the Company expects the effective tax rate in the range of 33% to 34%. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies.
As of May 4, 2013, there were approximately $21.3 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.
Net Loss and Net Loss per Share
Net loss for the first quarter of Fiscal 2013 was $7.2 million compared to $21.3 million for the first quarter of Fiscal 2012. Net loss per diluted share for the first quarter of Fiscal 2013 was $0.09 compared to $0.25 for the same period of Fiscal 2012.

FINANCIAL CONDITION
Liquidity and Capital Resources
Historical Sources and Uses of Cash
Seasonality of Cash Flows
The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a credit facility available as a source of additional funding.
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on May 4, 2013 or February 2, 2013.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. The Company had $146.3 million in borrowings outstanding under the Term Loan Agreement on May 4, 2013. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. The Company had no borrowings outstanding under the Term Loan Agreement as of February 2, 2013.
The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements.
The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at May 4, 2013.
Stand-by letters of credit outstanding on May 4, 2013 and February 2, 2013 were immaterial.
Operating Activities
Net cash used for operating activities was $143.6 million for the thirteen weeks ended May 4, 2013 compared to $44.5 million for the thirteen weeks ended April 28, 2012. The increase in cash used for operating activities was primarily driven by an increase in inventory.
Investing Activities
Cash outflows for investing activities for the thirteen weeks ended May 4, 2013 and April 28, 2012 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were lower in Fiscal 2013 than in Fiscal 2012, due to fewer new international stores, as well as a decrease in Home Office, Distribution Centers and Information Technology infrastructure projects. Cash inflows from investing activities for the thirteen weeks ended April 28, 2012 included proceeds from sales of auction rate marketable securities.
Financing Activities
For the thirteen weeks ended May 4, 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings under the Term Loan Agreement. For the thirteen-week periods ended May 4, 2013 and April 28, 2012, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends.
During the thirteen weeks ended May 4, 2013, A&F repurchased approximately 350,000 shares of A&F’s Common Stock in the open market with a market value of approximately $16.3 million. During the thirteen weeks ended April 28, 2012, A&F repurchased approximately 3.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $159.1 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors’ authorizations.
As of May 4, 2013, A&F had approximately 18.3 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, rent, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to the A&F Board of Directors’ approval. The Company has availability under the Amended and Restated Credit Agreement as a source of additional funding. The Company expects to generate positive free cash flow defined as operating cash flow less capital expenditures for Fiscal 2013.
Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements with available cash and, as appropriate, borrowings under the Amended and Restated Credit Agreement.

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's shareholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate.
Off-Balance Sheet Arrangements
As of May 4, 2013, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended May 4, 2013, there were no material changes in the contractual obligations as of February 2, 2013, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the borrowings under the Term Loan Agreement.

First Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	144	482	20	912
New	—	—	—	—	—
Closed	(2)	—	(1)	—	(3)
May 4, 2013	264	144	481	20	909
Gross Square Feet at May 4, 2013	2,356	677	3,281	170	6,484
International Stores
February 2, 2013	19	6	107	7	139
New	—	—	5	1	6
Closed	—	(1)	—	—	(1)
May 4, 2013	19	5	112	8	144
Gross Square Feet at May 4, 2013	401	63	973	49	1,486
Total Stores	283	149	593	28	1,053
Total Gross Square Feet at May 4, 2013	2,757	740	4,254	219	7,970
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(2)	—	(3)	—	(5)
April 28, 2012	279	154	491	18	942
Gross Square Feet at April 28, 2012	2,502	727	3,355	176	6,760
International Stores
January 28, 2012	14	5	77	3	99
New	1	—	7	—	8
Closed	—	—	—	—	—
April 28, 2012	15	5	84	3	107
Gross Square Feet at April 28, 2012	286	59	712	23	1,080
Total Stores	294	159	575	21	1,049
Total Gross Square Feet at April 28, 2012	2,788	786	4,067	199	7,840

STORE ACTIVITY
During the first quarter ending May 4, 2013, the Company opened four international Hollister chain stores, including its first store in Australia, and a combined Hollister and Gilly Hicks outlet store in the U.K.
The Company continues to anticipate opening international Abercrombie & Fitch flagship locations in Seoul and Shanghai, as well as approximately 20 international Hollister chain stores throughout the year. In addition, the Company anticipates opening a small number of international multi-brand outlet stores during the year. The Company expects total capital expenditures for Fiscal 2013 to be approximately $200 million, predominately related to new stores and investments in IT initiatives. Capital expenditures totaled $42.4 million and $103.8 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.
During the thirteen weeks ended May 4, 2013, the Company closed three U.S. and one international store. For Fiscal 2013, the Company anticipates closing a total of approximately 40-50 U.S. stores, inclusive of the three which were closed in the first quarter. The remaining store closures are expected to be through natural lease expirations and will occur at the end of the fiscal year.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, which amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements will give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. The adoption did not have a material effect on the Company's consolidated financial statements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 3, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2012. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2012.
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
The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2013 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

•
compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results; and

•	our inability to implement our profit improvement plan across all work-streams could have a negative impact on our financial results.
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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen week periods ended May 4, 2013 and April 28, 2012.
Interest Rate Risks
As of May 4, 2013, the Company had $146.3 million in borrowings outstanding under its Term Loan Agreement. These borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. The average interest rate was 1.85% for the thirteen-week period ended May 4, 2013. Additionally, as of May 4, 2013, the Company had $350 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at May 4, 2013, if market interest rates average an increase of 100 basis points over the next thirteen-week period compared to the interest rates being incurred for the thirteen-week period ended May 4, 2013, there would be an immaterial change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Term Loan Agreement. This hypothetical increase in interest rate for the fifty-two week period ended February 1, 2014 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Term Loan Agreement.
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
A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. Dollars, Australian Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Polish Zloty, South Korean Won, Singapore Dollars, Swedish Kroner and Swiss Francs. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 4, 2013. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 4, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 4, 2013 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting except for the change in accounting principle to the weighted average cost method from the retail method of accounting for inventory.

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

ITEM 1A.	RISK FACTORS
The Company’s risk factors as of May 4, 2013 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the first quarter of Fiscal 2013 that were not registered under the Securities Act of 1933.
The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended May 4, 2013:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
February 3, 2013 through March 2, 2013	12,178	$51.48	—	18,671,048
March 3, 2013 through April 6, 2013	455,845	$46.58	349,669	18,321,379
April 7, 2013 through May 4, 2013	1,183	$48.36	—	18,321,379
Total	469,206	$46.71	349,669	18,321,379

(1)
An aggregate of 119,537 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended May 4, 2013 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights.

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012; (ii) Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 11, 2013	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012; (ii) Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 28, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith