Form 10-Q
period 2013-08-03
ABERCROMBIE & FITCH CO /DE/
filed 2013-09-09
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at August 30, 2013
$.01 Par Value	76,392,808 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
		(Restated - see Note 3)		(Restated - see Note 3)
NET SALES	$945,698	$951,407	$1,784,467	$1,872,625
Cost of Goods Sold	341,576	358,956	627,178	739,082
GROSS PROFIT	604,122	592,451	1,157,289	1,133,543
Stores and Distribution Expense	471,722	458,085	920,848	913,817
Marketing, General and Administrative Expense	117,646	111,293	236,425	228,182
Other Operating Income, Net	(4,411)	(1,933)	(5,228)	(4,519)
OPERATING INCOME (LOSS)	19,165	25,006	5,244	(3,937)
Interest Expense, Net	1,750	1,546	3,378	2,636
INCOME (LOSS) BEFORE TAXES	17,415	23,460	1,866	(6,573)
Tax Expense (Benefit)	6,045	6,409	(2,301)	(2,319)
NET INCOME (LOSS)	$11,370	$17,051	$4,167	$(4,254)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.15	$0.21	$0.05	$(0.05)
DILUTED	$0.14	$0.20	$0.05	$(0.05)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	77,382	82,555	77,853	83,574
DILUTED	79,267	83,441	79,709	83,574
DIVIDENDS DECLARED PER SHARE	$0.200	$0.175	$0.400	$0.350
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(2,229)	$(19,688)	$(19,489)	$(16,501)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes of $(177) and $(724) for the thirteen-week periods ended August 3, 2013 and July 28, 2012, respectively and $(1,180) and $212 for the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively.	364	9,231	9,859	2,086
Other Comprehensive Income (Loss)	$(1,865)	$(10,457)	$(9,630)	$(14,415)
COMPREHENSIVE INCOME (LOSS)	$9,505	$6,594	$(5,463)	$(18,669)

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	August 3, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$335,023	$643,505
Receivables	92,886	99,622
Inventories	633,483	426,962
Deferred Income Taxes	47,057	32,558
Other Current Assets	107,621	105,177
TOTAL CURRENT ASSETS	1,216,070	1,307,824
PROPERTY AND EQUIPMENT, NET	1,252,841	1,308,232
OTHER ASSETS	373,932	371,345
TOTAL ASSETS	$2,842,843	$2,987,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$195,728	$140,396
Accrued Expenses	291,772	398,868
Deferred Lease Credits	36,994	39,054
Income Taxes Payable	39,733	112,483
Short-Term Portion of Borrowings	15,000	—
TOTAL CURRENT LIABILITIES	579,227	690,801
LONG-TERM LIABILITIES:
Deferred Lease Credits	157,956	168,397
Long-Term Portion of Borrowings	127,500	—
Leasehold Financing Obligations	61,126	63,942
Other Liabilities	233,369	245,993
TOTAL LONG-TERM LIABILITIES	579,951	478,332
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of August 3, 2013 and February 2, 2013	1,033	1,033
Paid-In Capital	410,412	403,271
Retained Earnings	2,536,499	2,567,261
Accumulated Other Comprehensive Income (Loss), net of tax	(22,918)	(13,288)
Treasury Stock, at Average Cost - 26,915 and 24,855 shares at August 3, 2013 and February 2, 2013, respectively	(1,241,361)	(1,140,009)
TOTAL STOCKHOLDERS’ EQUITY	1,683,665	1,818,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,842,843	$2,987,401

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
OPERATING ACTIVITIES:		(Restated - see Note 3)
Net Income (Loss)	$4,167	$(4,254)
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	120,313	109,347
Loss on Disposal / Write-off of Assets	2,338	5,184
Lessor Construction Allowances	13,296	8,394
Amortization of Deferred Lease Credits	(20,940)	(23,339)
Deferred Taxes	(26,227)	(34,839)
Share-Based Compensation	26,950	25,450
Changes in Assets and Liabilities:
Inventories	(207,674)	(15,765)
Accounts Payable and Accrued Expenses	(48,055)	(44,329)
Income Taxes	(73,681)	(43,495)
Other Assets and Liabilities	793	(6,645)
NET CASH USED FOR OPERATING ACTIVITIES	(208,720)	(24,291)
INVESTING ACTIVITIES:
Capital Expenditures	(81,231)	(199,958)
Proceeds from Sales of Marketable Securities	—	80,693
Other Investing	(5,312)	(6,048)
NET CASH USED FOR INVESTING ACTIVITIES	(86,543)	(125,313)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	191	106
Excess Tax Benefit from Share-Based Compensation	2,370	1,054
Purchase of Treasury Stock	(115,806)	(161,215)
Repayments of Borrowings	(7,500)	—
Proceeds from Borrowings	150,000	75,000
Change in Outstanding Checks and Other	(3,756)	(3,457)
Dividends Paid	(31,364)	(29,260)
NET CASH USED FOR FINANCING ACTIVITIES	(5,865)	(117,772)
EFFECT OF EXCHANGE RATES ON CASH	(7,354)	(3,966)
NET DECREASE IN CASH AND EQUIVALENTS:	(308,482)	(271,342)
Cash and Equivalents, Beginning of Period	643,505	583,495
CASH AND EQUIVALENTS, END OF PERIOD	$335,023	$312,153
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(598)	$6,728

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
The Consolidated Financial Statements as of August 3, 2013 and for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013. The February 2, 2013 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2013.
Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the thirteen and twenty-six week periods ended August 3, 2013 include the correction of certain errors relating to prior periods. The thirteen week period ended August 3, 2013 includes a reduction of stores and distribution expense of $4.5 million related to prior periods. The twenty-six week period ended August 3, 2013 includes a reduction of pre-tax expense of $5.5 million, consisting of $4.4 million of stores and distribution expense and $1.1 million in gross margin, and an unrelated tax charge of $1.2 million related to prior periods. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.
The Consolidated Financial Statements as of August 3, 2013 and for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.
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
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe, Asia and Australia. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both domestic and international.

Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis plus sell-off of excess merchandise to authorized third-party resellers. Four-wall operating income includes: net sales, cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business: net sales, shipping and handling revenue, call center costs, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs. All costs excluded from the three reportable segments are included in Other.
The following table provides the Company’s segment information as of, and for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirteen Weeks Ended August 3, 2013
Net Sales	$504,674	$286,727	$154,297	$945,698	$—	$945,698
Operating Income (Loss)	58,871	66,647	55,008	180,526	(161,361)	19,165
Thirteen Weeks Ended July 28, 2012
Net Sales	$562,105	$261,625	$127,677	$951,407	$—	$951,407
Operating Income (Loss) (2)	70,658	74,302	43,456	188,416	(163,410)	25,006

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Twenty-Six Weeks Ended August 3, 2013
Net Sales	953,290	544,161	287,016	1,784,467	—	1,784,467
Operating Income (Loss)	98,693	120,180	111,191	330,064	(324,820)	5,244
Twenty-Six Weeks Ended July 28, 2012
Net Sales	1,105,986	490,733	275,906	1,872,625	—	1,872,625
Operating Income (Loss) (2)	114,612	124,601	88,754	327,967	(331,904)	(3,937)

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

(2)	Results reported above have been adjusted based on the change in accounting principle as noted in Note 3, “CHANGE IN ACCOUNTING PRINCIPLE”.

Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands):	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
United States	$597,259	$648,017	$1,132,156	$1,292,277
Europe	267,764	250,339	504,418	469,925
Other	80,675	53,051	147,893	110,423
Total	$945,698	$951,407	$1,784,467	$1,872,625

3. CHANGE IN ACCOUNTING PRINCIPLE

The Company elected to change its method of accounting for inventory from the lower of cost or market utilizing the retail method to the lower of cost or market under the weighted-average cost method effective February 2, 2013. In accordance with generally accepted accounting principles, all periods have been retroactively adjusted to reflect the period-specific effects of the change to the weighted-average cost method. The Company believes that accounting under the weighted-average cost method is preferable as it better aligns with the Company's focus on realized selling margin and improves the comparability of the Company's financial results with those of its competitors. Additionally, it will improve the matching of cost of goods sold with the related net sales and reflect the acquisition cost of inventory outstanding at each balance sheet date.

As a result of the retroactive application of the change in accounting for inventory, the following items in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been restated:

Thirteen Weeks Ended July 28, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$951,407	$—	$951,407
Cost of Goods Sold	357,000	1,956	358,956
Gross Profit	594,407	(1,956)	592,451
Operating Income (Loss)	26,962	(1,956)	25,006
Income (Loss) Before Taxes	25,416	(1,956)	23,460
Tax Expense (Benefit)	9,897	(3,488)	6,409
Net Income (Loss)	15,519	1,532	17,051
Net Income (Loss) Per Share:
Basic	$0.19	$0.02	$0.21
Diluted	$0.19	$0.01	$0.20
Foreign Currency Translation Adjustments	(19,452)	(236)	(19,688)
Other Comprehensive Income (Loss)	(10,221)	(236)	(10,457)
Comprehensive Income (Loss)	5,298	1,296	6,594

Twenty-Six Weeks Ended July 28, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$1,872,625	$—	$1,872,625
Cost of Goods Sold	701,859	37,223	739,082
Gross Profit	1,170,766	(37,223)	1,133,543
Operating Income (Loss)	33,286	(37,223)	(3,937)
Income (Loss) Before Taxes	30,650	(37,223)	(6,573)
Tax Expense (Benefit)	12,146	(14,465)	(2,319)
Net Income (Loss)	18,504	(22,758)	(4,254)
Net Income (Loss) Per Share:
Basic	$0.22	$(0.27)	$(0.05)
Diluted	$0.22	$(0.27)	$(0.05)
Foreign Currency Translation Adjustments	(16,068)	(433)	(16,501)
Other Comprehensive Income (Loss)	(13,982)	(433)	(14,415)
Comprehensive Income (Loss)	4,522	(23,191)	(18,669)

Twenty-Six Weeks Ended July 28, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Cash flow from operating activities:
Net Income (Loss)	$18,504	$(22,758)	$(4,254)
Deferred Taxes	(20,374)	(14,465)	(34,839)
Inventories	(53,421)	37,656	(15,765)

4. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.6 million and $26.9 million for the thirteen and twenty-six week periods ended August 3, 2013, respectively, and $12.6 million and $25.5 million for the thirteen and twenty-six week periods ended July 28, 2012, respectively. The Company also recognized $5.2 million and $10.2 million in tax benefits related to share-based compensation expense for the thirteen and twenty-six week periods ended August 3, 2013, respectively, and $4.8 million and $9.7 million for the thirteen and twenty-six week periods ended July 28, 2012, respectively.
The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the dependency period of the awards' requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of August 3, 2013 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during both the twenty-six weeks ended August 3, 2013 and July 28, 2012 was insignificant.

A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of August 3, 2013, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
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
Plans
As of August 3, 2013, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the Chairman and Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are primarily earned and vest over three years. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under the 2007 LTIP have a vesting period defined as the shorter of four years or the period from the award date through the end of the CEO's employment agreement subject to the satisfaction of performance-based criteria for awards granted subsequent to May 7, 2012. Under both plans, stock options have a 10-year term and stock appreciation rights have up to a 10-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
Fair Value Estimates
The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of A&F’s Common Stock price for the most recent historical period equal to the expected term of the stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.
In the case of restricted stock units and performance share awards, the Company calculates the fair value of awards granted using the market price of the underlying Common Stock on the date of grant adjusted for anticipated dividend payments during the vesting period. In determining the fair value, the Company does not take into account any performance-based requirements. The performance-based requirements are taken into account in determining the number of awards expected to vest.
Stock Options
The Company did not grant any stock options during the twenty-six week periods ended August 3, 2013 or July 28, 2012.

Below is a summary of stock option activity for the twenty-six weeks ended August 3, 2013:

Stock Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	569,400	$65.40
Granted	—	—
Exercised	(6,750)	28.18
Forfeited or expired	(20,000)	76.04
Outstanding at August 3, 2013	542,650	$65.47	$2,187,260	3.8
Stock options exercisable at August 3, 2013	542,650	$65.47	$2,187,260	3.8
Stock options expected to become exercisable in the future as of August 3, 2013	—	—	—	—
The total intrinsic value of stock options which were exercised during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was insignificant.
The grant date fair value of stock options which vested during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was insignificant and $1.2 million, respectively.
As of August 3, 2013, all compensation cost related to stock options had been recognized.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the twenty-six week periods ended August 3, 2013 and July 28, 2012, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Twenty-Six Weeks Ended
	Chairman and Chief Executive Officer		Other Executive Officers		All Other Associates
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Grant date market price	—	$—	$46.57	$52.89	$45.85	$52.66
Exercise price	—	$—	$46.57	$52.89	$45.85	$52.66
Fair value	—	$—	$20.34	$23.53	$16.98	$23.01
Assumptions:
Price volatility	—	—%	61%	56%	54%	61%
Expected term (years)	—	—	4.7	5.0	4.1	4.1
Risk-free interest rate	—	—%	0.7%	1.3%	0.6%	1.0%
Dividend yield	—	—%	1.8%	1.1%	1.8%	1.1%
Below is a summary of stock appreciation rights activity for the twenty-six weeks ended August 3, 2013:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	9,246,859	$40.17
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	189,700	46.57
All Other Associates	100,500	45.85
Exercised	(510,875)	31.99
Forfeited or expired	(18,000)	50.81
Outstanding at August 3, 2013	9,008,184	$40.81	$110,679,725	4.0
Stock appreciation rights exercisable at August 3, 2013	2,657,297	$46.69	$17,804,140	4.8
Stock appreciation rights expected to become exercisable in the future as of August 3, 2013	6,292,065	$38.26	$92,638,072	3.6

The total intrinsic value of stock appreciation rights exercised during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $8.5 million and insignificant, respectively.
The grant date fair value of stock appreciation rights which vested during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $19.7 million and $18.7 million, respectively.
As of August 3, 2013, there was $27.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 10 months.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the twenty-six weeks ended August 3, 2013:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Non-vested at February 2, 2013	1,198,680	$46.88
Granted (1)	632,750	44.07
Vested	(343,678)	40.65
Forfeited	(84,689)	45.41
Non-vested at August 3, 2013	1,403,063	$47.30

(1)
Number of shares granted includes approximately 103,000 shares related to the grant of performance share awards ("PSAs") in Fiscal 2013. This reflects the target amount granted, however the number of PSAs that ultimately are earned would vary from 0% - 200% of target depending on the level of growth of adjusted diluted earnings per share. The number also includes 15,000 of additional shares earned above the Fiscal 2012 target due to the achievement above target.

The total fair value of restricted stock units and performance share awards granted during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $27.9 million and $27.5 million, respectively.
The total grant date fair value of restricted stock units and performance share awards which vested during the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $14.0 million and $18.1 million, respectively.
As of August 3, 2013, there was $37.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and performance share awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months.

5. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income (loss) per diluted share is computed based on the weighted-average dilutive effect of stock options, stock appreciation rights, restricted stock units and performance share awards.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(25,918)	(20,745)	(25,447)	(19,726)
Weighted-Average—Basic Shares	77,382	82,555	77,853	83,574
Dilutive effect of stock options, stock appreciation rights, restricted stock units and performance share awards	1,885	886	1,856	—
Weighted-Average—Diluted Shares	79,267	83,441	79,709	83,574
Anti-Dilutive Shares (1)	3,613	6,280	3,580	11,221

(1)
Reflects the number of shares subject to outstanding stock options, stock appreciation rights, restricted stock units and performance share awards but excluded from the computation of net income (loss) per diluted share because the impact would be anti-dilutive.

6. CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	August 3, 2013	February 2, 2013
Cash and equivalents:
Cash	$331,454	$398,508
Cash equivalents	3,569	244,997
Total cash and equivalents	$335,023	$643,505
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $29.5 million on August 3, 2013 and $31.1 million on February 2, 2013, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform with standard insurance security requirements.

7. RABBI TRUST ASSETS
Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use and consist of (in thousands):

	August 3, 2013	February 2, 2013
Rabbi Trust assets:
Money market funds	23	22
Trust-owned life insurance policies (at cash surrender value)	89,202	87,575
Total Rabbi Trust assets	89,225	87,597
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in insignificant realized gains for each of the thirteen weeks ended August 3, 2013 and July 28, 2012 and $1.6 million and $1.7 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of August 3, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$3,592	$—	$—	$3,592
Derivative financial instruments	—	3,414	—	3,414
Total assets measured at fair value	$3,592	$3,414	$—	$7,006
LIABILITIES:
Derivative financial instruments	—	1,407	—	1,407
Total liabilities measured at fair value	$—	$1,407	$—	$1,407

	Assets and Liabilities at Fair Value as of February 2, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$245,019	$—	$—	$245,019
Derivative financial instruments	—	2,493	—	2,493
Total assets measured at fair value	$245,019	$2,493	$—	$247,512
LIABILITIES:
Derivative financial instruments	—	9,987	—	9,987
Total liabilities measured at fair value	$—	$9,987	$—	$9,987

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Term Loan Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Term Loan Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Term Loan Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Term Loan Agreement as of August 3, 2013 was approximately $142.5 million. The fair value of borrowings outstanding under the Term Loan Agreement as of August 3, 2013 was approximately $142.5 million. There were no borrowings outstanding under the Amended and Restated Credit Agreement or Term Loan Agreement at February 2, 2013. See Note 13, “BORROWINGS,” for further discussion on the Amended and Restated Credit Agreement and Term Loan Agreement.

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
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory was $9.4 million and $9.9 million at August 3, 2013 and February 2, 2013, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $11.8 million at August 3, 2013 and February 2, 2013.
The inventory balance, net of reserves, was $633.5 million and $427.0 million at August 3, 2013 and February 2, 2013, respectively.

10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	August 3, 2013	February 2, 2013
Property and equipment, at cost	$2,950,692	$2,915,072
Accumulated depreciation and amortization	(1,697,851)	(1,606,840)
Property and equipment, net	$1,252,841	$1,308,232
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
The Company has adopted Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures.” Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, and impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no impairments during the twenty-six week periods ended August 3, 2013 or July 28, 2012.
In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $52.6 million and $55.2 million of construction project assets in Property and Equipment, Net at August 3, 2013 and February 2, 2013, respectively.

11. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	August 3, 2013	February 2, 2013
Deferred lease credits	$554,340	$550,527
Amortized deferred lease credits	(359,390)	(343,076)
Total deferred lease credits, net	$194,950	$207,451

12. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rates for the thirteen weeks ended August 3, 2013 and July 28, 2012 were 34.7% and 27.3%, respectively. The effective tax rates for the twenty-six weeks ended August 3, 2013 and July 28, 2012 were a benefit of 123.3% and 35.3%, respectively. The Fiscal 2013 year-to-date effective tax rate reflects a benefit resulting from the settlement of certain state tax audits.
Cash payments of income taxes made during the thirteen weeks ended August 3, 2013 and July 28, 2012 were approximately $7.3 million and $9.6 million, respectively. Cash payments of income taxes made during the twenty-six weeks ended August 3, 2013 and July 28, 2012 were approximately $104.3 million and $79.7 million, respectively.

13. BORROWINGS

On July 28, 2011, the Company entered into an unsecured Amended and Restated Credit Agreement, as amended by Amendment No. 1, made as of February 24, 2012, and Amendment No. 2, made as of January 23, 2013 (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes, including repurchases of A&F's Common Stock.
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
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at August 3, 2013 and February 2, 2013. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on August 3, 2013 and February 2, 2013 were insignificant.
As of August 3, 2013 and February 2, 2013, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company entered into Amendment No. 1 to the Term Loan Agreement (the "Term Loan Agreement") lowering its availability to $150 million. In conjunction with the Term Loan Agreement Amendment, the Company amended the Amended and Restated Credit Agreement (via Amendment No. 2 thereto) on January 23, 2013, which lowered the required Coverage Ratio to 1.75 to 1.00. On February 21, 2013, the Company elected to draw down the full amount available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, as defined above. The Company was in compliance with the applicable ratio requirements and other covenants under both agreements at August 3, 2013.
As of August 3, 2013, the Company had $142.5 million in borrowings outstanding under the Term Loan Agreement. The Company had no borrowings under the Term Loan Agreement as of February 2, 2013.
Total interest expense and fees associated with borrowing agreements were $1.1 million and insignificant for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $2.1 million and $1.5 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.
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

14. LEASEHOLD FINANCING OBLIGATIONS
As of August 3, 2013 and February 2, 2013, the Company had $61.1 million and $63.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, this portion of the rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $1.6 million and $1.7 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. Total interest expense related to landlord financing obligations was $3.3 million for each of the twenty-six weeks ended August 3, 2013 and July 28, 2012.

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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of August 3, 2013, the typical length of time over which forecasted foreign-currency-denominated intercompany inventory sales were hedged was 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated intercompany inventory sales that have occurred as of August 3, 2013 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of August 3, 2013, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

Notional Amount(1)
Euro	$104,456
British Pound	$43,808
Canadian Dollar	$12,428

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of August 3, 2013.
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
As of August 3, 2013, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$29,662
Swiss Franc	$17,098

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of August 3, 2013.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of August 3, 2013 and February 2, 2013 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands):	Location	August 3, 2013	February 2, 2013	Location	August 3, 2013	February 2, 2013
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$3,285	$1,967	Other Liabilities	$1,176	$9,270
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$129	$526	Other Liabilities	$231	$717
Total	Other Current Assets	$3,414	$2,493	Other Liabilities	$1,407	$9,987
Refer to Note 8, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
(in thousands):	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$(44)	$3,617	$1,260	$4,457

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands):	August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$1,493	$13,939	Cost of Goods Sold	$952	$3,984	Other Operating (Income) Expense, Net	$79	$(98)
	Twenty-Six Weeks Ended
(in thousands):	August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$11,262	$10,713	Cost of Goods Sold	$223	$8,839	Other Operating (Income) Expense, Net	$176	$(212)

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss), net of tax, for the thirteen and twenty-six weeks ended August 3, 2013 is as follows (in thousands):

	Thirteen Weeks Ended August 3, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at May 4, 2013	2,275	(23,328)	(21,053)
Other comprehensive income (loss) before reclassifications	1,194	(2,229)	(1,035)
Reclassified from accumulated other comprehensive income (loss) (1)	(830)	—	(830)
Net current-period other comprehensive income (loss)	364	(2,229)	(1,865)
Ending balance at August 3, 2013	2,639	(25,557)	(22,918)

(1) For the thirteen weeks ended August 3, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

	Twenty-Six Weeks Ended August 3, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 2, 2013	(7,220)	(6,068)	(13,288)
Other comprehensive income (loss) before reclassifications	10,019	(19,489)	(9,470)
Reclassified from accumulated other comprehensive income (loss) (1)	(160)	—	(160)
Net current-period other comprehensive income (loss)	9,859	(19,489)	(9,630)
Ending balance at August 3, 2013	2,639	(25,557)	(22,918)

(1) For the twenty-six weeks ended August 3, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of August 3, 2013 and the related consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012. These interim financial statements are the responsibility of the Company’s management.
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
September 9, 2013

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
The Company is a specialty retailer that operates stores in North America, Europe, Asia and Australia and direct-to-consumer operations in North America and Europe that service its brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, outerwear, personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. In addition, the Company operates stores and direct-to-consumer operations under the Gilly Hicks brand offering bras, underwear, personal care products, sleepwear and at-home products for girls.
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

RESULTS OF OPERATIONS
During the second quarter of Fiscal 2013, net sales decreased 1% to $945.7 million from $951.4 million for the second quarter of Fiscal 2012. The gross profit rate for the second quarter of Fiscal 2013 was 63.9% compared to 62.3% for the second quarter of Fiscal 2012. Operating income was $19.2 million for the second quarter of Fiscal 2013 compared to $25.0 million for the second quarter of Fiscal 2012. The Company had net income of $11.4 million and net income per diluted share of $0.14 for the second quarter of Fiscal 2013 compared to net income of $17.1 million and net income per diluted share of $0.20 for the second quarter of Fiscal 2012. Net income per diluted share for the thirteen weeks ended August 3, 2013 includes $0.02 in charges related to the implementation of the on-going profit improvement initiative.
During the Fiscal 2013 year-to-date period, net sales decreased 5% to $1.784 billion from $1.873 billion for the comparable period of Fiscal 2012. The gross profit rate for the Fiscal 2013 year-to-date period was 64.9% compared to 60.5% for the comparable period of Fiscal 2012. Operating income was $5.2 million for the Fiscal 2013 year-to-date period compared to an operating loss of $3.9 million for the comparable period of Fiscal 2012. The Company had net income of $4.2 million and net income per diluted share of $0.05 for the Fiscal 2013 year-to-date period compared to a net loss of $4.3 million and a net loss per basic and diluted share of $0.05 for the comparable period of Fiscal 2012.
As of August 3, 2013, the Company had $335.0 million in cash and equivalents and $142.5 million in borrowings outstanding under the Term Loan Agreement. Net cash used for operating activities was $208.7 million for the twenty-six weeks ended August 3, 2013 primarily to acquire inventory. The Company also used cash of $81.2 million for capital expenditures, $115.8 million to repurchase approximately 2.4 million shares of A&F’s Common Stock and $31.4 million for dividends paid during the twenty-six weeks ended August 3, 2013.
Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012 (Restated)	August 3, 2013	July 28, 2012 (Restated)
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	36.1%	37.7%	35.1%	39.5%
GROSS PROFIT	63.9%	62.3%	64.9%	60.5%
Stores and Distribution Expense	49.9%	48.1%	51.6%	48.8%
Marketing, General and Administrative Expense	12.4%	11.7%	13.2%	12.2%
Other Operating Income, Net	(0.5)%	(0.2)%	(0.3)%	(0.2)%
OPERATING INCOME (LOSS)	2.0%	2.6%	0.3%	(0.2)%
Interest Expense, Net	0.2%	0.2%	0.2%	0.1%
INCOME (LOSS) BEFORE TAXES	1.8%	2.5%	0.1%	(0.4)%
Tax Expense (Benefit)	0.6%	0.7%	(0.1)%	(0.1)%
NET INCOME (LOSS)	1.2%	1.8%	0.2%	(0.2)%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended August 3, 2013 to the thirteen and twenty-six week periods ended July 28, 2012:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales by segment (millions)	$945.7	$951.4	$1,784.5	$1,872.6
U.S. Stores	$504.7	$562.1	$953.3	$1,106.0
International Stores	$286.7	$261.6	$544.2	$490.7
Direct-to-Consumer	$154.3	$127.7	$287.0	$275.9
Net sales as a % of total sales
U.S. Stores	54%	59%	53%	59%
International Stores	30%	28%	31%	26%
Direct-to-Consumer	16%	13%	16%	15%
Net sales by brand (millions)	$945.7	$951.4	$1,784.5	$1,872.6
Abercrombie & Fitch	$356.6	$362.5	$681.6	$722.9
abercrombie	$76.0	$76.3	$149.0	$154.0
Hollister	$488.5	$485.6	$909.7	$949.3
Gilly Hicks**	$24.6	$27.0	$44.2	$46.5
Increase (decrease) in comparable sales*	(10)%	(6)%	(12)%	(2)%
Abercrombie & Fitch	(6)%	(8)%	(10)%	(4)%
abercrombie	(3)%	(4)%	(4)%	(4)%
Hollister	(13)%	(5)%	(15)%	(2)%
U.S.	(11)%	(3)%	(13)%	0%
International	(7)%	(16)%	(11)%	(12)%

*
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales. Due to the fifty-third week in Fiscal 2012, second quarter comparable sales are compared to the thirteen and twenty-six week periods ended August 4, 2012.

**	Net sales for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, reflect the activity of 28 and 25 stores, respectively.

CURRENT TRENDS AND OUTLOOK
Our results for the second quarter of Fiscal 2013 reflect a six cent decline in earnings per share versus the comparable period last year, reflective of a decline in comparable sales partially offset by new store sales and gross margin rate improvement.
Sales for the quarter were lower than expected due to weaker traffic, particularly in July, and continued softness in the female business. While we believe that much of the weakness in sales is macro driven, we are working hard to improve the trend for the back half of the year. In addition, we are pleased by strong growth in our direct-to-consumer business and continued strong sales growth in China.
With regard to gross margin, despite a highly promotional environment, we generated a healthy margin rate improvement. The increase in gross profit was primarily driven by lower product costs. Going forward, we intend to continue our ongoing initiative to identify opportunities to increase our average unit retail, particularly in the U.S. stores and U.S. direct-to-consumer operations, which should also help improve our gross margins over time.
We continue to make progress on our profit improvement initiative, which includes a detailed review of our operational processes. The initiative is divided into seven work-streams covering general non-merchandise expense, marketing, supply chain, merchandise planning and allocation, home office, store operations, and real estate and construction. Based on our progress thus far, we now expect savings from these initiatives to exceed $100 million on an annualized basis. We plan to conduct in-store pilot studies over the next few months which will provide insight into additional savings opportunities.
Beyond the two initiatives above, we are nearing completion of our long-term strategic review and are confident that this will provide us with a clear roadmap for sustainable and meaningful improvements in our operating margin and return on invested capital.
The Company's third quarter diluted earnings per share projection of $0.40 to $0.45 is based on an assumption that third quarter comparable sales will be down slightly more than the second quarter percentage decline. Due to the lack of visibility given the recent traffic trends, we are not providing guidance beyond the third quarter. Our projected diluted earnings per share guidance does not include the impact of any potential impairment and store closure charges or additional charges related to the implementation of the profit improvement initiative.

SECOND QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the second quarter of Fiscal 2013 were $945.7 million, a decrease of 1% from net sales of $951.4 million during the second quarter of Fiscal 2012. The net sales decrease was attributable to a 10% decrease in total comparable sales partially off-set by new international stores and the impact of the calendar shift, that resulted from the 53-week fiscal year in Fiscal 2012. Including direct-to-consumer sales, U.S. sales decreased 8% to $597.3 million and international sales increased 15% to $348.4 million. The impact of changes in foreign currency benefited sales by approximately $3.4 million for the thirteen weeks ended August 3, 2013 (based on converting prior year sales at current year exchange rates).
Year-to-date net sales in Fiscal 2013 were $1.784 billion, a decrease of 5% from net sales of $1.873 billion during the comparable period in Fiscal 2012. The net sales decrease was attributable to a 12% decrease in total comparable sales partially off-set by new international stores and the impact of the calendar shift. Including direct-to-consumer sales, U.S. sales decreased 12% to $1.132 billion and international sales increased 12% to $652.3 million. The impact of changes in foreign currency adversely affected sales by approximately $1.5 million for the twenty-six weeks ended August 3, 2013.
By brand, comparable sales for the second quarter of Fiscal 2013, including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 6%, abercrombie kids decreased 3% and Hollister decreased 13%. Across the brands, the male business performed significantly better than the female business.
Total comparable sales for the quarter, including direct-to-consumer sales, decreased 10% with comparable U.S. sales decreasing 11% and international decreasing 7%. Within the quarter, comparable sales were weakest in July.
Due to the 53rd week in Fiscal 2012, second quarter comparable sales are compared to the thirteen and twenty-six week period ended August 4, 2012. The thirteen-week period ended August 4, 2012 included approximately $44 million of additional sales versus the reported thirteen-week period ended July 28, 2012.
Direct-to-consumer sales, including shipping and handling revenue, for the second quarter of Fiscal 2013 were $154.3 million, an increase of 21% from Fiscal 2012 second quarter direct-to-consumer sales of $127.7 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 16.3% of total net sales in the second quarter of Fiscal 2013 compared to 13.4% in the second quarter of Fiscal 2012.
Direct-to-consumer sales, including shipping and handling revenue, for the Fiscal 2013 year-to-date period were $287.0 million, an increase of 4% from Fiscal 2012 year-to-date direct-to-consumer sales of $275.9 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 16.1% of total net sales for the year-to-date period of Fiscal 2013 compared to 14.7% in the Fiscal 2012 year-to-date period.
Gross Profit
Gross profit for the second quarter of Fiscal 2013 was $604.1 million compared to $592.5 million for the comparable period in Fiscal 2012. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2013 was 63.9%, up 160 basis points from the second quarter of Fiscal 2012 rate of 62.3%.
The increase in the gross profit rate for the second quarter was primarily driven by a decrease in product costs and product related costs.
Year-to-date gross profit for Fiscal 2013 was $1.157 billion compared to $1.134 billion for the comparable period in Fiscal 2012. The gross profit rate for the year-to-date period of Fiscal 2013 was 64.9%, up 440 basis points from the year-to-date period of Fiscal 2012 rate of 60.5%.
The increase in the gross profit rate for the year-to-date period was primarily driven by a selling mix benefit and a decrease in product costs.
Stores and Distribution Expense
Stores and distribution expense for the second quarter of Fiscal 2013 was $471.7 million compared to $458.1 million for the comparable period in Fiscal 2012. The stores and distribution expense rate (stores and distribution expense divided by net sales) for the second quarter of Fiscal 2013 was 49.9% compared to 48.1% in the second quarter of Fiscal 2012. Included in stores and distribution expense for the second quarter of Fiscal 2013 is a reduction of expense of $4.5 million related to prior periods.

Stores and distribution expense for the Fiscal 2013 year-to-date period was $920.8 million compared to $913.8 million for the comparable period in Fiscal 2012. The stores and distribution expense rate for the year-to-date period of Fiscal 2013 was 51.6% compared to 48.8% for the Fiscal 2012 year-to-date period. Included in stores and distribution expense for the year-to-date period of Fiscal 2013 is a reduction of expense of $4.4 million related to prior periods.
Expense savings in store payroll, repairs and maintenance and other stores and distribution expense, enacted in response to sales trends, were more than offset by the deleveraging effect of negative comparable sales during the second quarter and year-to-date periods of Fiscal 2013.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $19.4 million for the thirteen weeks ended August 3, 2013 compared to $14.7 million for the thirteen weeks ended July 28, 2012 and $34.2 million for the twenty-six weeks ended August 3, 2013 compared to $31.2 million for the twenty-six weeks ended July 28, 2012. These amounts are recorded in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Handling costs, including costs incurred to store, move and prepare the products for shipment to stores were $14.4 million for the thirteen weeks ended August 3, 2013 compared to $13.8 million for the thirteen weeks ended July 28, 2012 and $26.0 million for the twenty-six weeks ended August 3, 2013 compared to $29.1 million for the twenty-six weeks ended July 28, 2012. These amounts are recorded in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the second quarter of Fiscal 2013 increased 6% to $117.6 million compared to $111.3 million during the same period in Fiscal 2012.
The increase in marketing, general and administrative expense for the second quarter was primarily driven by increases in consulting and other services. The second quarter includes $2.6 million in charges related to the implementation of the on-going profit improvement initiative.
Marketing, general and administrative expense during the Fiscal 2013 year-to-date period increased 4% to $236.4 million compared to $228.2 million during the same period in Fiscal 2012.
The increase in marketing, general and administrative expense for the year-to-date period was primarily driven by increases in consulting and other services, including charges related to the implementation of the profit improvement initiative and information technology, partially offset by savings in travel and marketing.
Other Operating Income, Net
Second quarter other operating income, net for Fiscal 2013 was $4.4 million compared to other operating income, net, of $1.9 million for the second quarter of Fiscal 2012. The increase is due primarily to insurance proceeds included in the Fiscal 2013 amounts.
Year-to-date other operating income, net for Fiscal 2013 was $5.2 million compared to $4.5 million for the year-to-date period of Fiscal 2012.
Operating Income (Loss)
Operating income for the second quarter of Fiscal 2013 was $19.2 million, a decrease of 23% from operating income of $25.0 million during the second quarter of Fiscal 2012. The reduction in operating income was primarily driven by the deleveraging effect of negative comparable store sales, partially offset by new international stores, direct-to-consumer operations and expense reductions.
Year-to-date operating income in Fiscal 2013 was $5.2 million, compared to an operating loss of $3.9 million during the comparable period of Fiscal 2012. The increase in operating income was driven by new international stores, direct-to-consumer operations, gross margin improvement and expense reductions, partially offset by the deleveraging effect of negative comparable store sales.
Interest Expense, Net and Tax Expense (Benefit)
Second quarter interest expense was $2.7 million in Fiscal 2013, offset by interest income of $1.0 million, compared to interest expense of $2.6 million, offset by interest income of $1.0 million in the second quarter of Fiscal 2012.

Year-to-date interest expense was $5.5 million in Fiscal 2013, offset by interest income of $2.1 million, compared to interest expense of $4.7 million in Fiscal 2012, offset by interest income of $2.1 million.
The effective tax rate for the second quarter of Fiscal 2013 was 34.7% compared to 27.3% for the Fiscal 2012 comparable period.
The effective tax rate for the year-to-date period of Fiscal 2013 was a benefit of 123.3% compared to a benefit of 35.3% for the Fiscal 2012 comparable period.
The Fiscal 2013 effective tax rate reflects a benefit resulting from the settlement of state income tax audits.
On a full-year basis, the Company expects the effective tax rate in the mid 30's. The rate remains sensitive to the domestic/international profit mix, including the effect of foreign currencies.
As of August 3, 2013, there were approximately $22.2 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.
Net Income (Loss) and Net Income (Loss) per Share
Net income for the second quarter of Fiscal 2013 was $11.4 million compared to $17.1 million for the second quarter of Fiscal 2012. Net income per diluted share for the second quarter of Fiscal 2013 was $0.14 compared to $0.20 for the same period of Fiscal 2012.
Net income for the year-to-date period of Fiscal 2013 was $4.2 million compared to a net loss of $4.3 million for the year-to-date period of Fiscal 2012. Net income per diluted share for the year-to-date period of Fiscal 2013 was $0.05 compared to a net loss per basic and diluted share of $0.05 for the same period in Fiscal 2012.

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
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on August 3, 2013 or February 2, 2013.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. The Company had $142.5 million in borrowings outstanding under the Term Loan Agreement on August 3, 2013. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. The Company had no borrowings outstanding under the Term Loan Agreement as of February 2, 2013.
The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements.
The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at August 3, 2013.

Stand-by letters of credit outstanding on August 3, 2013 and February 2, 2013 were insignificant.
Operating Activities
Net cash used for operating activities was $208.7 million for the twenty-six weeks ended August 3, 2013 compared to $24.3 million for the twenty-six weeks ended July 28, 2012. The increase in cash used for operating activities was primarily to acquire inventory. Inventory decreased 9% from $694.2 million in the second quarter of Fiscal 2012 to $633.5 million at the end of the second quarter of Fiscal 2013.
Investing Activities
Cash outflows for investing activities for the twenty-six week periods ended August 3, 2013 and July 28, 2012 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were lower in Fiscal 2013 than in Fiscal 2012, due to fewer new international stores, as well as a decrease in home office, distribution centers and information technology infrastructure projects. Cash inflows from investing activities for the twenty-six weeks ended July 28, 2012 included proceeds from sales of auction rate marketable securities.
Financing Activities
For the twenty-six week periods ended August 3, 2013 and July 28, 2012, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends. For the twenty-six weeks ended August 3, 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings under the Term Loan Agreement.
During the twenty-six weeks ended August 3, 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $115.8 million. During the twenty-six weeks ended July 28, 2012, A&F repurchased approximately 3.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $161.2 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors’ authorizations.
As of August 3, 2013, A&F had approximately 16.3 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
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
Off-Balance Sheet Arrangements
As of August 3, 2013, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 3, 2013, there were no material changes in the contractual obligations as of February 2, 2013, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the borrowings under the Term Loan Agreement.

Store Activity

During the second quarter ending August 3, 2013, the Company opened four international Hollister chain stores, including two stores in China, and a combined Abercrombie & Fitch and abercrombie kids outlet store in each of the U.K and U.S.
The Company continues to anticipate opening an Abercrombie & Fitch flagship store in Seoul, as well as approximately 20 international Hollister chain stores throughout the year. In addition, the Company will open a small number of international and U.S. outlet stores during the year. The planned opening of an Abercrombie & Fitch flagship store in Shanghai is now expected in the spring of 2014.
The Company expects total capital expenditures for Fiscal 2013 to be approximately $200 million, predominately related to new stores and investments in IT initiatives. Capital expenditures totaled $81.2 million and $200.0 million for the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively.
During the twenty-six weeks ended August 3, 2013, the Company closed seven U.S. and one Canadian store. For Fiscal 2013, the Company anticipates closing a total of approximately 40-50 U.S. stores, inclusive of the seven which were closed in the first half of Fiscal 2013. The remaining store closures are expected to be through natural lease expirations and will occur at the end of the fiscal year.

Second Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
May 4, 2013	264	144	481	20	909
New	1	1	—	—	2
Closed	—	(1)	(3)	—	(4)
August 3, 2013	265	144	478	20	907
Gross Square Feet at August 3, 2013	2,367	675	3,260	169	6,471
International Stores
May 4, 2013	19	5	112	8	144
New	1	1	4	—	6
Closed	—	—	—	—	—
August 3, 2013	20	6	116	8	150
Gross Square Feet at August 3, 2013	408	65	1,013	49	1,535
Total Stores	285	150	594	28	1,057
Total Gross Square Feet at August 3, 2013	2,775	740	4,273	218	8,006
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
April 28, 2012	279	154	491	18	942
New	—	—	—	—	—
Closed	(1)	—	(5)	—	(6)
July 28, 2012	278	154	486	18	936
Gross Square Feet at July 28, 2012	2,495	727	3,317	176	6,715
International Stores
April 28, 2012	15	5	84	3	107
New	—	—	8	4	12
Closed	—	—	—	—	—
July 28, 2012	15	5	92	7	119
Gross Square Feet at July 28, 2012	286	59	793	47	1,185
Total Stores	293	159	578	25	1,055
Total Gross Square Feet at July 28, 2012	2,781	786	4,110	223	7,900

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	144	482	20	912
New	1	1	—	—	2
Closed	(2)	(1)	(4)	—	(7)
August 3, 2013	265	144	478	20	907
Gross Square Feet at August 3, 2013	2,367	675	3,260	169	6,471
International Stores
February 2, 2013	19	6	107	7	139
New	1	1	9	1	12
Closed	—	(1)	—	—	(1)
August 3, 2013	20	6	116	8	150
Gross Square Feet at August 3, 2013	408	65	1,013	49	1,535
Total Stores	285	150	594	28	1,057
Total Gross Square Feet at August 3, 2013	2,775	740	4,273	218	8,006
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(3)	—	(8)	—	(11)
July 28, 2012	278	154	486	18	936
Gross Square Feet at July 28, 2012	2,495	727	3,317	176	6,715
International Stores
January 28, 2012	14	5	77	3	99
New	1	—	15	4	20
Closed	—	—	—	—	—
July 28, 2012	15	5	92	7	119
Gross Square Feet at July 28, 2012	286	59	793	47	1,185
Total Stores	293	159	578	25	1,055
Total Gross Square Feet at July 28, 2012	2,781	786	4,110	223	7,900

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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in insignificant realized gains for each of the thirteen week periods ended August 3, 2013 and July 28, 2012 and realized gains of $1.6 million and $1.7 million for the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively.
Interest Rate Risks
As of August 3, 2013, the Company had $142.5 million in borrowings outstanding under its Term Loan Agreement. These borrowing and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. The average interest rate was 1.70% for the thirteen-week period ended August 3, 2013. Additionally, as of August 3, 2013, the Company had $350 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stands at August 3, 2013, if market interest rates average an increase of 100 basis points over the next twenty-six week period compared to the interest rates being incurred for the twenty-six week period ended August 3, 2013, there would be an insignificant change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Term Loan Agreement. This hypothetical increase in interest rate for the fifty-two week period ended February 1, 2014 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Term Loan Agreement.
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
A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. Dollars, Australian Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Polish Zloty, South Korean Won, Singapore Dollars, Swedish Kroner, Swiss Francs and UAE Dirham. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 3, 2013. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 3, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 3, 2013 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
The Company’s risk factors as of August 3, 2013 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the second quarter of Fiscal 2013 that were not registered under the Securities Act of 1933.
The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended August 3, 2013:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
May 5, 2013 through June 1, 2013	35,459	$51.12	—	18,321,379
June 2, 2013 through July 6, 2013	2,051,939	$48.92	2,033,040	16,288,339
July 7, 2013 through August 3, 2013	18,594	$48.67	—	16,288,339
Total	2,105,992	$48.95	2,033,040	16,288,339

(1)
An aggregate of 72,952 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended August 3, 2013 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards and upon the exercise of employee stock appreciation rights.

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

ITEM 6.	EXHIBITS

Exhibit No.	Document
10.1	Agreement dated as of July 19, 2013 between Ronald A. Robins, Jr. and Abercrombie & Fitch Management Co.*
10.2	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective as of February 2, 2014).*
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012; (ii) Consolidated Balance Sheets at August 3, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 9, 2013	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1	Agreement dated as of July 19, 2013 between Ronald A. Robins, Jr. and Abercrombie & Fitch Management Co.*
10.2	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective as of February 2, 2014).*
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012; (ii) Consolidated Balance Sheets at August 3, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith