Form 10-Q
period 2013-11-02
ABERCROMBIE & FITCH CO /DE/
filed 2013-12-10
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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
Registrant’s telephone number, including area code: (614) 283-6500
Not Applicable
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at November 29, 2013
$.01 Par Value	76,399,395 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
		(Restated - see Note 3)		(Restated - see Note 3)
NET SALES	$1,033,293	$1,169,649	$2,817,760	$3,042,274
Cost of Goods Sold	382,253	417,135	1,009,431	1,156,218
GROSS PROFIT	651,040	752,514	1,808,329	1,886,056
Stores and Distribution Expense	564,935	496,942	1,485,783	1,410,759
Marketing, General and Administrative Expense	131,326	123,381	367,752	351,562
Other Operating Income, Net	(9,851)	(1,154)	(15,079)	(5,671)
OPERATING INCOME (LOSS)	(35,370)	133,345	(30,127)	129,406
Interest Expense, Net	1,655	1,584	5,032	4,219
INCOME (LOSS) BEFORE TAXES	(37,025)	131,761	(35,159)	125,187
Tax Expense (Benefit)	(21,381)	47,725	(23,682)	45,405
NET INCOME (LOSS)	$(15,644)	$84,036	$(11,477)	$79,782
NET INCOME (LOSS) PER SHARE:
BASIC	$(0.20)	$1.03	$(0.15)	$0.96
DILUTED	$(0.20)	$1.02	$(0.15)	$0.95
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	76,456	81,669	77,387	82,939
DILUTED	76,456	82,522	77,387	84,049
DIVIDENDS DECLARED PER SHARE	$0.200	$0.175	$0.600	$0.525
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$10,959	$14,138	$(8,530)	$(2,362)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	(4,571)	(12,797)	5,288	(10,711)
Other Comprehensive Income (Loss)	$6,388	$1,341	$(3,242)	$(13,073)
COMPREHENSIVE INCOME (LOSS)	$(9,256)	$85,377	$(14,719)	$66,709

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	November 2, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$257,525	$643,505
Receivables	86,726	99,622
Inventories	768,946	426,962
Deferred Income Taxes	56,699	32,558
Other Current Assets	116,714	105,177
TOTAL CURRENT ASSETS	1,286,610	1,307,824
PROPERTY AND EQUIPMENT, NET	1,160,904	1,308,232
OTHER ASSETS	404,882	371,345
TOTAL ASSETS	$2,852,396	$2,987,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$185,438	$140,396
Accrued Expenses	307,962	398,868
Deferred Lease Credits	36,050	39,054
Income Taxes Payable	59,130	112,483
Short-Term Portion of Borrowings	15,000	—
TOTAL CURRENT LIABILITIES	603,580	690,801
LONG-TERM LIABILITIES:
Deferred Lease Credits	153,587	168,397
Long-Term Portion of Borrowings	123,750	—
Leasehold Financing Obligations	61,623	63,942
Other Liabilities	234,839	245,993
TOTAL LONG-TERM LIABILITIES	573,799	478,332
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of November 2, 2013 and February 2, 2013	1,033	1,033
Paid-In Capital	425,934	403,271
Retained Earnings	2,505,445	2,567,261
Accumulated Other Comprehensive Income (Loss), net of tax	(16,530)	(13,288)
Treasury Stock, at Average Cost: 26,905 and 24,855 shares at November 2, 2013 and February 2, 2013, respectively	(1,240,865)	(1,140,009)
TOTAL STOCKHOLDERS’ EQUITY	1,675,017	1,818,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,852,396	$2,987,401

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
OPERATING ACTIVITIES:		(Restated - see Note 3)
Net Income (Loss)	$(11,477)	$79,782
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	180,609	165,516
Non-Cash Charge for Asset Impairment	81,511	—
Loss on Disposal / Write-off of Assets	10,976	8,145
Lessor Construction Allowances	16,693	14,668
Amortization of Deferred Lease Credits	(31,326)	(34,185)
Deferred Taxes	(60,805)	(31,804)
Share-Based Compensation	40,210	38,620
Changes in Assets and Liabilities:
Inventories	(341,831)	49,919
Accounts Payable and Accrued Expenses	(49,175)	(56,502)
Income Taxes	(54,239)	(5,280)
Other Assets and Liabilities	(11,307)	(9,555)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(230,161)	219,324
INVESTING ACTIVITIES:
Capital Expenditures	(124,033)	(277,951)
Proceeds from Sales of Marketable Securities	—	80,693
Other Investing	(6,316)	(6,237)
NET CASH USED FOR INVESTING ACTIVITIES	(130,349)	(203,495)
FINANCING ACTIVITIES:
Excess Tax Benefit from Share-Based Compensation	2,432	1,080
Purchase of Treasury Stock	(115,806)	(265,498)
Repayments of Borrowings	(11,250)	(75,000)
Proceeds from Borrowings	150,000	135,000
Change in Outstanding Checks and Other	(811)	(1,999)
Dividends Paid	(46,643)	(43,710)
NET CASH USED FOR FINANCING ACTIVITIES	(22,078)	(250,127)
EFFECT OF EXCHANGE RATES ON CASH	(3,392)	473
NET DECREASE IN CASH AND EQUIVALENTS:	(385,980)	(233,825)
Cash and Equivalents, Beginning of Period	643,505	583,495
CASH AND EQUIVALENTS, END OF PERIOD	$257,525	$349,670
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(2,191)	$(1,005)

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
The Consolidated Financial Statements as of November 2, 2013 and for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013. The February 2, 2013 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2013.
Certain prior period amounts have been reclassified to conform to current year presentation. In addition, the thirteen and thirty-nine week periods ended November 2, 2013 include the correction of certain errors relating to prior periods. The thirteen week period ended November 2, 2013 includes a pre-tax increase in gross margin of $2.1 million and unrelated tax benefit of $1.9 million related to prior periods. The thirty-nine week period ended November 2, 2013 includes a pre-tax reduction of stores and distribution expense of $4.4 million and an increase of $1.9 million in gross margin related to prior periods. The effect of these corrections increased net income by $3.0 million and $4.7 million for the thirteen and thirty-nine week periods ended November 2, 2013. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.
The Consolidated Financial Statements as of November 2, 2013 and for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.
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
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe, Asia and Australia. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both U.S. and international.

Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis plus sell-off of excess merchandise to authorized third-party resellers. Four-wall operating income includes: net sales, cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and indirect taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business: net sales, shipping and handling revenue, call center costs, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer segments exclude marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs. All costs excluded from the three reportable segments are included in Other.
The following table provides the Company’s segment information for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirteen Weeks Ended November 2, 2013
Net Sales	$561,788	$296,937	$174,568	$1,033,293	$—	$1,033,293
Operating Income (Loss) (2)	29,512	40,641	65,602	135,755	(171,125)	(35,370)
Thirteen Weeks Ended October 27, 2012
Net Sales	$709,517	$301,818	$158,314	$1,169,649	$—	$1,169,649
Operating Income (Loss) (4)	155,568	94,416	63,935	313,919	(180,574)	133,345

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirty-Nine Weeks Ended November 2, 2013
Net Sales	1,515,079	841,096	461,585	2,817,760	—	2,817,760
Operating Income (Loss) (3)	128,205	160,821	176,793	465,819	(495,946)	(30,127)
Thirty-Nine Weeks Ended October 27, 2012
Net Sales	1,815,502	792,552	434,220	3,042,274	—	3,042,274
Operating Income (Loss) (4)	270,180	219,017	152,688	641,885	(512,479)	129,406

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

(2)
Includes charges for store-related asset impairment, charges related to restructuring plans for the Gilly Hicks brand and charges related to the Company's profit improvement initiative of $51.5 million for U.S. Stores, $32.2 million for International Stores and $12.2 million for Other for the thirteen week period ended November 2, 2013.

(3)
Includes charges for store-related asset impairment, charges related to restructuring plans for the Gilly Hicks brand and charges related to the Company's profit improvement initiative of $51.5 million for U.S. Stores, $32.2 million for International Stores and $14.7 million for Other for the thirty-nine week period ended November 2, 2013.

(4)	Results reported above have been restated based on the change in accounting principle as noted in Note 3, “CHANGE IN ACCOUNTING PRINCIPLE.”

Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:
Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Direct-to-consumer net sales are reported by geographic area based on the location of the customer.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands):	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
United States	$674,871	$818,558	$1,807,027	$2,110,835
Europe	272,212	273,909	776,630	743,834
Other	86,210	77,182	234,103	187,605
Total	$1,033,293	$1,169,649	$2,817,760	$3,042,274

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

As a result of the retroactive application of the change in accounting for inventory, the following items in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have been restated:

Thirteen Weeks Ended October 27, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$1,169,649	$—	$1,169,649
Cost of Goods Sold	438,082	(20,947)	417,135
Gross Profit	731,567	20,947	752,514
Operating Income (Loss)	112,398	20,947	133,345
Income (Loss) Before Taxes	110,814	20,947	131,761
Tax Expense (Benefit)	39,307	8,418	47,725
Net Income (Loss)	71,507	12,529	84,036
Net Income (Loss) Per Share:
Basic	$0.88	$0.15	$1.03
Diluted	$0.87	$0.15	$1.02
Foreign Currency Translation Adjustments	13,904	234	14,138
Other Comprehensive Income (Loss)	1,107	234	1,341
Comprehensive Income (Loss)	72,614	12,763	85,377

Thirty-Nine Weeks Ended October 27, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Net Sales	$3,042,274	$—	$3,042,274
Cost of Goods Sold	1,139,941	16,277	1,156,218
Gross Profit	1,902,333	(16,277)	1,886,056
Operating Income (Loss)	145,683	(16,277)	129,406
Income (Loss) Before Taxes	141,464	(16,277)	125,187
Tax Expense (Benefit)	51,453	(6,048)	45,405
Net Income (Loss)	90,011	(10,229)	79,782
Net Income (Loss) Per Share:
Basic	$1.09	$(0.13)	$0.96
Diluted	$1.07	$(0.12)	$0.95
Foreign Currency Translation Adjustments	(2,164)	(198)	(2,362)
Other Comprehensive Income (Loss)	(12,875)	(198)	(13,073)
Comprehensive Income (Loss)	77,136	(10,427)	66,709

Thirty-Nine Weeks Ended October 27, 2012 (in thousands, except per share data)

	As Reported	Effect of Change	As Restated

Cash flow from operating activities:
Net Income (Loss)	$90,011	$(10,229)	$79,782
Deferred Taxes	(25,756)	(6,048)	(31,804)
Inventories	33,444	16,475	49,919

4. SHARE-BASED COMPENSATION
Financial Statement Impact
The Company recognized share-based compensation expense of $13.3 million and $40.2 million for the thirteen and thirty-nine week periods ended November 2, 2013, respectively, and $13.2 million and $38.6 million for the thirteen and thirty-nine week periods ended October 27, 2012, respectively. The Company also recognized $5.0 million and $15.3 million in tax benefits related to share-based compensation expense for the thirteen and thirty-nine week periods ended November 2, 2013, respectively, and $5.0 million and $14.7 million for the thirteen and thirty-nine week periods ended October 27, 2012, respectively.
The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the performance period of the awards' requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of November 2, 2013 is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $1.2 million and insignificant, respectively.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of November 2, 2013, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
In the event, at each reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (the “2007 LTIP”) and the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan (the “2005 LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.
Plans
As of November 2, 2013, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the Chairman and Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are primarily earned and vest over the performance period. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Awards granted to the CEO under the 2007 LTIP have a vesting period defined as the shorter of four years or the period from the award date through the end of the CEO's employment agreement subject to the satisfaction of performance-based criteria for awards granted subsequent to May 7, 2012. Under both plans, stock options have a 10-year term and stock appreciation rights have up to a 10-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
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
In the case of restricted stock units and performance share awards, the Company calculates the fair value of awards granted using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining the fair value, the Company does not take into account any performance-based requirements. The performance-based requirements are taken into account in determining the number of awards expected to vest.
Stock Options
The Company did not grant any stock options during the thirty-nine week periods ended November 2, 2013 or October 27, 2012.

Below is a summary of stock option activity for the thirty-nine weeks ended November 2, 2013:

Stock Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	569,400	$65.40
Granted	—	—
Exercised	(7,500)	28.24
Forfeited or expired	(23,800)	76.01
Outstanding at November 2, 2013	538,100	$65.44	$1,048,700	3.5
Stock options exercisable at November 2, 2013	538,100	$65.44	$1,048,700	3.5
Stock options expected to become exercisable in the future as of November 2, 2013	—	—	—	—
The total intrinsic value of stock options which were exercised during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was insignificant.
The grant date fair value of stock options which vested during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was insignificant and $1.2 million, respectively.
As of November 2, 2013, all compensation cost related to stock options had been recognized.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during the thirty-nine week periods ended November 2, 2013 and October 27, 2012, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Thirty-Nine Weeks Ended
	Chairman and Chief Executive Officer		Other Executive Officers		All Other Associates
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Grant date market price	—	$—	$46.57	$52.89	$45.46	$52.02
Exercise price	—	$—	$46.57	$52.89	$45.46	$52.02
Fair value	—	$—	$20.34	$23.53	$16.82	$22.21
Assumptions:
Price volatility	—	—%	61%	56%	54%	59%
Expected term (years)	—	—	4.7	5.0	4.1	4.1
Risk-free interest rate	—	—%	0.7%	1.3%	0.6%	0.9%
Dividend yield	—	—%	1.8%	1.1%	1.8%	1.1%
Below is a summary of stock appreciation rights activity for the thirty-nine weeks ended November 2, 2013:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	9,246,859	$40.17
Granted:
Chairman and Chief Executive Officer	—	—
Other Executive Officers	189,700	46.57
All Other Associates	105,500	45.46
Exercised	(510,875)	31.99
Forfeited or expired	(33,600)	49.97
Outstanding at November 2, 2013	8,997,584	$40.80	$34,277,453	3.7
Stock appreciation rights exercisable at November 2, 2013	2,991,261	$46.03	$3,696,298	4.4
Stock appreciation rights expected to become exercisable in the future as of November 2, 2013	5,957,158	$38.11	$30,578,924	3.4

The total intrinsic value of stock appreciation rights exercised during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $8.5 million and insignificant, respectively.
The grant date fair value of stock appreciation rights which vested during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $25.0 million and $24.0 million, respectively.
As of November 2, 2013, there was $18.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 11 months.
Restricted Stock Units
Below is a summary of restricted stock unit activity for the thirty-nine weeks ended November 2, 2013:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 2, 2013	1,198,680	$46.88
Granted (1)	782,400	42.52
Vested	(358,728)	40.65
Forfeited	(135,479)	45.68
Unvested at November 2, 2013	1,486,873	$46.29

(1)
Number of shares granted includes approximately 240,000 shares related to the grant of performance share awards ("PSAs") in Fiscal 2013. This reflects the target amount granted; however, the number of PSAs that ultimately are earned would vary from 0% - 200% of target depending on the level of growth of adjusted diluted earnings per share. The number also includes 15,000 of additional shares earned above the Fiscal 2012 target due to the achievement above target.

The total fair value of restricted stock units and performance share awards granted during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $33.3 million and $28.2 million, respectively.
The total grant date fair value of restricted stock units and performance share awards which vested during the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $14.6 million and $18.7 million, respectively.
As of November 2, 2013, there was $36.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units and performance share awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

5. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic share is computed based on the weighted-average number of outstanding shares of Common Stock. Net income per diluted share is computed based on the weighted-average dilutive effect of stock options, stock appreciation rights, restricted stock units and performance share awards.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(26,844)	(21,631)	(25,913)	(20,361)
Weighted-Average—Basic Shares	76,456	81,669	77,387	82,939
Dilutive effect of stock options, stock appreciation rights, restricted stock units and performance share awards	—	853	—	1,110
Weighted-Average—Diluted Shares	76,456	82,522	77,387	84,049
Anti-Dilutive Shares (1)	11,023	6,114	11,127	5,398

(1)
Reflects the number of shares subject to outstanding stock options, stock appreciation rights, restricted stock units and performance share awards but excluded from the computation of net (loss) income per diluted share because the impact would be anti-dilutive.

6. CASH AND EQUIVALENTS

Cash and equivalents consisted of (in thousands):

	November 2, 2013	February 2, 2013
Cash and equivalents:
Cash	$254,129	$398,508
Cash equivalents	3,396	244,997
Total cash and equivalents	$257,525	$643,505
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $30.0 million on November 2, 2013 and $31.1 million on February 2, 2013, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

7. RABBI TRUST ASSETS
Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use and consist of (in thousands):

	November 2, 2013	February 2, 2013
Rabbi Trust assets:
Money market funds	23	22
Trust-owned life insurance policies (at cash surrender value)	90,028	87,575
Total Rabbi Trust assets	90,051	87,597
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in insignificant realized gains for each of the thirteen weeks ended November 2, 2013 and October 27, 2012 and $2.5 million for each of the thirty-nine weeks ended November 2, 2013 and October 27, 2012, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of November 2, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$3,419	$—	$—	$3,419
Derivative financial instruments	—	1,358	—	1,358
Total assets measured at fair value	$3,419	$1,358	$—	$4,777
LIABILITIES:
Derivative financial instruments	—	2,782	—	2,782
Total liabilities measured at fair value	$—	$2,782	$—	$2,782

	Assets and Liabilities at Fair Value as of February 2, 2013 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$245,019	$—	$—	$245,019
Derivative financial instruments	—	2,493	—	2,493
Total assets measured at fair value	$245,019	$2,493	$—	$247,512
LIABILITIES:
Derivative financial instruments	—	9,987	—	9,987
Total liabilities measured at fair value	$—	$9,987	$—	$9,987

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Term Loan Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Term Loan Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Term Loan Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Term Loan Agreement as of November 2, 2013 was approximately $138.8 million. The fair value of borrowings outstanding under the Term Loan Agreement as of November 2, 2013 was approximately $138.8 million. There were no borrowings outstanding under the Amended and Restated Credit Agreement or the Term Loan Agreement at February 2, 2013. See Note 13, “BORROWINGS,” for further discussion on the Amended and Restated Credit Agreement and the Term Loan Agreement.

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
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market adjustment to inventory was $14.1 million and $9.9 million at November 2, 2013 and February 2, 2013, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $6.9 million and $11.8 million at November 2, 2013 and February 2, 2013, respectively.
The inventory balance, net of reserves, was $768.9 million and $427.0 million at November 2, 2013 and February 2, 2013, respectively.

10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	November 2, 2013	February 2, 2013
Property and equipment, at cost	$2,986,429	$2,915,072
Accumulated depreciation and amortization	(1,825,525)	(1,606,840)
Property and equipment, net	$1,160,904	$1,308,232
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
In accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” store-related assets are considered level 3 assets in the fair value hierarchy. Fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, and impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type.
In the third quarter of Fiscal 2013, the Company incurred non-cash asset impairment charges of $43.6 million, as a result of the impact of current sales trends on the profitability of a number of stores. The asset impairment charges are primarily related to 23 Abercrombie & Fitch stores, three abercrombie kids stores and 70 Hollister stores.
The following table presents quantitative information related to the unobservable inputs used in the Company's level 3 fair value measurements for the impairment charges incurred in the third quarter of Fiscal 2013.

UNOBSERVABLE INPUT	VALUE
Weighted average cost of capital (1)	11%
Annual revenue growth rates (2)	2%

(1)	The Company utilized the year-end weighted average cost of capital in the discounted cash flow model.

(2)	The Company utilized an annual revenue growth rate in the discounted cash flow model.
See Note 17, "GILLY HICKS RESTRUCTURING," for reference on impairment charges incurred in relation to the decision to close the stand-alone Gilly Hicks stores.
In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing, leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $52.8 million and $55.2 million of construction project assets in Property and Equipment, Net at November 2, 2013 and February 2, 2013, respectively.

11. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective lives of the related leases, consisted of the following (in thousands):

	November 2, 2013	February 2, 2013
Deferred lease credits	$558,183	$550,527
Amortized deferred lease credits	(368,546)	(343,076)
Total deferred lease credits, net	$189,637	$207,451

12. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The effective tax rates for the thirteen weeks ended November 2, 2013 and October 27, 2012 were 57.7% and 36.2%, respectively. The effective tax rates for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 were 67.4% and 36.3%, respectively. The Fiscal 2013 year-to-date effective tax rate reflects a benefit resulting from the settlement of certain state tax audits and a $4.9 million benefit related to other discrete tax matters in the third quarter.
Cash payments of income taxes made during the thirteen weeks ended November 2, 2013 and October 27, 2012 were approximately $6.0 million and $6.1 million, respectively. Cash payments of income taxes made during the thirty-nine weeks ended November 2, 2013 and October 27, 2012 were approximately $110.3 million and $85.7 million, respectively.

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
The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. As of November 2, 2013, the Amended and Restated Credit Agreement also required that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00.
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at November 2, 2013 and February 2, 2013. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement on November 2, 2013 and February 2, 2013 were insignificant.
As of November 2, 2013 and February 2, 2013, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Term Loan Agreement (via Amendment No. 1) (the "Term Loan Agreement") and the Amended and Restated Credit Agreement (via Amendment No. 2). The required Coverage Ratio in both agreements was lowered to 1.75 to 1.00 and the availability under the Term Loan Agreement was lowered to $150 million. On February 21, 2013, the Company elected to draw down the full $150 million available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, as defined above. The Company was in compliance with the applicable ratio requirements and other covenants under both agreements at November 2, 2013.

As of November 2, 2013, the Company had $138.8 million in borrowings outstanding under the Term Loan Agreement. The Company had no borrowings under the Term Loan Agreement as of February 2, 2013.
On November 4, 2013, the Company entered into amendments to both the Amended and Restated Credit Agreement and the Term Loan Agreement. See Note 20, "SUBSEQUENT EVENTS," for further details on the amendments.
Total interest expense and fees associated with borrowing agreements were $1.1 million and insignificant for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $3.2 million and $2.3 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.
The terms of both the Amended and Restated Credit Agreement and the Term Loan Agreement include customary events of default such as payment defaults, cross-defaults to other material indebtedness, undischarged material judgments, bankruptcy and insolvency, the occurrence of a defined change in control, or the failure to observe the negative covenants and other covenants related to the operation and conduct of the business of A&F and its subsidiaries. Upon an event of default: (i) the lenders under the Amended and Restated Credit Agreement will not be obligated to make loans or other extensions of credit and may, among other things, terminate their commitments to the Company; and (ii) the lenders under the Amended and Restated Credit Agreement and the lenders under the Term Loan Agreement may declare any then outstanding loans due and payable immediately.

14. LEASEHOLD FINANCING OBLIGATIONS
As of November 2, 2013 and February 2, 2013, the Company had $61.6 million and $63.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, that portion of the rental payments under the lease is recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $1.7 million for each of the thirteen weeks ended November 2, 2013 and October 27, 2012. Total interest expense related to landlord financing obligations was $5.0 million for each of the thirty-nine weeks ended November 2, 2013 and October 27, 2012.

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of November 2, 2013, the typical length of time over which forecasted foreign-currency-denominated intercompany inventory sales were hedged was 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated intercompany inventory sales that have occurred as of November 2, 2013 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.
As of November 2, 2013, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

Notional Amount(1)
Euro	$85,125
British Pound	$40,749
Canadian Dollar	$13,996

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of November 2, 2013.
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
As of November 2, 2013, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$37,950
Swiss Franc	$23,569

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of November 2, 2013.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of November 2, 2013 and February 2, 2013 were as follows:

	Balance Sheet	Asset Derivatives		Balance Sheet	Liability Derivatives
(in thousands):	Location	November 2, 2013	February 2, 2013	Location	November 2, 2013	February 2, 2013
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$506	$1,967	Other Liabilities	$2,224	$9,270
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$852	$526	Other Liabilities	$558	$717
Total	Other Current Assets	$1,358	$2,493	Other Liabilities	$2,782	$9,987
Refer to Note 8, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
(in thousands):	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$(805)	$(1,560)	$456	$2,897

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands):	November 2, 2013	October 27, 2012		November 2, 2013	October 27, 2012		November 2, 2013	October 27, 2012
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$(3,748)	$(8,147)	Cost of Goods Sold	$1,359	$5,981	Other Operating (Income) Expense, Net	$(9)	$221
	Thirty-Nine Weeks Ended
(in thousands):	November 2, 2013	October 27, 2012		November 2, 2013	October 27, 2012		November 2, 2013	October 27, 2012
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$7,515	$2,566	Cost of Goods Sold	$1,581	$14,820	Other Operating (Income) Expense, Net	$167	$9

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from OCI into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss), for the thirteen and thirty-nine weeks ended November 2, 2013 is as follows (in thousands):

	Thirteen Weeks Ended November 2, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at August 3, 2013	2,639	(25,557)	(22,918)
Other comprehensive income (loss) before reclassifications	(3,748)	10,959	7,211
Reclassified from accumulated other comprehensive income (loss) (1)	(1,359)	—	(1,359)
Tax effect on derivative financial instruments	536	—	536
Net current-period other comprehensive income (loss)	(4,571)	10,959	6,388
Ending balance at November 2, 2013	(1,932)	(14,598)	(16,530)

(1) For the thirteen weeks ended November 2, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

	Thirty-Nine Weeks Ended November 2, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 2, 2013	(7,220)	(6,068)	(13,288)
Other comprehensive income (loss) before reclassifications	7,515	(8,530)	(1,015)
Reclassified from accumulated other comprehensive income (loss) (1)	(1,581)	—	(1,581)
Tax effect on derivative financial instruments	(646)	—	(646)
Net current-period other comprehensive income (loss)	5,288	(8,530)	(3,242)
Ending balance at November 2, 2013	(1,932)	(14,598)	(16,530)

(1) For the thirty-nine weeks ended November 2, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

17. GILLY HICKS RESTRUCTURING

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company anticipates the closure will be substantially complete by the end of the first quarter of Fiscal 2014. Store closures in Europe are subject to applicable notice and consultation provisions.

In connection with its long-term strategic review, the Company has decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision reflects the successful pilot of selling Gilly Hicks branded intimates in Hollister stores.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $90 million, inclusive of the $44.7 million of charges recognized during the third quarter.

Below is a summary of pre-tax charges incurred to-date related to the closure of the Gilly Hicks branded stores (in thousands):

Thirteen and Thirty-Nine Weeks Ended
November 2, 2013 (1)
Non-Cash Charges
Asset Impairment	$37,940
Other Charges	$4,668
Cash Charges
Lease Terminations	$2,100
Total Charges	$44,708
(1) For the thirteen week period ended November 2, 2013, the Company incurred charges related to restructuring plans for the Gilly Hicks brand of $14.5 million for U.S. Stores segment and $30.2 million for International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $45 million, are expected to be substantially recognized in the fourth quarter of Fiscal 2013 and the first quarter of Fiscal 2014. These estimates are based on a number of significant assumptions and could change materially.

Based on the timing of the store closures and the applicable accounting guidance, the Company has not incurred a liability as of November 2, 2013 related to the Company's decision to close its stand-alone Gilly Hicks stores.

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

19. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU 2013-02, which amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. The adoption did not have a material effect on the Company's consolidated financial statements.

20. SUBSEQUENT EVENTS

Credit Agreement
On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60 million of cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" will be reduced initially for the testing period ending February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, for the testing period ending October 31, 2015 and thereafter.

Employment Agreement
On December 9, 2013, the Company entered into a new employment agreement (the “2013 Agreement”) with Michael S. Jeffries, effective on February 2, 2014. Mr. Jeffries will continue to serve as the Chairman and Chief Executive Officer of the Company, responsible for developing and executing the Company’s strategy and long-term business plans.

The 2013 Agreement will replace Mr. Jeffries’ current employment agreement (the “2008 Agreement”), which expires on February 1, 2014. The 2013 Agreement commences on February 2, 2014 and may be terminated by either party at any time after February 1, 2015 upon twelve months written notice or as otherwise described below.

Under the 2013 Agreement, Mr. Jeffries will continue to receive his current annual base salary of $1,500,000, which will be reviewed annually. Mr. Jeffries will continue to participate in the Company’s annual bonus plan, with an annual target bonus opportunity of 150% of his base salary and a maximum bonus opportunity of up to 300% of his base salary.

The 2013 Agreement structures Mr. Jeffries’ long-term incentive opportunity differently from the structure incorporated in the 2008 Agreement. There is no retention or sign-on grant, and the formula for semi-annual equity grants contained in the 2008 Agreement has been eliminated. Instead, the 2013 Agreement provides that Mr. Jeffries is eligible to receive long-term incentive awards each year with a target value of $6,000,000, as measured for accounting purposes. This target value will be reviewed annually and may be increased at the sole discretion of the Compensation Committee if Company performance warrants such an adjustment. The vesting of at least 60% of each annual long-term incentive award (based on the target value of the total award) will be subject to performance criteria as determined by the Compensation Committee.

Consistent with the 2008 Agreement, Mr. Jeffries will continue to be entitled to term life insurance coverage in the amount of $10,000,000, as well as participation in the Company’s employee benefit plans and arrangements generally made available to the Company’s other senior executive officers. Mr. Jeffries also will be entitled to use, for security purposes, the Company’s aircraft for up to $200,000 of personal travel, as provided under the 2008 Agreement. In addition, Mr. Jeffries remains eligible to receive benefits under the Company’s Supplemental Executive Retirement Plan.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:
We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. and its subsidiaries as of November 2, 2013 and the related consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012. These interim financial statements are the responsibility of the Company’s management.
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
December 10, 2013

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

RESULTS OF OPERATIONS
During the third quarter of Fiscal 2013, net sales decreased 12% to $1.033 billion from $1.170 billion for the third quarter of Fiscal 2012. The gross profit rate for the third quarter of Fiscal 2013 was 63.0% compared to 64.3% for the third quarter of Fiscal 2012. Operating loss was $35.4 million for the third quarter of Fiscal 2013 compared to operating income of $133.3 million for the third quarter of Fiscal 2012. The Company had a net loss of $15.6 million and net loss per basic and diluted share of $0.20 for the third quarter of Fiscal 2013 compared to net income of $84.0 million and net income per diluted share of $1.02 for the third quarter of Fiscal 2012.
During the Fiscal 2013 year-to-date period, net sales decreased 7% to $2.818 billion from $3.042 billion for the comparable period of Fiscal 2012. The gross profit rate for the Fiscal 2013 year-to-date period was 64.2% compared to 62.0% for the comparable period of Fiscal 2012. Operating loss was $30.1 million for the Fiscal 2013 year-to-date period compared to operating income of $129.4 million for the comparable period of Fiscal 2012. The Company had a net loss of $11.5 million and net loss per basic and diluted share of $0.15 for the Fiscal 2013 year-to-date period compared to net income of $79.8 million and net income per diluted share of $0.95 for the comparable period of Fiscal 2012.
During the third quarter of Fiscal 2013, the Company's results included the correction of certain errors relating to prior periods. The effect of these corrections increased net income by $3.0 million and $4.7 million for the thirteen and thirty-nine week periods ended November 2, 2013.
Excluding charges related to restructuring plans for Gilly Hicks, other store asset impairment charges, and charges related to the profit improvement initiative, the Company reported adjusted non-GAAP net income of $40.5 million and adjusted non-GAAP net income per diluted share of $0.52 and adjusted non-GAAP net income of $46.4 million and adjusted non-GAAP net income per diluted share of $0.59 for the thirteen and thirty-nine week periods ended November 2, 2013, respectively.
The Company believes that the non-GAAP financial measures are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the statement of operations impact of non-cash asset impairment charges, charges related to the restructuring plans for the Gilly Hicks brand and other charges associated with the profit improvement initiative. These non-GAAP financial measures should not be used as alternatives to net income per diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above for the thirteen and thirty-nine week periods ended November 2, 2013.

Thirteen Weeks Ended November 2, 2013
(in thousands, except per share data)
	GAAP	Asset Impairment Charges (1)	Gilly Hicks Restructuring (2)	Profit Improvement Initiative (3)	Tax Impact (4)	Adjusted Non-GAAP
Stores and Distribution Expense	$564,935	$(43,571)	$(40,132)	$(639)	—	$480,593
Marketing, General and Administrative Expense	131,326	—	(4,576)	(6,951)	—	119,799
Operating Income (Loss)	(35,370)	43,571	44,708	7,590	—	60,499
Tax Expense (Benefit)	(21,381)				39,680	18,299
Net Income (Loss)	$(15,644)					$40,545
Net Income (Loss) Per Share:
Basic	$(0.20)					$0.53
Diluted	$(0.20)					$0.52

Thirty-Nine Weeks Ended November 2, 2013
(in thousands, except per share data)
	GAAP	Asset Impairment Charges (1)	Gilly Hicks Restructuring (2)	Profit Improvement Initiative (3)	Tax Impact (4)	Adjusted Non-GAAP
Stores and Distribution Expense	$1,485,783	$(43,571)	$(40,132)	$(639)	—	$1,401,441
Marketing, General and Administrative Expense	367,752	—	(4,576)	(9,526)	—	353,650
Operating Income (Loss)	(30,127)	43,571	44,708	10,165	—	68,317
Tax Expense (Benefit)	(23,682)				40,610	16,928
Net Income (Loss)	$(11,477)					$46,357
Net Income (Loss) Per Share:
Basic	$(0.15)					$0.60
Diluted	$(0.15)					$0.59

(1) The store-related asset impairment charges relate to stores whose asset carrying value exceeded the fair value. For the thirteen week period and thirty-nine week period ended November 2, 2013, the charge was primarily associated with 23 Abercrombie & Fitch, three abercrombie kids and 70 Hollister stores.
(2) For the thirteen and thirty-nine week period ended November 2, 2013, the charges related to restructuring plans for Gilly Hicks include $37.9 million in asset impairment charges and $6.8 million lease-related and other charges.
(3) For the thirteen and thirty-nine week period ended November 2, 2013, the charges related to the Company's profit improvement initiative include $7.6 million and $10.2 million, respectively, of consulting and other services, and severance charges.
(4) Indicates the tax impact on the charges

As of November 2, 2013, the Company had $257.5 million in cash and equivalents and $138.8 million in borrowings outstanding under the Term Loan Agreement. Net cash used for operating activities was $230.2 million for the thirty-nine weeks ended November 2, 2013 primarily related to inventory. The Company also used cash of $124.0 million for capital expenditures, $115.8 million to repurchase approximately 2.4 million shares of A&F’s Common Stock and $46.6 million for dividends paid during the thirty-nine weeks ended November 2, 2013.
Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012 (Restated)	November 2, 2013	October 27, 2012 (Restated)
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	37.0%	35.7%	35.8%	38.0%
GROSS PROFIT	63.0%	64.3%	64.2%	62.0%
Stores and Distribution Expense (1)	54.7%	42.5%	52.7%	46.4%
Marketing, General and Administrative Expense (2)	12.7%	10.5%	13.1%	11.6%
Other Operating Income, Net	(1.0)%	(0.1)%	(0.5)%	(0.2)%
OPERATING INCOME (LOSS)	(3.4)%	11.4%	(1.1)%	4.3%
Interest Expense, Net	0.2%	0.1%	0.2%	0.1%
INCOME (LOSS) BEFORE TAXES	(3.6)%	11.3%	(1.2)%	4.1%
Tax Expense (Benefit) (3)	(2.1)%	4.1%	(0.8)%	1.5%
NET INCOME (LOSS)	(1.5)%	7.2%	(0.4)%	2.6%

(1) Includes $43.6 million, or 4.2% of net sales, in other store asset impairment charges, $40.1 million, or 3.9% of net sales, of charges related to the restructuring plans for the Gilly Hicks brand and $0.6 million, or 0.1% of net sales, in charges related to the Company's profit improvement initiative for the thirteen weeks ended November 2, 2013 and $43.6 million, or 1.5% of net sales, in other store asset impairment charges, $40.1 million, or 1.4% of net sales, of charges related to the restructuring plans for the Gilly Hicks brand and $0.6 million, or a negligible percentage of net sales, in charges related to the Company's profit improvement initiative for the thirty-nine week period ended November 2, 2013
(2) Includes $4.6 million, or 0.4% of net sales, of charges related to the restructuring plans for the Gilly Hicks brand and $7.0 million, or 0.7% of net sales, in charges related to the Company's profit improvement initiative for the thirteen weeks ended November 2, 2013 and $4.6 million, or 0.2% of net sales, related to the restructuring plans for the Gilly Hicks brand and $9.5 million, or 0.3% of net sales, in charges related to the Company's profit improvement initiative for the thirty-nine week period ended November 2, 2013.
(3) Includes $39.7 million, or 3.8% of net sales, of tax effect related to the charges for other store asset impairment, restructuring plans for the Gilly Hicks brand and charges related to the Company's profit improvement initiative for the thirteen weeks ended November 2, 2013 and tax effect related to other charges for other store asset impairment, restructuring plans for the Gilly Hicks brand and charges related to the Company's profit improvement initiative of $40.6 million, or 1.4% of net sales, for the thirty-nine week period ended November 2, 2013.

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended November 2, 2013 to the thirteen and thirty-nine week periods ended October 27, 2012:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales by segment (millions)	$1,033.3	$1,169.6	$2,817.8	$3,042.3
U.S. Stores	$561.8	$709.5	$1,515.1	$1,815.5
International Stores	$296.9	$301.8	$841.1	$792.6
Direct-to-Consumer	$174.6	$158.3	$461.6	$434.2
Net sales as a % of total sales
U.S. Stores	54%	61%	54%	60%
International Stores	29%	26%	30%	26%
Direct-to-Consumer	17%	13%	16%	14%
Net sales by brand (millions)	$1,033.3	$1,169.6	$2,817.8	$3,042.3
Abercrombie & Fitch	$387.8	$440.0	$1,069.4	$1,162.9
abercrombie	$89.9	$99.8	$238.9	$253.8
Hollister	$534.0	$602.5	$1,443.7	$1,551.8
Gilly Hicks**	$21.6	$27.3	$65.8	$73.8
Increase (decrease) in comparable sales*	(14)%	0%	(13)%	(1)%
Abercrombie & Fitch	(13)%	(2)%	(11)%	(4)%
abercrombie	(4)%	2%	(4)%	(2)%
Hollister	(16)%	2%	(15)%	0%
U.S.	(14)%	3%	(13)%	2%
International	(15)%	(11)%	(13)%	(12)%

*
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales. Due to the fifty-third week in Fiscal 2012, third quarter comparable sales are compared to the thirteen and thirty-nine week periods ended November 3, 2012.

**	Net sales for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, reflect the activity of 28 and 25 stores, respectively.

CURRENT TRENDS AND OUTLOOK
Our results for the third quarter of Fiscal 2013 reflect continued weakness in topline performance. The weak sales trend that began in July continued through the third quarter. Despite the challenges in the young apparel retail market, we are pleased by strong growth in our direct-to-consumer business and the progress we are making in Asia.
While we are prepared for business conditions to remain difficult in the fourth quarter, we are aggressively pursuing initiatives we believe will improve the sales trend going forward. Our priorities lie in four areas.
First, getting female fashion right. While many of our initiatives will help with this, we believe that our evolution to testing close to 100 percent of our assortment, shortening our lead times, and increasing style differentiation will be the most significant.
Second, increasing brand engagement through enhanced marketing initiatives and campaigns. We plan to have national campaigns in place for back-to-school next year, building on small-scale initiatives we will test in the meantime.
Third, completing the restructuring of our cost base. We continue to make progress on our profit improvement initiative, and expect to realize net incremental annualized savings of at least $100 million beyond what is realized this year. We expect to complete our in-store pilot studies during the fourth quarter of Fiscal 2013, which will provide insight into additional savings opportunities.
Finally, ensuring we are properly organized to execute against our strategic plan.
We believe the best path to growth and shareholder value creation is to leverage the strengths of our brands, which have global appeal and a clearly defined aesthetic. While we recognize that we must adapt to changing markets and consumer dynamics, we intend to do so while staying true to our brands, which have a reputation for quality, heritage and timeless fashion.
Our priority remains on driving operating margin improvement through execution of our strategic plan and maintaining a disciplined approach to capital allocation.
In connection with our recently completed long-term strategic review, we have also decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision was based on the successful test of selling Gilly Hicks branded intimates in Hollister stores. As a result, we made the decision to close all Gilly Hicks stand-alone stores. We believe it is critical to focus our efforts and resources where we have the greatest opportunities to drive profitable growth for our brands.
The Company's full year non-GAAP adjusted diluted earnings per share projection of $1.40 to $1.50 is based on an assumption that fourth quarter comparable sales will be down low double digits. This projection also assumes significant gross margin rate erosion in the fourth quarter and a flat full year gross margin rate as compared to last year. Our projected diluted earnings per share guidance does not include the impact of any potential impairment and store closure charges, charges related to the restructuring of the Gilly Hicks brand, charges related to the implementation of the profit improvement initiative or the effect of additional share repurchases.

THIRD QUARTER AND YEAR-TO-DATE RESULTS
Net Sales
Net sales for the third quarter of Fiscal 2013 were $1.033 billion, a decrease of 12% from net sales of $1.170 billion during the third quarter of Fiscal 2012. The net sales decrease was attributable to a 14% decrease in total comparable sales partially off-set by new international stores. Including direct-to-consumer sales, U.S. sales decreased 18% to $674.9 million and international sales increased 2% to $358.4 million. The impact of changes in foreign currency benefited sales by approximately $6.6 million for the thirteen weeks ended November 2, 2013 (based on converting prior year sales at current year exchange rates).
Year-to-date net sales in Fiscal 2013 were $2.818 billion, a decrease of 7% from net sales of $3.042 billion during the year-to-date period in Fiscal 2012. The net sales decrease was attributable to a 13% decrease in total comparable sales partially off-set by new international stores. Including direct-to-consumer sales, U.S. sales decreased 14% to $1.807 billion and international sales increased 9% to $1.011 billion. The impact of changes in foreign currency benefited sales by approximately $4.8 million for the thirty-nine weeks ended November 2, 2013.
By brand, comparable sales for the third quarter of Fiscal 2013, including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 13%, abercrombie kids decreased 4% and Hollister decreased 16%. Across the brands, the male business continued to outperform the female business.
Total comparable sales for the quarter, including direct-to-consumer sales, decreased 14% with comparable U.S. sales decreasing 14% and international decreasing 15%. Within the quarter, comparable sales were weakest in August and September.
Due to the 53rd week in Fiscal 2012, third quarter comparable sales are compared to the thirteen and thirty-nine week period ended November 3, 2012. The thirteen week period ended November 3, 2012 had approximately $23 million less in sales versus the reported thirteen week period October 27, 2012.
Direct-to-consumer sales, including shipping and handling revenue, for the third quarter of Fiscal 2013 were $174.6 million, an increase of 10% from Fiscal 2012 third quarter direct-to-consumer sales of $158.3 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 16.9% of total net sales in the third quarter of Fiscal 2013 compared to 13.5% in the third quarter of Fiscal 2012.
Direct-to-consumer sales, including shipping and handling revenue, for the Fiscal 2013 year-to-date period were $461.6 million, an increase of 6% from Fiscal 2012 year-to-date direct-to-consumer sales of $434.2 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 16.4% of total net sales for the year-to-date period of Fiscal 2013 compared to 14.3% in the Fiscal 2012 year-to-date period.
Gross Profit
Gross profit for the third quarter of Fiscal 2013 was $651.0 million compared to $752.5 million for the comparable period in Fiscal 2012. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2013 was 63.0%, down 130 basis points from the third quarter of Fiscal 2012 rate of 64.3%.
The decrease in the gross profit rate for the third quarter was primarily driven by increased promotional activity partially offset by a calendar shift benefit. Gross profit included $5.3 million of inventory write-downs related to Gilly Hicks.
Year-to-date gross profit for Fiscal 2013 was $1.808 billion compared to $1.886 billion for the comparable period in Fiscal 2012. The gross profit rate for the year-to-date period of Fiscal 2013 was 64.2%, up 220 basis points from the year-to-date period of Fiscal 2012 rate of 62.0%.
The increase in the gross profit rate for the year-to-date period was primarily driven by a selling mix benefit and a decrease in product costs.
Stores and Distribution Expense
Stores and distribution expense for the third quarter of Fiscal 2013 was $564.9 million compared to $496.9 million for the comparable period in Fiscal 2012. Stores and distribution expense for the third quarter of Fiscal 2013 included $40.1 million of charges related to the restructuring of the Gilly Hicks brand and $43.6 million of other store asset impairment charges. Excluding these charges, the stores and distribution expense rate was 46.5% of net sales compared to 42.5% in the third quarter of Fiscal 2012.

Stores and distribution expense for the Fiscal 2013 year-to-date period was $1.486 billion compared to $1.411 billion for the comparable period in Fiscal 2012. Stores and distribution expense for the Fiscal 2013 year-to-date period included charges as referenced above. Excluding these charges, the stores and distribution expense rate was 49.7% of net sales compared to 46.4% for the Fiscal 2012 year-to-date period.
Expense savings in store payroll, store management and support and other stores and distribution expense were more than offset by the deleveraging effect of negative comparable sales and higher direct-to-consumer expense during the third quarter and year-to-date periods of Fiscal 2013.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $20.2 million for the thirteen weeks ended November 2, 2013 compared to $16.4 million for the thirteen weeks ended October 27, 2012 and $54.5 million for the thirty-nine weeks ended November 2, 2013 compared to $47.7 million for the thirty-nine weeks ended October 27, 2012. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $13.6 million for the thirteen weeks ended November 2, 2013 compared to $15.1 million for the thirteen weeks ended October 27, 2012 and $39.6 million for the thirty-nine weeks ended November 2, 2013 compared to $44.1 million for the thirty-nine weeks ended October 27, 2012. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the third quarter of Fiscal 2013 was $131.3 million compared to $123.4 million during the same period in Fiscal 2012. Marketing, general and administrative expense for the third quarter of Fiscal 2013 included $7.0 million of charges related to the profit improvement initiative and $4.6 million of charges related to the restructuring of the Gilly Hicks brand. Excluding these charges, marketing, general and administrative expense was $119.8 million, a decrease of 3% from last year.
Marketing, general and administrative expense during the Fiscal 2013 year-to-date period was $367.8 million compared to $351.6 million during the same period in Fiscal 2012. Marketing, general and administrative expense for the Fiscal 2013 year-to-date period included $9.5 million of charges related to the profit improvement initiative and $4.6 million of charges related to the restructuring of the Gilly Hicks brand. Excluding these charges, marketing, general and administrative expense was $353.7 million, an increase of 1% from last year.
Other Operating Income, Net
Third quarter other operating income, net for Fiscal 2013 was $9.9 million compared to other operating income, net, of $1.2 million for the third quarter of Fiscal 2012. Other operating income, net included insurance recoveries of approximately $6.0 million in the third quarter of Fiscal 2013.
Year-to-date other operating income, net for Fiscal 2013 was $15.1 million compared to $5.7 million for the year-to-date period of Fiscal 2012. Other operating income, net included insurance recoveries of approximately $9.0 million in Fiscal 2013.
Operating (Loss) Income
Operating loss for the third quarter of Fiscal 2013 was $35.4 million, compared to operating income of $133.3 million during the third quarter of Fiscal 2012. Excluding charges of $95.9 million related to restructuring plans for the Gilly Hicks brand, other store asset impairment charges, and charges related to its profit improvement initiative, operating income was $60.5 million for the third quarter of Fiscal 2013.
Year-to-date operating loss in Fiscal 2013 was $30.1 million, compared to operating income of $129.4 million during the comparable period of Fiscal 2012. Excluding charges of $98.4 million related to restructuring plans for the Gilly Hicks brand, other store asset impairment charges, and charges related to its profit improvement initiative, operating income was $68.3 million for the year-to-date period of Fiscal 2013.
The reduction in operating income was primarily driven by the deleveraging effect of negative comparable store sales, both U.S. and international, partially offset by new international stores, direct-to-consumer operations and expense reductions during the third quarter and year-to-date periods of Fiscal 2013.
Interest Expense, Net and Tax (Benefit) Expense

Third quarter interest expense was $2.7 million in Fiscal 2013, offset by interest income of $1.1 million, compared to interest expense of $2.6 million, offset by interest income of $1.0 million in the third quarter of Fiscal 2012.
Year-to-date interest expense was $8.2 million in Fiscal 2013, offset by interest income of $3.1 million, compared to interest expense of $7.3 million in Fiscal 2012, offset by interest income of $3.1 million.
The effective tax rate for the third quarter of Fiscal 2013 was 57.7%. Excluding the effect of charges related to restructuring plans for Gilly Hicks, other store asset impairment charges, and charges related to the Company's profit improvement initiative, the tax rate was 31.1% compared to 36.2% for the third quarter of Fiscal 2012.
The effective tax rate for the year-to-date period of Fiscal 2013 was 67.4%. Excluding the effect of charges related to restructuring plans for Gilly Hicks, other store asset impairment charges, and charges related to the Company's profit improvement initiative, the tax rate was 26.7% compared to 36.3% for the Fiscal 2012 year-to-date period.
The Fiscal 2013 effective tax rate reflects a benefit resulting from the settlement of state income tax audits and a benefit of $4.9 million related to certain discrete tax matters in the third quarter.
On a full-year basis, the Company expects the effective tax rate to be in the upper 30's on a GAAP basis and in the mid 30's on an adjusted non-GAAP basis. The rate remains sensitive to the U.S./international profit mix, including the effect of foreign currencies.
As of November 2, 2013, there were approximately $22.5 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.
Net (Loss) Income and Net (Loss) Income per Share
Net loss for the third quarter of Fiscal 2013 was $15.6 million compared to net income of $84.0 million for the third quarter of Fiscal 2012. Net loss per basic and diluted share for the third quarter of Fiscal 2013 was $0.20 compared to net income per diluted share of $1.02 for the third quarter of Fiscal 2012. Excluding charges related to restructuring plans for the Gilly Hicks brand, other store asset impairment charges, and charges related to its profit improvement initiative, adjusted non-GAAP net income was $40.5 million and net income per diluted share was $0.52.
Net loss for the year-to-date period of Fiscal 2013 was $11.5 million compared to net income of $79.8 million for the year-to-date period of Fiscal 2012. Net loss per basic and diluted share for the year-to-date period of Fiscal 2013 was $0.15 compared to net income per diluted share of $0.95 for the year-to-date period of Fiscal 2012. Excluding charges related to restructuring plans for the Gilly Hicks brand, other store asset impairment charges, and charges related to its profit improvement initiative, adjusted non-GAAP net income was $46.4 million and net income per diluted share was $0.59.

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
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on November 2, 2013 or February 2, 2013.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. On February 21, 2013, the Company elected to draw down the full $150 million available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. The Company had $138.8 million in borrowings outstanding under the Term Loan Agreement on November 2, 2013 and no borrowings outstanding under the Term Loan Agreement as of February 2, 2013.
On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60 million of cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" will be reduced initially for the testing period ending February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, for the testing period ending October 31, 2015 and thereafter.
The Amended and Restated Credit Agreement and the Term Loan Agreement are described in Note 13, “BORROWINGS” and Note 20, "SUBSEQUENT EVENTS," of the Notes to Consolidated Financial Statements.
The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at November 2, 2013.
Stand-by letters of credit outstanding on November 2, 2013 and February 2, 2013 were insignificant.
Operating Activities
Net cash used for operating activities was $230.2 million for the thirty-nine weeks ended November 2, 2013 compared to net cash provided by operating activities of $219.3 million for the thirty-nine weeks ended October 27, 2012. The change in cash flow associated with operating activities was primarily related to inventory. Inventory increased 22% from $630.0 million in the third quarter of Fiscal 2012 to $768.9 million at the end of the third quarter of Fiscal 2013.
Investing Activities
Cash outflows for investing activities for the thirty-nine week periods ended November 2, 2013 and October 27, 2012 were used primarily for capital expenditures related to new store construction and information technology investments. Cash outflows for capital expenditures were lower in Fiscal 2013 than in Fiscal 2012, due to fewer new international stores, as well as a decrease in home office, distribution centers and information technology infrastructure projects. Cash inflows from investing activities for the thirty-nine weeks ended October 27, 2012 included proceeds from sales of auction rate marketable securities.
Financing Activities
For the thirty-nine week periods ended November 2, 2013 and October 27, 2012, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and the repayment of borrowings. For the thirty-nine week periods ended November 2, 2013 and October 27, 2012, cash inflows from financing activities consisted primarily of proceeds from borrowings.
During the thirty-nine weeks ended November 2, 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $115.8 million. During the thirty-nine weeks ended October 27, 2012, A&F repurchased approximately 6.3 million shares of A&F’s Common Stock in the open market with a market value of approximately $265.5 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors authorizations.
As of November 2, 2013, A&F had approximately 16.3 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to approval by the Company's Board of Directors'. As referenced below, the Company will incur additional cash expenses related to the closures of the Gilly Hicks stores. The Company has availability under the Amended and Restated Credit Agreement as a source of additional funding.

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
Off-Balance Sheet Arrangements
As of November 2, 2013, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 2, 2013, there were no material changes in the contractual obligations as of February 2, 2013, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the borrowings under the Term Loan Agreement.
Gilly Hicks Restructuring
On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company anticipates the closure will be substantially complete by the end of the first quarter of Fiscal 2014. Store closures in Europe are subject to applicable notice and consultation provisions.
In connection with its long-term strategic review, the Company has decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision reflects the successful pilot of selling Gilly Hicks branded intimates in Hollister stores.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $90 million, inclusive of the $44.7 million recognized during the third quarter.

Below is a summary of pre-tax charges incurred related to the closure of the Gilly Hicks branded stores (in thousands):

Thirteen and Thirty-Nine Weeks Ended
November 2, 2013 (1)
Non-Cash Charges
Asset Impairment	$37,940
Other Charges	$4,668
Cash Charges
Lease Terminations	$2,100
Total Charges	$44,708
(1) For the thirteen week period November 2, 2013, the Company incurred charges related to restructuring plans for the Gilly Hicks brand of $14.5 million for U.S. Stores segment and $30.2 million for International Stores segment.

Excluding the charges above, the Company incurred an operating loss of approximately $12 million related to its Gilly Hicks operations for the third quarter. The operating loss for the third quarter included $5.3 million of inventory write-downs. These charges are not included in the charges referenced above.

The remaining charges, primarily lease-related, including the net present value of lease terminations, potential sub-lease losses and other lease-related costs of approximately $45 million, are expected to be substantially recognized in the fourth quarter of Fiscal 2013 and the first quarter of Fiscal 2014. This estimate is based on a number of significant assumptions and could change materially.

Store Activity
During the third quarter ending November 2, 2013, the Company opened five international Hollister chain stores, including its first store in Japan, and an Abercrombie & Fitch flagship store in Seoul. Additionally, the Company opened a combined Abercrombie & Fitch and abercrombie kids outlet and a Hollister outlet in Italy.
The Company continues to anticipate opening approximately 20 international Hollister chain stores throughout the year. In addition, the Company will open a small number of international and U.S. outlet stores during the year. The planned opening of an Abercrombie & Fitch flagship store in Shanghai is expected in the Spring of 2014.
The Company expects total capital expenditures for Fiscal 2013 to be approximately $200 million. Capital expenditures totaled $124.0 million and $278.0 million for the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively. Capital expenditures were lower in Fiscal 2013 than in Fiscal 2012, due to fewer new international stores, as well as a decrease in home office, distribution centers and information technology infrastructure projects.
During the thirty-nine weeks ended November 2, 2013, the Company closed 10 U.S. and one Canadian store. For Fiscal 2013, the Company anticipates closing a total of approximately 50 U.S. stores, inclusive of the 10 which were closed in the first three quarters of Fiscal 2013 and excluding closures related to Gilly Hicks. The remaining store closures are expected to be through natural lease expirations and will occur at the end of the fiscal year.

Third Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
August 3, 2013	265	144	478	20	907
New	—	—	—	—	—
Closed	—	—	(3)	—	(3)
November 2, 2013	265	144	475	20	904
Gross Square Feet at November 2, 2013	2,367	675	3,241	169	6,452
International Stores
August 3, 2013	20	6	116	8	150
New	2	1	6	—	9
Closed	—	—	—	—	—
November 2, 2013	22	7	122	8	159
Gross Square Feet at November 2, 2013	431	66	1,071	49	1,617
Total Stores	287	151	597	28	1,063
Total Gross Square Feet at November 2, 2013	2,798	741	4,312	218	8,069
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
July 28, 2012	278	154	486	18	936
New	—	—	—	—	—
Closed	—	—	—	—	—
October 27, 2012	278	154	486	18	936
Gross Square Feet at October 27, 2012	2,495	727	3,311	176	6,709
International Stores
July 28, 2012	15	5	92	7	119
New	2	1	9	—	12
Closed	—	—	—	—	—
October 27, 2012	17	6	101	7	131
Gross Square Feet at October 27, 2012	339	71	875	47	1,332
Total Stores	295	160	587	25	1,067
Total Gross Square Feet at October 27, 2012	2,834	798	4,186	223	8,041

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	144	482	20	912
New	1	1	—	—	2
Closed	(2)	(1)	(7)	—	(10)
November 2, 2013	265	144	475	20	904
Gross Square Feet at November 2, 2013	2,367	675	3,241	169	6,452
International Stores
February 2, 2013	19	6	107	7	139
New	3	2	15	1	21
Closed	—	(1)	—	—	(1)
November 2, 2013	22	7	122	8	159
Gross Square Feet at November 2, 2013	431	66	1,071	49	1,617
Total Stores	287	151	597	28	1,063
Total Gross Square Feet at November 2, 2013	2,798	741	4,312	218	8,069
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012	280	154	494	18	946
New	1	—	—	—	1
Closed	(3)	—	(8)	—	(11)
October 27, 2012	278	154	486	18	936
Gross Square Feet at October 27, 2012	2,495	727	3,311	176	6,709
International Stores
January 28, 2012	14	5	77	3	99
New	3	1	24	4	32
Closed	—	—	—	—	—
October 27, 2012	17	6	101	7	131
Gross Square Feet at October 27, 2012	339	71	875	47	1,332
Total Stores	295	160	587	25	1,067
Total Gross Square Feet at October 27, 2012	2,834	798	4,186	223	8,041

Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, which amends Accounting Standards Codification Topic 220, "Comprehensive Income." The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. The adoption did not have a material effect on the Company's consolidated financial statements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 3, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2012. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2012 with the exception of the items below:

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

Based on the impact of current sales trends a number of stores were tested for impairment during the third quarter. Of the stores not impaired, stores with an aggregate net asset group value of $0.2 million, had undiscounted cash flows which were 150% or more of this net asset group value. Stores with an aggregate net asset group value of $2.8 million, had undiscounted cash flows which were in the range of 100% to 150% of this net asset group value. Net asset group value includes the value of construction allowances.

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of November 2, 2013. However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment.

A 10% decrease in the sales assumption used to project future cash flows in the third quarter of Fiscal 2013 impairment test would have increased the impairment charge by approximately $4.7 million.

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

•	our development of a new brand concept could have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable sales, including direct-to-consumer, may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs;

•	in a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands;

•	we depend upon independent third parties for the manufacture and delivery of all our merchandise;

•
our reliance on two distribution centers in the U.S. and two international third-party distribution centers makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

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

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results;

•	our inability to implement our profit improvement plan across all work-streams could have a negative impact on our financial results; and

•	our estimates of the expenses that we may incur in connection with the closures of the Gilly Hicks stores could prove to be inaccurate.
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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in insignificant realized gains for each of the thirteen week periods ended November 2, 2013 and October 27, 2012 and realized gains of $2.5 million for each of the thirty-nine week periods ended November 2, 2013 and October 27, 2012.
Interest Rate Risks
As of November 2, 2013, the Company had $138.8 million in borrowings outstanding under its Term Loan Agreement. These borrowings and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. The average interest rate was 1.69% for the thirteen-week period ended November 2, 2013. Additionally, as of November 2, 2013, the Company had $350 million available, less outstanding letters of credit, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at November 2, 2013, if market interest rates average an increase of 100 basis points over the next thirty-nine week period compared to the interest rates being incurred for the thirty-nine week period ended November 2, 2013, there would be an insignificant change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Term Loan Agreement. This hypothetical increase in interest rate for the fifty-two week period ended February 1, 2014 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Term Loan Agreement.
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
A&F’s management, including the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 2, 2013. Based upon that evaluation, the Chairman and Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 2, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 2, 2013 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
The Company’s risk factors as of November 2, 2013 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2012 filed on April 2, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the third quarter of Fiscal 2013 that were not registered under the Securities Act of 1933.
The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended November 2, 2013:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
August 4, 2013 through August 31, 2013	3,989	$48.23	—	16,288,339
September 1, 2013 through October 5, 2013	1,122	$37.18	—	16,288,339
October 6, 2013 through November 2, 2013	70	$43.29	—	16,288,339
Total	5,181	$45.77	—	16,288,339

(1)
All of the 5,181 shares of A&F’s Common Stock purchased during the thirteen-week period ended November 2, 2013 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)
No shares were repurchased during the thirteen-week period ended November 2, 2013 pursuant to A&F’s publicly announced stock repurchase authorizations. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock.

(4)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.	EXHIBITS

Exhibit No.	Document
4.1
Amendment No. 3 to Amended and Restated Credit Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canadian Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender [Incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated November 7, 2013 (File No. 1-12107)]

4.2
Amendment No. 2 to Term Loan Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as Syndication Agent and as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender [Incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated November 7, 2013 (File No. 1-12107)]

10.1
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.2
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.3
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.4
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.5
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.6
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.7
Performance Share Award Agreement to be used for grants of awards to employees involved in the profit improvement initiative under the Amended and Restated Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.8
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.9
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.10
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.11
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.12
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.13
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.14
Employment Agreement, dated as of December 9, 2013, between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to Abercrombie & Fitch Co.'s Current Report on Form 8-K dated and filed December 9, 2013 (File No. 001-12107).

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; (ii) Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 10, 2013	By	/s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
4.1
Amendment No. 3 to Amended and Restated Credit Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canadian Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender [Incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated November 7, 2013 (File No. 1-12107)]

4.2
Amendment No. 2 to Term Loan Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as Syndication Agent and as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender [Incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated November 7, 2013 (File No. 1-12107)]

10.1
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.2
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.3
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.4
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.5
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.6
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.7
Performance Share Award Agreement to be used for grants of awards to employees involved in the profit improvement initiative under the Amended and Restated Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.8
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.9
Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.10
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.11
Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.12
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement] *

10.13
Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement] *

10.14
Employment Agreement, dated as of December 9, 2013, between Abercrombie & Fitch Co. and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to Abercrombie & Fitch Co.'s Current Report on Form 8-K dated and filed December 9, 2013 (File No. 001-12107).

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; (ii) Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith