Form 10-K
period 2014-02-01
ABERCROMBIE & FITCH CO /DE/
filed 2014-03-31
CIK 1018840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 2, 2013: $3,892,916,542.
Number of shares outstanding of the Registrant’s common stock as of March 21, 2014: 73,403,751 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 19, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

GENERAL.
Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through direct-to-consumer operations and Hollister stores under the Gilly Hicks brand. As of February 1, 2014, the Company operated 843 stores in the United States (“U.S.”) and 163 stores outside of the U.S.
On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks branded stores. In connection with a strategic review, the Company has decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision reflects a successful pilot of selling a limited assortment of Gilly Hicks branded intimates in Hollister stores. The Company expects to substantially complete the closures by the end of the first quarter of Fiscal 2014.
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2013” represent the 52-week fiscal year ended February 1, 2014; to “Fiscal 2012” represent the 53-week fiscal year ended February 2, 2013; and to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012. In addition, all references herein to “Fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015.
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
LONG-TERM STRATEGIC PLAN.
Our strategy is focused on improving return on invested capital through a combination of improving operating margin and continuing our disciplined approach to capital allocation.
While the specifics of our strategy may change over time, our current priorities to improve operating margin include:

•	Recovering productivity and profitability in our U.S. stores

•	Continuing our profitable international growth

•	Increasing direct-to-consumer penetration

•	Reducing expense
Our approach to capital allocation includes:

•	Maintaining capital expenditures at approximately $200 million

•	Returning excess cash to shareholders

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
IN-STORE EXPERIENCE AND STORE OPERATIONS.
While, the Company is in the process of evolving its consumer engagement strategy to further develop leading digital experiences, the customer’s in-store experience is still viewed as a primary means of communicating the spirit of each brand. The Company emphasizes the senses of sight, sound, smell, touch and energy by utilizing the visual presentation of merchandise, in-store marketing, music, fragrances, rich fabrics and its sales associates to reinforce the aspirational lifestyles represented by the brands.
The Company’s in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience that reflects the Abercrombie & Fitch, abercrombie kids or Hollister brands.
The Company’s sales associates and managers are a central element in creating the atmosphere of the stores. In addition to serving customers, sales associates and managers reflect the casual, energetic and aspirational attitude of the brands.
Merchandise is similarly displayed, regardless of location, to ensure a consistent in-store experience. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the Company-wide merchandising strategy. In addition, standardization of each brand’s store design and merchandise presentation enables the Company to operate stores efficiently.
At the end of Fiscal 2013, the Company operated 1,006 stores. The following table details the number of retail stores operated by the Company at February 1, 2014:

Fiscal 2013	Abercrombie & Fitch	abercrombie kids	Hollister	Gilly Hicks	Total
U.S.	253	131	458	1	843
International	22	5	129	7	163
Total	275	136	587	8	1,006

DIRECT-TO-CONSUMER BUSINESS.
The Company operates websites for each brand, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $776.9 million for Fiscal 2013, representing 19% of total net sales. The Company operates 46 websites including both desktop and mobile versions. In addition, the websites are available in nine languages, accept seven currencies, and ship to over 120 countries.
MARKETING AND ADVERTISING.
The Company is in the process of evolving its consumer engagement strategy, going beyond its iconic in-store experiences to further develop leading digital experiences. In-store experiences captivate the senses to reinforce the aspirational lifestyle represented by each brand and flagship stores represent the pinnacle of the Company’s in-store branding efforts. The brands also have a strong fan base of globally diverse followers on key social platforms, such as Facebook, Twitter, Instagram, and Weibo. The brands engage influential personalities that include celebrities, fashion bloggers, and stylists, to communicate key fashion stories, and have launched updated mobile apps, with more than 1 million downloads to date. In addition, the A&F and Hollister club programs provide an opportunity to increase consumer engagement. The Company's total customer relationship management database has over ten million contacts, including email addresses and mobile phone numbers.
MERCHANDISE SUPPLIERS.
During Fiscal 2013, the Company sourced merchandise through approximately 175 vendors located throughout the world, primarily in Asia and Central and South America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2013. The Company pursues a global sourcing strategy that includes relationships with vendors in 20 countries, as well as the U.S. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. Dollars.
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
Before the Company begins production with any factory, the factory must first go through a quality assurance assessment to ensure it meets Company standards. This includes factories that are subcontractors to the factories and vendors with whom the Company works. All business partners are contractually required to adhere to our vendor Code of Conduct, and all factories go through social audits, which includes a factory walk-through to appraise the physical working conditions and health and safety practices, as well as payroll and age document review. Social audits on the factories are also performed once a year after the initial audit. The Company strives to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices and workplace safety.
DISTRIBUTION AND MERCHANDISE INVENTORY.
The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company uses its two DCs in New Albany, Ohio to support its North American stores, and direct-to-consumer customers outside of Europe. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, a third-party DC in Hong Kong for the distribution of merchandise to stores located in Asia and Australia, and a third-party DC in the United Arab Emirates for the distribution of merchandise to stores located in the Middle East. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers.
The Company strives to maintain sufficient quantities of inventory in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.
INFORMATION SYSTEMS.
The Company’s management information systems consist of a full range of retail, merchandising and financial systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to make the Company scalable and enhance efficiencies, including the support of its direct-to-consumer operations and international expansion.

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
TRADEMARKS.
The Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, “Moose” and “Seagull” trademarks are registered with the U.S. Patent and Trademark Office and registered or pending with the registries of countries where stores are located or likely to be located in the future. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.
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
ASSOCIATE RELATIONS.
As of March 21, 2014, the Company employed approximately 75,000 associates. Approximately 66,000 of the Company’s associates were part-time associates.
On average, the Company employed approximately 23,000 full-time equivalents during Fiscal 2013 which included approximately 13,000 full-time equivalents comprised of part-time associates, including temporary associates hired during peak periods, such as the Back-to-School and Holiday seasons.
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

•
a significant component of our growth strategy is international expansion, which requires significant capital investment, adds complexity to our operations and may strain our resources and adversely impact current store performance;

•
our international expansion plan is dependent on a number of factors, any of which could delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations;

•
we have increased the focus of our growth strategy on direct-to-consumer sales channels, failure to successfully develop our position in these channels could have an adverse impact on our results of operations;

•	our direct-to-consumer operations are subject to numerous risks that could adversely impact sales;

•	failure to successfully implement certain growth initiatives may have a material adverse effect on our financial condition or results of operations;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	comparable sales, including direct-to-consumer, may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock;

•	extreme weather conditions may negatively impact our results of operations;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located;

•	our net sales fluctuate on a seasonal basis, causing our results of operations to be susceptible to changes in Back-to-School and Holiday shopping patterns;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and increased costs;

•	in a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands;

•	we depend upon independent third parties for the manufacture and delivery of all our merchandise;

•
our reliance on two distribution centers domestically and three third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•
we rely on third-party vendors as well as other third-party arrangements for many aspects of our business, failure to successfully manage these relationships could negatively impact our results of operations or expose us to liability for the actions of third-party vendors acting on our behalf;

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

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	a currently threatened proxy fight and any other actions of activist stockholders could have a negative effect on our business;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

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

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results;

•	our inability to successfully implement our long-range strategic plan could have a negative impact on our growth and profitability; and

•	our estimates of the expenses that we may incur in connection with the closures of the Gilly Hicks stores could prove to be inaccurate.
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
These factors may cause levels of spending to remain depressed relative to historical levels for the foreseeable future, including a decrease in discretionary spending on retail items. These factors also may cause consumers to purchase products from lower-priced competitors or to defer purchases of apparel and personal care products.
In addition, we have a significant presence in the European market with stores in the United Kingdom, France, Germany, Netherlands, Austria, Belgium, Spain, Italy, Ireland, Sweden, Poland and Denmark. The ongoing European debt crisis may impact consumer demand for our merchandise. The economic conditions and factors described above could adversely affect the productivity of our stores, as well as adversely affect the pace of opening new international stores, or their productivity once opened.
Economic uncertainty could have a material adverse effect on our results of operations, liquidity, and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability of which may be uncertain.
In addition, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, our international growth strategy and the availability of real estate, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations. The risks could be exacerbated individually, or collectively.

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
Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change.
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
A significant component of our growth strategy is international expansion, which requires significant capital investment, adds complexity to our operations and may strain our resources and adversely impact current store performance.
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
In addition, as we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our associates comply with these laws. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results. Since we use third-parties to assist with our international expansion, we may be exposed to liability for the acts of those third-parties, if taken on our behalf, and if in violation of certain U.S. laws, including the Foreign Corrupt Practices Act.

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

•	negotiate acceptable lease terms, in some cases in locations in which the relative rights and obligations of landlords and tenants differ significantly from the customs and practices in the U.S.;

•	hire, train and retain qualified store personnel;

•	gain and retain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	integrate new stores into existing operations and expand infrastructure to accommodate growth;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan;

•	manage foreign currency exchange risks effectively; and

•	achieve acceptable operating margins from new stores.
Failure to implement our international expansion plan consistent with our internal expectations, whether as a result of one or more of the factors listed above or other factors, could adversely affect our ability to achieve the objectives that we have established.
We have increased the focus of our growth strategy on direct-to-consumer sales channels, failure to successfully develop our position in these channels could have an adverse impact on our results of operations.
During Fiscal 2013, we increased our focus on direct-to-consumer sales channels. In order to facilitate growth, we increased our capital spending and labor to develop these channels, increased investment in media to attract new customers and developed more efficient fulfillment, shipping and customer service operations. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels. In addition, reliance on direct-to-consumer channels make us vulnerable to certain risks and uncertainties including shifting consumer traffic patterns, customer data breach, direct-to-consumer buying trends, strength of brand perception, changes in technology, website downtime and other technological failures. Changes in foreign governmental regulations relating to direct-to-consumer sales may also negatively impact our customer service operations. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.
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

Failure to successfully implement certain growth initiatives may have a material adverse effect on our financial condition or results of operations.
We believe that our future growth and profitability will depend on certain growth initiatives including third-party brand relationships, wholesale, joint venture or other third-party relationships, new brand concepts and potential acquisitions. The development of these growth initiatives requires management’s focus and attention, as well as significant capital investments. Furthermore, these growth initiatives are susceptible to risks, including lack of customer acceptance, competition from existing or new retailers and unanticipated operating issues. Failure to successfully implement our expansion initiatives through third-party brand relationships, wholesale, joint venture relationships and acquisitions or new brand concepts could have an adverse impact on our financial conditions and results of operations.
We currently have one active joint venture in the United Arab Emirates and are actively pursuing international expansion activities in the Middle East and elsewhere which include additional joint ventures. To the extent our current or future joint ventures partners do not operate the business in a manner consistent with our brand requirements, or in compliance with all applicable laws and regulations, our reputation or operations could be adversely affected. Further, the use of joint venture partners or other third parties who act on our behalf expose us to additional risk should they fail to comply with relevant laws and regulations. If we do not exercise adequate oversight and control over these third parties, we may be subject to enforcement actions and fines, including administrative or judicial penalties for violations of third parties acting on our behalf.
Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.
The functional currency of our international subsidiaries is generally the local currency in which each operates, which includes British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Polish Zloty, Singapore Dollars, South Korean Won, Swedish Kronor, United Arab Emirates Dirham, Australian Dollar, Brazilian Real and Swiss Francs. Our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which could result in foreign currency transaction gains or losses. The fluctuation in the value of the U.S. Dollar against other currencies could impact our financial results.
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
We rely heavily on our information technology systems: to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain cyber security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.
In addition, we regularly evaluate our information technology systems and requirements and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing existing systems with successor systems, making changes to existing systems, acquiring new systems with new functionality, and improving our ability to mitigate business risk in the event of a Force Majeure event at our primary data center. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. We believe we are taking appropriate action to mitigate the risks through disciplined adherence to methodology, program management, testing and user involvement, improving the resiliency of our overall systems, as well as securing appropriate commercial contracts with third-party vendors supplying the replacement technologies.
Any material disruption or slowdown of our systems, including a disruption or slowdown caused by a security breach or our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could - especially if the disruption or slowdown occurred during our peak selling seasons - result in delays of merchandise delivery to our stores and customers, which could reduce demand for our merchandise and cause our sales and profitability to decline.

Comparable sales, including direct-to-consumer, may continue to fluctuate on a regular basis and impact the volatility of the price of our Common Stock.
Our comparable sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and the square footage of which has not been expanded or reduced by more than 20% and our direct-to-consumer sales, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. We believe that a variety of factors affect comparable sales results including, but not limited to, fashion trends, actions by competitors or mall anchor tenants, changes in economic conditions and consumer spending patterns, weather conditions, opening and/or closing of our stores in proximity to each other, the timing of the release of new merchandise and promotional events, changes in our merchandise mix and the calendar shifts of tax free and holiday periods.
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
Extreme weather conditions may negatively impact our results of operations.
Severe weather conditions and changes in weather patterns can influence customer trends, consumer traffic and shopping habits. Unseasonably warm temperatures in the winter or cool temperatures in the summer may diminish demand for our seasonal merchandise. In addition, severe weather can also decrease customer traffic in our stores and reduce sales and profitability. As a result, extended periods of extreme weather conditions may negatively impact our financial condition and results of operations.
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
In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls in the U.S. and, increasingly, in many international locations as shopping destinations. We cannot control the loss of an anchor or other significant tenant in a shopping mall in which we have a store; the development of new shopping malls in the U.S. or around the world; the availability or cost of appropriate locations; competition with other retailers for prominent locations; or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international stores and could have a material adverse effect on our financial condition or results of operations. In addition, some malls that were in prominent locations when we opened stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our gross profits and net income.
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
Our senior executive officers closely supervise all aspects of our business — in particular, the design of our merchandise and the operation of our stores. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. If we were to lose the benefit of their involvement — in particular the services of any one or more of Michael S. Jeffries, Chief Executive Officer; James N. Bierbower, Executive Vice President — Human Resources; Diane Chang, Executive Vice President — Sourcing; Jonathan E. Ramsden, Executive Vice President, Chief Operating Officer and Chief Financial Officer; Amy Zehrer, Executive Vice President — Stores, — without adequate succession plans, our business could be adversely affected. In addition, our new leadership positions for our major brands will play an important role in enhancing brand engagement and profitability. Failure to find qualified individuals to serve as brand presidents may have a negative effect on the future development of our brands. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.
Interruption in the flow of merchandise from our key vendors and international manufacturers could disrupt our supply chain, which could result in lost sales and could increase our costs.
We source the majority of our merchandise outside of the U.S. through arrangements with approximately 175 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central and South America. In addition, many of our domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia, Central or South America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. Other events that could also cause disruptions to exports to the U.S. include:

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
In a number of our European stores, particularly in France, Germany, Italy and Spain, associates are represented by workers' councils and unions. These workers’ councils and unions, as well as government officials who support their positions, have, in a number of instances, made demands that could adversely affect our profitability or have a negative effect on the operating standards we believe are critical to our brands. We are committed to working with all of our associates, whether they are represented by a workers’ council or union or not, and we believe we maintain good relations with our associates; however, there can be no assurance that we will not experience work stoppages or other labor-related issues that could have an adverse effect on our profitability or on our operating standards.
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
Additionally, while we utilize third-party compliance auditors to visit and monitor the operations of our manufacturers, we do not have control of the independent manufacturers or their labor practices. As a result, the risk remains that one or more of our manufacturers will not adhere to our global compliance standards and violate labor laws or other laws, including consumer and product safety laws. In addition, our third-party vendor base could expose us to liability for their own failures to comply with local or regulatory requirements. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors or manufacturers that could harm our image. If either of these events occur, we could lose customer goodwill and favorable brand recognition.
The efficient operation of our stores and direct-to-consumer business depends on the timely receipt of merchandise from our distribution centers. We deliver our merchandise to our stores and direct-to-consumer customers using independent third parties. We utilize primarily one contract carrier to ship merchandise and related materials to our North American stores and direct-to-consumer customers, and a separate contract carrier for our European and Asian stores and direct-to-consumer customers. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by associates or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third-party to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

Our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers.
Our two distribution centers located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to our North American stores and to our North American and Asian direct-to-consumer customers. We also use a third-party distribution center in the Netherlands to manage the receipt, storage, sorting, packing and distribution of merchandise delivered to our stores and direct-to-consumer customers in Europe, a third-party distribution center in Hong Kong to manage receipt, storage, sorting, packing and distribution of merchandise delivered to our stores in Asia and Australia and a third-party distribution center in the United Arab Emirates to manage, receipt, storage, sorting, packing and distribution of merchandise delivered to our stores in the Middle East. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.
We rely on third-party vendors as well as other third-party arrangements for many aspects of our business, failure to successfully manage these relationships could negatively impact our results of operations or expose us to liability for the actions of third-party vendors acting on our behalf.
We regularly rely on third-party relationships for many aspects of our business. These relationships include arrangements with vendors, subcontractors, software system providers and product manufacturers. Our dependence on these third-parties makes our operations vulnerable to such third parties’ failure to meet their contractual obligations or their failure to comply with relevant laws and regulations. Vendors that provide government relations, regulatory assistance, permitting services, or are otherwise acting on our behalf expose us to additional risk should they fail to comply with relevant laws and regulations. These types of third-party relationships are subject to increasing regulatory requirements and attention that necessitates enhanced due diligence in the selection, contracting and ongoing monitoring of these relationships. Changing regulatory requirements may also require us to renegotiate our existing agreements with these third-parties to meet enhanced requirements. If we do not exercise adequate oversight and control over these third-party relationships, we may be subject to enforcement actions and fines, including administrative or judicial penalties for any direct legal or regulatory violations, and potentially for violations of those third parties acting on our behalf. In addition, failure to adequately manage these third-party relationships may negatively impact our results of operations or negatively impact our reputation.
We may be exposed to risks and costs associated with credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.
In the standard course of business, we process customer information, including payment information, through our stores and direct-to-consumer programs. There is an increased concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes, and procedures. It is possible that an individual or group could defeat our security measures and access sensitive customer information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Incidents which result in exposure of customer data will be handled in accordance with applicable laws and regulations. Exposure of customer data through any means could materially harm A&F by, but not limited to, reputation loss, regulatory fines, and costs of litigation.
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
We are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related, labor relations, commercial litigation, intellectual property rights and shareholder actions. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. Our current litigation exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.
Our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets.
We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos, are an essential element of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, we own registrations and have pending applications for other trademarks in the U.S. and have applied for or obtained registrations from the registries in many foreign countries in which our stores or our manufacturers are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third-party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.
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
We have an anti-counterfeiting program, under the auspices of the Abercrombie & Fitch Asset Protection Team, whose goal is to eliminate the supply of illegal pieces of our products. The Asset Protection Team interacts with investigators, customs officials and law enforcement entities throughout the world to combat the illegal use of our trademarks. Although brand security initiatives are in place, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful.
A currently threatened proxy fight and any other actions of activist stockholders could have a negative effect on our business.
In February 2014, we received a notice from Engaged Capital, a stockholder, that discloses its intent to nominate five individuals for election to our Board of Directors at our 2014 Annual Meeting of Stockholders. If a proxy contest results from this notice or if other activist activities ensue, our business could be adversely affected because responding to proxy contests, litigation and other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors. If individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our initiatives and to retain and attract experienced executives and employees. Finally, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results.
We are subject to income taxes in many U.S. and certain foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial statement period may be materially impacted by changes in the mix and level of earnings or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax legislation may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.
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
Furthermore, our impairment review requires us to make estimates and projections regarding, but not limited to, future cash flows. We make certain estimates and projections in connection with impairment analyses for our store locations and other property and equipment. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain store locations and other property and equipment. We have recognized significant impairment charges in the past and in the current year and may do so in the future.

We are subject to customs, advertising, consumer protection, privacy, zoning and occupancy and labor and employment laws that could require us to modify our current business practices, incur increased costs or harm our reputation if we do not comply.
We are subject to numerous laws and regulations, including customs, truth-in-advertising, consumer protection, general privacy, health information privacy, identity theft, online privacy, employee health and safety, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, direct-to-consumer operations and distribution centers. As our business becomes more international in scope and we enter more countries internationally, the number of laws and regulations that we are subject to, as well as their scope and reach, increase significantly and heighten our risks. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Health and Safety in Europe is highly regulated and compliance with these regulations may require additional cost and possible changes to our business practices. Failure to protect personally identifiable information of our customers or associates could subject us to considerable reputational harm, as well as significant fines, penalties and sanctions both domestically and abroad. In addition, changes in federal, state and international minimum wage laws and overtime pay requirements and other laws relating to associate benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability. We are also subject to U.S. securities laws and regulations, as well as stock exchange rules which could subject us to enforcement actions, de-listing and adverse legal sanctions for non-compliance.
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

Our inability to successfully implement our long range plan could have a negative impact on our growth and profitability.
Our long range plan includes four key objectives: improving the productivity and profitability in our U.S. stores, continuing our profitable international growth, increasing direct-to-consumer penetration and reducing our expenses. Our ability to execute these strategies successfully and in a timely fashion is subject to various risks and uncertainties as described under this “Risk Factors” section. Specifically, these risks can be categorized into market risk, execution risk and resonance risk. Market risk includes consumer spending, actions of brand competitors and changes in demographics or preferences of our target customer. Achieving the goals of our long range plan is also dependent on us executing the plan successfully. Finally, the strategies we implement in connection with the long range plan may not resonate with our customers.
Our profit improvement initiative, as a key element of the long range plan described above, is expected to achieve annualized gross savings in excess of $175 million across the following work-streams: non-merchandise, supply chain, marketing, store operations and home office expenses. We may be unsuccessful in achieving our annual savings target for several reasons, including, but not limited to, the fact that our assumed savings estimates may be inaccurate due to factors outside of our control, such as raw material costs or that due to business decisions, we decide not to implement certain elements of the profit improvement initiative or we decide to increase spending in one or more of these work-streams.
It may take longer than anticipated to generate the expected benefits from our long range plan and there can be no guarantee that these initiatives will result in improved operating results. In addition, failure to successfully implement our long range plan could have a negative impact on our growth and profitability.
Our estimates of the expenses that we may incur in connection with the closures of the Gilly Hicks stores could prove to be inaccurate.
As announced in November 2013, we approved the closure of our stand-alone Gilly Hicks stores. We expect to substantially complete the closures by the end of the first quarter of Fiscal 2014. In connection with the store closings we incurred $81.5 million in restructuring charges in the third and fourth quarters of Fiscal 2013. We expect our total Gilly Hicks restructuring charges to be approximately $90 million and expect to incur these additional charges in the first quarter of 2014. These estimates are based on a number of significant assumptions and could change materially which could adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company’s headquarters and support functions occupy 501 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio and an additional small storage facility located in the Columbus, Ohio area, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City, New York and Los Angeles, California, as well as offices in the United Kingdom, Japan, Switzerland, Italy, Hong Kong and China.
All of the retail stores operated by the Company, as of March 21, 2014, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2014 and 2031.
The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.
As of March 21, 2014, the Company’s 1,003 stores were located as follows:

U.S. & U.S. Territories:
Alabama	5	Kentucky	8	North Dakota	1
Alaska	1	Louisiana	7	Ohio	29
Arizona	15	Maine	4	Oklahoma	6
Arkansas	6	Maryland	19	Oregon	8
California	119	Massachusetts	32	Pennsylvania	43
Colorado	7	Michigan	22	Rhode Island	3
Connecticut	18	Minnesota	9	South Carolina	10
Delaware	5	Mississippi	2	Tennessee	20
District Of Columbia	1	Missouri	10	Texas	76
Florida	70	Montana	2	Utah	7
Georgia	20	Nebraska	3	Vermont	2
Hawaii	4	Nevada	11	Virginia	21
Idaho	2	New Hampshire	9	Washington	19
Illinois	34	New Jersey (1)	39	West Virginia	4
Indiana	15	New Mexico	3	Wisconsin	9
Iowa	7	New York	47	Puerto Rico	1
Kansas	5	North Carolina	22
International Stores:
Australia	2	Germany (1)	24	Republic of Korea	3
Austria	6	Hong Kong	3	Singapore	1
Belgium	3	Ireland	2	Spain	13
Canada	18	Italy	13	Sweden	3
China	7	Japan	4	United Kingdom (2)	37
Denmark	1	Netherlands	4	United Arab Emirates	1
France	15	Poland	1

(1) Includes one Gilly Hicks store
(2) Includes six Gilly Hicks stores

ITEM 3.	LEGAL PROCEEDINGS.
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
Set forth below is certain information regarding the executive officers of A&F as of March 21, 2014:
Michael S. Jeffries, 69, has been Chief Executive Officer of A&F since February 1992. From May 1998 until January 2014, he also served as Chairman of A&F. From February 1992 to May 1998, Mr. Jeffries held the title of President of A&F. Pursuant to the terms of the Employment Agreement, entered into as of December 9, 2013, between A&F and Mr. Jeffries, A&F is obligated to cause Mr. Jeffries to be nominated as a director of A&F during his employment term.
Jonathan E. Ramsden, 49, has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F since January 2014 and Executive Vice President and Chief Financial Officer of A&F since December 2008. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.
James N. Bierbower, 49, has been Executive Vice President — Human Resources of A&F since January 2014. Prior thereto, Mr. Bierbower held the position of Senior Vice President — Human Resources of A&F from April 2012 to January 2014, the position of Senior Vice President of Organizational Development of A&F from November 2008 to April 2012 and the position of Vice President — Organizational Development of A&F from November 2006 to November 2008. Prior to joining A&F, Mr. Bierbower held a variety of positions in merchandising, human resources, finance and operations with the May Department Stores Company over a period of 20 years.
Diane Chang, 58, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.
Leslee K. Herro, 53, has been Executive Vice President — Merchandise Planning, Inventory Management and Brand Senses of A&F since January 2012. Prior thereto, she held the position of Executive Vice President — Planning and Allocation of A&F from May 2004 to January 2012, the position of Senior Vice President — Planning and Allocation of A&F from February 2000 to May 2004 and the position of Vice President — Planning & Allocation of A&F from February 1994 to February 2000. On December 9, 2013, A&F announced that Ms. Herro will retire from her position as Executive Vice President — Merchandise Planning, Inventory Management and Brand Senses in the Spring of 2014. Ms. Herro will remain with A&F for a period in a non-named executive officer capacity providing advice and counsel to A&F's Leadership Team and completing certain special projects.
Amy L. Zehrer, 44, has been Executive Vice President — Stores of A&F since February 2013. Prior thereto, Ms. Zehrer held the position of Senior Vice President — Stores of A&F from November 2007 to February 2013 and the position of Vice President — Stores of A&F from August 2006 to November 2007. Ms. Zehrer has been with A&F since 1992 playing an integral part in evolving the brands and the success of the Company's international expansion.
The executive officers serve at the pleasure of the Board of Directors of A&F and, in the case of Mr. Jeffries, pursuant to an employment agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2013 and Fiscal 2012:

	Sales Price
	High	Low
Fiscal 2013
4th Quarter	$38.31	$31.72
3rd Quarter	$51.66	$33.19
2nd Quarter	$54.41	$43.46
1st Quarter	$52.07	$45.17
Fiscal 2012
4th Quarter	$51.07	$30.58
3rd Quarter	$39.36	$29.06
2nd Quarter	$53.29	$29.78
1st Quarter	$53.53	$40.40
Dividends are declared at the discretion of A&F's Board of Directors. A quarterly dividend, of $0.20 per share, was declared in each of February, May, August and November in Fiscal 2013, an increase from $0.175 during each quarter in Fiscal 2012. Dividends were paid in each of March, June, September and December in Fiscal 2013. A&F's Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F's financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which directors deem relevant.
As of March 21, 2014, there were approximately 3,692 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 43,100 stockholders.
The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended February 1, 2014:

Period (Fiscal Month)	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(4)
November 3, 2013 through November 30, 2013	2,386	$35.22	—	16,288,339
December 1, 2013 through January 4, 2014	389	$35.71	—	16,288,339
January 5, 2013 through February 1, 2014	860	$35.47	—	16,288,339
Total	3,635	$35.33	—	16,288,339

(1)
All of the 3,635 shares of A&F’s Common Stock purchased during the thirteen-week period ended February 1, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)
No shares were repurchased during the thirteen-week period ended February 1, 2014 pursuant to A&F’s publicly announced stock repurchase authorizations. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock.

(4)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a cost of approximately $115.8 million. During Fiscal 2012, A&F repurchased approximately 7.5 million shares of A&F’s Common Stock in the open market with a cost of approximately $321.7 million. Repurchases made during the Fiscal 2013 and the Fiscal 2012 were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended February 1, 2014 (the last day of A&F’s Fiscal 2013) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”); (iii) the Standard & Poor's Midcap 400 Stock Index (the "S&P Midcap 400 Index"); and (iv) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.
PERFORMANCE GRAPH(1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index, the S&P Midcap 400 Index
and the S&P Apparel Retail Index

*	$100 invested on 1/31/09 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

In Fiscal 2013, A&F was removed as a component of the S&P 500 Index and became a component of the S&P Midcap 400
Index.

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
ABERCROMBIE & FITCH CO.
FINANCIAL SUMMARY
(Thousands, except per share and per square foot amounts, ratios and store and associate data)
(Information below excludes amounts related to discontinued operations, except where otherwise noted)

	2013	2012 (1)	2011	2010	2009(2)
Net Sales	$4,116,897	$4,510,805	$4,158,058	$3,468,777	$2,928,626
Gross Profit	$2,575,435	$2,816,709	$2,550,224	$2,217,429	$1,883,598
Operating Income	$80,823	$374,233	$221,384	$237,180	$117,912
Net Income from Continuing Operations	$54,628	$237,011	$143,138	$155,709	$78,953
Income (Loss) from Discontinued Operations, Net of Tax (3)	—	$—	$796	$—	$(78,699)
Net Income(3)	$54,628	$237,011	$143,934	$155,709	$254
Dividends Declared Per Share	$0.80	$0.70	$0.70	$0.70	$0.70
Net Income Per Share from Continuing Operations
Basic	$0.71	$2.89	$1.65	$1.77	$0.90
Diluted	$0.69	$2.85	$1.60	$1.73	$0.89
Net Income (Loss) Per Share from Discontinued Operations(3)
Basic	$—	$—	$0.01	$—	$(0.90)
Diluted	$—	$—	$0.01	$—	$(0.89)
Net Income Per Share(3)
Basic	$0.71	$2.89	$1.66	$1.77	$0.00
Diluted	$0.69	$2.85	$1.61	$1.73	$0.00
Basic Weighted-Average Shares Outstanding	77,157	81,940	86,848	88,061	87,874
Diluted Weighted-Average Shares Outstanding	78,666	83,175	89,537	89,851	88,609
Other Financial Information
Total Assets (including discontinued operations)	$2,850,997	$2,987,401	$3,117,032	$2,994,022	$2,821,866
Working Capital(4)	$752,344	$617,023	$858,248	$927,024	$776,311
Current Ratio(5)	2.32	1.89	2.23	2.68	2.73
Net Cash Provided by Operating Activities(3)	$175,493	$684,171	$365,219	$391,789	$395,487
Capital Expenditures	$163,924	$339,862	$318,598	$160,935	$175,472
Free Cash Flow(6)	$11,569	$344,309	$46,621	$230,854	$220,015
Net Cash Used for Investing Activities	$(173,861)	$(247,238)	$(340,689)	$(92,976)	$(111,561)
Net Cash Used for Financing Activities	$(40,831)	$(380,071)	$(265,329)	$(145,333)	$(136,050)
Borrowings	$135,000	—	$—	$43,805	$50,927
Leasehold Financing Obligations	$60,726	$63,942	$57,851	$24,761	$20,286
Stockholders’ Equity (including discontinued operations)	$1,729,493	$1,818,268	$1,931,335	$1,943,391	$1,827,917
Return on Average Stockholders’ Equity(7)	3%	13%	7%	8%	0%
Comparable Sales(8)	(11)%	(1)%	5%	7%	(23)%
Net Store Sales Per Average Gross Square Foot	$417	$485	$463	$390	$339
Stores at End of Year and Average Associates
Total Number of Stores Open	1,006	1,041	1,045	1,069	1,096
Gross Square Feet	7,736	7,958	7,778	7,756	7,848
Average Number of Associates(9)	95,500	95,800	91,000	83,000	83,000

(1)	Fiscal 2012 was a fifty-three week year.

(2)
Reported results for Fiscal 2009 were not restated to reflect the change to the cost method of accounting for inventory, which was effective in the fourth quarter of Fiscal 2012, as the information was not available.

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

(6)
Free Cash Flow is computed by subtracting Capital Expenditures from the GAAP financial measure of Net Cash Provided by Operating Activities, both of which are disclosed above in the table immediately preceding the measure of Free Cash Flow. The Company believes that the non-GAAP measure of Free Cash Flow is useful to investors to understand available cash flows generated from operations less cash flows used for capital expenditures. The closest GAAP financial measure is Net Cash Provided by Operating Activities. The non-GAAP financial measure of Free Cash Flow should not be used in isolation or as an alternative to Net Cash Provided by Operating Activities or an indicator of the ongoing performance of the Company. It is also not intended to supersede or replace the Company's GAAP financial measure.

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
For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended February 1, 2014 is compared to the fifty-three week period ended February 2, 2013 and the fifty-three week period ended February 2, 2013 is compared to the fifty-two week period ended January 28, 2012.
The Company had net sales of $4.117 billion for Fiscal 2013, a decrease of 9% from $4.511 billion for Fiscal 2012. Operating income for Fiscal 2013 was $80.8 million, which decreased 78% from the Fiscal 2012 operating income of $374.2 million.
Net income was $54.6 million and net income per diluted share was $0.69 in Fiscal 2013, compared to net income of $237.0 million and net income per diluted share of $2.85 in Fiscal 2012.

Excluding restructuring charges related to Gilly Hicks, other asset impairment charges, and charges related to the Company's profit improvement initiative, the Company reported adjusted non-GAAP net income of $150.6 million and net income per diluted share of $1.91 for Fiscal 2013 compared to adjusted non-GAAP net income of $241.6 million and net income per diluted share of $2.90 for Fiscal 2012.
The Company believes that the non-GAAP financial measures above are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the Consolidated Statements of Operations and Comprehensive Income impact of Gilly Hicks restructuring charges, non-cash, store-related asset impairment charges and charges associated with the Company's profit improvement initiative. These non-GAAP financial measures should not be used as alternatives to net income or net income per diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above.

	Fiscal 2013			Fiscal 2012
	Operating Income	Net Income	Net Income per Diluted Share	Operating Income	Net Income	Net Income per Diluted Share

GAAP	$80,823	$54,628	$0.69	$374,233	$237,011	$2.85
Excluded Charges (1)	142,054	95,991	1.22	7,407	4,592	0.06
Non-GAAP	$222,877	$150,619	$1.91	$381,640	$241,603	$2.90

(1)
Excluded charges for Fiscal 2013 include $81.5 million in pre-tax charges related to the restructuring of the Gilly Hicks brand, $46.7 million in pre-tax charges related to other store-related asset impairments, and $13.8 million in pre-tax charges related to the Company's profit improvement initiative. For Fiscal 2013, asset impairment charges were primarily associated with 23 Abercrombie & Fitch stores, four abercrombie kids stores and 70 Hollister stores. Excluded charges for Fiscal 2012 include $7.4 million in pre-tax charges related to store-related asset impairments associated with one Abercrombie & Fitch store, three abercrombie kids stores, 12 Hollister stores and one Gilly Hicks store.

Net cash provided by operating activities, the Company’s primary source of liquidity, was $175.5 million for Fiscal 2013. During Fiscal 2013, the Company used $163.9 million of cash for capital expenditures, repurchased $115.8 million of Common Stock, and paid dividends totaling $61.9 million. In addition, the Company borrowed $150.0 million under the Term Loan Agreement, of which $15.0 million was repaid during the year. As of February 1, 2014, the Company had $600.1 million in cash and equivalents and insignificant stand-by letters of credit.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income for the last three fiscal years, expressed as a percentage of net sales:

	2013	2012	2011
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	37.4	37.6	38.7
GROSS PROFIT	62.6	62.4	61.3
Stores and Distribution Expense	46.3	43.9	43.8
Marketing, General and Administrative Expense	11.7	10.5	10.5
Restructuring Charges	2.0	—	—
Asset Impairment	1.1	0.2	1.6
Other Operating Expense (Income), Net	(0.6)	(0.4)	0.1
OPERATING INCOME	2.0	8.3	5.3
Interest Expense, Net	0.2	0.2	0.1
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1.8	8.1	5.2
Tax Expense from Continuing Operations	0.5	2.9	1.8
NET INCOME FROM CONTINUING OPERATIONS	1.3	5.3	3.4
INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	—	—	—
NET INCOME	1.3%	5.3%	3.5%

FINANCIAL SUMMARY
The following summarized financial and statistical data compare Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	2013	2012	2011
Net sales by segment (in thousands)	$4,116,897	$4,510,805	$4,158,058
U.S. Stores	$2,161,183	$2,615,138	$2,710,842
International Stores	$1,178,798	$1,195,016	$894,616
Direct-to-Consumer	$776,916	$700,651	$552,600
Net sales as a % of total sales
U.S. Stores	52%	58%	65%
International Stores	29%	26%	22%
Direct-to-Consumer	19%	16%	13%
Net sales by brand (in thousands)	$4,116,897	$4,510,805	$4,158,058
Abercrombie & Fitch	$1,547,216	$1,704,190	$1,665,135
abercrombie	$346,739	$382,509	$397,904
Hollister	$2,127,816	$2,314,462	$2,022,002
Gilly Hicks	$95,126	$109,644	$73,017
Increase (decrease) in comparable sales*	(11)%	(1)%	5%
Abercrombie & Fitch	(10)%	(3)%	3%
abercrombie	(5)%	0%	4%
Hollister	(14)%	(1)%	8%

Increase (decrease) in comparable sales by geography*
U.S.	(11)%	1%
International	(11)%	(8)%
Increase (decrease) in comparable sales by channel
Total Stores	(16)%	(5)%	5%
Direct-to-Consumer	13%	24%	36%

*
Beginning with 2012, comparable sales have been reported including comparable direct-to-consumer sales. Prior year figures were not restated. A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. The Fiscal 2012 retail year included a fifty-third week and, therefore, Fiscal 2013 comparable sales are compared to the fifty-two week period ended February 2, 2013 and Fiscal 2012 comparable sales are compared to the fifty-three week period ended February 4, 2012.

CURRENT TRENDS AND OUTLOOK
2013 was a difficult year with sales and earnings falling well short of the objectives we set at the beginning of the year. Despite a challenging environment, it is an important goal of ours that we return to positive growth, particularly in our core U.S. business, and we believe the steps we are taking as we execute against our long-range strategic plan can put us in position to achieve this goal.
Pursuant to our long-range strategic plan, our overall financial objective remains to drive significant improvement in return on invested capital through a combination of operating margin improvement and disciplined capital allocation.
We have four principle objectives in driving operating margin improvement:
First, recovering productivity and profitability in our U.S. stores, where we are focused on continuing to improve our fashion, particularly in our female business, and increasing brand engagement. We are taking steps to evolve our assortment, improve our product test capabilities, shortening lead times and increasing style differentiation across all classifications. In addition, we will be launching global marketing campaigns, featuring evolved content, more personalized customer marketing and other programs, which will be delivered through events, public relations, social media and other means. The campaigns will be supported by a significant increase in planned marketing expense and will leverage our in-depth customer research. While we expect that a number of initiatives will improve average unit retail over time, we believe we will need to be more competitive on average unit retail in the current environment and will look to aggressively reduce merchandise average unit cost in order to give us that flexibility.
Second, continuing our profitable international growth, with the objective of increasing our international penetration to approximately 50% of total sales, while maintaining strong margins. Looking ahead, our store expansion focus has shifted to Asia, particularly Japan and China, and the Middle East.
Third, increasing direct-to-consumer penetration to 25% of net sales or greater, while maintaining strong margins. We plan to continue to invest in direct-to-consumer operations, including upgrading our digital experience, increasing our assortment of web exclusive styles, completing an order management system upgrade that will support omnichannel initiatives, advancing mobile capabilities, and expanding international language and payment options.
Fourth, reducing expense. We now expect gross savings from our profit improvement initiative to be at least $175 million, of which approximately $30 million was recognized in Fiscal 2013, and an incremental $145 million will be recognized in Fiscal 2014, which are weighted to the second and third quarters. Partially offsetting these savings, we expect to increase Fiscal 2014 marketing expenditures by approximately $30 million or greater as compared to Fiscal 2013, skewed toward the first half of the year, to support the Company's global marketing campaigns.
With regard to capital allocation, we anticipate Fiscal 2014 capital expenditures of approximately $200 million or slightly greater, which includes the effect of some timing shifts from Fiscal 2013 and is prioritized towards direct-to-consumer and IT investments to support growth initiatives. Capital expense related to new international store openings is prioritized towards key growth markets of Japan, China and the Middle East. We expect to open 16 full-price international stores throughout the year, including an Abercrombie & Fitch flagship store in Shanghai, and a small number of Abercrombie & Fitch mall-based stores.
We remain committed to returning excess cash to shareholders. To that end, on February 27, 2014, we entered into a $150 million accelerated share repurchase agreement, pursuant to the existing share repurchase authorizations of 16.3 million shares. We currently anticipate that there may be additional share repurchases over the course of the year, utilizing free cash flow generated from operations in addition to utilization of our existing or additional credit facilities.
For Fiscal 2014, we project full year diluted earnings per share in the range of $2.15 to $2.35, based on an assumption of high-single digit decline in comparable store sales and an approximate 20% increase in comparable direct-to-consumer sales. The sales projection does not include any benefit the Company may realize during the year from its strategic plan initiatives, but also does not reflect further potential deterioration in underlying trends.
The 2014 guidance assumes a gross margin rate for the full year that is flat to down slightly compared to Fiscal 2013, with continuing average unit retail pressure and lower shipping and handling revenues relative to sales offsetting average unit cost improvement and a benefit from the Company's profit improvement initiative.
The guidance does not include remaining charges related to the Company's restructuring of the Gilly Hicks brand, any other impairment or store closure charges, or charges related to the implementation of the profit improvement initiative.
The Company's guidance assumes a full year tax rate of approximately 35%, and a base weighted average share count of approximately 78 million shares which excludes the effect of the Accelerated Share Repurchase and any potential additional share repurchases.

As we look forward to 2014 and beyond, there is much work ahead of us as we navigate a rapidly changing, difficult and uncertain environment. However, we are encouraged by the progress we are making as we continue to execute against our long range plan objectives, and are committed to achieving meaningful improvements in our business and creating significant value for stockholders.

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•
Comparable sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year combined with direct-to-consumer sales;

•	Direct-to-consumer sales growth;

•	U.S. and International store performance;

•	Store productivity;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot;

•	Cash flow and liquidity determined by the Company’s working capital and free cash flow; and

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
FISCAL 2013 COMPARED TO FISCAL 2012
Net Sales
Net sales for Fiscal 2013 were $4.117 billion, a decrease of 9% from Fiscal 2012 net sales of $4.511 billion. The net sales decrease was attributable to an 11% decrease in comparable sales, partially off-set by growth from opening new international stores. Including direct-to-consumer sales, U.S. sales decreased 14% to $2.659 billion and international sales increased 2% to $1.458 billion. The impact of changes in foreign currency (based on converting prior year sales at current year exchange rates) benefited sales by approximately $13.4 million in Fiscal 2013.
Direct-to-consumer sales in Fiscal 2013, including shipping and handling revenue, were $776.9 million, an increase of 11% from Fiscal 2012 direct-to-consumer sales of $700.7 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 19% of total net sales in Fiscal 2013 compared to 16% in Fiscal 2012.
The Fiscal 2012 retail year included a fifty-third week and, therefore, Fiscal 2013 comparable sales are compared to the fifty-two week period ended February 2, 2013. The net sales for the fifty-two week period ended February 2, 2013 were approximately $63 million less than the net sales for the reported fifty-three week period ended February 2, 2013.
Total comparable sales for the year, including direct-to-consumer sales, decreased 11% with comparable store sales decreasing 16% and comparable direct-to-consumer sales increasing by 13%. Comparable sales for Fiscal 2013 decreased 11% for the U.S., with comparable store sales decreasing by 15% and comparable direct-to-consumer sales up 7%. Comparable sales for the full year decreased 11% for international, with comparable store sales decreasing by 19% and comparable direct-to-consumer sales up 25%.
For Fiscal 2013, comparable sales by brand, including direct-to-consumer sales, decreased 10% for Abercrombie & Fitch, decreased 5% for abercrombie kids, and decreased 14% for Hollister.
Gross Profit
Gross profit during Fiscal 2013 was $2.575 billion compared to gross profit of $2.817 billion during Fiscal 2012. The gross profit rate (gross profit divided by net sales) for Fiscal 2013 was 62.6%, up 20 basis points from the Fiscal 2012 rate of 62.4%.

Stores and Distribution Expense
Stores and distribution expense for Fiscal 2013 was $1.908 billion compared to $1.981 billion in Fiscal 2012. The stores and distribution expense rate (stores and distribution expense divided by net sales) for Fiscal 2013 was 46.3% compared to 43.9% in Fiscal 2012. Stores and distribution expense for the full year included $1.1 million of charges related to the profit improvement initiative. Savings in store payroll, store management and support and other stores and distribution expenses, including savings from the profit improvement initiative, were more than off-set by the deleveraging effect of negative comparable sales and higher direct-to-consumer expense.
Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $93.4 million and $78.6 million for Fiscal 2013 and Fiscal 2012, respectively. The increase in shipping and handling costs in Fiscal 2013 was primarily driven by increased sales volume and a higher international mix component. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income.
Handling costs, including costs incurred to store, move and prepare merchandise for shipment to the stores were $53.9 million and $59.4 million for Fiscal 2013 and Fiscal 2012, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income.
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2013 was $481.8 million compared to $473.9 million in Fiscal 2012. The marketing, general and administrative expense rate (marketing, general and administrative expense divided by net sales) was 11.7% in Fiscal 2013 compared to 10.5% in Fiscal 2012. Marketing, general and administrative expense for Fiscal 2013 included $12.7 million in charges related to the profit improvement initiative.
Restructuring Charges

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks branded stores. In connection with the strategic review, the Company decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. Restructuring charges associated with the store closures for the full year were $81.5 million, of which $42.7 million related to lease terminations and store closure costs, $37.9 million for asset impairments.
Asset Impairment
The Company recorded asset impairment charges of $46.7 million in Fiscal 2013 primarily related to 97 stores and $7.4 million in Fiscal 2012 primarily related to 17 stores.
Other Operating Expense (Income), Net
Other operating income, net was $23.1 million for Fiscal 2013 compared to other operating expense, net of $19.3 million for Fiscal 2012. Other operating income, net included income of $9.0 million and $4.8 million related to business interruption insurance recoveries in Fiscal 2013 and Fiscal 2012, respectively.
Operating Income
Operating income for Fiscal 2013 was $80.8 million compared to operating income of $374.2 million for Fiscal 2012. Adjusted operating income excluding pre-tax charges for restructuring, asset impairment and the profit improvement initiative for Fiscal 2013 was $222.9 million compared to adjusted operating income of $381.6 million for Fiscal 2012. The decrease in adjusted operating income excluding charges was primarily driven by the deleveraging effect of negative comparable store sales, both U.S. and international, partially off-set by new international stores, direct-to-consumer operations and expense reductions.
Interest Expense (Income), Net and Tax Expense
Fiscal 2013 interest expense was $11.1 million, offset by interest income of $3.6 million, compared to interest expense of $10.5 million, offset by interest income of $3.2 million, for Fiscal 2012.
The effective tax rate for Fiscal 2013 was 25.5%. Excluding the effect of charges related to restructuring plans for Gilly Hicks, other store-related asset impairment charges, and charges related to the Company’s profit improvement initiative, the effective tax rate was 30.1% compared to 35.4% for Fiscal 2012. The Fiscal 2013 effective tax rate included a benefit of $6.7 million primarily resulting from the settlement of certain state tax audits and other discrete tax matters.

As of February 1, 2014, there were approximately $15.8 million of net deferred tax assets in Japan. The realization of the net deferred tax assets will depend upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.
Net Income and Net Income per Diluted Share
Net income for Fiscal 2013 was $54.6 million compared to net income of $237.0 million for Fiscal 2012. Net income included charges of approximately $96.0 million and $4.6 million in Fiscal 2013 and Fiscal 2012, respectively. Net income per diluted share for Fiscal 2013 was $0.69 compared to net income per diluted share of $2.85 for Fiscal 2012. Net income per diluted share included charges of approximately $1.22 per diluted share and $0.06 per diluted share in Fiscal 2013 and Fiscal 2012, respectively. Refer to the GAAP reconciliation table in the “OVERVIEW” section of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding charges for the Gilly Hicks restructuring, asset impairment and charges related to the profit improvement initiative.
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
For Fiscal 2012, comparable sales by brand, including direct-to-consumer sales, decreased 3% for Abercrombie & Fitch, were flat for abercrombie kids, and decreased 1% for Hollister. Across the brands, male performed better than female.
Gross Profit
Gross profit during Fiscal 2012 was $2.817 billion compared to gross profit of $2.550 billion during Fiscal 2011. The gross profit rate for Fiscal 2012 was 62.4%, up 110 basis points from the Fiscal 2011 rate of 61.3% .
The increase in the gross profit rate for Fiscal 2012 was primarily driven by a decrease in average unit cost.
Stores and Distribution Expense
Stores and distribution expense for Fiscal 2012 was $1.981 billion compared to $1.820 billion in Fiscal 2011. The stores and distribution expense rate for Fiscal 2012 was 43.9% compared to 43.8% in Fiscal 2011.

For Fiscal 2011, stores and distribution expense included asset write-down charges of $14.6 million related to the reconfiguration of three flagship stores and a small write-off related to a cancelled flagship project, and store exit charges of $19.0 million, associated with lease buyouts and other lease obligations related to stores closing prior to natural lease expirations, other lease terminations, and other incidental costs associated with store closures. Excluding the impact of these charges, stores and distribution expense was 43.9% for Fiscal 2012 compared to 43.0% for Fiscal 2011. The increase in stores and distribution expense rate for Fiscal 2012 was primarily the result of deleveraging on negative comparable store sales and higher direct-to-consumer expense.
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
Marketing, General and Administrative Expense
Marketing, general and administrative expense during Fiscal 2012 was $473.9 million compared to $437.1 million in Fiscal 2011. The marketing, general and administrative expense rate was 10.5% in each of Fiscal 2012 and Fiscal 2011. Marketing, general and administrative expense for Fiscal 2011 included $10.0 million in connection with legal settlements.
The increase in marketing, general, and administrative expenses in Fiscal 2012 was due to increases in incentive and other compensation-related expenses, IT, marketing and other expenses.
Asset Impairment
Asset impairment charges were $7.4 million for Fiscal 2012 and were primarily associated with 17 stores. Fiscal 2011 included store-related asset impairment charges of $68.0 million associated with 79 stores.
Other Operating Expense (Income), Net
Other operating income, net was $19.3 million for Fiscal 2012 compared to other operating expense, net of $3.5 million for Fiscal 2011. Other operating income, net for Fiscal 2012, included income of $4.8 million related to business interruption insurance recoveries associated with Superstorm Sandy. Other operating expense in Fiscal 2011 included a charge of $13.4 million related to the Company’s change of intent regarding the sale of its ARS portfolio, which resulted in recognition of an other-than-temporary impairment in Fiscal 2011.
Operating Income
Operating income for Fiscal 2012 was $374.2 million compared to operating income of $221.4 million for Fiscal 2011. Operating income growth by new international stores, existing U.S. stores and direct-to-consumer operations more than offset declines in existing international stores driven by negative comparable store sales and higher non-four wall expenses. Non-four wall expenses include: marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; and distribution center costs.
Interest Expense (Income), Net and Tax Expense
Fiscal 2012 interest expense was $10.5 million, offset by interest income of $3.2 million, compared to interest expense of $7.9 million, offset by interest income of $4.3 million for Fiscal 2011.
The effective tax rate for Fiscal 2012 was 35.4% compared to 34.3% for Fiscal 2011.
As of February 2, 2013, there were approximately $22.2 million of net deferred tax assets in Japan. The realization of the net deferred tax assets will depend upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets not currently subject to a valuation allowance may become subject to one in the future. Additional valuation allowances would result in additional tax expense.

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
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on February 1, 2014 or February 2, 2013.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. On February 21, 2013, the Company elected to draw down the full $150 million available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60 million of non-recurring cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" was reduced initially for the testing period ended February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, by the testing period ending October 31, 2015. The Company had $135.0 million in borrowings outstanding under the Term Loan Agreement on February 1, 2014 and no borrowings outstanding under the Term Loan Agreement as of February 2, 2013.
The Amended and Restated Credit Agreement and the Term Loan Agreement, including the material covenants which apply to each, are described in Note 15, “BORROWINGS,” of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K. As of February 1, 2014, the Company was in compliance with the applicable ratio requirements and covenants.
As of March 21, 2014, the Company had approximately $341 million available under the Amended and Restated Credit Agreement and the Term Loan Agreement, including a reduction in availability of approximately $9 million for outstanding letters of credit.
Stand-by letters of credit outstanding as of February 1, 2014 and February 2, 2013 were insignificant.

Operating Activities
Net cash provided by operating activities was $175.5 million for Fiscal 2013 compared to $684.2 million for Fiscal 2012 and $365.2 million for Fiscal 2011. The decrease in net cash provided by operating activities from Fiscal 2012 was primarily driven by lower net income, adjusted for non-cash items, including asset impairment charges, and changes in inventory and income taxes. The increase in net cash provided by operating activities in Fiscal 2012 from Fiscal 2011 was primarily driven by a change in inventories partially offset by a change in accounts payable.
Investing Activities
Cash outflows for investing activities in Fiscal 2013, Fiscal 2012 and Fiscal 2011were used primarily for capital expenditures related to new store construction and information technology investments. The decrease in cash outflows from Fiscal 2012 to Fiscal 2013 was driven primarily by a decrease in new store construction due to fewer new store openings. Fiscal 2012 cash flows used for investing activities included proceeds received from sales of marketable securities.
Financing Activities
For Fiscal 2013 and Fiscal 2012 and Fiscal 2011, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock and the payment of dividends. For Fiscal 2013, cash flows from financing activities included proceeds from borrowings under the Term Loan Agreement of $150.0 million, of which $15 million was repaid in Fiscal 2013.
During Fiscal 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a market value of $115.8 million. During Fiscal 2012, A&F repurchased approximately 7.5 million shares of A&F’s Common Stock in the open market with a market value of $321.7 million. During Fiscal 2011, A&F repurchased approximately 3.5 million shares of A&F’s Common Stock in the open market with a market value of $196.6 million. Fiscal 2013, Fiscal 2012 and Fiscal 2011 repurchases were pursuant to the authorizations of A&F's Board of Directors.
As of February 1, 2014, A&F had approximately 16.3 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, repurchases of the Company's Common Stock, and quarterly dividends to stockholders subject to approval by the Company's Board of Directors'. As referenced below, the Company will incur additional cash expenses related to the closures of the Gilly Hicks stores. The Company has availability under the Amended and Restated Credit Agreement as a source of additional funding.
On February 27, 2014, A&F entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with Goldman, Sachs & Co. (“Goldman”) in order to repurchase shares of A&F's Common Stock from Goldman. A&F entered into the ASR Agreement pursuant to A&F's current stock repurchase authorizations.
Pursuant to the ASR Agreement, on March 4, 2014, A&F paid $150 million to Goldman and, in exchange, received approximately 3.1 million shares of A&F's Common Stock, representing 80% of the repurchase price based on the closing price of A&F's Common Stock on February 27, 2014. Additional shares of Common Stock are expected to be delivered at the maturity of the ASR Agreement. The number of such additional shares will be determined based on the volume-weighted average price per share of A&F's Common Stock during a valuation period expected to last up to two months, less an agreed discount.
The Company currently anticipates that there may be share repurchases in addition to the ASR Agreement over the course of Fiscal 2014. A&F would expect to fund these cash requirements with free cash flow generated from operations and, as appropriate, borrowings under the Amended and Restated Credit Agreement or additional credit facilities.
The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate. Although the Company has no intent to repatriate cash held in Europe and Asia, the Company has the ability to repatriate current Europe and Asia cash balances without the occurrence of a taxable dividend in the United States.
Off-Balance Sheet Arrangements
As of February 1, 2014, the Company did not have any off-balance sheet arrangements.

Contractual Obligations

		Payments due by period (thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$135,000	$15,000	$30,000	$90,000	$—
Capital Lease Obligatons	3,062	611	1,249	1,189	13
Operating Lease Obligations (1)	2,377,025	421,226	715,179	466,589	774,031
Purchase Obligations	260,181	223,578	36,241	362	—
Other Obligations	46,176	33,711	168	208	12,089
Dividends	—	—	—	—	—
Totals	$2,821,444	$694,126	$782,837	$558,348	$786,133
(1) Includes leasehold financing obligations of $60.7 million and related interest. Refer to Note 16, "LEASEHOLD FINANCING OBLIGATIONS," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for additional information.
Long-Term debt obligations consist of principal payments under the Term Loan Agreement. Refer to Note 15, "BORROWINGS," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K,for additional information.
Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. See Note 11, “LEASED FACILITIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $177.5 million in Fiscal 2013.
The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2014 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services including information technology contracts and third-party distribution center service contracts.
Other obligations consist primarily of asset retirement obligations and lease termination fees related to the closure of Gilly Hicks stores. See Note 19, “GILLY HICKS RESTRUCTURING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.
Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $5.8 million related to uncertain tax positions at February 1, 2014. Of the total uncertain tax positions, it is reasonably possible that $2 million to $3 million could change in the next twelve months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax laws and/or regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. For further discussion, see Note 14, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Due to uncertainty as to the amounts and timing of future payments, the table above does not include estimated future retirement payments under the Chief Executive Officer Supplemental Executive Retirement Plan (the “SERP”) for the Company’s Chief Executive Officer ("CEO") with a present value of $14.1 million at February 1, 2014. See Note 20, “RETIREMENT BENEFITS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K and the description of the SERP to be included in the text under the caption “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014, incorporated by reference in “ITEM 11. EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K.
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
In connection with a strategic review, the Company has decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision reflects a successful pilot of selling a limited assortment of Gilly Hicks branded intimates in Hollister stores.
As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $90 million, inclusive of the $81.5 million recognized during Fiscal 2013. The remaining charges, primarily lease-related are expected to be substantially recognized in the first quarter of Fiscal 2014. These estimates are based on a number of significant assumptions and could change materially.

Below is a summary of pre-tax charges incurred to-date related to the closure of the Gilly Hicks branded stores (in thousands):

Fiscal 2013
Lease Termination and Store Closure	$42,667
Asset Impairment	37,940
Other	892
Total Charges (1)	$81,499
(1) For the fifty-two week period ended February 1, 2014, the Company incurred charges related to restructuring plans for the Gilly Hicks brand of $50.5 million for U.S. Stores segment and $31.0 million for International Stores segment.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of February 1, 2014, related to the closure of the Gilly Hicks stores (in thousands):

February 1, 2014
Accrued Liability as of November 2, 2013	$—
Costs Incurred, Excluding Non-Cash Charges	44,819
Cash Payments	(2,312)
Accrued Liability as of February 1, 2014	$42,507

Excluding the charges above, the Company incurred an operating loss of approximately $30 million related to its Gilly Hicks operations for Fiscal 2013.
Store Activity
During the year, the Company opened 20 international Hollister chain stores, including its first stores in Japan, the United Arab Emirates and Australia, an Abercrombie & Fitch flagship store in Korea and four multi-brand outlet stores, three in Europe and one in the U.S. In addition, the Company closed 62 U.S. stores, including 16 Gilly Hicks stores.
For Fiscal 2014, the Company anticipates opening 16 full-price international stores throughout the year, including an Abercrombie & Fitch flagship store in Shanghai, China in April 2014 and a small number of Abercrombie & Fitch mall-based stores. In addition, the Company plans to open a small number of international and U.S. outlet stores during the fiscal year. The Company also expects to close approximately 60 to 70 stores in the U.S. during the fiscal year primarily through natural lease expirations.

Year-To-Date Store Count and Gross Square Feet
Store count and gross square footage by brand for Fiscal 2013 and Fiscal 2012, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013(1)	266	141	478	17	902
New	2	—	1	—	3
Closed	(15)	(10)	(21)	(16)	(62)
February 1, 2014	253	131	458	1	843
Gross Square Feet at February 1, 2014	2,267	635	3,156	7	6,065
International Stores
February 2, 2013	19	6	107	7	139
New	3	—	22	—	25
Closed	—	(1)	—	—	(1)
February 1, 2014	22	5	129	7	163
Gross Square Feet at February 1, 2014	423	66	1,133	49	1,671
Total Stores	275	136	587	8	1,006
Gross Square Feet at February 1, 2014	2,690	701	4,289	56	7,736
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
January 28, 2012 (1)	280	154	493	18	945
New (1)	4	—	—	—	4
Closed	(18)	(13)	(15)	(1)	(47)
February 2, 2013	266	141	478	17	902
Gross Square Feet at February 2, 2013	2,378	677	3,287	170	6,512
International Stores
January 28, 2012	14	5	77	3	99
New	5	1	30	4	40
Closed	—	—	—	—	—
February 2, 2013	19	6	107	7	139
Gross Square Feet at February 2, 2013	401	71	926	48	1,446
Total Stores	285	147	585	24	1,041
Gross Square Feet at February 2, 2013	2,779	748	4,213	218	7,958
(1) Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced U.S. store openings for the fifty-two weeks ended February 2, 2013 by three stores for abercrombie, three stores for Hollister and three stores for Gilly Hicks and reduced the beginning balance for Fiscal 2012 for Hollister by one store.

CAPITAL EXPENDITURES
Capital expenditures totaled $163.9 million, $339.9 million and $318.6 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	2013	2012	2011
New Store Construction, Store Refreshes and Remodels	$101.4	$245.3	$258.0
Home Office, Distribution Centers and Information Technology	62.5	94.6	60.6
Total Capital Expenditures	$163.9	$339.9	$318.6
During Fiscal 2014, based on new store opening plans and other capital expenditure plans, the Company expects total capital expenditures to be approximately $200 million, or slightly greater due to a spending shift from Fiscal 2013 to Fiscal 2014.

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
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements and as such adopted the provisions prospectively for the fiscal year ended February 1, 2014.

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

The Company has not made any material changes in the accounting methodology used to determine the sales return reserve over the past three fiscal years.

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve as of February 1, 2014. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

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

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or the LCM reserve as of February 1, 2014. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin(s).

An increase or decrease in the LCM reserve of 10% would have affected pre-tax income by approximately $2.2 million for Fiscal 2013.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $1.4 million for Fiscal 2013.

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

The Company’s impairment calculation for those stores reviewed requires management to make assumptions and judgments related to factors used in the evaluation for impairment, including, but not limited to, management’s expectations for future operations and projected cash flows. The key assumptions used in our undiscounted future cash flow model include sales, gross margin and, to a lesser extent, operating expenses.

The Company has not made any material changes in the accounting methodology used to determine impairment loss over the past three fiscal years.

Based on the impact of current sales trends, a number of stores were tested for impairment during the third quarter. In addition, the Company performed the annual review during the fourth quarter and tested 14 stores, which excludes stores with a de minimis book value, for impairment. Of the 14 stores tested for impairment, one store was impaired. The 13 stores that were not impaired had an insignificant aggregate net asset group value and had undiscounted cash flows which were 150% or more of this net asset group value. Net asset group value includes the value of construction allowances.

The Company does not expect material changes in the near term to the assumptions underlying its impairment calculations as of February 1, 2014. However, if changes in these assumptions do occur, and, should those changes be significant, they could have a material impact on the Company’s determination of whether or not there has been an impairment. A 10% decrease in the sales assumption used to project future cash flows for those stores subject to impairment testing in Fiscal 2013 would have increased the impairment charge by an insignificant amount.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2013. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

If the Company’s intention or U.S. and/or international tax law changes in the future, there may be a material negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs.

Of the total uncertain tax positions, it is reasonably possible that $2 million to $3 million could change in the next twelve months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax laws and/or regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record an adjustment in the period in which such matters are effectively settled.

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

During Fiscal 2013, the Company granted stock appreciation rights covering an aggregate of 310,200 shares. A 10% increase in the assumed expected term would have yielded a 3% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in assumed stock price volatility would have yielded a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year.

Supplemental Executive Retirement Plan
Effective February 2, 2003, the Company established a Chief Executive Officer Supplemental Executive Retirement Plan to provide additional retirement income to its CEO. Subject to service requirements, the CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation (base salary and actual annual cash incentive compensation) averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement.

The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s final average compensation, life expectancy and discount rate.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the accrual for the SERP. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

A 10% increase in final average compensation would increase the SERP accrual by approximately $1.4 million. A 50 basis point increase in the discount rate would decrease the SERP accrual by an insignificant amount.

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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. As of February 1, 2014, total assets held in the Rabbi Trust were $90.2 million and related to trust-owned life insurance policies with a cash surrender value of $90.2 million and an insignificant amount of assets held in money market funds. The trust-owned life insurance policies are recorded at cash surrender value, in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.6 million, $2.4 million and $2.5 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Interest Rate Risks
As of February 1, 2014, the Company had $135.0 million in borrowings outstanding under its Term Loan Agreement. These borrowings and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. The average interest rate was 1.85% for the fifty-two week period ended February 1, 2014. Additionally, as of February 1, 2014, the Company had $350 million available, less outstanding letters of credit that were insignificant, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at February 1, 2014, if market interest rates average an increase of 100 basis points over the next fifty-two week period compared to the interest rates being incurred for the fifty-two week period ended February 1, 2014, there would be an insignificant change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Term Loan Agreement. This hypothetical increase in interest rate for the fifty-two week period ended February 1, 2014 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Term Loan Agreement.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Thousands, except share and per share amounts)

	2013	2012	2011

NET SALES	$4,116,897	$4,510,805	$4,158,058
Cost of Goods Sold	1,541,462	1,694,096	1,607,834
GROSS PROFIT	2,575,435	2,816,709	2,550,224
Stores and Distribution Expense	1,907,687	1,980,519	1,820,226
Marketing, General and Administrative Expense	481,784	473,883	437,120
Restructuring Charges	81,500	—	—
Asset Impairment	46,715	7,407	68,022
Other Operating Expense (Income), Net	(23,074)	(19,333)	3,472
OPERATING INCOME	80,823	374,233	221,384
Interest Expense, Net	7,546	7,288	3,577
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	73,277	366,945	217,807
Tax Expense from Continuing Operations	18,649	129,934	74,669
NET INCOME FROM CONTINUING OPERATIONS	$54,628	$237,011	$143,138
INCOME FROM DISCONTINUED OPERATIONS, Net of Tax	$—	$—	$796
NET INCOME	$54,628	$237,011	$143,934
NET INCOME PER SHARE FROM CONTINUING OPERATIONS:
BASIC	$0.71	$2.89	$1.65
DILUTED	$0.69	$2.85	$1.60
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
BASIC	$—	$—	$0.01
DILUTED	$—	$—	$0.01
NET INCOME PER SHARE:
BASIC	$0.71	$2.89	$1.66
DILUTED	$0.69	$2.85	$1.61
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	77,157	81,940	86,848
DILUTED	78,666	83,175	89,537
DIVIDENDS DECLARED PER SHARE	$0.80	$0.70	$0.70
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(12,683)	$(427)	$(8,658)
Gains on Marketable Securities, net of taxes of $(5,526) for Fiscal 2011	—	—	9,409
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	5,054	(19,152)	12,217
Other Comprehensive Income (Loss)	$(7,629)	$(19,579)	$12,968
COMPREHENSIVE INCOME	$46,999	$217,432	$156,902
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$600,116	$643,505
Receivables	67,965	99,622
Inventories	530,192	426,962
Deferred Income Taxes	21,835	32,558
Other Current Assets	100,458	105,177
TOTAL CURRENT ASSETS	1,320,566	1,307,824
PROPERTY AND EQUIPMENT, NET	1,131,341	1,308,232
OTHER ASSETS	399,090	371,345
TOTAL ASSETS	$2,850,997	$2,987,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$130,715	$140,396
Accrued Expenses	322,834	398,868
Deferred Lease Credits	36,165	39,054
Income Taxes Payable	63,508	112,483
Short-Term Portion of Borrowings	15,000	—
TOTAL CURRENT LIABILITIES	568,222	690,801
LONG-TERM LIABILITIES:
Deferred Lease Credits	140,799	168,397
Long-Term Portion of Borrowings	120,000	—
Leasehold Financing Obligations	60,726	63,942
Other Liabilities	231,757	245,993
TOTAL LONG-TERM LIABILITIES	553,282	478,332
STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of February 1, 2014 and February 2, 2013	1,033	1,033
Paid-In Capital	433,620	403,271
Retained Earnings	2,556,270	2,567,261
Accumulated Other Comprehensive (Loss), net of tax	(20,917)	(13,288)
Treasury Stock, at Average Cost — 26,898 and 24,855 shares at February 1, 2014 and February 2, 2013, respectively	(1,240,513)	(1,140,009)
TOTAL STOCKHOLDERS’ EQUITY	1,729,493	1,818,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,850,997	$2,987,401
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares Outstanding	Par Value				Shares	At Average Cost
Balance, January 29, 2011	87,246	$1,033	$349,258	$2,325,084	$(6,677)	16,054	$(725,308)	$1,943,390
Net Income	—	—	—	143,934	—	—	—	143,934
Purchase of Common Stock	(3,546)	—	—	—	—	3,546	(196,605)	(196,605)
Dividends ($0.70 per share)	—	—	—	(60,956)	—	—	—	(60,956)
Share-Based Compensation Issuances and Exercises	1,938	—	(34,153)	(18,448)	—	(1,938)	87,139	34,538
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	2,973	—	—	—	—	2,973
Share-Based Compensation Expense	—	—	51,093	—	—	—	—	51,093
Losses on Marketable Securities reclassed to the Income Statement	—	—	—	—	9,409	—		9,409
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	12,217	—		12,217
Foreign Currency Translation Adjustments	—	—	—	—	(8,658)	—		(8,658)
Balance, January 28, 2012	85,638	$1,033	$369,171	$2,389,614	$6,291	17,662	$(834,774)	$1,931,335
Net Income	—	—	—	237,011	—	—	—	237,011
Purchase of Common Stock	(7,548)	—	—	—	—	7,548	(321,665)	(321,665)
Dividends ($0.70 per share)	—	—	—	(57,634)	—	—	—	(57,634)
Share-Based Compensation Issuances and Exercises	355	—	(18,356)	(1,730)	—	(355)	16,430	(3,656)
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	(466)	—	—	—	—	(466)
Share-Based Compensation Expense	—	—	52,922	—	—	—	—	52,922
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(19,152)	—		(19,152)
Foreign Currency Translation Adjustments	—	—	—	—	(427)	—		(427)
Balance, February 2, 2013	78,445	$1,033	$403,271	$2,567,261	$(13,288)	24,855	$(1,140,009)	$1,818,268
Net Income	—	—	—	54,628	—	—	—	54,628
Purchase of Common Stock	(2,383)	—	—	—	—	2,383	(115,806)	(115,806)
Dividends ($0.80 per share)	—	—	—	(61,923)	—	—	—	(61,923)
Share-Based Compensation Issuances and Exercises	340	—	(19,363)	(3,696)	—	(340)	15,302	(7,757)
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	(3,804)	—	—	—	—	(3,804)
Share-Based Compensation Expense	—	—	53,516	—	—	—	—	53,516
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	5,054	—		5,054
Foreign Currency Translation Adjustments	—	—	—	—	(12,683)	—		(12,683)
Balance, February 1, 2014	76,402	$1,033	$433,620	$2,556,270	$(20,917)	26,898	$(1,240,513)	$1,729,493
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	2013	2012	2011

OPERATING ACTIVITIES:
Net Income	$54,628	$237,011	$143,934
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	235,240	224,245	232,956
Non-Cash Charge for Asset Impairment	84,655	7,407	68,022
Loss on Disposal / Write-off of Assets	16,909	11,866	22,460
Lessor Construction Allowances	20,523	22,522	41,509
Amortization of Deferred Lease Credits	(45,895)	(45,942)	(48,258)
Deferred Taxes	(41,263)	(21,543)	(31,252)
Share-Based Compensation	53,516	52,922	51,093
Auction Rate Securities (Gain) Loss	—	(2,454)	13,442
Changes in Assets and Liabilities:
Inventories	(103,304)	253,650	(216,133)
Accounts Payable and Accrued Expenses	(73,749)	(34,692)	130,180
Income Taxes	(55,456)	35,964	2,906
Other Assets	44,138	(34,318)	(78,021)
Other Liabilities	(14,449)	(22,467)	32,381
NET CASH PROVIDED BY OPERATING ACTIVITIES	175,493	684,171	365,219
INVESTING ACTIVITIES:
Capital Expenditures	(163,924)	(339,862)	(318,598)
Proceeds from Sales of Marketable Securities	—	101,963	2,650
Other Investing	(9,937)	(9,339)	(24,741)
NET CASH USED FOR INVESTING ACTIVITIES	(173,861)	(247,238)	(340,689)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	213	2,676	46,530
Excess Tax Benefit from Share-Based Compensation	2,480	1,198	4,821
Proceeds from Borrowings	150,000	135,000	—
Repayment of Borrowings	(15,000)	(135,000)	(45,002)
Purchase of Common Stock	(115,806)	(321,665)	(196,605)
Dividends Paid	(61,923)	(57,634)	(60,956)
Change in Outstanding Checks and Other	(795)	(4,646)	(14,117)
NET CASH USED FOR FINANCING ACTIVITIES	(40,831)	(380,071)	(265,329)
EFFECT OF EXCHANGE RATES ON CASH	(4,190)	3,148	(2,059)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	(43,389)	60,010	(242,858)
Cash and Equivalents, Beginning of Period	643,505	583,495	826,353
CASH AND EQUIVALENTS, END OF PERIOD	$600,116	$643,505	$583,495
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$10,820	$(12,919)	$23,040
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
The fifty-two week period ended February 1, 2014 included a reduction of pre-tax expense of $2.6 million and $0.9 million in unrelated tax expense for the correction of errors related to prior periods. The effect of these corrections decreased net income by $0.1 million for the 52-week period ended February 1, 2014. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.
FISCAL YEAR
The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year as was the case for Fiscal 2012. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2013” represent the 52-week fiscal year ended February 1, 2014; to “Fiscal 2012” represent the 53-week fiscal year ended February 2, 2013; and to “Fiscal 2011” represent the 52-week fiscal year ended January 28, 2012. In addition, all references herein to “Fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015.
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
The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe, and Asia. Asia includes the Middle East and Australia. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both U.S. and international.
Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its segments. For the U.S. Stores and International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis plus sell-off of excess merchandise to authorized third-party resellers. Four-wall operating income includes: net sales, cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and indirect taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business: net sales, shipping and handling revenue, call center costs, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, International Stores and Direct-to-Consumer reportable segments exclude marketing, general and administrative expense, store management and support functions such as regional and district management and other functions not dedicated to an individual store, as well as distribution center costs. All costs excluded from the three reportable segments are included in Other.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable segment assets include those used directly in or resulting from the operations of each reportable segment. Total assets for the U.S. Stores and International Stores reportable segments primarily consist of store cash, credit card receivables, prepaid rent, store packaging and supplies, lease deposits, merchandise inventory, leasehold acquisition costs, restricted cash and the net book value of store long-lived assets. Total assets for the International Stores reportable segment also include VAT receivables. Total assets for the Direct-to-Consumer reportable segment primarily consist of credit card receivables, merchandise inventory, and the net book value of long-lived assets. Total assets for Other include cash, investments, distribution center inventory, the net book value of home office and distribution center long-lived assets, foreign currency hedge assets and tax-related assets. Reportable segment capital expenditures are direct purchases of property and equipment for that segment.
The following table provides the Company’s segment information as of, and for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
February 1, 2014
Net Sales	$2,161,183	$1,178,798	$776,916	$4,116,897	—	$4,116,897
Depreciation and Amortization	75,297	92,474	7,850	175,621	59,619	235,240
Operating Income(2)	194,582	249,331	294,951	738,864	(658,041)	80,823
Total Assets	414,463	805,257	122,381	1,342,101	1,508,896	2,850,997
Capital Expenditures	18,599	82,805	15,633	117,037	46,887	163,924
February 2, 2013
Net Sales	2,615,138	1,195,016	700,651	4,510,805	—	4,510,805
Depreciation and Amortization	94,367	67,972	5,198	167,537	56,708	224,245
Operating Income(3)	432,040	350,871	269,479	1,052,390	(678,157)	374,233
Total Assets	587,334	840,317	63,063	1,490,714	1,496,687	2,987,401
Capital Expenditures	3,016	218,933	22,567	244,516	95,346	339,862
January 28, 2012
Net Sales	2,710,842	894,616	552,600	4,158,058	—	4,158,058
Depreciation and Amortization	125,827	35,844	2,876	164,547	68,409	232,956
Operating Income(4)	362,760	282,462	224,759	869,981	(648,597)	221,384
Total Assets	755,330	661,680	90,922	1,507,932	1,609,100	3,117,032
Capital Expenditures	1,105	229,959	8,367	239,431	79,167	318,598

(1)
Includes corporate functions such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead. Operating Income includes: marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; as well as distribution center costs.

(2)
Includes charges for store-related asset impairment, charges related to restructuring plans for the Gilly Hicks brand and charges related to the Company's profit improvement initiative of $94.9 million for U.S. Stores, $33.3 million for International Stores and $13.8 million for Other.

(3)	Includes charges for asset impairments of $7.4 million for U.S. Stores.

(4)	Includes charges for asset impairments, write-down of store-related long-lived assets and store closure charges of $52.1 million for U.S. Stores and $15.9 million for International Stores.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.
Brand Information
Financial information relating to the Company’s operations by brand is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands):
Abercrombie & Fitch	$1,547,216	$1,704,190	$1,665,135
abercrombie	346,739	382,509	397,904
Hollister	2,127,816	2,314,462	2,022,002
Gilly Hicks	95,126	109,644	73,017
	$4,116,897	$4,510,805	$4,158,058
Geographic Information
Financial information relating to the Company’s operations by geographic area is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands):
United States	$2,659,089	$3,087,205	$3,108,380
Europe	1,116,781	1,137,664	822,473
Other International	341,027	285,936	227,205
Total	$4,116,897	$4,510,805	$4,158,058

Long-Lived Assets:

	February 1, 2014	February 2, 2013
	(in thousands):
United States	$606,758	$742,926
Europe	438,931	496,960
Other International	191,312	177,780
Total	$1,237,001	$1,417,666
Long-lived assets included in the table above include primarily property and equipment (net), store supplies and lease deposits.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
CASH AND EQUIVALENTS
See Note 5, “CASH AND EQUIVALENTS.”
RABBI TRUST ASSETS
See Note 6, “RABBI TRUST ASSETS.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECEIVABLES
Receivables primarily include credit card receivables, construction allowances, value added tax (“VAT”) receivables and other tax credits or refunds.
As part of the normal course of business, the Company has approximately three to four days of sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods that will be recovered as those goods are sold.
INVENTORIES
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income. This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market reserve for inventory as of February 1, 2014, February 2, 2013 and January 28, 2012 was $22.1 million, $9.9 million and $13.0 million, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $13.6 million, $11.8 million and $10.3 million at February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
Ending inventory balances were $530.2 million, $427.0 million and $679.9 million at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. These balances included inventory in transit balances of $76.4 million, $34.8 million and $103.1 million at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Inventory in transit is considered to be merchandise owned by Abercrombie & Fitch that has not yet been received at an Abercrombie & Fitch distribution center.
OTHER CURRENT ASSETS
Other current assets include prepaid rent, current store supplies, derivative contracts and other prepaids.
PROPERTY AND EQUIPMENT
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives which are principally: 30 years for buildings; from three to 15 years for leasehold improvements and furniture and fixtures; from three to seven years for information technology; and from three to 20 years for other property and equipment; or the applicable lease term, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend the service lives of the related assets are capitalized.
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
INCOME TAXES
Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to their applicability to the Company’s operations. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Currently, there is an insignificant valuation allowance provided for foreign net operating losses.
The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, tax-exempt income, and the settlement of tax audits.
See Note 14, “INCOME TAXES,” for a discussion regarding the Company’s policies for uncertain tax positions.
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
The majority of the Company’s international operations use local currencies as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income (Loss). Foreign currency transactions resulted in a gain of $2.9 million, $3.3 million and $1.3 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
DERIVATIVES
See Note 17, “DERIVATIVES.”
CONTINGENCIES
In the normal course of business, the Company must make estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimation process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments may be required. See Note 21, “CONTINGENCIES,” for further discussion.
STOCKHOLDERS’ EQUITY
At February 1, 2014 and February 2, 2013, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 76.4 million and 78.4 million shares were outstanding at February 1, 2014 and February 2, 2013, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, none of which were outstanding at February 1, 2014 and February 2, 2013.
Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REVENUE RECOGNITION
The Company recognizes store sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise, which is based on shipping terms and historical delivery transit times. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue and the related direct shipping and handling costs are classified as Stores and Distribution Expense. Associate discounts are classified as a reduction of net sales. The Company reserves for sales returns through estimates based on historical experience. The sales return reserve was $8.0 million, $9.3 million and $7.0 million at February 1, 2014, February 2, 2013 and January 28, 2012, respectively.
The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer (recognized as net sales) or when the Company determines that the likelihood of redemption is remote, referred to as “gift card breakage” (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. At February 1, 2014 and February 2, 2013, the gift card liabilities on the Company’s Consolidated Balance Sheets were $42.5 million and $47.7 million, respectively.
The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized other operating income for gift card breakage of $8.8 million, $6.9 million and $7.2 million, respectively.
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
Shipping and handling costs, including costs incurred to store, move and prepare products for shipment, and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $93.4 million, $78.6 million and $53.6 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Handling costs, including costs incurred to store, move and prepare the products for shipment to the stores were $53.9 million, $59.4 million and $62.8 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive Income. Costs incurred to physically move the product to the stores is recorded in Cost of Goods Sold in our Consolidated Statements of Operations and Comprehensive Income.
MARKETING, GENERAL & ADMINISTRATIVE EXPENSE
Marketing, general and administrative expense includes: photography and social media; store marketing; home office compensation, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation; recruiting; samples and travel expenses.
RESTRUCTURING CHARGES
Restructuring charges consist of exit costs and other costs associated with the reorganization of the Company's operations, including employee termination costs, lease contract termination costs, impairment of assets, and any other qualifying exit costs. Costs associated with exit or disposal activities are recorded when the liability is incurred or when such costs are deemed probable and estimable and represent the Company's best estimates.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER OPERATING EXPENSE (INCOME), NET
Other operating expense (income) consists primarily of the following: income related to gift card balances whose likelihood of redemption has been determined to be remote; gains and losses on foreign currency transactions; business interruption insurance recoveries; and the Fiscal 2012 and Fiscal 2011 net impact of the change in valuation related to other-than-temporary impairments associated with auction rate securities ("ARS").
WEBSITE AND ADVERTISING COSTS
Advertising costs are comprised of in-store photography, email distribution and other e-commerce direct advertising, and other media advertising. The production of in-store photography and signage are expensed when the marketing campaign commences as a component of Marketing, General and Administrative Expense on the Consolidated Statements of Operations and Comprehensive Income. Website and other advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income. All other advertising costs are expensed as incurred as a component of Marketing, General and Administrative Expense on the Consolidated Statements of Operations and Comprehensive Income. The Company recognized $44.4 million, $36.2 million and $28.3 million in advertising expense in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
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
NET INCOME PER SHARE
Net income per basic share is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Net income per diluted share includes the weighted-average effect of dilutive stock options, stock appreciation rights, restricted stock units and performance share awards.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	2013	2012	2011
Shares of Common Stock issued	103,300	103,300	103,300
Treasury shares	(26,143)	(21,360)	(16,452)
Weighted-Average — basic shares	77,157	81,940	86,848
Dilutive effect of stock options, stock appreciation rights, restricted stock units and performance share awards	1,509	1,235	2,689
Weighted-Average — diluted shares	78,666	83,175	89,537
Anti-Dilutive shares (1)	4,630	5,228	2,452

(1)
Reflects the number of shares subject to outstanding stock options, stock appreciation rights, restricted stock units and performance share awards but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

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
Financial Statement Impact
The Company recognized share-based compensation expense of $53.5 million, $52.9 million and $51.1 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The Company also recognized $20.3 million, $20.1 million and $19.2 million in tax benefits related to share-based compensation for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of estimated forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the performance period of the awards' requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered a “windfall tax benefit” and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid in capital, to the extent of the pool of “windfall tax benefits,” with any remainder recognized as tax expense. The Company’s pool of “windfall tax benefits” as of February 1, 2014, is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.
The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures was $2.3 million, $1.3 million and $1.6 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
A&F issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 1, 2014, A&F had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.
In the event, at each reporting date during which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (the “2007 LTIP”) and the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan (the “2005

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Plans
As of February 1, 2014, A&F had two primary share-based compensation plans: the 2005 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the A&F Board of Directors, and the 2007 LTIP, under which A&F grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. A&F also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the A&F Board of Directors in prior years.
The 2007 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 2.0 million of underlying shares of A&F’s Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits A&F to annually grant awards covering up to 250,000 of underlying shares of A&F’s Common Stock for each award type to any associate of the Company (other than the Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of A&F is eligible to receive awards under the 2005 LTIP. Under both plans, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are primarily earned and vest over the performance period. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of A&F. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.
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
Stock Options
The Company did not grant any stock options during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

Below is a summary of stock option activity for Fiscal 2013:

Stock Options	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	569,400	$65.40
Granted	—	—
Exercised	(7,500)	28.24
Forfeited or expired	(29,500)	75.40
Outstanding at February 1, 2014	532,400	$65.37	$942,970	3.3
Stock options exercisable at February 1, 2014	532,400	$65.37	$942,970	3.3

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock options which were exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was insignificant, $2.0 million and $48.5 million, respectively.
The grant date fair value of stock options that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was insignificant, $1.3 million and $2.4 million, respectively.
As of February 1, 2014, all compensation cost related to currently outstanding stock options has been fully recognized.
Stock Appreciation Rights
The weighted-average estimated fair value of stock appreciation rights granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011, and the weighted-average assumptions used in calculating such fair value, on the date of grant, were as follows:

	Fiscal Year
	Chief Executive Officer			Other Executive Officers			All Other Associates
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Grant date market price	—	$—	$56.86	$46.57	$52.89	$54.87	$43.86	$51.31	$55.12
Exercise price	—	$—	$56.86	$46.57	$52.89	$54.87	$43.86	$51.31	$55.12
Fair value	—	$—	$22.99	$20.34	$23.53	$22.29	$16.17	$21.90	$21.98
Assumptions:
Price volatility	—	—%	53%	61%	56%	53%	53%	61%	55%
Expected term (years)	—	—	4.6	4.7	5.0	4.7	4.1	4.1	4.1
Risk-free interest rate	—	—%	1.8%	0.7%	1.3%	2.0%	0.7%	0.9%	1.7%
Dividend yield	—	—%	1.5%	1.8%	1.1%	1.6%	1.8%	1.2%	1.6%
Below is a summary of stock appreciation rights activity for Fiscal 2013:

Stock Appreciation Rights	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 2, 2013	9,246,859	$40.17
Granted:
Chief Executive Officer	—	—
Other Executive Officers	189,700	46.57
All Other Associates	120,500	43.86
Exercised	(510,875)	31.99
Forfeited or expired	(63,225)	49.66
Outstanding at February 1, 2014	8,982,959	$40.76	$28,670,219	3.5
Stock appreciation rights exercisable at February 1, 2014	8,136,184	$39.90	$28,627,582	3.0
Stock appreciation rights expected to become exercisable in the future as of February 1, 2014	803,597	$49.14	$30,443	8.0
The total intrinsic value of stock appreciation rights exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $8.5 million, $0.9 million and $11.0 million, respectively.
The grant date fair value of stock appreciation rights that vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $83.7 million, $24.1 million and $11.3 million, respectively.
As of February 1, 2014, there was $9.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of fourteen months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
Below is a summary of restricted stock unit activity for Fiscal 2013:

Restricted Stock Units	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 2, 2013	1,198,680	$46.88
Granted (1)	806,750	42.18
Vested	(369,403)	40.74
Forfeited	(209,448)	46.27
Unvested at February 1, 2014	1,426,579	$46.00

(1)
Number of shares granted includes shares related to the grant of performance share awards ("PSAs") in Fiscal 2013. This reflects the target amount granted; however, the number of PSAs that ultimately are earned would vary from 0% - 200% of target depending on the achievement of performance criteria. The number also includes 15,000 of additional shares earned above the Fiscal 2012 target due to the achievement above target.

The total fair value of restricted stock units granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $34.0 million, $30.1 million and $31.2 million, respectively.
The total grant date fair value of restricted stock units and restricted shares which vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $15.1 million, $19.5 million and $24.3 million, respectively.
As of February 1, 2014, there was $32.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of fifteen months.

5.    CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	February 1, 2014	February 2, 2013
Cash and equivalents:
Cash	$452,116	$398,508
Cash equivalents	148,000	244,997
Total cash and equivalents	$600,116	$643,505
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $26.7 million on February 1, 2014 and $31.1 million on February 2, 2013. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    RABBI TRUST ASSETS
Investments consisted of (in thousands):

	February 1, 2014	February 2, 2013
Rabbi Trust assets:
Money market funds	24	22
Trust-owned life insurance policies (at cash surrender value)	90,198	87,575
Total Rabbi Trust assets	90,222	87,597

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $2.6 million, $2.4 million and $2.5 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, recorded as part of Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income.

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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of February 1, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
ASSETS:
Money market funds(1)	$148,024	$—	$—	$148,024
Derivative financial instruments	—	969	—	969
Total assets measured at fair value	$148,024	$969	$—	$148,993
LIABILITIES:
Derivative financial instruments	—	2,555	—	2,555
Total liabilities measured at fair value	$—	$2,555	$—	$2,555

(1)	Includes $148.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were insignificant.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets and Liabilities at Fair Value as of February 2, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
ASSETS:
Money market funds(1)	$245,019	$—	$—	$245,019
Derivative financial instruments	—	2,493	—	2,493
Total assets measured at fair value	$245,019	$2,493	$—	$247,512
LIABILITIES:
Derivative financial instruments	—	9,987	—	9,987
Total liabilities measured at fair value	$—	$9,987	$—	$9,987

(1)	Includes $245.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were insignificant.
The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Term Loan Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Term Loan Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Term Loan Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Term Loan Agreement as of February 1, 2014 was approximately $135.0 million. The fair value of borrowings outstanding under the Term Loan Agreement as of February 1, 2014 was approximately $135.0 million. There were no borrowings outstanding under the Amended and Restated Credit Agreement or the Term Loan Agreement at February 2, 2013. See Note 15, “BORROWINGS,” for further discussion on the Amended and Restated Credit Agreement and the Term Loan Agreement.

8.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of (in thousands):

	February 1, 2014	February 2, 2013
Land	$37,453	$36,890
Buildings	296,382	297,243
Furniture, fixtures and equipment	689,815	707,061
Information technology	369,257	289,656
Leasehold improvements	1,414,939	1,449,568
Construction in progress	33,791	90,573
Other	44,075	44,081
Total	$2,885,712	$2,915,072
Less: Accumulated depreciation and amortization	(1,754,371)	(1,606,840)
Property and equipment, net	$1,131,341	$1,308,232
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Fiscal 2013, the Company incurred non-cash asset impairment charges of $46.7 million, as a result of the impact of sales trends on the profitability of a number of stores identified in the third quarter of Fiscal 2013 as well as the fiscal year-end review of store-related long-lived assets. The non-cash asset impairment charges included in Asset Impairment on the Consolidated Statement of Operations and Comprehensive Income, primarily related to 23 Abercrombie & Fitch stores, four abercrombie kids stores and 70 Hollister stores. In addition, the Company incurred $37.9 million related to the Gilly Hicks restructuring.
In Fiscal 2012, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred non-cash store-related asset impairment charges of $7.4 million included in Asset Impairment on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2012. The asset impairment charge was primarily related to one Abercrombie & Fitch stores, three abercrombie kids stores, 12 Hollister stores, and one Gilly Hicks store.
In Fiscal 2011, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred non-cash store-related asset impairment charges of $68.0 million, included in Asset Impairment on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2011. The asset impairment charge was related to 14 Abercrombie & Fitch stores, 21 abercrombie kids stores, 42 Hollister stores, and two Gilly Hicks stores.
Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the individual store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience was used to determine the fair value by asset type. Included in property and equipment, net, are store-related assets previously impaired and measured at a fair value of $14.2 million and $10.2 million, net of accumulated depreciation, as of February 1, 2014 and February 2, 2013, respectively.
The following table presents quantitative information related to the unobservable inputs used in the Company's level 3 fair value measurements for the impairment loss incurred in Fiscal 2013.

UNOBSERVABLE INPUT	VALUE
Weighted average cost of capital (1)	11%
Annual revenue growth rates (2)	2%

(1)	The Company utilized the year-end weighted average cost of capital in the discounted cash flow model.

(2)	The Company utilized an annual revenue growth rate in the discounted and undiscounted cash flow model.

See Note 19, "GILLY HICKS RESTRUCTURING," for information on impairment charges incurred in relation to the decision to close the stand-alone Gilly Hicks stores in the third quarter of Fiscal 2013.
In certain lease arrangements, the Company is involved with the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $52.3 million and $55.2 million of construction project assets in Property and Equipment, Net at February 1, 2014 and February 2, 2013, respectively.

9.    OTHER ASSETS
Other assets consisted of (in thousands):

	2013	2012
Non-current deferred tax assets	$97,587	$50,387
Rabbi Trust	90,222	87,597
Long-term deposits	68,886	71,486
Long-term supplies	36,008	42,404
Intellectual property	30,987	30,811
Restricted cash	26,686	31,137
Prepaid income tax on intercompany items	12,421	19,217
Other	36,293	38,306
Other assets	$399,090	$371,345
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
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized as a reduction of rent expense over the respective lives of the related leases, consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Deferred lease credits	$543,040	$550,527
Amortized deferred lease credits	(366,076)	(343,076)
Total deferred lease credits, net	$176,964	$207,451

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of rent expense follows (in thousands):

	2013	2012	2011
Store rent:
Fixed minimum	$464,937	$414,061	$388,004
Contingent	8,624	16,828	16,942
Deferred lease credits amortization	(45,899)	(45,926)	(48,219)
Total store rent expense	427,662	384,963	356,727
Buildings, equipment and other	4,987	6,259	4,719
Total rent expense	$432,649	$391,222	$361,446
At February 1, 2014, the Company was committed to non-cancelable leases with remaining terms of one to 17 years. Excluded from the obligations below are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations below, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. A summary of operating lease commitments, including $60.7 million of leasehold financing obligations and related interest as discussed in Note 16, "LEASEHOLD FINANCING OBLIGATIONS," under non-cancelable leases follows (in thousands):

Fiscal 2014	$419,798
Fiscal 2015	$373,534
Fiscal 2016	$339,786
Fiscal 2017	$264,714
Fiscal 2018	$201,308
Thereafter	$774,031

12.	ACCRUED EXPENSES
Accrued expenses consisted of (in thousands):

	2013	2012
Accrued rent	$59,997	$36,861
Accrued payroll and related costs	49,878	74,747
Accrued taxes	44,100	56,219
Gift card liability	42,512	47,683
Construction in progress	23,634	34,732
Other	102,713	148,626
Accrued expenses	$322,834	$398,868
Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store and home office operations.

13.	OTHER LIABILITIES
Other liabilities consisted of (in thousands):

	2013	2012
Accrued straight-line rent	$114,001	$119,057
Deferred compensation	87,385	93,211
Uncertain tax positions, including interest and penalties	5,777	16,047
Other	24,594	17,678
Other liabilities	$231,757	$245,993

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	INCOME TAXES
Income from continuing operations before taxes was comprised of (in thousands):

	2013	2012	2011
Domestic	$37,325	$302,589	$192,312
Foreign	35,952	64,356	25,495
Total	$73,277	$366,945	$217,807
Domestic income from continuing operations above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties, including those related to international direct-to-consumer operations, and interest. The provision for tax expense from continuing operations consisted of (in thousands):

	2013	2012	2011
Current:
Federal	$52,579	$111,761	$100,495
State	(4,988)	15,323	11,085
Foreign	17,851	17,984	13,262
	$65,442	$145,068	$124,842
Deferred:
Federal	$(36,732)	$(10,456)	$(32,776)
State	(4,606)	458	(8,662)
Foreign	(5,455)	(5,136)	(8,735)
	$(46,793)	$(15,134)	$(50,173)
Total provision	$18,649	$129,934	$74,669
Reconciliation between the statutory federal income tax rate and the effective tax rate for continuing operations is as follows:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	(10.2)	2.7	3.9
Tax effect of foreign earnings	2.1	(1.8)	(3.0)
Other items, net	(1.4)	(0.5)	(1.6)
Total	25.5%	35.4%	34.3%
Income taxes paid directly to taxing authorities net of refunds received were $116.3 million, $122.5 million, and $120.0 million in Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. These amounts include payments and refunds for income and withholding taxes incurred related to the current year and all prior years.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation	$91,585	$83,529
Accrued expenses and reserves	22,403	18,971
Rent	49,170	39,061
Net operating losses (NOL) and credit carryforwards	12,611	12,107
Reserves	—	6,698
Realized and unrealized investment losses	—	592
Other	307	—
Valuation allowance	(202)	(158)
Total deferred tax assets	$175,874	$160,800
Deferred tax liabilities:
Property, equipment and intangibles	(36,266)	(57,875)
Inventory	(8,487)	(13,156)
Store supplies	(7,798)	(9,990)
Prepaid expenses	(2,116)	—
Other	(3,754)	(2,140)
Total deferred tax liabilities	$(58,421)	$(83,161)
Net deferred income tax assets	$117,453	$77,639
Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax asset of $0.3 million and a deferred tax liability of $0.8 million for Fiscal 2013 and Fiscal 2012, respectively. These deferred taxes are not reflected in the table above.
As of February 1, 2014, the Company had deferred tax assets related to foreign and state net operating losses of $11.5 million and $0.2 million, respectively that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign net operating loss carryovers will begin to expire in the year 2016 and a portion of state net operating losses will begin to expire in the year 2021. Some foreign net operating losses have an indefinite carryforward period.
As of February 1, 2014 the Company had deferred tax assets related to state credit carryovers of $0.9 million that could be utilized to reduce future years’ tax liabilities. If not utilized, the credit carryforwards will expire in 2023. The utilization of credit carryforwards may be limited in a given year.
The Company believes it is more likely than not that net operating losses and credit carryovers would reduce future years’ tax liabilities in various states and certain foreign jurisdictions less any associated valuation allowance. All foreign net operating loss valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income. No other valuation allowances have been provided for deferred tax assets because the Company believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

	2013	2012	2011
	(in thousands)
Uncertain tax positions, beginning of the year	$11,116	$13,404	$14,827
Gross addition for tax positions of the current year	449	1,084	1,183
Gross addition for tax positions of prior years	30	227	1,602
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(2,880)	(2,053)	(2,448)
Settlements during the period	(3,936)	(1,480)	(1,631)
Changes in judgment	(597)	(66)	(129)
Uncertain tax positions, end of year	$4,182	$11,116	$13,404
The amount of the above uncertain tax positions at February 1, 2014, February 2, 2013 and January 28, 2012 which would impact the Company’s effective tax rate, if recognized, was $4.2 million, $11.1 million and $13.4 million, respectively.
The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. During Fiscal 2013, the Company recognized a $1.3 million benefit related to net interest and penalties compared to a $0.9 million benefit recognized during Fiscal 2012. Interest and penalties of $1.6 million had been accrued at the end of Fiscal 2013, compared to $4.9 million accrued at the end of Fiscal 2012.
The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2013 as part of the IRS’s Compliance Assurance Process program. The IRS examinations for Fiscal 2012 has been completed and no changes are anticipated. The IRS examinations for Fiscal 2011 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of which is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease in the range of $2 million to $3 million due to settlements of audits and expirations of statutes of limitations.
The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
As of February 1, 2014, U.S. taxes have not been provided on approximately $109.5 million of unremitted earnings of subsidiaries operating outside of the United States. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to Abercrombie & Fitch or a U.S. affiliate, or if Abercrombie & Fitch were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

15.	BORROWINGS
On July 28, 2011, the Company entered into an unsecured Amended and Restated Credit Agreement, as amended by Amendment No. 1, made as of February 24, 2012, Amendment No. 2, made as of January 23, 2013, and Amendment No. 3, made as of November 4, 2013 (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. As stated in the Amended and Restated Credit Agreement, the primary purposes of the agreement are for trade and stand-by letters of credit in the ordinary course of business, as well as to fund working capital, capital expenditures, acquisitions and investments, and other general corporate purposes, including repurchases of A&F's Common Stock.
The Amended and Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the applicable Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) PNC Bank, National Association’s then publicly announced prime rate, (b) the Federal Funds Open Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1/2 of 1.0% or (c) the Daily Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1.0%.
The facility fees payable under the Amended and Restated Credit Agreement are based on the Company’s Leverage Ratio (i.e., the ratio, on a consolidated basis, of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) consolidated earnings, as adjusted, before interest, taxes, depreciation, amortization and rent (“Consolidated EBITDAR”) for the trailing four-consecutive-fiscal-quarter periods. The facility fees accrue at a rate of 0.125% to 0.30% per annum based on the Leverage Ratio for the most recent determination date. The Amended and Restated Credit Agreement requires that the Leverage Ratio not be greater than 3.75 to 1.00 at the end of each testing period. Prior to Amendment No. 3, the Amended and Restated Credit Agreement also required that the “Coverage Ratio” for A&F and its subsidiaries on a consolidated basis of (i) Consolidated EBITDAR for the trailing four-consecutive-fiscal-quarter period to (ii) the sum of, without duplication, (x) net interest expense for such period, (y) scheduled payments of long-term debt due within twelve months of the date of determination and (z) the sum of minimum rent and contingent store rent, not be less than 1.75 to 1.00. Effective November 4, 2013, the "Coverage Ratio" requirement was amended as discussed more fully below.
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at February 1, 2014 and February 2, 2013. Stand-by letters of credit outstanding, under the Amended and Restated Credit Agreement, on February 1, 2014 and February 2, 2013 were insignificant.
As of February 1, 2014 and February 2, 2013, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement.
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
On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60 million of non-recurring cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" was reduced initially for the testing period ending February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, by the testing period ending October 31, 2015 and thereafter.
The Company was in compliance with the applicable ratio requirements under both agreements at February 1, 2014.
As of February 1, 2014, the Company had $135.0 million in borrowings outstanding under the Term Loan Agreement. The Company had no borrowings under the Term Loan Agreement as of February 2, 2013. The weighted average interest rate for Fiscal 2013 was 1.85%.
Total interest expense and fees associated with borrowing agreements were $4.6 million, $3.8 million and $2.5 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    LEASEHOLD FINANCING OBLIGATIONS
As of February 1, 2014 and February 2, 2013, the Company had $60.7 million and $63.9 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, that portion of the rental payments under the lease is recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $6.6 million, $6.8 million and $5.3 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

17.	DERIVATIVES
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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company accounts receivable. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of February 1, 2014, the length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was nine months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of February 1, 2014 will be recognized in costs of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2014, the Company had the following outstanding foreign exchange forward contracts that were entered to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$80,428
British Pound	$32,368
Canadian Dollar	$10,940

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of February 1, 2014.
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
As of February 1, 2014, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$27,248
Swiss Franc	$13,822

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of February 1, 2014.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013 were as follows:

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	February 1, 2014	February 2, 2013	Balance Sheet Location	February 1, 2014	February 2, 2013
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$691	$1,967	Other Liabilities	$2,503	$9,270
Derivatives Not Designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Current Assets	$278	$526	Other Liabilities	$52	$717
Total	Other Current Assets	$969	$2,493	Other Liabilities	$2,555	$9,987
Refer to Note 7, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for Fiscal 2013 and Fiscal 2012, respectively, on the Consolidated Statements of Operations and Comprehensive Income were as follows:

		Fiscal 2013	Fiscal 2012
		February 1, 2014	February 2, 2013
	Location	Gain/(Loss)	Gain/(Loss)
(in thousands)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Expense (Income), Net	$378	$1,946

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	February 1, 2014	February 2, 2013		February 1, 2014	February 2, 2013		February 1, 2014	February 2, 2013
	(in thousands)
Derivatives in Cash Flow Hedging Relationships
Foreign Exchange Forward Contracts	$6,435	$(4,003)	Cost of Goods Sold	$857	$17,510	Other Operating Expense (Income), Net	$248	$226

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The activity in accumulated other comprehensive income (loss), for the fifty-two weeks ended February 1, 2014 is as follows (in thousands):

	Fiscal 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 2, 2013	(7,220)	(6,068)	(13,288)
Other comprehensive income (loss) before reclassifications	6,435	(12,683)	(6,248)
Reclassified from accumulated other comprehensive income (loss) (1)	(857)	—	(857)
Tax effect on derivative financial instruments	(524)	—	(524)
Net current-period other comprehensive income (loss)	5,054	(12,683)	(7,629)
Ending balance at February 1, 2014	(2,166)	(18,751)	(20,917)

(1)
For the fifty-two weeks ended February 1, 2014, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income.

The tax effect on derivative financial instruments was a $2.4 million benefit and $1.2 million in expense for Fiscal 2012 and Fiscal 2011 within Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes in the Consolidated Statement of Comprehensive Income, respectively. The tax effect on auction rate securities was a $5.5 million expense for Fiscal 2011 within Gains on Marketable Securities, net of taxes in the Consolidated Statement of Comprehensive Income, for Fiscal 2011.

19. GILLY HICKS RESTRUCTURING

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company anticipates the closure will be substantially complete by the end of the first quarter of Fiscal 2014. Store closures in Europe are subject to applicable notice and consultation provisions.

In connection with a strategic review, the Company has decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. This decision reflects a successful pilot of selling a limited assortment of Gilly Hicks branded intimates in Hollister stores.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $90 million, which includes non-cash charges of approximately $60 million. During Fiscal 2013, the Company recognized $81.5 million of charges. The remaining charges, primarily lease-related are expected to be substantially recognized in the first quarter of Fiscal 2014. These estimates are based on a number of significant assumptions and could change materially.

Below is a summary of pre-tax charges incurred to date related to the closure of the Gilly Hicks branded stores (in thousands):

Fifty-Two Weeks Ended February 1, 2014
Lease Terminations and Store Closure Costs	$42,667
Asset Impairment	$37,940
Other	$892
Total Charges (1)	$81,499
(1) For the fifty-two week period ended February 1, 2014, the Company incurred charges related to restructuring plans for the Gilly Hicks brand of $50.5 million for U.S. Stores segment and $31.0 million for International Stores segment.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of February 1, 2014, related to the closure of the Gilly Hicks stores (in thousands):

February 1, 2014
Accrued Liability as of November 2, 2013	$—
Costs Incurred, Excluding Non-Cash Charges	$44,819
Cash Payments	$(2,312)
Accrued Liability as of February 1, 2014	$42,507

20.	RETIREMENT BENEFITS
The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $18.3 million in Fiscal 2013, $21.1 million in Fiscal 2012 and $16.4 million in Fiscal 2011.
Effective February 2, 2003, the Company established a Chief Executive Officer SERP to provide additional retirement income to its CEO. Subject to service requirements, the CEO will receive a monthly benefit which accumulates annually to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation is based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ending before the CEO’s retirement. The Company recorded net income of $4.4 million, and expense of $3.9 million and $1.3 million for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, associated with the SERP.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements and as such adopted the provisions prospectively for the fiscal year ended February 1, 2014.

23.	PREFERRED STOCK PURCHASE RIGHTS
On July 16, 1998, A&F’s Board of Directors declared a dividend of one Series A Participating Cumulative Preferred Stock Purchase Right (the “Rights”) for each outstanding share of Class A Common Stock, par value $0.01 per share (the "Common Stock"), of A&F. The dividend was paid on July 28, 1998 to stockholders of record on that date. Shares of Common Stock issued after July 28, 1998 and prior to May 25, 1999 were issued with one Right attached. A&F’s Board of Directors declared a two-for-one stock split (the “Stock Split”) on the Common Stock, payable on June 15, 1999 to the holders of record at the close of business on May 25, 1999. In connection with the Stock Split, the number of Rights associated with each share of Common Stock outstanding as of the close of business on May 25, 1999, or issued or delivered after May 25, 1999 and prior to the “Distribution Date” (as defined below), was proportionately adjusted from one Right to 0.50 Right. Each share of Common Stock issued after May 25, 1999 was issued with 0.50 Right attached so that all shares of Common Stock outstanding prior to the expiration of the Rights had 0.50 Right attached.
On January 27, 2014, A&F entered into an amendment (Amendment Purchase No. 3) to the Rights Agreement, dated as of July 16, 1998, as amended (the "Rights Agreement") between A&F and American Stock Transfer & Trust Company, LLC, as successor rights agent, whereby the expiration of the outstanding Series A Participating Cumulative Preferred Stock Rights (the "Rights") was accelerated from July 16, 2018 to January 28, 2014 and had the effect of terminating the Rights Agreement as of that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to the holders of A&F's Common Stock pursuant to the Rights Agreement also expired.
Rights holders had no rights as a stockholder of A&F, including no right to vote or to receive dividends.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial results for Fiscal 2013 and Fiscal 2012 follows (in thousands, except per share amounts):

Fiscal Quarter 2013 (6)	First(1)	Second(2)	Third(3)	Fourth(4)
Net sales	$838,769	$945,698	$1,033,293	$1,299,137
Gross profit	$553,166	$604,122	$651,040	$767,107
Net income (loss)	$(7,203)	$11,370	$(15,644)	$66,106
Net income (loss) per diluted share	$(0.09)	$0.14	$(0.20)	$0.85

Fiscal Quarter 2012 (6)	First	Second	Third	Fourth(5)
Net sales	$921,218	$951,407	$1,169,649	$1,468,531
Gross profit	$541,092	$592,451	$752,514	$930,652
Net income (loss)	$(21,305)	$17,051	$84,036	$157,229
Net income (loss) per diluted share	$(0.25)	$0.20	$1.02	$1.95

(1)
The thirteen weeks ended May 4, 2013 included a reduction of pre-tax loss of $2.5 million and an unrelated tax charge of $1.2 million for the correction of errors relating to prior periods. The effect of these corrections decreased net loss by $0.6 million for the thirteen week period ended May 4, 2013.

(2)
The second quarter of Fiscal 2013 included pre-tax charges of $2.6 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.02 related to the charges. The thirteen week period ended August 3, 2013 included a reduction of pre-tax expense of $4.5 million for the correction of errors related to prior periods; the twenty-six week period ended August 3, 2013 included a reduction of pre-tax expense of $5.5 million and an unrelated tax charge of $1.2 million for the correction of errors related to prior periods. The effect of these corrections increased net income by $2.9 million and $2.5 million for the thirteen and twenty-six week periods ended August 3, 2013.

(3)
The third quarter of Fiscal 2013 included pre-tax charges of $43.6 million for asset impairment, $44.7 million related to the restructuring of the Gilly Hicks brand and $7.6 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.72 related to the charges. The thirteen week period ended November 2, 2013 included a reduction of pre-tax expense of $2.1 million and an unrelated tax benefit of $1.9 million for the correction of errors related to prior periods; the thirty-nine week period ended November 2, 2013 included a reduction of pre-tax expense of $6.3 million for the correction of errors related to prior periods. The effect of these corrections increased net income by $3.0 million and $4.7 million for the thirteen and thirty-nine week periods ended November 2, 2013.

(4)
The fourth quarter of Fiscal 2013 included pre-tax charges of $3.1 million for asset impairment, $36.8 million related to the restructuring of the Gilly Hicks brand and $3.7 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.38 related to the charges and $0.11 for a tax true-up related to the restructuring, asset impairment and profit improvement charges primarily incurred in the third quarter of Fiscal 2013, for the true-up of the estimated full year tax rate applied as of the third quarter to the full year Fiscal 2013 tax rate. The thirteen week period ended February 1, 2014 included an increase in pre-tax expense of $6.5 million and an unrelated tax charge of $2.2 million for the correction of errors related to prior periods. The effect of these corrections decreased net income by $6.2 million for the thirteen week period ended February 1, 2014; the fifty-two week period ended February 1, 2014 included a reduction of pre-tax expense of $2.6 million and an unrelated tax expense of $0.9 million.

(5)
The fourth quarter of Fiscal 2012 included impairment charges of $7.4 million and $0.06 per diluted share. Tax expense for the fourteen weeks ended February 2, 2013 included $1.1 million to correct for understated tax expense relating to the fourth quarter of 2011. Additionally, the fourth quarter included certain other corrections related to the first three quarters of 2012 that had an insignificant effect on the fourth quarter.

(6)	The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	SUBSEQUENT EVENT
On February 27, 2014, A&F entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with Goldman, Sachs & Co. (“Goldman”) in order to repurchase shares of A&F's Common Stock from Goldman. A&F entered into the ASR Agreement pursuant to A&F's current stock repurchase authorizations.
Pursuant to the ASR Agreement, on March 4, 2014, A&F paid $150 million to Goldman and, in exchange, received approximately 3.1 million shares of A&F's Common Stock, representing 80% of the repurchase price based on the closing price of A&F's Common Stock on February 27, 2014. The Company increased treasury stock by $120 million and the remaining $30 million was recorded against additional paid in capital until the final share repurchases are settled at the maturity of the ASR Agreement. The number of such additional shares will be determined based on the volume-weighted average price per share of A&F's Common Stock during a valuation period expected to last up to two months, less an agreed discount. The additional shares have not been determined by Goldman or delivered to the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 31, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended February 1, 2014. The Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 1, 2014, the end of the period covered by this Annual Report on Form 10-K.
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
With the participation of the Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 1, 2014 using criteria established in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 1, 2014, A&F’s internal control over financial reporting was effective.
A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 1, 2014 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended February 1, 2014 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014 and from the text under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in PART I of this Annual Report on Form 10-K.
Compliance with Section 16(a) of the Exchange Act
Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.
Code of Business Conduct and Ethics
Information concerning the Abercrombie & Fitch Code of Business Conduct and Ethics is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Code of Business Conduct and Ethics” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.
Audit Committee
Information concerning A&F’s Audit Committee, including the determination that the Audit Committee has at least one audit committee financial expert (as defined under applicable SEC rules) serving on the Audit Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.
Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors
Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014. These procedures have not materially changed from those described in A&F's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 20, 2013.

ITEM 11. EXECUTIVE COMPENSATION.
Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.
Information regarding the number of securities to be issued and remaining available under equity compensation plans as of February 1, 2014 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.
Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence” and "PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board" in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information concerning the pre-approval policies and procedures of A&F’s Audit Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.
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

4.4
Appointment and Acceptance of Successor Rights Agent, effective as of the opening of business on October 8, 2001, between A&F and National City Bank (as successor to First Chicago Trust Company of New York), incorporated herein by reference to Exhibit 4.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 (File No. 001-12107).

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

4.7
Amendment No. 3, dated as of January 27, 2014, to the Rights Agreement, dated as of July 16, 1998, as amended, between A&F and American Stock Transfer & Trust Company, LLC (as successor to National City Bank), as Rights Agent, incorporated herein by reference to Exhibit 4.7 to A&F's Form 8-A/A (Amendment No. 6), dated and filed January 28, 2014 (File No. 001-12107).

4.8
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

4.10
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

4.12
Amendment No. 2 to Amended and Restated Credit Agreement, made as of January 23, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennslyvania, as a Lender; U.S. Bank National Association, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated and filed January 25, 2013 (File No. 001-12107).

4.13
Amendment No. 3 to Amended and Restated Credit Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated and filed November 7, 2013 (File No. 001-12107).

4.14
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

4.15
Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107).

4.16
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

4.17
Amendment No. 2 to Term Loan Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as Syndication Agent and as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennslyvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated and filed November 7, 2013 (File No. 001-12107).

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

*10.4
Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 22, 2008 (File No. 001-12107). [Note: Expired by its terms on February 1, 2014.]

*10.5
Amendment No. 1 to Michael S. Jeffries Employment Agreement, entered into on April 12, 2010, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed April 13, 2010 (File No. 001-12107). [Note: Related Michael S. Jeffries Employment Agreement expired by its terms on February 1, 2014.]

*10.6
Amendment No. 2 to Michael S. Jeffries Employment Agreement, made and entered into on January 28, 2011, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed January 31, 2011 (File No. 001-12107). [Note: Related Michael S. Jeffries Employment Agreement expired by its terms on February 1, 2014.]

*10.7
Amendment No. 3 to Michael S. Jeffries Employment Agreement, made and entered into on May 7, 2012, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed May 9, 2012 (File No. 001-12107). [Note: Related Michael S. Jeffries Employment Agreement expired by its terms on February 1, 2014.]

*10.8
Employment Agreement entered into as of December 9, 2013 by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed December 9, 2013 (File No. 001-12107).

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

*10.24
Summary of Terms of the Annual Restricted Stock Unit Grants to Non-Associate Directors of Abercrombie & Fitch Co., to summarize the terms of the grants to the Board of Directors of A&F under the 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.23 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 001-12107).

*10.25
Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective for the fiscal year ended February 1, 2014, incorporated herein by reference to Exhibit 10.24 to A&F's Annual Report on Form 10-K for the fiscal year ended February 2, 2103 (File No. 001-12107).

*10.26	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective as of February 2, 2014).
*10.27
Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

*10.28
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

*10.30
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

*10.31
Form of Stock Option Agreement used to evidence the grant of non-statutory stock options to associates of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.32
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007 and prior to March 26, 2013, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

*10.33
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to Executive Vice Presidents of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on and after March 4, 2008 and prior to March 26, 2013, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed March 6, 2008 (File No. 001-12107).

*10.34	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

*10.35
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) on and after February 12, 2009 and prior to March 26, 2013, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.36
Form of Stock Appreciation Right Agreement used to evidence the Semi-Annual Grants of stock appreciation rights to Michael S. Jeffries under the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (now known as the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) as contemplated by the Employment Agreement, entered into as of December 19, 2008, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

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

*10.40
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009 and March 26, 2013, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

*10.41
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

*10.42
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.43
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.44
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.45
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.46
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.5 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.47
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.48
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.7 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.49
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.8 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.50
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.9 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.51
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.10 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.52
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.11 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.53
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 26, 2013 and prior to August 20, 2013, incorporated herein by reference to Exhibit 10.12 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

*10.54
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.55
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.56
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.57
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.58
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.59
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.60
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.8 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.61
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107)

*10.62
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.63
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.64
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award is to form all or part of the consideration for the execution by employee of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.65
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.66
Form of Performance Share Award Agreement to be used for grants of awards to participants involved in the profit improvement initiative under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For employees; grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

*10.67
Agreement dated as of July 19, 2013 between Ronald A. Robins, Jr. and Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 (File No. 001-12107).

12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended February 1, 2014.
14.1
Abercrombie & Fitch Code of Business Conduct and Ethics, as amended by the Board of Directors of A&F on August 21, 2007, incorporated herein by reference to Exhibit 14 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

21.1	List of Subsidiaries of A&F
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1	Certifications by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (ii) Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (v) Notes to Consolidated Financial Statements

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

ABERCROMBIE & FITCH CO.

Date: March 31, 2014	By /s/ JONATHAN E. RAMSDEN
Jonathan E. Ramsden,
Executive Vice President, Chief Operating Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014 .

Signature	Title
* Arthur C. Martinez	Chairman and Director
/s/ Michael S. Jeffries Michael S. Jeffries	Chief Executive Officer and Director
* James B. Bachmann	Director
* Lauren J. Brisky	Director
* Terry Burman	Director
* Michael E. Greenlees	Director
* Archie M. Griffin	Director
* Kevin S. Huvane	Director
* John W. Kessler	Director
* Elizabeth M. Lee	Director
* Charles R. Perrin	Director
/s/ Jonathan E. Ramsden Jonathan E. Ramsden	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
* Craig R. Stapleton	Director

*
The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 31, 2014.

By	/s/ Jonathan E. Ramsden
Jonathan E. Ramsden
Attorney-in-fact

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
10.26	Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective as of February 2, 2014).
12.1	Computation of Leverage Ratio and Coverage Ratio for the fiscal year ended February 1, 2014.
21.1	List of Subsidiaries of A&F
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
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
101
The following materials from Abercrombie & Fitch Co.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (ii) Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (v) Notes to Consolidated Financial Statements