Form 10-Q
period 2014-05-03
ABERCROMBIE & FITCH CO /DE/
filed 2014-06-09
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at May 30, 2014
$.01 Par Value	72,779,580 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
NET SALES	$822,428	$838,769
Cost of Goods Sold	310,769	285,603
GROSS PROFIT	511,659	553,166
Stores and Distribution Expense	417,571	449,125
Marketing, General and Administrative Expense	123,581	118,780
Restructuring Charges	5,633	—
Other Operating Income, Net	(3,620)	(818)
OPERATING INCOME (LOSS)	(31,506)	(13,921)
Interest Expense, Net	1,997	1,628
INCOME (LOSS) BEFORE TAXES	(33,503)	(15,549)
Tax Expense (Benefit)	(9,832)	(8,346)
NET INCOME (LOSS)	$(23,671)	$(7,203)
NET INCOME (LOSS) PER SHARE:
BASIC	$(0.32)	$(0.09)
DILUTED	$(0.32)	$(0.09)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	74,483	78,324
DILUTED	74,483	78,324
DIVIDENDS DECLARED PER SHARE	$0.20	$0.20
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$14,866	$(17,260)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	(3,129)	9,495
Other Comprehensive Income (Loss)	$11,737	$(7,765)
COMPREHENSIVE INCOME (LOSS)	$(11,934)	$(14,968)

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	May 3, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$357,122	$600,116
Receivables	69,983	67,965
Inventories	486,026	530,192
Deferred Income Taxes	36,770	21,835
Other Current Assets	103,125	100,458
TOTAL CURRENT ASSETS	1,053,026	1,320,566
PROPERTY AND EQUIPMENT, NET	1,121,777	1,131,341
OTHER ASSETS	391,590	399,090
TOTAL ASSETS	$2,566,393	$2,850,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$122,075	$130,715
Accrued Expenses	282,878	322,834
Deferred Lease Credits	32,787	36,165
Income Taxes Payable	17,362	63,508
Short-Term Portion of Borrowings	15,000	15,000
TOTAL CURRENT LIABILITIES	470,102	568,222
LONG-TERM LIABILITIES:
Deferred Lease Credits	137,570	140,799
Long-Term Portion of Borrowings	116,250	120,000
Leasehold Financing Obligations	61,691	60,726
Other Liabilities	228,180	231,757
TOTAL LONG-TERM LIABILITIES	543,691	553,282
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 3, 2014 and February 1, 2014	1,033	1,033
Paid-In Capital	423,512	433,620
Retained Earnings	2,517,934	2,556,270
Accumulated Other Comprehensive Income (Loss), net of tax	(9,180)	(20,917)
Treasury Stock, at Average Cost: 30,525 and 26,898 shares at May 3, 2014 and February 1, 2014, respectively	(1,380,699)	(1,240,513)
TOTAL STOCKHOLDERS’ EQUITY	1,552,600	1,729,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,566,393	$2,850,997

The accompanying Notes are an integral part of these Consolidated Financial Statements

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
OPERATING ACTIVITIES:
Net Income (Loss)	$(23,671)	$(7,203)
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	58,897	59,459
Loss on Disposal / Write-off of Assets	1,360	1,618
Lessor Construction Allowances	588	5,873
Amortization of Deferred Lease Credits	(12,005)	(10,491)
Deferred Taxes	(17,189)	(12,353)
Share-Based Compensation	5,288	13,247
Changes in Assets and Liabilities:
Inventories	45,461	(32,584)
Accounts Payable and Accrued Expenses	(45,834)	(75,081)
Income Taxes	(47,555)	(80,690)
Other Assets	6,870	(2,149)
Other Liabilities	(12,350)	(3,275)
NET CASH USED FOR OPERATING ACTIVITIES	(40,140)	(143,629)
INVESTING ACTIVITIES:
Capital Expenditures	(37,829)	(42,372)
Other Investing	—	(2,637)
NET CASH USED FOR INVESTING ACTIVITIES	(37,829)	(45,009)
FINANCING ACTIVITIES:
Excess Tax Benefit from Share-Based Compensation	61	1,112
Proceeds from Share-Based Compensation	52	98
Purchase of Treasury Stock	(150,000)	(16,305)
Repayments of Borrowings	(3,750)	(3,750)
Proceeds from Borrowings	—	150,000
Change in Outstanding Checks and Other	(3,386)	(7,193)
Dividends Paid	(14,665)	(15,693)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(171,688)	108,269
EFFECT OF EXCHANGE RATES ON CASH	6,663	(7,235)
NET DECREASE IN CASH AND EQUIVALENTS:	(242,994)	(87,604)
Cash and Equivalents, Beginning of Period	600,116	643,505
CASH AND EQUIVALENTS, END OF PERIOD	$357,122	$555,901
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(3,789)	$(5,758)

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
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015, and to “Fiscal 2013” represent the 52-week fiscal year that ended February 1, 2014.
The Consolidated Financial Statements as of May 3, 2014 and for the thirteen-week periods ended May 3, 2014 and May 4, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2013 filed with the SEC on March 31, 2014. The February 1, 2014 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2014.
The thirteen-week periods ended May 3, 2014 and May 4, 2013 include the correction of certain errors relating to prior years. The amounts recorded out-of-period include an increase in the pre-tax loss of $1.5 million for the thirteen-week period ended May 3, 2014 and a reduction of pre-tax loss of $2.5 million and an unrelated tax charge of $1.2 million for the thirteen-week period ended May 4, 2013. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.
The Consolidated Financial Statements as of May 3, 2014 and for the thirteen-week periods ended May 3, 2014 and May 4, 2013 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.
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

Operating income is the primary measure of profit the Company uses to make decisions regarding the allocation of resources to its segments. For the U.S. Stores and the International Stores reportable segments, operating income is defined as aggregate income directly attributable to individual stores on a four-wall basis plus sell-off of excess merchandise to authorized third-party resellers. Four-wall operating income includes: net sales, cost of merchandise, selling payroll and related costs, rent, utilities, depreciation, repairs and maintenance, supplies and packaging and other store sales-related expenses including credit card and bank fees and indirect taxes. Operating income also reflects pre-opening charges related to stores not yet in operation. For the Direct-to-Consumer reportable segment, operating income is defined as aggregate income attributable to the direct-to-consumer business: net sales, shipping and handling revenue, call center costs, fulfillment and shipping expense, charge card fees and direct-to-consumer operations management and support expenses. The U.S. Stores, the International Stores and the Direct-to-Consumer segments exclude marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store, as well as distribution center costs. All costs excluded from the three reportable segments are included in Other.
The following table provides the Company’s segment information for the thirteen-week periods ended May 3, 2014 and May 4, 2013.

	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
	(in thousands):
Thirteen Weeks Ended May 3, 2014
Net Sales	$399,148	$252,882	$170,398	$822,428	$—	$822,428
Operating Income (Loss) (2)	31,284	42,723	56,232	130,239	(161,745)	(31,506)
Thirteen Weeks Ended May 4, 2013
Net Sales	$448,616	$257,434	$132,719	$838,769	$—	$838,769
Operating Income (Loss)	39,821	53,533	56,183	149,537	(163,458)	(13,921)

(1)
Includes corporate functions not dedicated to an individual store or direct-to-consumer operations such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead.

(2)
Includes charges related to the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters of which $6.9 million is included for International Stores, $9.2 million is included for Other and $0.5 million of income related to the true-up of Gilly Hicks estimated liabilities, net of additional charges, is included in U.S. Stores for the thirteen-week period ended May 3, 2014.

Net Sales:
Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Direct-to-consumer net sales are reported by geographic area based on the location of the customer.
Brand Information
Net Sales by brand were as follows:

	Thirteen Weeks Ended
(in thousands):	May 3, 2014	May 4, 2013
Abercrombie & Fitch	$317,818	$324,748
abercrombie	68,460	73,223
Hollister	421,634	421,233
Gilly Hicks	14,516	19,565
Total	$822,428	$838,769

Geographic Information
Net Sales by geographic area were as follows:

	Thirteen Weeks Ended
(in thousands):	May 3, 2014	May 4, 2013
United States	$504,396	$534,897
Europe	235,614	236,654
Other	82,418	67,218
Total	$822,428	$838,769

3. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $5.3 million for the thirteen-week period ended May 3, 2014, and $13.4 million for the thirteen-week period ended May 4, 2013. The Company also recognized $2.0 million in tax benefits related to share-based compensation expense for the thirteen-week period ended May 3, 2014, and $5.0 million for the thirteen-week period ended May 4, 2013.
Stock Options
The Company did not grant any stock options during the thirteen-week period ended May 3, 2014 or the thirteen-week period ended May 4, 2013.
Below is a summary of stock option activity for the thirteen weeks ended May 3, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	532,400	$65.37
Granted	—	—
Exercised	(5,000)	31.07
Forfeited or expired	(1,200)	78.65
Outstanding at May 3, 2014	526,200	$65.66	$1,093,780	3.1
Stock options exercisable at May 3, 2014	526,200	$65.66	$1,093,780	3.1
The total intrinsic value of stock options which were exercised during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was insignificant.
The grant date fair value of stock options which vested during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was insignificant.
As of May 3, 2014, all compensation cost related to stock options had been recognized.

Stock Appreciation Rights
The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 3, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	8,982,959	$40.76
Granted	301,500	39.10
Exercised	(15,125)	30.83
Forfeited or expired	(8,100)	49.02
Outstanding at May 3, 2014	9,261,234	$40.71	$39,254,021	3.4
Stock appreciation rights exercisable at May 3, 2014	8,480,209	$40.30	$39,144,076	2.9
Stock appreciation rights expected to become exercisable in the future as of May 3, 2014	688,381	$45.71	$84,674	8.8
The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the thirteen-week periods ended May 3, 2014 and May 4, 2013, were as follows:

	Executive Officers other than the CEO		All Other Associates
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Grant date market price	$38.50	$45.69	$38.63	$45.72
Exercise price	$39.64	$45.69	$38.84	$45.72
Fair value	$14.40	$19.96	$13.58	$16.95
Assumptions:
Price volatility	50%	61%	50%	54%
Expected term (years)	4.9	4.7	4.1	4.1
Risk-free interest rate	1.8%	0.7%	1.4%	0.6%
Dividend yield	1.9%	1.8%	1.9%	1.8%
Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of May 3, 2014, there was $11.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months.
The total intrinsic value of stock appreciation rights exercised during the thirteen-week period ended May 3, 2014 was insignificant, while the total intrinsic value of stock appreciation rights exercised during the thirteen-week period ended May 4, 2013 was $1.4 million. The grant date fair value of stock appreciation rights which vested during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was $7.2 million and $19.7 million, respectively.
Restricted Stock Units
The following table summarizes activity for restricted stock units with performance and/or service vesting conditions for the thirteen weeks ended May 3, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	1,426,579	$46.00
Granted (1)	470,178	34.12
Vested	(305,188)	48.55
Forfeited	(58,400)	45.98
Unvested at May 3, 2014	1,533,169	$41.21

(1)
Number of shares granted includes 158,922 shares related to the grant of restricted stock units with performance vesting conditions in Fiscal 2014. This reflects the target amount granted; however, the number of awards that ultimately are earned will vary from 0% - 200% of target depending on the level of achievement of performance criteria.

The fair value of restricted stock units with performance and/or service vesting conditions is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining the fair value, the Company does not take into account any performance-based vesting requirements. The performance-based vesting requirements are taken into account in determining the number of awards expected to vest and the related expense.
Restricted stock units with only service vesting conditions and restricted stock units with fixed performance vesting thresholds without graded vesting features are expensed on a straight-line basis over the total requisite service period, net of forfeitures. Restricted stock units with annually determined vesting thresholds are expensed on a graded vesting basis, net of forfeitures. As of May 3, 2014, there was $38.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with performance and/or service conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months.
The total fair value of restricted stock units with service and performance vesting conditions granted during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was $16.0 million and $24.3 million, respectively. The total grant date fair value of restricted stock units with service and performance vesting conditions which vested during the thirteen-week periods ended May 3, 2014 and May 4, 2013 was $14.8 million and $12.5 million, respectively.
The following table summarizes activity for restricted stock units with market vesting conditions for the thirteen weeks ended May 3, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	—	$—
Granted (1)	79,458	45.02
Vested	—	—
Forfeited	—	—
Unvested at May 3, 2014	79,458	$45.02

(1)	Number of shares granted reflects the target amount granted; however, the number of awards that ultimately are earned will vary from 0% - 200% of target depending on market performance.
The fair value of restricted stock units with market vesting conditions is calculated using a Monte Carlo simulation. The weighted-average assumptions used in the Monte Carlo simulation during the thirteen-week periods ended May 3, 2014 , were as follows:

	Chief Executive Officer	Executives other than CEO
Grant date market price	$38.50	$38.50
Fair value	$43.96	$46.86
Assumptions:
Price volatility	50%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.8%	0.8%
Dividend yield	2.1%	2.1%
Restricted stock units with market vesting conditions without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures. As of May 3, 2014, there was $3.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with market vesting conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 14 months.
The total fair value of restricted stock units with market vesting conditions granted during the thirteen-week period ended May 3, 2014 was $3.6 million.
No restricted stock units with market vesting conditions vested during the thirteen-week period ended May 3, 2014.

4. NET INCOME (LOSS) PER SHARE
Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of Common Stock.
Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Shares of Common Stock issued	103,300	103,300
Treasury shares	(28,817)	(24,976)
Weighted-Average—Basic Shares	74,483	78,324
Dilutive effect of share-based compensation awards	—	—
Weighted-Average—Diluted Shares	74,483	78,324
Anti-Dilutive Shares (1)	11,400	11,404

(1)
Reflects the number of shares subject to outstanding share-based compensation awards but excluded from the computation of net (loss) income per diluted share because the impact would have been anti-dilutive.

On February 27, 2014, A&F entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution in order to repurchase shares of A&F's Common Stock during the term of the ASR Agreement which extended through April 2014. Pursuant to the ASR Agreement, A&F paid $150 million and, in exchange, 3.1 million shares were initially delivered to the Company and accounted for as a reduction to stockholders' equity. The transaction contemplated by the ASR Agreement was completed during the quarter, at which time the Company received 0.7 million additional shares. The total number of shares delivered upon settlement of the ASR Agreement was based upon the volume weighted average price of the Company’s Common Stock over the term of the ASR Agreement, less an agreed discount.

5. CASH AND EQUIVALENTS
Cash and equivalents consisted of (in thousands):

	May 3, 2014	February 1, 2014
Cash and equivalents:
Cash	$357,122	$452,116
Cash equivalents	—	148,000
Total cash and equivalents	$357,122	$600,116
Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $17.7 million on May 3, 2014 and $26.7 million on February 1, 2014. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

6. RABBI TRUST ASSETS
Investments consisted of (in thousands):

	May 3, 2014	February 1, 2014
Rabbi Trust assets:
Money market funds	24	24
Trust-owned life insurance policies (at cash surrender value)	91,005	90,198
Total Rabbi Trust assets	91,029	90,222
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen-week periods ended May 3, 2014 and May 4, 2013, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of May 3, 2014 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$24	$—	$—	$24
Derivative financial instruments	—	339	—	339
Total assets measured at fair value	$24	$339	$—	$363
LIABILITIES:
Derivative financial instruments	—	5,325	—	5,325
Total liabilities measured at fair value	$—	$5,325	$—	$5,325

	Assets and Liabilities at Fair Value as of February 1, 2014 (in thousands):
	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$148,024	$—	$—	$148,024
Derivative financial instruments	—	969	—	969
Total assets measured at fair value	$148,024	$969	$—	$148,993
LIABILITIES:
Derivative financial instruments	—	2,555	—	2,555
Total liabilities measured at fair value	$—	$2,555	$—	$2,555
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
Disclosures of Fair Value of Other Assets and Liabilities:
The Company’s borrowings under its Term Loan Agreement are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings under the Term Loan Agreement using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings under the Term Loan Agreement are considered to be Level 2 instruments. The carrying amount of borrowings outstanding under the Term Loan Agreement was approximately $131.3 million and $135.0 million, as of May 3, 2014 and February 1, 2014, respectively. The fair value of borrowings outstanding under the Term Loan Agreement was approximately $131.3 million and $135.0 million, as of May 3, 2014 and February 1, 2014, respectively. See Note 12, “BORROWINGS,” for further discussion on the Amended and Restated Credit Agreement and the Term Loan Agreement.

8. INVENTORIES
Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market reserve for inventory was $15.5 million and $22.1 million at May 3, 2014 and February 1, 2014, respectively.
Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $9.3 million and $13.6 million at May 3, 2014 and February 1, 2014, respectively.
The inventory balance, net of reserves, was $486.0 million and $530.2 million at May 3, 2014 and February 1, 2014, respectively. These balances included inventory in transit balances of $48.1 million and $76.4 million at May 3, 2014 and February 1, 2014, respectively. Inventory in transit is merchandise considered to be owned by Abercrombie & Fitch that has not yet been received at an Abercrombie & Fitch distribution center.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of (in thousands):

	May 3, 2014	February 1, 2014
Property and equipment, at cost	$2,888,275	$2,885,712
Accumulated depreciation and amortization	(1,766,498)	(1,754,371)
Property and equipment, net	$1,121,777	$1,131,341
Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.
In accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” store-related assets are considered level 3 assets in the fair value hierarchy. Fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, and impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no impairments during the thirteen-week periods ended May 3, 2014 and May 4, 2013.

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $53.0 million and $52.3 million of construction project assets in Property and Equipment, Net at May 3, 2014 and February 1, 2014, respectively.

10. DEFERRED LEASE CREDITS
Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following (in thousands):

	May 3, 2014	February 1, 2014
Deferred lease credits	$534,799	$543,040
Amortized deferred lease credits	(364,442)	(366,076)
Total deferred lease credits, net	$170,357	$176,964

11. INCOME TAXES
The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items incurred during the period. The effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 were 29.3% and 53.7%, respectively. The Fiscal 2013 first quarter provision reflects a benefit resulting from the settlement of certain tax audits.
Income taxes paid directly to taxing authorities, net of refunds received, for the thirteen weeks ended May 3, 2014 and May 4, 2013 were approximately $57.1 million and $101.7 million, respectively. These amounts include payments and refunds for income and withholding taxes incurred related to the current year and prior years.

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
The Amended and Restated Credit Agreement has several borrowing options, including interest rates that are based on: (i) a defined Base Rate, plus a margin based on the applicable Leverage Ratio, payable quarterly; (ii) an Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period; or (iii) an Adjusted Foreign Currency Rate (as defined in the Amended and Restated Credit Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. The Base Rate represents a rate per annum equal to the highest of (a) PNC Bank, National Association’s then publicly announced prime rate, (b) the Federal Funds Open Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1/2 of 1% or (c) the Daily Adjusted Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) as then in effect plus 1%.

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
The Amended and Restated Credit Agreement will mature on July 27, 2016. The Company had no trade letters of credit outstanding at May 3, 2014 and February 1, 2014. Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement were $9.5 million as of May 3, 2014 and insignificant as of February 1, 2014.
As of May 3, 2014 and February 1, 2014, the Company had no borrowings outstanding under the Amended and Restated Credit Agreement.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Term Loan Agreement (via Amendment No. 1) (the "Term Loan Agreement") and the Amended and Restated Credit Agreement (via Amendment No. 2). The required Coverage Ratio in both agreements was lowered to 1.75 to 1.00 and the availability under the Term Loan Agreement was lowered to $150 million. On February 21, 2013, the Company elected to draw down the full $150 million available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. The Term Loan Agreement provides two borrowing options: (i) a defined Base Rate, plus a margin based on the applicable Leverage Ratio, payable quarterly; and (ii) an Adjusted Eurodollar Rate (as defined in the Term Loan Agreement) plus a margin based on the applicable Leverage Ratio, payable at the end of the applicable interest period for the borrowing and, for interest periods in excess of three months, on the date that is three months after the commencement of the interest period. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, as defined above.
On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60.0 million of non-recurring cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" was reduced initially for the testing period ended February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, by the testing period ending October 31, 2015 and thereafter.
The Company was in compliance with the applicable ratio requirements and other covenants under both agreements at May 3, 2014.
The Company had $131.3 million and $135.0 million in borrowings outstanding under the Term Loan Agreement as of May 3, 2014 and February 1, 2014, respectively. The weighted average interest rate for the thirteen-week periods ended May 3, 2014 and May 4, 2013 was 2.07% and 1.85%, respectively.
Total interest expense and fees associated with borrowing agreements were $1.3 million and $1.0 million for the thirteen-week periods ended May 3, 2014 and May 4, 2013, respectively.
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

13. LEASEHOLD FINANCING OBLIGATIONS
As of May 3, 2014 and February 1, 2014, the Company had $61.7 million and $60.7 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is deemed to be involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, that portion of the rental payments under the lease is recognized as a reduction of the financing obligation and interest expense.
Total interest expense related to landlord financing obligations was $1.6 million and $1.7 million for the thirteen-week periods ended May 3, 2014 and May 4, 2013, respectively.

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
The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of May 3, 2014, the typical length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of May 3, 2014 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.
The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.
As of May 3, 2014, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$98,884
British Pound	$43,641
Canadian Dollar	$14,079

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of May 3, 2014.
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
As of May 3, 2014, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$13,794
Swiss Franc	$3,389

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of May 3, 2014.
The location and amounts of derivative fair values on the Consolidated Balance Sheets as of May 3, 2014 and February 1, 2014 were as follows:

		Asset Derivatives			Liability Derivatives
(in thousands):	Balance Sheet Location	May 3, 2014	February 1, 2014	Balance Sheet Location	May 3, 2014	February 1, 2014
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$310	$691	Other Liabilities	$5,246	$2,503
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$29	$278	Other Liabilities	$79	$52
Total	Other Current Assets	$339	$969	Other Liabilities	$5,325	$2,555
Refer to Note 7, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.
The location and amounts of derivative gains and losses for the thirteen-week periods ended May 3, 2014 and May 4, 2013 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended
		May 3, 2014	May 4, 2013
(in thousands):	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating (Income) Expense, Net	$688	$1,304

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands):	May 3, 2014	May 4, 2013		May 3, 2014	May 4, 2013		May 3, 2014	May 4, 2013
Derivatives in Cash Flow Hedging Relationships
Foreign Currency Exchange Forward Contracts	$(5,025)	$9,769	Cost of Goods Sold	$(1,434)	$(729)	Other Operating (Income) Expense, Net	$3	$97

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from OCI into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The activity in accumulated other comprehensive income (loss), for the thirteen weeks ended May 3, 2014 is as follows (in thousands):

	Thirteen Weeks Ended May 3, 2014
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	(5,025)	14,866	9,841
Reclassified from accumulated other comprehensive income (loss) (1)	1,434	—	1,434
Tax effect on derivative financial instruments	462	—	462
Net current-period other comprehensive income (loss)	$(3,129)	$14,866	$11,737
Ending balance at May 3, 2014	$(5,295)	$(3,885)	$(9,180)

(1) For the thirteen weeks ended May 3, 2014, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).
The activity in accumulated other comprehensive income (loss), for the thirteen weeks ended May 4, 2013 is as follows (in thousands):

	Thirteen Weeks Ended May 4, 2013
	Derivative Financial Instruments	Foreign Currency Translation	Total
Beginning balance at February 2, 2013	$(7,220)	$(6,068)	$(13,288)
Other comprehensive income (loss) before reclassifications	8,825	(17,260)	(8,435)
Reclassified from accumulated other comprehensive income (loss), net of tax(1)	670	—	670
Net current-period other comprehensive income (loss)	$9,495	$(17,260)	$(7,765)
Ending balance at May 4, 2013	$2,275	$(23,328)	$(21,053)

(1) For the thirteen weeks ended May 4, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The tax effect on derivative financial instruments was a $0.5 million benefit and $1.0 million in expense for the thirteen-week periods ended May 3, 2014 and May 4, 2013, respectively, and is included in Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes in the Consolidated Statements of Comprehensive Income.

16. GILLY HICKS RESTRUCTURING
As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through Hollister stores and direct-to-consumer channels.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89 million, of which $5.6 million of charges, primarily related to lease terminations, was recognized during the first quarter of Fiscal 2014.

Below is a summary of the aggregate pre-tax charges incurred from the announcement on November 1, 2013 through May 3, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$47,895
Asset Impairment	37,940
Other	1,297
Total Charges (1)	$87,132
(1) As of May 3, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $49.6 million for the U.S. Stores segment and $37.5 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.9 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of May 3, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred, Excluding Non-Cash Charges	10,757
Cash Payments	(39,142)
Accrued Liability as of May 3, 2014	$14,122

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

18. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption did not have an impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. as of May 3, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the thirteen-week periods ended May 3, 2014 and May 4, 2013 and the consolidated statements of cash flows for the thirteen week periods ended May 3, 2014 and May 4, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 1, 2014, and the related consolidated statements of operation and comprehensive income, of stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 31, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 9, 2014

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

The modern Abercrombie & Fitch is the next generation of effortless All-American style. The essence of laidback sophistication with an element of simplicity, A&F sets the standard for great taste. From classic campus experiences to collecting moments while traveling, A&F brings stories of adventure and discovery to life. Confident and engaging, the Abercrombie & Fitch legacy is rooted in a heritage of quality craftsmanship and focused on a future of creative ambition. abercrombie kids is the next generation of All-American cool. The essence of fun and friendship, a&f kids celebrates each moment by sharing its effortless great taste with the world. From documenting school spirit days and team sports to traveling abroad and experiencing new cultures, a&f kids tells stories filled with youthful excitement and a touch of mischief. Confident and independent, abercrombie kids stands for quality, on-trend style, and creative imagination. Each day brings a new discovery, a chance for adventure, and the opportunity to make history. Hollister is the fantasy of Southern California. Inspired by beautiful beaches, open blue skies, and sunshine, Hollister lives the dream of an endless summer. Spontaneous, with a bit of edge and a sense of humor, it never takes itself too seriously. Hollister’s laidback lifestyle is naturally infused with authentic surf and skate culture, making every design effortlessly cool and totally accessible. Hollister brings Southern California to the world.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2014” represent the 52-week fiscal year that will end on January 31, 2015, and to “Fiscal 2013” represent the 52-week fiscal year that ended February 1, 2014.

RESULTS OF OPERATIONS
During the first quarter of Fiscal 2014, net sales decreased 2% to $822.4 million from $838.8 million for the first quarter of Fiscal 2013. The gross profit rate for the first quarter of Fiscal 2014 was 62.2% compared to 65.9% for the first quarter of Fiscal 2013. The operating loss was $31.5 million for the first quarter of Fiscal 2014 compared to an operating loss of $13.9 million for the first quarter of Fiscal 2013. The Company had a net loss of $23.7 million and net loss per basic and diluted share of $0.32 for the first quarter of Fiscal 2014 compared to a net loss of $7.2 million and net loss per basic and diluted share of $0.09 for the first quarter of Fiscal 2013.
Excluding charges related to the Gilly Hicks brand restructuring, the Company's profit improvement initiative, and legal, advisory and other charges related to certain corporate governance matters, the Company reported an adjusted non-GAAP net loss of $13.0 million and net loss per basic and diluted share of $0.17 for the quarter.

The Company believes that the non-GAAP financial measures are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the impact of charges related to the Gilly Hicks brand restructuring, the Company's profit improvement initiative, and legal, advisory and other charges related to certain corporate governance matters. These non-GAAP financial measures should not be used as alternatives to net loss and net loss per basic and diluted share or as indicators of the ongoing operating performance of the Company and are also not intended to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures discussed above for the thirteen-week period ended May 3, 2014.

	Thirteen Weeks Ended May 3, 2014
(in thousands)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Basic and Diluted Share

GAAP	$(31,506)	$(23,671)	$(0.32)
Excluded Charges (1)	15,598	10,692	0.15
Non-GAAP	$(15,908)	$(12,979)	$(0.17)

(1) Excluded charges for the first quarter include $5.6 million in pre-tax charges related to restructuring of the Gilly Hicks brand, $3.1 million in pre-tax charges related to the Company's profit improvement initiative and $6.9 million in pre-tax charges for legal, advisory and other charges related to certain corporate governance matters.

As of May 3, 2014, the Company had $357.1 million in cash and equivalents and $131.3 million in borrowings outstanding under the Term Loan Agreement. Net cash used for operating activities was $40.1 million for the thirteen weeks ended May 3, 2014 primarily related to inventory and income taxes. The Company also used cash of $37.8 million for capital expenditures, $150.0 million to repurchase approximately 3.8 million shares of A&F’s Common Stock and $14.7 million for dividends paid during the thirteen weeks ended May 3, 2014.
Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.
The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen-week periods ended May 3, 2014 and May 4, 2013, expressed as a percentage of net sales:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
NET SALES	100.0%	100.0%
Cost of Goods Sold	37.8%	34.1%
GROSS PROFIT	62.2%	65.9%
Stores and Distribution Expense	50.8%	53.5%
Marketing, General and Administrative Expense	15.0%	14.2%
Restructuring Charges	0.7%	—%
Other Operating Income, Net	(0.4)%	(0.1)%
OPERATING INCOME (LOSS)	(3.8)%	(1.7)%
Interest Expense, Net	0.2%	0.2%
INCOME (LOSS) BEFORE TAXES	(4.1)%	(1.9)%
Tax Expense (Benefit)	(1.2)%	(1.0)%
NET INCOME (LOSS)	(2.9)%	(0.9)%

Financial Summary
The following summarized financial and statistical data compare the thirteen-week period ended May 3, 2014 to the thirteen-week period ended May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales by segment (millions)	$822.4	$838.8
U.S. Stores	$399.1	$448.6
International Stores	$252.9	$257.5
Direct-to-Consumer	$170.4	$132.7
Net sales as a % of total sales
U.S. Stores	48%	53%
International Stores	31%	31%
Direct-to-Consumer	21%	16%
Net sales by brand (millions)	$822.4	$838.8
Abercrombie & Fitch	$317.8	$325.0
abercrombie	$68.5	$73.0
Hollister	$421.6	$421.2
Gilly Hicks**	$14.5	$19.6
Increase (decrease) in comparable sales*	(4)%	(15)%
Abercrombie & Fitch	(1)%	(13)%
abercrombie	(6)%	(5)%
Hollister	(7)%	(18)%
Increase (decrease) in comparable sales by geography*
U.S.	(4)%	(14)%
International	(5)%	(16)%
Increase (decrease) in comparable sales by channel*
Total Stores	(11)%	(17)%
Direct-to-Consumer	27%	(6)%

*
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales.

**	Net sales reflects the activity of stores open during the period and direct-to-consumer sales.

CURRENT TRENDS AND OUTLOOK

In what remains a difficult teen retail environment, earnings for the quarter were in line with expectations. Overall sales for the quarter decreased 2%, which included strong growth in the direct-to-consumer business, and comparable sales continued to improve sequentially.

Our focus remains on executing the various components of our long-range plan.

First, we continue to make progress in evolving our assortment, improving our test and reaction capabilities, and increasing style differentiation, the objective of which is to improve productivity and margins by being more fashion-right.

Second, we are increasing brand engagement through enhanced marketing initiatives and campaigns. In May we opened Hollister House, a key part of our new Hollister marketing campaign. Hollister House is a beach house in Southern California that will be used to create digital marketing content including music performances, guest celebrities and stylist videos, to be shared across multiple social media platforms.

Beyond marketing campaigns, we plan to increase brand engagement through investments in our stores and in our on-line experience, which includes our now planned roll-out expansion of the new Hollister storefront to 75 to 100 stores by fiscal year-end.

Third, our profit improvement initiative remains on track to generate at least $175 million in savings and we believe the next big area of opportunity lies in lowering our merchandise average unit cost. Our average unit cost is expected to be down in the back half of the year, and we see additional opportunity as we move forward, particularly for Hollister.

Fourth, we are making good progress in ensuring we are properly organized to execute our strategic plan. We have completed the vertical organization structure by brand for most of our categories in design, merchandising and planning in anticipation of the hiring of the brand presidents. We believe these actions will support a number of key objectives including increased brand differentiation and accountability.

Finally, turning to omnichannel, we have made progress on several core initiatives, including our planned roll-out of order-in-store capabilities to all U.S. stores during the third quarter of this year. In addition, we plan to pilot ship-from-store during the third quarter, with a broader roll-out planned for approximately half of the U.S. store fleet in the fourth quarter. Beyond this, we are working to develop other omnichannel capabilities, including reserve-in-store and in-store-pickup.

We remain highly focused on returning to growth, and believe we are taking the right steps and are on course to accomplish that goal. Longer term, we are confident that the strategic choices we are making - investing in key international growth markets, investing in our international DTC business, restructuring and repositioning our U.S. store fleet, restructuring our cost base, and making key organizational changes - will position us to drive significant improvement in our results and increase shareholder value.

With regard to our earnings outlook for the rest of 2014, we are maintaining our adjusted non-GAAP guidance of full year diluted earnings per share in the range of $2.15 to $2.35. This now includes the effect of the first quarter accelerated share repurchase, which offsets the assumption of a somewhat more difficult operating environment. The guidance is based on the assumption that full year total comparable sales will be in the range of down three to four percent. The guidance also assumes a gross margin rate for the full year that is down slightly compared to Fiscal 2013.

The Company anticipates a full year tax rate of approximately 35%, and a weighted average share count of approximately 74.5 million shares. The guidance does not include the effect of variability in the tax rate and the effect of additional share repurchases.

The above guidance does not include charges related to the Gilly Hicks restructuring, the Company's profit improvement initiative, certain corporate governance matters, or other impairment and store closure charges.

FIRST QUARTER RESULTS
Net Sales
Net sales for the first quarter of Fiscal 2014 were $822.4 million, a decrease of 2% from net sales of $838.8 million during the first quarter of Fiscal 2013. The net sales decrease was primarily attributable to a 4% decrease in total comparable sales. Including direct-to-consumer, U.S. sales decreased 6% to $504.4 million and international sales increased 5% to $318.0 million. The impact of changes in foreign currency benefited sales by approximately $11.8 million for the thirteen weeks ended May 3, 2014 (based on converting prior year sales at current year exchange rates).
By brand, comparable sales for the first quarter of Fiscal 2014, including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 1%, abercrombie kids decreased 6% and Hollister decreased 7%. Across the brands, male and female performed comparably.
Total comparable sales for the quarter, including direct-to-consumer sales, decreased 4% with comparable U.S. sales decreasing 4% and comparable international sales decreasing 5%. Comparable sales were weaker in February compared to the combined March and April period.
Direct-to-consumer sales, including shipping and handling revenue, for the first quarter of Fiscal 2014 were $170.4 million, an increase of 28% from Fiscal 2013 first quarter direct-to-consumer sales of $132.7 million. The direct-to-consumer sales increase was driven by increases in both our domestic and international businesses. The direct-to-consumer business, including shipping and handling revenue, accounted for 20.7% of total net sales in the first quarter of Fiscal 2014 compared to 15.8% in the first quarter of Fiscal 2013.
Gross Profit
Gross profit for the first quarter of Fiscal 2014 was $511.7 million compared to $553.2 million for the comparable period in Fiscal 2013. The gross profit rate (gross profit divided by net sales) for the first quarter of Fiscal 2014 was 62.2%, down 370 basis points from the first quarter of Fiscal 2013 rate of 65.9%.
The decrease in the gross profit rate for the first quarter was primarily driven by increased promotional activity, including shipping promotions in the direct-to-consumer business, and a higher sales mix of fall clearance merchandise.
Stores and Distribution Expense
Stores and distribution expense for the first quarter was $417.6 million, down from $449.1 million for the comparable period in Fiscal 2013. The stores and distribution expense rate for the quarter was 50.8% of net sales, down 280 basis points from last year, driven primarily by savings in store payroll partially offset by higher direct-to-consumer expense and $0.8 million of charges related to the profit improvement initiative.
Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $21.6 million for the thirteen weeks ended May 3, 2014 compared to $14.8 million for the thirteen weeks ended May 4, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $13.1 million for the thirteen weeks ended May 3, 2014 compared to $11.6 million for the thirteen weeks ended May 4, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketing, General and Administrative Expense
Marketing, general and administrative expense during the first quarter of Fiscal 2014 was $123.6 million compared to $118.8 million during the same period in Fiscal 2013. Marketing, general and administrative expense for the first quarter of Fiscal 2014 included $2.3 million of charges related to the profit improvement initiative and $6.9 million of charges related to certain corporate governance matters. Excluding these charges, marketing, general and administrative expense was $114.4 million, a decrease of 4% from last year. The decrease in marketing, general and administrative expense was driven primarily by a decrease in compensation expense, partially offset by an increase in marketing expense.
Other Operating Income, Net
First quarter other operating income, net for Fiscal 2014 was $3.6 million compared to other operating income, net, of $0.8 million for the first quarter of Fiscal 2013. Other operating income, net included insurance recoveries of approximately $3.1 million in the first quarter of Fiscal 2014.

Operating Loss
Operating loss for the first quarter of Fiscal 2014 was $31.5 million, compared to an operating loss of $13.9 million during the first quarter of Fiscal 2013. Excluding aggregate charges of $15.6 million related to restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and charges related to the certain corporate governance matters, the operating loss was $15.9 million for the first quarter of Fiscal 2014.
Interest Expense, Net and Tax Expense (Benefit)
First quarter interest expense was $3.0 million in Fiscal 2014, offset by interest income of $1.0 million, compared to interest expense of $2.7 million, offset by interest income of $1.1 million in the first quarter of Fiscal 2013.
The effective tax rate for continuing operations for the thirteen weeks ended May 3, 2014 was 29.3%. Excluding the effect of charges related to restructuring plans for the Gilly Hicks brand, the Company's profit improvement initiative and certain corporate governance matters, the tax rate was 27.5% compared to 53.7% for the Fiscal 2013 comparable period.
The first quarter Fiscal 2013 effective tax rate reflects a benefit in the effective tax rate primarily as a result of favorable audit settlements recorded on a discrete basis for the thirteen weeks ended May 4, 2013. The Company expects the full year rate to be in the mid to low 30's; with the rate remaining sensitive to the U.S./international profit mix. For the purposes of its full year earnings per share guidance, the Company has assumed a mid-30's rate.
As of May 3, 2014, there were approximately $16.3 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.
Net Loss and Net Loss per Share
Net loss for the first quarter of Fiscal 2014 was $23.7 million compared to net loss of $7.2 million for the first quarter of Fiscal 2013. Net loss per basic and diluted share for the first quarter of Fiscal 2014 was $0.32 compared to net loss per basic and diluted share of $0.09 for the first quarter of Fiscal 2013. Excluding charges related to the Gilly Hicks brand restructuring, the Company's profit improvement initiative, and certain corporate governance matters, the Company reported an adjusted non-GAAP net loss of $13.0 million and net loss per basic and diluted share of $0.17 for the quarter.

FINANCIAL CONDITION
Liquidity and Capital Resources
Historical Sources and Uses of Cash
Seasonality of Cash Flows
The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.
Credit Agreements
On July 28, 2011, the Company entered into an unsecured amended and restated credit agreement (the “Amended and Restated Credit Agreement”) under which up to $350 million is available. The Company had no borrowings outstanding under the Amended and Restated Credit Agreement on May 3, 2014 or February 1, 2014.
On February 24, 2012, the Company entered into a $300 million Term Loan Agreement. On January 23, 2013, the Company amended both the Amended and Restated Credit Agreement and Term Loan Agreement to reduce the amount available for borrowing under the Term Loan Agreement to $150 million and lower the applicable Coverage Ratio to 1.75 to 1.00. On February 21, 2013, the Company elected to draw down the full $150 million available under the Term Loan Agreement. Repayments of $3.75 million are due on the last day of each quarter beginning May 2013, with the final repayment of $90.0 million due upon maturity at February 23, 2017. On November 4, 2013, the Company entered into an Amendment No. 3 to its existing Amended and Restated Credit Agreement and an Amendment No. 2 to its existing Term Loan Agreement. The amendments allow the Company to add back to the calculation of consolidated EBITDAR, for purposes of determining the Company's "Coverage Ratio" and the Company's "Leverage Ratio", up to $60 million of non-recurring cash charges associated with the Gilly Hicks restructuring. In addition, the required minimum "Coverage Ratio" was reduced initially for the testing period ended February 1, 2014 and each of the testing periods during the fiscal year ending January 31, 2015, to a level of 1.60 to 1.00, with such level gradually increasing to 1.75 to 1.00, for the testing period ending October 31, 2015 and thereafter. The Company had $131.3 million in borrowings outstanding under the Term Loan Agreement on May 3, 2014 and $135.0 million borrowings outstanding under the Term Loan Agreement as of February 1, 2014.
The Amended and Restated Credit Agreement and the Term Loan Agreement, including material covenants which apply to each, are described in Note 12, “BORROWINGS” of the Notes to Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS,” of this Quarterly Report on Form 10-Q.
The Amended and Restated Credit Agreement and the Term Loan Agreement have a Leverage Ratio covenant and a Coverage Ratio financial covenant. The Company was in compliance with the applicable ratio requirements and other covenants at May 3, 2014.
Stand-by letters of credit outstanding under the Amended and Restated Credit Agreement were $9.5 million and insignificant on May 3, 2014 and February 1, 2014, respectively.
Operating Activities
Net cash used for operating activities was $40.1 million for the thirteen weeks ended May 3, 2014 compared to net cash used for operating activities of $143.6 million for the thirteen weeks ended May 4, 2013. The change in cash flow associated with operating activities was primarily related to inventory and income taxes. Inventory increased 6% from $458.6 million in the first quarter of Fiscal 2013 to $486.0 million at the end of the first quarter of Fiscal 2014.
Investing Activities
Cash outflows for investing activities for the thirteen-week periods ended May 3, 2014 and May 4, 2013 were used primarily for capital expenditures related to new store construction and information technology, including direct-to-consumer investments. In addition, capital expenditures for the thirteen-week periods ended May 3, 2014 included supply chain initiatives.
Financing Activities
For the thirteen-week periods ended May 3, 2014 and May 4, 2013, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and the repayment of borrowings. For the period ended May 4, 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings.
During the thirteen weeks ended May 3, 2014, A&F repurchased 3,825,696 shares of A&F’s Common Stock as an aggregate cost of $150.0 million through an accelerated share repurchase agreement. During the thirteen weeks ended May 4, 2013, A&F repurchased approximately 350,000 shares of A&F’s Common Stock in the open market with a market value of approximately $16.3 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors authorizations.
As of May 3, 2014, A&F had approximately 12.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.
Future Cash Requirements and Sources of Cash
Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to approval by the Company's Board of Directors. The Company has availability under the Amended and Restated Credit Agreement as a source of additional funding.
Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements utilizing free cash flow generated from operations and existing or additional credit facilities.
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

Off-Balance Sheet Arrangements
As of May 3, 2014, the Company did not have any off-balance sheet arrangements.
Contractual Obligations
The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended May 3, 2014, there were no material changes in the contractual obligations as of February 1, 2014, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations) and the repayments under the Term Loan Agreement.
Gilly Hicks Restructuring
As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through Hollister stores and direct-to-consumer channels.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89.0 million, of which $5.6 million, primarily related to lease terminations, was recognized during the first quarter of Fiscal 2014.

Below is a summary of the aggregate pre-tax charges incurred from the announcement on November 1, 2013 through May 3, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$47,895
Asset Impairment	37,940
Other	1,297
Total Charges (1)	$87,132
(1)As of May 3, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $49.6 million for the U.S. Stores segment and $37.5 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.9 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of May 3, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred, Excluding Non-Cash Charges	10,757
Cash Payments	(39,142)
Accrued Liability as of May 3, 2014	$14,122

Store Activity
During the first quarter ended May 3, 2014, the Company opened an Abercrombie & Fitch flagship store in Shanghai.
The Company anticipates opening approximately 15 full-price international stores throughout Fiscal 2014, including a small number of Abercrombie & Fitch international mall-based stores. The Company also now plans to open approximately 8 to 10 international and U.S. outlet stores during the fiscal year. In addition, the Company continues to expect to close approximately 60 to 70 stores in the U.S. during the fiscal year through natural lease expirations.
The Company now expects total capital expenditures for Fiscal 2014 to be approximately $210 to $220 million. The increase from prior guidance includes additional capital expenditures related to an expanded roll-out of the new Hollister storefront that the Company has been testing since January of this year. The Company now anticipates that this new storefront will be rolled out in 75 to 100 stores by the end of the current fiscal year. Capital expenditures totaled $37.8 million and $42.4 million for the thirteen-week periods ended May 3, 2014 and May 4, 2013, respectively. Capital expenditures in Fiscal 2014 continue to be prioritized towards DTC and IT investments to support growth initiatives, and capital expenditures related to new international store openings is prioritized towards key growth markets of Japan, China and the Middle East.
During the thirteen weeks ended May 3, 2014, the Company closed 4 U.S. and 7 international Gilly Hicks stores.
First Quarter Store Count and Gross Square Feet
Store count and gross square footage by brand for the thirteen-week periods ended May 3, 2014 and May 4, 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 1, 2014	253	131	458	1	843
New	—	1	1	—	2
Closed	—	(1)	(3)	—	(4)
May 3, 2014	253	131	456	1	841
Gross Square Feet at May 3, 2014	2,256	635	3,145	5	6,041
International Stores
February 1, 2014	22	5	129	7	163
New	1	—	—	—	1
Closed	—	—	—	(7)	(7)
May 3, 2014	23	5	129	—	157
Gross Square Feet at May 3, 2014	440	66	1,134	—	1,640
Total Stores	276	136	585	1	998
Total Gross Square Feet at May 3, 2014	2,696	701	4,279	5	7,681
Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	141	478	17	902
New	—	—	—	—	—
Closed	(2)	—	(1)	—	(3)
May 4, 2013	264	141	477	17	899
Gross Square Feet at May 4, 2013	2,356	677	3,281	170	6,484
International Stores
February 2, 2013	19	6	107	7	139
New (1)	—	—	5	—	5
Closed	—	(1)	—	—	(1)
May 4, 2013	19	5	112	7	143
Gross Square Feet at May 4, 2013	401	63	973	49	1,486
Total Stores	283	146	589	24	1,042
Total Gross Square Feet at May 4, 2013	2,757	740	4,254	219	7,970
(1) Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced International store openings for the thirteen weeks ended May 4, 2013 by one store for Gilly Hicks.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption did not have an impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

Critical Accounting Estimates
We describe our significant accounting policies in Note 3, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2013. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2013.

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
The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2013 filed on March 31, 2014, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2013 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	actions of activist stockholders could have a negative effect on our business;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	the effects of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

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
The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in insignificant realized gains for each of the thirteen-week periods ended May 3, 2014 and May 4, 2013.
Interest Rate Risks
As of May 3, 2014, the Company had $131.3 million in borrowings outstanding under its Term Loan Agreement. These borrowings and any future borrowings will bear interest at negotiated rates and would be subject to interest rate risk. Interest on borrowings may be determined under several alternative methods including LIBOR plus a margin based upon the Company’s Leverage Ratio, which represents the ratio of (a) the sum of total debt (excluding specified permitted foreign bank guarantees and trade letters of credit) plus 600% of forward minimum rent commitments to (b) Consolidated EBITDAR (as defined in the Term Loan Agreement) for the trailing four-consecutive-fiscal-quarter period. Covenants are generally consistent with those in the Company’s Amended and Restated Credit Agreement. The weighted average interest rate was 2.07% for the thirteen-week period ended May 3, 2014. Additionally, as of May 3, 2014, the Company had $350.0 million available, less outstanding letters of credit of $9.5 million, under its Amended and Restated Credit Agreement. Assuming no changes in the Company’s financial structure as it stood at May 3, 2014, if market interest rates average an increase of 100 basis points over the next thirteen-week period compared to the interest rates being incurred for the thirteen-week period ended May 3, 2014, there would be an insignificant change in interest expense. This amount was determined by calculating the effect of the average hypothetical interest rate increase on the Company’s variable rate Term Loan Agreement. This hypothetical increase in interest rate for the fifty-two week period ended January 31, 2015 may be different from the actual increase in interest expense due to varying interest rate reset dates under the Company’s Term Loan Agreement.
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
Disclosure Controls and Procedures
A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Chief Executive Officer of A&F (the principal executive officer) and the Executive Vice President-Finance and Chief Financial Officer of A&F (the principal financial officer), as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
A&F’s management, including the Chief Executive Officer of A&F and the Executive Vice President-Finance and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2014. Based upon that evaluation, the Chief Executive Officer of A&F and the Executive Vice President-Finance and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 3, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 3, 2014 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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
The Company’s risk factors as of May 3, 2014 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2013 filed on March 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities during the first quarter of Fiscal 2014 that were not registered under the Securities Act of 1933.
The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended May 3, 2014:

Period (Fiscal Month)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (5)
February 2, 2014 through March 1, 2014	5,582	$34.45	—	16,288,339
March 2, 2014 through April 5, 2014	3,192,314	$39.21	3,086,420	13,201,919
April 6, 2014 through May 3, 2014	739,963	$39.21	739,276	12,462,643
Total	3,937,859	$39.21	3,825,696	12,462,643

(1)
112,163 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended May 3, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)
An aggregate of 3,825,696 shares of A&F's Common Stock were purchased during the thirteen-week period ended May 3, 2014 pursuant to the accelerated share repurchase agreement which the Company entered into on February 27, 2014. The aggregate cost of these shares was $150 million and the volume weighted average price paid per share was $39.21. These shares were repurchased under A&F's publicly announced stock repurchase authorizations described in footnote 4 below.

(3)	The average price paid per share includes broker commissions, as applicable.

(4)
The reported shares were repurchased pursuant to A&F’s publicly announced stock repurchase authorizations. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock.

(5)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 4 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Letter, dated April 3, 2014, from Abercrombie & Fitch to Joanne C. Crevoiserat setting forth terms of employment as Executive Vice President-Finance and Chief Financial Officer, and accepted by Joanne C. Crevoiserat on April 8, 2014, together with the related Agreement, made and entered into April 27, 2014, executed by Joanne C. Crevoiserat on April 8, 2014 and by Abercrombie & Fitch Management Co. on April 27, 2014.*

10.2	Agreement, dated May 13, 2014, between Leslee Herro and Abercrombie & Fitch Trading Co.*
10.3
Summary of Compensation Structure for Non-Associate Members of Board of Directors of Abercrombie & Fitch Co. (Effective as of February 2, 2014) (Incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended February 1, 2014 (File No. 001-12107))

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; (ii) Consolidated Balance Sheets at May 3, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 9, 2014	By	/s/ JOANNE C. CREVOISERAT
Joanne C. Crevoiserat
Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Letter, dated April 3, 2014, from Abercrombie & Fitch to Joanne C. Crevoiserat setting forth terms of employment as Executive Vice President-Finance and Chief Financial Officer, and accepted by Joanne C. Crevoiserat on April 8, 2014, together with the related Agreement, made and entered into April 27, 2014, executed by Joanne C. Crevoiserat on April 8, 2014 and by Abercrombie & Fitch Management Co. on April 27, 2014.*

10.2	Agreement, dated May 13, 2014, between Leslee Herro and Abercrombie & Fitch Trading Co.*
10.3
Summary of Compensation Structure for Non-Associate Members of Board of Directors of Abercrombie & Fitch Co. (Effective as of February 2, 2014) (Incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended February 1, 2014 (File No. 001-12107))

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; (ii) Consolidated Balance Sheets at May 3, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; and (iv) Notes to Consolidated Financial Statements***

*	Filed herewith.

**	Furnished herewith.

***	Electronically submitted herewith