Form 10-Q
period 2014-08-02
ABERCROMBIE & FITCH CO /DE/
filed 2014-09-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 2, 2014
$.01 Par Value	71,366,838 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET SALES	$890,605	$945,698	$1,713,033	$1,784,467
Cost of Goods Sold	337,649	341,576	648,418	627,178
GROSS PROFIT	552,956	604,122	1,064,615	1,157,289
Stores and Distribution Expense	426,301	471,722	843,872	920,848
Marketing, General and Administrative Expense	111,033	117,646	234,614	236,425
Restructuring Charges	419	—	6,052	—
Other Operating Income, Net	(4,290)	(4,411)	(7,910)	(5,228)
OPERATING INCOME (LOSS)	19,493	19,165	(12,013)	5,244
Interest Expense, Net	2,020	1,750	4,017	3,378
INCOME (LOSS) BEFORE TAXES	17,473	17,415	(16,030)	1,866
Tax Expense (Benefit)	4,596	6,045	(5,236)	(2,301)
NET INCOME (LOSS)	$12,877	$11,370	$(10,794)	$4,167
NET INCOME (LOSS) PER SHARE:
BASIC	$0.18	$0.15	$(0.15)	$0.05
DILUTED	$0.17	$0.14	$(0.15)	$0.05
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	72,436	77,382	73,459	77,853
DILUTED	73,756	79,267	73,459	79,709
DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.40	$0.40
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(11,292)	$(2,229)	$3,574	$(19,489)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	5,403	364	2,274	9,859
Other Comprehensive Income (Loss)	$(5,889)	$(1,865)	$5,848	$(9,630)
COMPREHENSIVE INCOME (LOSS)	$6,988	$9,505	$(4,946)	$(5,463)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	August 2, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$310,740	$600,116
Receivables	75,679	67,965
Inventories	550,227	530,192
Deferred Income Taxes	34,264	21,835
Other Current Assets	105,983	100,458
TOTAL CURRENT ASSETS	1,076,893	1,320,566
PROPERTY AND EQUIPMENT, NET	1,098,240	1,131,341
OTHER ASSETS	388,043	399,090
TOTAL ASSETS	$2,563,176	$2,850,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$160,280	$130,715
Accrued Expenses	277,592	322,834
Deferred Lease Credits	31,397	36,165
Income Taxes Payable	14,955	63,508
Short-Term Portion of Borrowings	75,000	15,000
TOTAL CURRENT LIABILITIES	559,224	568,222
LONG-TERM LIABILITIES:
Deferred Lease Credits	128,678	140,799
Long-Term Portion of Borrowings	112,500	120,000
Leasehold Financing Obligations	59,937	60,726
Other Liabilities	211,473	231,757
TOTAL LONG-TERM LIABILITIES	512,588	553,282
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of August 2, 2014 and February 1, 2014	1,033	1,033
Paid-In Capital	427,754	433,620
Retained Earnings	2,516,199	2,556,270
Accumulated Other Comprehensive Income (Loss), net of tax	(15,069)	(20,917)
Treasury Stock, at Average Cost: 31,937 and 26,898 shares at August 2, 2014 and February 1, 2014, respectively	(1,438,553)	(1,240,513)
TOTAL STOCKHOLDERS’ EQUITY	1,491,364	1,729,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,563,176	$2,850,997

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
OPERATING ACTIVITIES:
Net Income (Loss)	$(10,794)	$4,167
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	118,762	120,313
Loss on Disposal / Write-off of Assets	2,340	2,338
Lessor Construction Allowances	2,753	13,296
Amortization of Deferred Lease Credits	(21,053)	(20,940)
Deferred Taxes	(15,027)	(26,227)
Share-Based Compensation	11,470	26,950
Changes in Assets and Liabilities:
Inventories	(19,729)	(207,674)
Accounts Payable and Accrued Expenses	(28,245)	(48,055)
Income Taxes	(49,769)	(73,681)
Other Assets	(1,540)	(196)
Other Liabilities	(13,498)	989
NET CASH USED FOR OPERATING ACTIVITIES	(24,330)	(208,720)
INVESTING ACTIVITIES:
Capital Expenditures	(80,853)	(81,231)
Other Investing	—	(5,312)
NET CASH USED FOR INVESTING ACTIVITIES	(80,853)	(86,543)
FINANCING ACTIVITIES:
Excess Tax Benefit from Share-Based Compensation	278	2,370
Proceeds from Share-Based Compensation	104	191
Purchase of Treasury Stock	(210,000)	(115,806)
Repayments of Borrowings	(7,500)	(7,500)
Proceeds from Borrowings	60,000	150,000
Change in Outstanding Checks and Other	(157)	(3,756)
Dividends Paid	(29,221)	(31,364)
NET CASH USED FOR FINANCING ACTIVITIES	(186,496)	(5,865)
EFFECT OF EXCHANGE RATES ON CASH	2,303	(7,354)
NET DECREASE IN CASH AND EQUIVALENTS:	(289,376)	(308,482)
Cash and Equivalents, Beginning of Period	600,116	643,505
CASH AND EQUIVALENTS, END OF PERIOD	$310,740	$335,023
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$(1,931)	$(598)

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

The Consolidated Financial Statements as of August 2, 2014 and for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2013 filed with the SEC on March 31, 2014. The February 1, 2014 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2014.

The thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 include the correction of certain errors relating to prior years. The impact of amounts recorded out-of-period resulted in a decrease in pre-tax income of $1.4 million for the thirteen weeks ended August 2, 2014, and an increase in pre-tax loss of $2.9 million for the twenty-six weeks ended August 2, 2014. The impact of amounts recorded out-of-period resulted in a reduction of pre-tax expense of $4.5 million for the thirteen week period ended August 3, 2013 and a reduction of pre-tax expense of $5.5 million and an unrelated tax charge of $1.2 million for the twenty-six week period ended August 3, 2013. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

The Consolidated Financial Statements as of August 2, 2014 and for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.

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

The U.S. Stores reportable segment includes the results of store operations in the United States and Puerto Rico. The International Stores reportable segment includes the results of store operations in Canada, Europe, Asia, Australia and the Middle East. The Direct-to-Consumer reportable segment includes the results of operations directly associated with on-line operations, both U.S. and international.

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

The following table provides the Company’s segment information for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013.

(in thousands)	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
Thirteen Weeks Ended August 2, 2014
Net Sales	$449,202	$267,881	$173,522	$890,605	$—	$890,605
Operating Income (Loss) (2)	50,698	64,393	54,862	169,953	(150,460)	19,493
Thirteen Weeks Ended August 3, 2013
Net Sales	$504,674	$286,727	$154,297	$945,698	$—	$945,698
Operating Income (Loss)(3)	58,871	66,647	55,008	180,526	(161,361)	19,165
Twenty-Six Weeks Ended August 2, 2014
Net Sales	$848,350	$520,763	$343,920	$1,713,033	$—	$1,713,033
Operating Income (Loss) (4)	81,982	107,116	111,094	300,192	(312,205)	(12,013)
Twenty-Six Weeks Ended August 3, 2013
Net Sales	$953,290	$544,161	$287,016	$1,784,467	$—	$1,784,467
Operating Income (Loss)(3)	98,693	120,180	111,191	330,064	(324,820)	5,244

(1)
Includes corporate functions not dedicated to an individual store or direct-to-consumer operations such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead.

(2)
Includes charges related to the restructuring of the Gilly Hicks brand and the Company's profit improvement initiative of which $1.2 million is included in International Stores, $0.5 million is included in U.S. Stores and $0.7 million is included in Other for the thirteen week period ended August 2, 2014.

(3)	Includes charges related to the Company's profit improvement initiative of which $2.6 million is included in Other for the thirteen and twenty-six week periods ended August 3, 2013.

(4)
Includes charges related to the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters of which $8.1 million is included in International Stores and $9.9 million is included in Other; and $0.4 million of income is included in U.S. stores for the twenty-six week period ended August 2, 2014.

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Direct-to-consumer net sales are reported by geographic area based on the location of the customer.

Brand Information

Net Sales by brand were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Abercrombie & Fitch	$349,610	$356,676	$667,428	$681,424
abercrombie	70,896	75,955	139,357	149,178
Hollister	464,579	488,462	886,212	909,695
Gilly Hicks	5,520	24,605	20,036	44,170
Total	$890,605	$945,698	$1,713,033	$1,784,467

Geographic Information

Net Sales by geographic area were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
United States	$546,245	$597,259	$1,050,641	$1,132,156
Europe	248,396	267,764	484,010	504,418
Other	95,964	80,675	178,382	147,893
Total	$890,605	$945,698	$1,713,033	$1,784,467

3. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $6.1 million and $11.4 million for the thirteen and twenty-six week periods ended August 2, 2014, respectively, and $13.6 million and $27.0 million for the thirteen and twenty-six week periods ended August 3, 2013, respectively. The Company also recognized tax benefits related to share-based compensation expense of $2.3 million and $4.3 million for the thirteen and twenty-six week periods ended August 2, 2014, respectively, and $5.2 million and $10.2 million for the thirteen and twenty-six week periods ended August 3, 2013, respectively.

Stock Options

The Company did not grant any stock options during the twenty-six week periods ended August 2, 2014 or August 3, 2013.
Below is a summary of stock option activity for the twenty-six weeks ended August 2, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	532,400	$65.37
Granted	—	—
Exercised	(5,000)	31.07
Forfeited or expired	(3,800)	78.65
Outstanding at August 2, 2014	523,600	$65.60	$1,108,040	2.7
Stock options exercisable at August 2, 2014	523,600	$65.60	$1,108,040	2.7

The total intrinsic value of stock options which were exercised during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was insignificant.

The grant date fair value of stock options which vested during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was zero.

As of August 2, 2014, all compensation cost related to outstanding stock options had been fully recognized.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended August 2, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	8,982,959	$40.76
Granted	393,400	38.64
Exercised	(92,475)	26.92
Forfeited or expired	(47,200)	45.25
Outstanding at August 2, 2014	9,236,684	$40.78	$39,358,715	3.2
Stock appreciation rights exercisable at August 2, 2014	8,397,009	$40.42	$39,127,225	2.7
Stock appreciation rights expected to become exercisable in the future as of August 2, 2014	760,700	$44.70	$207,425	8.7

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the twenty-six week periods ended ended August 2, 2014 and August 3, 2013, were as follows:

	Executive Officers other than the CEO		All Other Associates
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Grant date market price	$37.85	$46.57	$38.62	$45.85
Exercise price	$38.44	$46.57	$38.62	$45.85
Fair value	$14.04	$20.34	$13.58	$16.98
Assumptions:
Price volatility	50%	61%	50%	54%
Expected term (years)	4.9	4.7	4.1	4.1
Risk-free interest rate	1.6%	0.7%	1.4%	0.6%
Dividend yield	2.0%	1.8%	1.9%	1.8%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of August 2, 2014, there was $11.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

The total intrinsic value of stock appreciation rights exercised during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was $1.5 million and $8.5 million, respectively. The grant date fair value of stock appreciation rights which vested during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was $7.2 million and $19.7 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units with performance and/or service vesting conditions for the twenty-six weeks ended August 2, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	1,426,579	$46.00
Granted (1)	616,825	33.83
Vested	(338,143)	48.49
Forfeited	(140,579)	43.60
Unvested at August 2, 2014	1,564,682	$40.45

(1)
Includes 158,922 shares, which represents "target performance," related to grants of restricted stock units with performance vesting conditions at their targeted vesting amount. The number of shares that ultimately are earned can vary from 0% - 200% of target depending on the level of achievement of performance criteria.

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

Restricted stock units with only service vesting conditions and restricted stock units with fixed performance vesting thresholds without graded vesting features are expensed on a straight-line basis over the total requisite service period, net of forfeitures. Restricted stock units with annually determined vesting thresholds are expensed on a graded vesting basis, net of forfeitures. As of August 2, 2014, there was $36.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with performance and/or service conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

The total fair value of restricted stock units with service and/or performance vesting conditions granted during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was $20.9 million and $27.9 million, respectively. The total grant date fair value of restricted stock units with service and/or performance vesting conditions which vested during the twenty-six week periods ended August 2, 2014 and August 3, 2013 was $16.4 million and $14.0 million, respectively.

The following table summarizes activity for restricted stock units with market vesting conditions for the twenty-six weeks ended August 2, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	—	$—
Granted (1)	79,458	45.02
Vested	—	—
Forfeited	(1,666)	46.86
Unvested at August 2, 2014	77,792	$44.98

(1)	Reflects the target vesting amount granted. However, the number of shares that ultimately are earned can vary from 0% - 200% of target depending on market performance.

The fair value of restricted stock units with market vesting conditions is calculated using a Monte Carlo simulation. The weighted-average assumptions used in the Monte Carlo simulation during the twenty-six week period ended August 2, 2014 , were as follows:

	Chief Executive Officer	Other Executive Officers
Grant date market price	$38.50	$38.50
Fair value	$43.96	$46.86
Assumptions:
Price volatility	50%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.8%	0.8%
Dividend yield	2.1%	2.1%

Restricted stock units with market vesting conditions without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures. As of August 2, 2014, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with market vesting conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 13 months.

The total fair value of restricted stock units with market vesting conditions granted during the twenty-six week period ended August 2, 2014 was $3.6 million.

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of Common Stock.

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(30,864)	(25,918)	(29,841)	(25,447)
Weighted-Average—Basic Shares	72,436	77,382	73,459	77,853
Dilutive effect of share-based compensation awards	1,320	1,885	—	1,856
Weighted-Average—Diluted Shares	73,756	79,267	73,459	79,709
Anti-Dilutive Shares (1)	5,662	3,613	11,403	3,580

(1)
Reflects the number of shares subject to outstanding share-based compensation awards but excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive.

On February 27, 2014, A&F entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution in order to repurchase shares of A&F's Common Stock during the term of the ASR Agreement which extended through April 2014. Pursuant to the ASR Agreement, A&F paid $150 million and, in exchange, 3.1 million shares were initially delivered to A&F and accounted for as a reduction to stockholders' equity. The transaction contemplated by the ASR Agreement was completed during the first quarter, at which time A&F received 0.7 million additional shares. The total number of shares delivered upon settlement of the ASR Agreement was based upon the volume weighted average price of the A&F’s Common Stock over the term of the ASR Agreement, less an agreed discount.

During the second quarter of Fiscal 2014, A&F repurchased approximately 1.5 million additional shares of A&F’s Common Stock in the open market at a market value of approximately $60 million.

5. CASH AND EQUIVALENTS

Cash and equivalents consisted of:

(in thousands)	August 2, 2014	February 1, 2014
Cash and equivalents:
Cash	$307,096	$452,116
Cash equivalents	3,644	148,000
Total cash and equivalents	$310,740	$600,116

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, all of which with original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $16.8 million on August 2, 2014 and $26.7 million on February 1, 2014. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

6. RABBI TRUST ASSETS

Investments consisted of the following:

(in thousands)	August 2, 2014	February 1, 2014
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$91,820	$90,198
Money market funds	24	24
Total Rabbi Trust assets	$91,844	$90,222

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen week periods ended August 2, 2014 and August 3, 2013, and $1.6 million for each of the twenty-six week periods ended August 2, 2014 and August 3, 2013, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of August 2, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (1)	$3,668	$—	$—	$3,668
Derivative financial instruments	—	1,700	—	1,700
Total assets measured at fair value	$3,668	$1,700	$—	$5,368
LIABILITIES:
Derivative financial instruments	—	1,176	—	1,176
Total liabilities measured at fair value	$—	$1,176	$—	$1,176

(1) Includes $3.6 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were insignificant.

	Assets and Liabilities at Fair Value as of February 1, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds (2)	$148,024	$—	$—	$148,024
Derivative financial instruments	—	969	—	969
Total assets measured at fair value	$148,024	$969	$—	$148,993
LIABILITIES:
Derivative financial instruments	—	2,555	—	2,555
Total liabilities measured at fair value	$—	$2,555	$—	$2,555

(2) Includes $148.0 million of money market funds included in Cash and Equivalents. Amounts held in the Rabbi Trust were insignificant.

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under its 2011 and 2012 Credit Agreements are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount of borrowings outstanding under the 2012 Term Loan Agreement approximated fair value, and was $127.5 million and $135.0 million, as of August 2, 2014 and February 1, 2014, respectively. The carrying amount of borrowings outstanding under the 2011 Credit Agreement approximated fair value, and was $60 million as of August 2, 2014. No borrowings were outstanding under the 2011 Credit Agreement as of February 1, 2014. See Note 12, "BORROWINGS," for further discussion of the 2011 Credit Agreement and the 2012 Term Loan Agreement.

8. INVENTORIES

Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market reserve for inventory was $13.7 million and $22.1 million at August 2, 2014 and February 1, 2014, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $9.6 million and $13.6 million at August 2, 2014 and February 1, 2014, respectively.

The inventory balance, net of reserves, was $550.2 million and $530.2 million at August 2, 2014 and February 1, 2014, respectively. These balances included inventory in transit balances of $58.3 million and $76.4 million at August 2, 2014 and February 1, 2014, respectively. Inventory in transit is merchandise considered to be owned by the Company that has not yet been received at a Company distribution center.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of (in thousands):

	August 2, 2014	February 1, 2014
Property and equipment, at cost	$2,903,968	$2,885,712
Accumulated depreciation and amortization	(1,805,728)	(1,754,371)
Property and equipment, net	$1,098,240	$1,131,341

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.

In accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures,” store-related assets are considered level 3 assets in the fair value hierarchy. Fair values are determined at the store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, and impairment charges are taken, the market exit price based on historical experience is used to determine the fair value by asset type. Significant unobservable inputs of store-related assets will be disclosed when required due to impairment. There were no impairments during the twenty-six week periods ended August 2, 2014 and August 3, 2013.

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $51.2 million and $52.3 million of construction project assets in Property and Equipment, Net at August 2, 2014 and February 1, 2014, respectively.

10. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following (in thousands):

	August 2, 2014	February 1, 2014
Deferred lease credits	$529,521	$543,040
Amortized deferred lease credits	(369,446)	(366,076)
Total deferred lease credits, net	$160,075	$176,964

11. INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items occurring during the quarter. The effective tax rates for the thirteen weeks ended August 2, 2014 and August 3, 2013 were 26.3% and 34.7%, respectively. The effective tax rates for the twenty-six weeks ended August 2, 2014 and August 3, 2013 were 32.7% and a benefit of 123.3%, respectively. The second quarter Fiscal 2014 effective tax rate reflects a benefit in the effective tax rate primarily as a result of the application of the estimated full year tax rate to year-to-date results. The Fiscal 2013 year-to-date effective tax rate reflects a benefit resulting from the settlement of certain state tax audits recorded on a discrete basis for the thirteen weeks ended May 4, 2013.

Income taxes paid directly to taxing authorities, net of refunds received, for the thirteen weeks ended August 2, 2014 and August 3, 2013 were approximately $4.2 million and $6.4 million, respectively. Income taxes paid directly to taxing authorities, net of refunds received, for the twenty-six weeks ended August 2, 2014 and August 3, 2013 were approximately $61.3 million and $108.2 million, respectively. These amounts include payments and refunds for income and withholding taxes incurred related to the current year and prior years.

12. BORROWINGS

In 2011, the Company entered into an unsecured credit agreement (the “2011 Credit Agreement”) which, as amended most recently on November 4, 2013, provided for a $350 million revolving credit facility. No borrowings were outstanding under the 2011 Credit Agreement as of February 1, 2014. In June 2014, the Company drew down $60 million under the 2011 Credit Agreement. The interest rate on borrowings under the 2011 Credit Agreement was 1.44% as of August 2, 2014. Stand-by letters of credit outstanding under this credit agreement were $9.2 million as of August 2, 2014.

In 2012, the Company entered into a term loan agreement (the “2012 Term Loan Agreement” and, together with the 2011 Credit Agreement, the “2011 and 2012 Credit Agreements”) which, as amended most recently on November 4, 2013, provided for a $150 million term loan facility. The Company had $127.5 million and $135.0 million in borrowings outstanding under the 2012 Term Loan Agreement as of August 2, 2014 and February 1, 2014, respectively. The interest rate on borrowings under the 2012 Term Loan Agreement was 1.91% and 2.16% as of August 2, 2014 and February 1, 2014, respectively.

Total interest expense and fees associated with the 2011 and 2012 Credit Agreements were $1.3 million and $1.1 million for the thirteen week periods ended August 2, 2014 and August 3, 2013, respectively, and $2.7 million and $2.1 million for the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively.

The Company was in compliance with the applicable ratio requirements and other covenants under the 2011 and 2012 Credit Agreements as of August 2, 2014. Subsequent to the end of the second quarter, on August 7, 2014, in connection with the Company entering into new credit agreements, all amounts outstanding under the 2011 and 2012 Credit Agreements were repaid in full, and the 2011 and 2012 Credit Agreements were terminated. The new credit agreements are discussed below.

Asset-Based Revolving Credit Facility and Term Loan Facility

Subsequent to the end of the second quarter, on August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement. The agreement provides for a senior secured revolving credit facility of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “Credit Facilities”). A portion of the proceeds of the Term Loan Facility were used to repay the outstanding balance of approximately $127.5 million under the Company’s 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company’s 2011 Credit Agreement and to pay fees and expenses associated with the transaction. The balance of the proceeds of the Term Loan Facility will be used for working capital and general corporate purposes, including potential share repurchases in accordance with the Company's previously announced stock repurchase authorizations.

Maturity, Amortization and Prepayments

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and will amortize at a rate equal to 0.25% of the original principal per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights.

Guarantees and Security

All obligations under the Credit Facilities are unconditionally guaranteed by A&F and certain of its subsidiaries. The ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of accounts receivable, inventory and certain other assets. The Term Loan Facility is secured by a second-priority security interest in the same collateral, with certain exceptions. The Term Loan Facility is also secured by a first priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property. The ABL Facility is secured by a second-priority security interest in the same collateral.

Interest and Fees

Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility.

Representations, Warranties and Covenants

The Facilities contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of A&F and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to the greater of 10% of the loan cap and $30 million must be maintained under the ABL Facility. The Credit Facilities do not otherwise contain financial maintenance covenants.

13. LEASEHOLD FINANCING OBLIGATIONS

As of August 2, 2014 and February 1, 2014, the Company had $59.9 million and $60.7 million , respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is deemed to be involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, that portion of the rental payments under the lease is recognized as a reduction of the financing obligation and interest expense.

Total interest expense related to leasehold financing obligations was $1.6 million for each of the thirteen week periods ended August 2, 2014 and August 3, 2013, respectively. Total interest expense related to leasehold financing obligations was $3.2 million and $3.3 million for the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively.

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. As of August 2, 2014, the typical length of time over which forecasted foreign-currency-denominated inter-company inventory sales were hedged was 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the remaining unrealized gains or losses related to foreign-currency-denominated inter-company inventory sales that have occurred as of August 2, 2014 will be recognized in cost of goods sold over the following two months at the values at the date the inventory was sold to the respective subsidiary.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of August 2, 2014, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$104,159
British Pound	$44,591
Canadian Dollar	$14,171

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of August 2, 2014.

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

As of August 2, 2014, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Swiss Franc	$10,531
Euro	$5,384

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of August 2, 2014.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of August 2, 2014 and February 1, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	August 2, 2014	February 1, 2014	Balance Sheet Location	August 2, 2014	February 1, 2014
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$1,688	$691	Other Liabilities	$1,134	$2,503
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$12	$278	Other Liabilities	$42	$52
Total	Other Current Assets	$1,700	$969	Other Liabilities	$1,176	$2,555

Refer to Note 7, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income, Net	$459	$(44)	$(229)	$1,260

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands)	August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Currency Exchange Forward Contracts	$3,888	$1,493	Cost of Goods Sold	$(1,922)	$952	Other Operating Income, Net	$167	$79

	Twenty-Six Weeks Ended
(in thousands)	August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Currency Exchange Forward Contracts	$(1,136)	$11,262	Cost of Goods Sold	$(3,355)	$223	Other Operating Income, Net	$170	$176

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from OCI into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss), for the thirteen and twenty-six weeks ended August 2, 2014 was as follows:

	Thirteen Weeks Ended August 2, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at May 3, 2014	$(5,295)	$(3,885)	$(9,180)
Other comprehensive income (loss) before reclassifications	3,888	(11,292)	(7,404)
Reclassified from accumulated other comprehensive income (loss) (1)	1,922	—	1,922
Tax effect on derivative financial instruments	(407)	—	(407)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	5,403	(11,292)	(5,889)
Ending balance at August 2, 2014	$108	$(15,177)	$(15,069)

	Twenty-Six Weeks Ended August 2, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	(1,136)	3,574	2,438
Reclassified from accumulated other comprehensive income (loss) (1)	3,355	—	3,355
Tax effect on derivative financial instruments	55	—	55
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	2,274	3,574	5,848
Ending balance at August 2, 2014	$108	$(15,177)	$(15,069)

(1)
For the thirteen and twenty-six weeks ended August 2, 2014, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive income (loss), for the thirteen and twenty-six weeks ended August 3, 2013 was as follows:

	Thirteen Weeks Ended August 3, 2013
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at May 4, 2013	$2,275	$(23,328)	$(21,053)
Other comprehensive income (loss) before reclassifications(2)	1,493	(2,229)	(736)
Reclassified from accumulated other comprehensive income (loss)(2)(3)	(952)	—	(952)
Tax effect on derivative financial instruments(2)	(177)	—	(177)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	364	(2,229)	(1,865)
Ending balance at August 3, 2013	$2,639	$(25,557)	$(22,918)

	Twenty-Six Weeks Ended August 3, 2013
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 2, 2013	$(7,220)	$(6,068)	$(13,288)
Other comprehensive income (loss) before reclassifications(2)	11,262	(19,489)	(8,227)
Reclassified from accumulated other comprehensive income (loss)(2)(3)	(223)	—	(223)
Tax effect on derivative financial instruments(2)	(1,180)	—	(1,180)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	9,859	(19,489)	(9,630)
Ending balance at August 3, 2013	$2,639	$(25,557)	$(22,918)

(2)	Fiscal 2013 amounts have been presented gross of tax, with the corresponding tax effect presented separately, to conform to Fiscal 2014 presentation.

(3)
For the thirteen and twenty-six weeks ended August 3, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89 million, of which $0.4 million and $6.1 million of charges, primarily related to lease terminations, was recognized during the thirteen and twenty-six weeks ended August 2, 2014, respectively.

Below is a summary of the aggregate pre-tax charges incurred from the announcement on November 1, 2013 through August 2, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$48,221
Asset Impairment	37,940
Other	1,392
Total Charges (1)	$87,553

(1)
As of August 2, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50 million for the U.S. Stores segment and $37.6 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.6 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of August 2, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred	11,361
Cash Payments	(46,588)
Accrued Liability as of August 2, 2014	$7,280

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

18. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the potential impact of this standard.

In June 2014, FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," which amends ASC 718, "Compensation—Stock Compensation." The amendment provides guidance on the treatment of shared-based payments awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

19. SUBSEQUENT EVENTS

On August 7, 2014, the Company, completed the previously announced refinancing of its credit facilities. See Note 12, “BORROWINGS,” for further discussion of the new credit facilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. as of August 2, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013 and the consolidated statements of cash flows for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013. These interim financial statements are the responsibility of the Company’s management.

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
September 5, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a specialty retailer that operates stores in North America, Europe, Asia, Australia and the Middle East and direct-to-consumer operations in North America and Europe that service its brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through direct-to-consumer operations and Hollister stores under the Gilly Hicks brand.

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

RESULTS OF OPERATIONS

During the second quarter of Fiscal 2014, net sales decreased 6% to $890.6 million from $945.7 million for the second quarter of Fiscal 2013. The gross profit rate for the second quarter of Fiscal 2014 was 62.1% compared to 63.9% for the second quarter of Fiscal 2013. Operating income was $19.5 million for the second quarter of Fiscal 2014 compared to $19.2 million for the second quarter of Fiscal 2013. The Company had net income of $12.9 million and net income per diluted share of $0.17 for the second quarter of Fiscal 2014 compared to net income of $11.4 million and net income per diluted share of $0.14 for the second quarter of Fiscal 2013.

During the Fiscal 2014 year-to-date period, net sales decreased 4% to $1.713 billion from $1.784 billion for the comparable period of Fiscal 2013. The gross profit rate for the Fiscal 2014 year-to-date period was 62.1% compared to 64.9% for the comparable period of Fiscal 2013. The Company reported an operating loss of $12.0 million for the Fiscal 2014 year-to-date period compared to operating income of $5.2 million for the comparable period of Fiscal 2013. The Company had a net loss of $10.8 million and net loss per diluted share of $0.15 for the Fiscal 2014 year-to-date period compared to net income of $4.2 million and net income per diluted share of $0.05 for the comparable period of Fiscal 2013.

Excluding charges related to the Gilly Hicks brand restructuring and the Company's profit improvement initiative, the Company reported adjusted non-GAAP net income of $14.1 million and adjusted non-GAAP net income per diluted share of $0.19 for the thirteen weeks ended August 2, 2014. For the twenty-six weeks ended August 2, 2014, the Company reported adjusted non-GAAP net income of $1.1 million and adjusted non-GAAP net income per diluted share of $0.01.

The Company believes that the non-GAAP financial measures discussed above are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the impact of charges related to the Gilly Hicks brand restructuring, the Company's profit improvement initiative, and legal, advisory and other charges related to certain corporate governance matters. These non-GAAP financial measures should not be used as alternatives to operating income (loss), net income (loss), or net income (loss) per diluted share and are also not intended to be indicators of the ongoing operating performance of the Company or to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013.

	August 2, 2014			August 3, 2013
(in thousands, except per share amounts)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share
Thirteen Weeks Ended
GAAP	$19,493	$12,877	$0.17	$19,165	$11,370	$0.14
Excluded Charges (1)	2,383	1,185	0.02	2,575	1,682	0.02
Non-GAAP	$21,876	$14,062	$0.19	$21,740	$13,052	$0.16
Twenty-Six Weeks Ended
GAAP	$(12,013)	$(10,794)	$(0.15)	$5,244	$4,167	$0.05
Excluded Charges (2)	17,981	11,877	0.16	2,575	1,682	0.02
Non-GAAP	$5,968	$1,083	$0.01	$7,819	$5,849	$0.07

(1)
Excluded charges for the thirteen weeks ended August 2, 2014 include $0.4 million in pre-tax charges related to restructuring of the Gilly Hicks brand and $2.0 million in pre-tax charges related to the Company's profit improvement initiative. Excluded charges for the thirteen weeks ended August 3, 2013 include $2.6 million in pre-tax charges related to the Company's profit improvement initiative.

(2)
Excluded charges for the twenty-six weeks ended August 2, 2014 include $6.1 million in pre-tax charges related to restructuring of the Gilly Hicks brand, $5.0 million in pre-tax charges related to the Company's profit improvement initiative and $6.9 million in pre-tax charges for legal, advisory and other charges related to certain corporate governance matters. Excluded charges for the twenty-six weeks ended August 3, 2013 include $2.6 million in pre-tax charges related to the Company's profit improvement initiative.

As of August 2, 2014, the Company had $310.7 million in cash and equivalents, and $127.5 million and $60.0 million in borrowings outstanding under its term loan facility and revolving credit facility, respectively. Net cash used for operating activities was $24.3 million for the twenty-six weeks ended August 2, 2014, primarily related to inventory and income taxes. The Company also used cash of $80.9 million for capital expenditures, $210.0 million to repurchase approximately 5.4 million shares of A&F’s Common Stock and $29.2 million for dividends paid during the twenty-six weeks ended August 2, 2014.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following table presents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	37.9%	36.1%	37.9%	35.1%
GROSS PROFIT	62.1%	63.9%	62.1%	64.9%
Stores and Distribution Expense	47.9%	49.9%	49.2%	51.6%
Marketing, General and Administrative Expense	12.5%	12.4%	13.7%	13.2%
Restructuring Charges	—%	—%	0.4%	—%
Other Operating Income, Net	(0.5)%	(0.4)%	(0.5)%	(0.2)%
OPERATING INCOME (LOSS)	2.2%	2.0%	(0.7)%	0.3%
Interest Expense, Net	0.2%	0.2%	0.2%	0.2%
INCOME (LOSS) BEFORE TAXES	2.0%	1.8%	(0.9)%	0.1%
Tax Expense (Benefit)	0.6%	0.6%	(0.3)%	(0.1)%
NET INCOME (LOSS)	1.4%	1.2%	(0.6)%	0.2%

Financial Summary
The following summarized financial and statistical data compare the thirteen and twenty-six week periods ended August 2, 2014 to the thirteen and twenty-six week periods ended August 3, 2013:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales by segment (millions)	$890.6	$945.7	$1,713.0	$1,784.5
U.S. Stores	$449.2	$504.7	$848.3	$953.3
International Stores	$267.9	$286.7	$520.8	$544.2
Direct-to-Consumer	$173.5	$154.3	$343.9	$287.0
Net sales as a % of total sales
U.S. Stores	50%	54%	50%	53%
International Stores	30%	30%	30%	31%
Direct-to-Consumer	20%	16%	20%	16%
Net sales by brand (millions)	$890.6	$945.7	$1,713.0	$1,784.5
Abercrombie & Fitch	$349.6	$356.6	$667.4	$681.6
abercrombie	$70.9	$76.0	$139.4	$149.0
Hollister	$464.6	$488.5	$886.2	$909.7
Gilly Hicks**	$5.5	$24.6	$20.0	$44.2
Increase (decrease) in comparable sales*	(7)%	(10)%	(6)%	(12)%
Abercrombie & Fitch	(1)%	(6)%	(1)%	(10)%
abercrombie	(6)%	(3)%	(6)%	(4)%
Hollister	(10)%	(13)%	(9)%	(15)%
Increase (decrease) in comparable sales by geography*
U.S.	(5)%	(11)%	(5)%	(13)%
International	(9)%	(7)%	(7)%	(11)%
Increase (decrease) in comparable sales by channel*
Total Stores	(11)%	(14)%	(11)%	(15)%
Direct-to-Consumer	11%	13%	19%	4%

*
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales.

**	Net sales reflects the activity of stores open during the period and direct-to-consumer sales.

CURRENT TRENDS AND OUTLOOK

In what continues to be a difficult teen retail environment, we exceeded our earnings expectations coming into the quarter through continued tight expense management and savings from our profit improvement initiative. Total Company comparable sales for the quarter were down 7%, with U.S. comparable store sales down 8% and international comparable store sales down 16%. Direct-to-consumer comparable sales were positive in the second quarter, but by a lower percentage than in the first quarter. We are encouraged by essentially flat Abercrombie & Fitch brand sales for the second consecutive quarter and sequential improvement in comparable sales trends for our U.S. stores.

We remain focused on returning to top-line growth and driving long-term value for stockholders.

Over the past quarter we made progress in evolving the fashion component of our assortment, which is particularly visible in our back-to-school floorset. While our moose and seagull icons will continue to be prominent fixtures in our assortment for the A&F and Hollister brands, respectively, we are working to significantly reduce the presence of more conspicuous "cross-chested" logo from our assortment, reflecting a trend shift away from logo, particularly in the U.S. We are confident that continued evolution of our assortment will drive improvements as we move forward, with the objective being improved productivity and margins.

We continue to focus on increasing brand engagement through enhanced marketing campaigns. These campaigns include more digital content around our newest product and key trends and a re-designed Hollister website for back-to-school. Our core merchandising and marketing initiatives are critical to our efforts to improve productivity levels, and we remain confident that these initiatives are on the right track for the long-term.

In addition to the digital and online campaigns mentioned above, we are pleased with the results of a Hollister storefront remodel test and we are working on a storefront remodel test for our Abercrombie & Fitch stores.

In the second quarter we realized incremental benefits from our profit improvement initiative which exceeded our expectations. We now expect total savings from our profit improvement initiative to exceed $200 million. As we have stated previously, these savings will be partially offset by an approximately $30 million increase in marketing expenditures in 2014.

Growing our DTC business is a key component of our long-term strategy. We are on track to launch localized websites and in-country fulfillment in China and regional fulfillment from Hong Kong for other Asian countries in September 2014, giving us local or regional fulfillment coverage of all of our major markets in North America, Europe and Asia. We also expect to open a Hollister store on Tmall in China in the third quarter, to launch a localized website in Japan in the second half of 2014, and to launch in-country e-commerce fulfillment in Japan next year.

Turning to omnichannel, order-in-store is on track to be completed for our U.S. stores during the third quarter. In addition, our ship-from-store pilot is moving forward, with a roll-out planned for approximately half of our U.S. fleet early in the fourth quarter. Other omnichannel capabilities being developed include reserve-in-store and in-store-pickup, which we expect to activate in 2015. The combination of our technology and investment in international fulfillment positions us well to roll out omnichannel capabilities as they increase in relevance in our international markets. In the near term, we see the U.K. being our highest priority market.

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

Looking forward, we expect 2014 full year adjusted non-GAAP diluted earnings per share to be in the range of $2.15 to $2.35. This guidance is based on the assumption that full year total comparable sales will be down by a mid-single-digit percentage and a gross margin rate for the full year that is down slightly compared to Fiscal 2013.

The guidance includes an increase in interest expense associated with the refinancing of our credit facilities and includes a full year effective tax rate in the mid 30's. The guidance also assumes a weighted average share count of approximately 73.6 million shares. The guidance does not include the effect of variability in the tax rate and the effect of additional share repurchases.

The above guidance does not include charges related to the Gilly Hicks restructuring, the Company's profit improvement initiative, certain corporate governance matters, or other potential impairment and store closure charges.

SECOND QUARTER AND YEAR-TO-DATE RESULTS

Net Sales

Net sales for the second quarter of Fiscal 2014 were $890.6 million, a decrease of 6% from net sales of $945.7 million during the second quarter of Fiscal 2013. The net sales decrease was primarily attributable to a 7% decrease in total comparable sales. Including direct-to-consumer, U.S. sales decreased 9% to $546.2 million and international sales decreased 1% to $344.4 million. The impact of changes in foreign currency benefited sales by approximately $13.1 million for the thirteen weeks ended August 2, 2014 (based on converting prior year sales at current year exchange rates).

Year-to-date net sales in Fiscal 2014 were $1.713 billion, a decrease of 4% from net sales of $1.784 billion during the year-to-date period in Fiscal 2013. The net sales decrease was attributable to a 6% decrease in total comparable sales. Including direct-to-consumer sales, U.S. sales decreased 7% to $1.051 billion and international sales increased 2% to $662.4 million. The impact of changes in foreign currency benefited sales by approximately $24.8 million for the twenty-six weeks ended August 2, 2014.

By brand, comparable sales for the second quarter of Fiscal 2014 , including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 1%, abercrombie kids decreased 6% and Hollister decreased 10%. Across the brands, male and female performed comparably.

Total comparable sales for the quarter, including direct-to-consumer sales, decreased 7% with comparable U.S. sales decreasing 5% and comparable international sales decreasing 9%. Within the quarter, comparable sales were weakest in June.

Direct-to-consumer sales, including shipping and handling revenue, for the second quarter of Fiscal 2014 were $173.5 million, an increase of 12% from Fiscal 2013 second quarter direct-to-consumer sales of $154.3 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 19.5% of total net sales in the second quarter of Fiscal 2014 compared to 16.3% in the second quarter of Fiscal 2013.

Direct-to-consumer sales, including shipping and handling revenue, for the Fiscal 2014 year-to-date period were $343.9 million, an increase of 20% from Fiscal 2013 year-to-date direct-to-consumer sales of $287.0 million. The direct-to-consumer business, including shipping and handling revenue, accounted for 20.1% of total net sales for the year-to-date period of Fiscal 2014 compared to 16.1% in the Fiscal 2013 year-to-date period.

Gross Profit

Gross profit for the second quarter of Fiscal 2014 was $553.0 million compared to $604.1 million for the comparable period in Fiscal 2013. The gross profit rate (gross profit divided by net sales) for the second quarter of Fiscal 2014 was 62.1%, down 180 basis points from the second quarter of Fiscal 2013 rate of 63.9%.

Year-to-date gross profit for Fiscal 2014 was $1.065 billion compared to $1.157 billion for the comparable period in Fiscal 2013. The gross profit rate for the year-to-date period of Fiscal 2014 was 62.1%, down 280 basis points from the year-to-date period of Fiscal 2013 rate of 64.9%.

The decrease in the gross profit rate for both the second quarter and year-to-date period was primarily driven by increased promotional activity, including shipping promotions in the direct-to-consumer business, and a higher sales mix of fall clearance merchandise during the first quarter.

Stores and Distribution Expense

Stores and distribution expense for the second quarter of Fiscal 2014 was $426.3 million, down from $471.7 million for the comparable period in Fiscal 2013. The stores and distribution expense rate for the quarter was 47.9% of net sales, down 200 basis points from last year, driven primarily by savings in store payroll partially offset by higher direct-to-consumer expense and $1.2 million of charges related to the profit improvement initiative.

Stores and distribution expense for the Fiscal 2014 year-to-date period was $843.9 million compared to $920.8 million for the comparable period in Fiscal 2013. The store and distribution expense rate for the year-to-date period of Fiscal 2014 was 49.2%

of net sales, down 240 basis points from last year, driven primarily by savings in store payroll partially offset by higher direct-to-consumer expense and $2.0 million of charges related to the profit improvement initiative.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $24.0 million for the thirteen weeks ended August 2, 2014 compared to $19.4 million for the thirteen weeks ended August 3, 2013 and $45.6 million for the twenty-six weeks ended August 2, 2014 compared to $34.2 million for the twenty-six weeks ended August 3, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $14.4 million for each of the thirteen week periods ended August 2, 2014 and August 3, 2013, and $27.6 million for the twenty-six weeks ended August 2, 2014 compared to $26.0 million for the twenty-six weeks ended August 3, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the second quarter of Fiscal 2014 was $111.0 million, a 6% decrease from $117.6 million during the same period in Fiscal 2013. Marketing, general and administrative expense included $0.8 million and $2.6 million of charges related to the profit improvement initiative for the second quarter of Fiscal 2014 and Fiscal 2013, respectively.

Marketing, general and administrative expense during the Fiscal 2014 year-to-date period was $234.6 million compared to $236.4 million during the same period in Fiscal 2013. Marketing, general and administrative expense included $3.0 million of charges related to the profit improvement initiative and $6.9 million of charges related to legal, advisory and other charges related to certain corporate governance matters for the Fiscal 2014 year-to-date period, and $2.6 million of charges related to profit improvement initiative for the same period in Fiscal 2013. Excluding these charges, marketing, general and administrative expense in Fiscal 2014 was $224.6 million compared to $233.8 million for Fiscal 2013, a decrease of 4% from last year.

The decrease in marketing, general and administrative expense for both the thirteen and twenty-six weeks ended August 2, 2014 was driven primarily by a decrease in compensation expense, partially offset by an increase in marketing expense.

Restructuring Charges

Restructuring charges associated with the closure of the Gilly Hicks stand-alone stores were $0.4 million and $6.1 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively.

Other Operating Income, Net

Second quarter other operating income, net for Fiscal 2014 was $4.3 million compared to $4.4 million for the second quarter of Fiscal 2013. Other operating income, net included insurance recoveries of approximately $3.0 million for each of the thirteen week periods ended August 2, 2014 and August 3, 2013.

Year-to-date other operating income, net for Fiscal 2014 was $7.9 million compared to $5.2 million for the year-to-date period of Fiscal 2013. Other operating income, net included insurance recoveries of approximately $6.1 million and $3.0 million for the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively.

Operating Income (Loss)

Operating income for the second quarter of Fiscal 2014 was $19.5 million, compared to $19.2 million during the second quarter of Fiscal 2013. Operating income included aggregate charges of $2.4 million related to restructuring of the Gilly Hicks brand and the Company's profit improvement initiative for the second quarter of Fiscal 2014, and $2.6 million related to the Company's profit improvement initiative for the corresponding period in Fiscal 2013. Excluding these charges, operating income was $21.9 million and $21.7 million for the second quarter of Fiscal 2014 and Fiscal 2013, respectively.

Year-to-date operating loss in Fiscal 2014 was $12.0 million, compared to operating income of $5.2 million during the corresponding period of Fiscal 2013. Operating income (loss) included charges of $18.0 million related to restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and charges related to certain corporate governance matters for the Fiscal 2014 year-to-date period, and $2.6 million related to the Company's profit improvement initiative for the same period in Fiscal 2013. Excluding these charges, operating income was $6.0 million and $7.8 million for the year-to-date periods of Fiscal 2014 and Fiscal 2013, respectively.

Interest Expense, Net and Tax Expense (Benefit)

Second quarter interest expense was $3.0 million in Fiscal 2014, partially offset by interest income of $1.0 million, compared to interest expense of $2.7 million, partially offset by interest income of $1.0 million in the second quarter of Fiscal 2013.

Year-to-date interest expense was $5.9 million in Fiscal 2014, partially offset by interest income of $1.9 million, compared to interest expense of $5.5 million in Fiscal 2013, partially offset by interest income of $2.1 million.

The effective tax rate for the second quarter of Fiscal 2014 was 26.3%. Excluding the effect of charges related to restructuring plans for the Gilly Hicks brand and the Company's profit improvement initiative, the tax rate was 29.2% compared to 34.9% for the second quarter of Fiscal 2013. The second quarter Fiscal 2014 effective tax rate reflects a benefit in the effective tax rate primarily as a result of the application of the estimated full year tax rate to year-to-date results.

The effective tax rate for the year-to-date period of Fiscal 2014 was 32.7%. Excluding the effect of charges related to restructuring plans for the Gilly Hicks brand, the Company's profit improvement initiative and certain corporate governance matters, the effective tax rate was 44.5% for Fiscal 2014 compared to a tax benefit of 30.9% for the Fiscal 2013 year-to-date period. The year-to-date Fiscal 2013 effective tax rate reflects a benefit in the effective tax rate primarily as a result of favorable audit settlements recorded on a discrete basis for the thirteen weeks ended May 4, 2013.

The Company expects the full year rate to be in the mid 30's, with the rate remaining sensitive to the U.S./international profit mix.

As of August 2, 2014, there were approximately $16.8 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Net Income (Loss) and Net Income (Loss) per Share

Net income for the second quarter of Fiscal 2014 was $12.9 million compared to $11.4 million for the second quarter of Fiscal 2013. Excluding charges related to the Gilly Hicks brand restructuring and the Company's profit improvement initiative in the second quarter of Fiscal 2014, and charges related to the Company's profit improvement initiative for the corresponding period of Fiscal 2013, the Company reported adjusted non-GAAP net income of $14.1 million and $13.1 million and net income per diluted share of $0.19 and $0.16 for the second quarter of Fiscal 2014 and Fiscal 2013, respectively.

Net loss for the year-to-date period of Fiscal 2014 was $10.8 million compared to net income of $4.2 million for the year-to-date period of Fiscal 2013. Excluding charges related to restructuring plans for the Gilly Hicks brand, the Company's profit improvement initiative and other certain corporate governance matters for the year-to-date period of Fiscal 2014, and charges related to the Company's profit improvement initiative for the same period in Fiscal 2013, the Company reported adjusted non-GAAP net income of $1.1 million and $5.8 million and net income per diluted share of $0.01 and $0.07 for the year-to-date period of Fiscal 2014 and Fiscal 2013, respectively.

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

Credit Agreements

In 2011, the Company entered into an unsecured credit agreement (the “2011 Credit Agreement”) which, as amended most recently on November 4, 2013, provided for a $350 million revolving credit facility. No borrowings were outstanding under the 2011 Credit Agreement as of February 1, 2014. In June 2014, the Company drew down $60 million under the 2011 Credit Agreement. The interest rate on borrowings under the 2011 Credit Agreement was 1.44% as of August 2, 2014. Stand-by letters of credit outstanding under the 2011 Credit Agreement were $9.2 million as of August 2, 2014.

In 2012, the Company entered into a term loan agreement (the “2012 Term Loan Agreement” and, together with the 2011 Credit Agreement, the “2011 and 2012 Credit Agreements”) which, as amended most recently on November 4, 2013, provided for a $150 million term loan facility. The Company had $127.5 million and $135.0 million in borrowings outstanding under the 2012 Term Loan Agreement as of August 2, 2014 and February 1, 2014, respectively. The interest rate on borrowings under the 2012 Term Loan Agreement was 1.91% and 2.16% as of August 2, 2014 and February 1, 2014, respectively.

Total interest expense and fees associated with the 2011 and 2012 Credit Agreements were $1.3 million and $1.1 million for the thirteen week periods ended August 2, 2014 and August 3, 2013, respectively, and $2.7 million and $2.1 million for the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively.

The Company was in compliance with the applicable ratio requirements and other covenants under the 2011 and 2012 Credit Agreements as of August 2, 2014. Subsequent to the end of the second quarter, on August 7, 2014, in connection with the Company entering into new credit agreements, all amounts outstanding under the 2011 and 2012 Credit Agreements were repaid in full, and the 2011 and 2012 Credit Agreements were terminated. The new credit agreements are discussed below.

Asset-Based Revolving Credit Facility and Term Loan Facility

Subsequent to the end of the second quarter, on August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement. The agreement provides for a senior secured revolving credit facility of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “Credit Facilities”). A portion of the proceeds of the Term Loan Facility were used to repay the outstanding balance of approximately $127.5 million under the Company’s 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company’s 2011 Credit Agreement and to pay fees and expenses associated with the transaction. The balance of the proceeds of the Term Loan Facility will be used for working capital and general corporate purposes, including potential share repurchases in accordance with the Company's previously announced stock repurchase authorizations.

Maturity, Amortization and Prepayments

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and will amortize at a rate equal to 0.25% of the original principal per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights.

Interest and Fees

Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are payable in respect of the Term Loan Facility.

As of September 4, 2014, the Company had not drawn on the ABL Facility, and had approximately $9.0 million in outstanding letters of credit.

The Company's credit facilities are described in Note 12, "BORROWINGS" of the Notes to the Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," of this Quarterly report on Form 10-Q.

Operating Activities

Net cash used for operating activities was $24.3 million for the twenty-six weeks ended August 2, 2014 compared to net cash used for operating activities of $208.7 million for the twenty-six weeks ended August 3, 2013. The change in cash flow associated with operating activities was primarily related to inventory and income taxes. Inventory decreased 13% from $635.5 million in the second quarter of Fiscal 2013 to $550.2 million at the end of the second quarter of Fiscal 2014.

Investing Activities

Cash outflows for investing activities for the twenty-six weeks ended August 2, 2014 and August 3, 2013 were used primarily for capital expenditures related to new store construction and information technology, including direct-to-consumer investments.

Financing Activities

For the twenty-six week periods ended August 2, 2014 and August 3, 2013, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock, the payment of dividends and the repayment of borrowings. For the periods ended August 2, 2014 and August 3, 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings.

During the twenty-six weeks ended August 2, 2014, A&F repurchased approximately 5.3 million shares of A&F’s Common Stock, of which approximately 1.5 million shares with a market value of approximately $60 million were purchased in the open market and approximately 3.8 million shares with an aggregate cost of $150.0 million were purchased pursuant to an accelerated share repurchase agreement. During the twenty-six weeks ended August 3, 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $115.8 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors' authorizations.

As of August 2, 2014, A&F had approximately 11.0 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

Future Cash Requirements and Sources of Cash

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to approval by the A&F's Board of Directors. The Company has availability under the ABL Facility as a source of additional funding.

Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements utilizing free cash flow generated from operations and credit facilities.

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

Off-Balance Sheet Arrangements

The Company uses in the ordinary course of business stand-by letters of credit under the existing revolving credit facility. The Company had $9.2 million in stand-by letters of credit outstanding as of August 2, 2014. The Company has no other off-balance sheet arrangements.

Contractual Obligations

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 2, 2014, there were no material changes in the contractual obligations as of February 1, 2014, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations), the repayments under the 2012 Term Loan Agreement and the borrowings under the 2011 Credit Agreement.

Gilly Hicks Restructuring

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through Hollister stores and direct-to-consumer channels.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89 million, of which $0.4 million and $6.1 million of charges, primarily related to lease terminations, was recognized during the thirteen and twenty-six weeks ended August 2, 2014, respectively.

Below is a summary of the aggregate pre-tax charges incurred from the announcement on November 1, 2013 through August 2, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$48,221
Asset Impairment	37,940
Other	1,392
Total Charges (1)	$87,553

(1)
As of August 2, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50 million for the U.S. Stores segment and $37.6 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.6 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of August 2, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred	11,361
Cash Payments	(46,588)
Accrued Liability as of August 2, 2014	$7,280

Store Activity

The Company anticipates opening approximately 14 full-price international stores throughout Fiscal 2014, including 8 Hollister stores and 5 Abercrombie & Fitch stores. The Company also now plans to open a total of approximately 8 to 10 international and U.S. outlet stores during the fiscal year. In addition, the Company continues to expect to close approximately 60 stores in the U.S. during the fiscal year through natural lease expirations.

The Company expects total capital expenditures for Fiscal 2014 to be approximately $210 to $220 million, with the priority remaining on direct-to-consumer and information technology investments to support growth initiatives. Capital expenditures totaled $80.9 million and $81.2 million for the thirteen week periods ended August 2, 2014 and August 3, 2013, respectively.

During the twenty-six week period ended August 2, 2014, the Company closed the last remaining U.S. Gilly Hicks store.

Second Quarter Store Count and Gross Square Feet

Store count and gross square footage by brand for the thirteen week periods ended August 2, 2014 and August 3, 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
May 3, 2014	253	131	456	1	841
New	1	—	—	—	1
Closed	—	(3)	(2)	(1)	(6)
August 2, 2014	254	128	454	—	836
Gross Square Feet at August 2, 2014	2,249	636	3,133	—	6,018
International Stores
May 3, 2014	23	5	129	—	157
New	2	—	2	—	4
Closed	—	—	—	—	—
August 2, 2014	25	5	131	—	161
Gross Square Feet at August 2, 2014	452	67	1,146	—	1,665
Total Stores	279	133	585	—	997
Total Gross Square Feet at August 2, 2014	2,701	703	4,279	—	7,683

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
May 4, 2013	264	141	477	17	899
New (1)	1	—	—	—	1
Closed	—	(1)	(3)	—	(4)
August 3, 2013	265	140	474	17	896
Gross Square Feet at August 3, 2013	2,367	675	3,260	169	6,471
International Stores
May 4, 2013	19	5	112	7	143
New (1)	1	—	4	—	5
Closed	—	—	—	—	—
August 3, 2013	20	5	116	7	148
Gross Square Feet at August 3, 2013	408	65	1,013	49	1,535
Total Stores	285	145	590	24	1,044
Total Gross Square Feet at August 3, 2013	2,775	740	4,273	218	8,006

(1)
Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced both Domestic and International store openings for the thirteen weeks ended August 3, 2013 by one store for abercrombie.

Year-to-Date Store Count and Gross Square Feet

Store count and gross square footage by brand for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 1, 2014	253	131	458	1	843
New	1	1	1	—	3
Closed	—	(4)	(5)	(1)	(10)
August 2, 2014	254	128	454	—	836
Gross Square Feet at August 2, 2014	2,249	636	3,133	—	6,018
International Stores
February 1, 2014	22	5	129	7	163
New	3	—	2	—	5
Closed	—	—	—	(7)	(7)
August 2, 2014	25	5	131	—	161
Gross Square Feet at August 2, 2014	452	67	1,146	—	1,665
Total Stores	279	133	585	—	997
Total Gross Square Feet at August 2, 2014	2,701	703	4,279	—	7,683

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	141	478	17	902
New (1)	1	—	—	—	1
Closed	(2)	(1)	(4)	—	(7)
August 3, 2013	265	140	474	17	896
Gross Square Feet at August 3, 2013	2,367	675	3,260	169	6,471
International Stores
February 2, 2013	19	6	107	7	139
New (1)	1	—	9	—	10
Closed	—	(1)	—	—	(1)
August 3, 2013	20	5	116	7	148
Gross Square Feet at August 3, 2013	408	65	1,013	49	1,535
Total Stores	285	145	590	24	1,044
Total Gross Square Feet at August 3, 2013	2,775	740	4,273	218	8,006

(1)
Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced Domestic and International store openings for the twenty-six week ended August 3, 2013 by three stores for abercrombie and Gilly Hicks (one Domestic abercrombie store and one International abercrombie and Gilly Hicks store).

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the potential impact of this standard.

In June 2014, FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," which amends ASC 718, "Compensation—Stock Compensation." The amendment provides guidance on the treatment of shared-based payments awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Critical Accounting Estimates

We describe our significant accounting policies in Note 3, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2013. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2013.

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

•
we have increased the focus of our growth strategy on direct-to-consumer sales channels and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations;

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

•
our reliance on two distribution centers domestically and four third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•
we rely on third-party vendors as well as other third-party arrangements for many aspects of our business and the failure to successfully manage these relationships could negatively impact our results of operations or expose us to liability for the actions of third-party vendors acting on our behalf;

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

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our ABL Facility and our Term Loan Facility include financial and other covenants that impose restrictions on our financial and business operations;

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results;

•	our inability to successfully implement our long-range strategic plan could have a negative impact on our growth and profitability; and

•	our estimates of the expenses that we may incur in connection with the closures of the Gilly Hicks stores could prove to be inaccurate.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen week periods ended August 2, 2014 and August 3, 2013 and realized gains of $1.6 million for each of the twenty-six week periods ended August 2, 2014 and August 3, 2013.

Interest Rate Risks

On August 7, 2014, the Company entered into new credit agreements and all amounts outstanding under the Company's previously existing term loan facility and revolving credit facility were repaid in full. The Company has approximately $300 million in borrowings outstanding under its new term loan facility (the "Term Loan Facility") and no borrowings outstanding under its new senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities carry interest rates that are tied to LIBOR or an alternate base rate plus a margin, which may vary based on average historical excess availability during the preceding quarter. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for the fifty-two week period ending January 31, 2015 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s Credit Facilities.

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

A&F’s management, including the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2014. Based upon that evaluation, the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 2, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 2, 2014 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company’s risk factors as of August 2, 2014 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2013 filed on March 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2014 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended August 2, 2014:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
May 4, 2014 through May 31, 2014	2,498	$37.75	—	12,462,643
June 1, 2014 through July 5, 2014	724,611	$41.98	710,372	11,752,271
July 6, 2014 through August 2, 2014	749,083	$40.31	749,077	11,003,194
Total	1,476,192	$41.13	1,459,449	11,003,194

(1)
16,743 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended August 2, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

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
10.1
Agreement, dated May 13, 2014, between Leslee Herro and Abercrombie & Fitch Trading Co., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended May 3, 2014 (File No. 001-12107).

10.2
Employment Offer, accepted June 10, 2014, between Christos E. Angelides and Abercrombie & Fitch Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed June 10, 2014 (File No. 001-12107).

10.3
Credit Agreement, dated as of August 7, 2014 (the “2014 ABL Credit Agreement”), among Abercrombie & Fitch Management Co., as lead borrower for the borrowers and guarantors named therein; Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and swing line lender; PNC Bank, National Association, as syndication agent and a letter of credit issuer; JPMorgan Chase Bank, N.A., as documentation agent and a letter of credit issuer; Wells Fargo Bank, National Association, PNC Capital Markets LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners; and the other lenders party thereto.* †

10.4
Term Loan Credit Agreement, dated as of August 7, 2014 (the “2014 Term Loan Credit Agreement”), among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, as guarantors; Wells Fargo Bank, National Association, as administrative agent and collateral agent; PNC Bank, National Association and JPMorgan Chase Bank, N.A., as syndication agents; Goldman Sachs Lending Partners, as documentation agent; Wells Fargo Securities, LLC, PNC Capital Markets LLC, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners, as joint lead arrangers and joint book-runners; and the other lenders party thereto.*†

10.5
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties.*

10.6
Term Loan Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and for the benefit of the other Credit Parties (as defined in the 2014 Term Loan Credit Agreement), and the Credit Parties.*

10.7
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement).* †

10.8
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement).* †

10.9
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent.”*

*	Filed herewith.

†
Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission (the "SEC"). The non-public information has been separately filed with the SEC in connection with that request.

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; (ii) Consolidated Balance Sheets at August 2, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; and (iv) Notes to Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 5, 2014	By	/s/ JOANNE C. CREVOISERAT
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Agreement, dated May 13, 2014, between Leslee Herro and Abercrombie & Fitch Trading Co., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended May 3, 2014 (File No. 001-12107).

10.2
Employment Offer, accepted June 10, 2014, between Christos E. Angelides and Abercrombie & Fitch Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed June 10, 2014 (File No. 001-12107).

10.3
Credit Agreement, dated as of August 7, 2014 (the “2014 ABL Credit Agreement”), among Abercrombie & Fitch Management Co., as lead borrower for the borrowers and guarantors named therein; Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and swing line lender; PNC Bank, National Association, as syndication agent and a letter of credit issuer; JPMorgan Chase Bank, N.A., as documentation agent and a letter of credit issuer; Wells Fargo Bank, National Association, PNC Capital Markets LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners; and the other lenders party thereto.* †

10.4
Term Loan Credit Agreement, dated as of August 7, 2014 (the “2014 Term Loan Credit Agreement”), among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, as guarantors; Wells Fargo Bank, National Association, as administrative agent and collateral agent; PNC Bank, National Association and JPMorgan Chase Bank, N.A., as syndication agents; Goldman Sachs Lending Partners, as documentation agent; Wells Fargo Securities, LLC, PNC Capital Markets LLC, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners, as joint lead arrangers and joint book-runners; and the other lenders party thereto.*†

10.5
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties.*

10.6
Term Loan Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and for the benefit of the other Credit Parties (as defined in the 2014 Term Loan Credit Agreement), and the Credit Parties.*

10.7
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement).* †

10.8
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement).* †

10.9
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent.”*

*	Filed herewith.

†
Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission (the "SEC"). The non-public information has been separately filed with the SEC in connection with that request.

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
101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; (ii) Consolidated Balance Sheets at August 2, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; and (iv) Notes to Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.