Form 10-Q
period 2014-11-01
ABERCROMBIE & FITCH CO /DE/
filed 2014-12-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 8, 2014
$.01 Par Value	69,335,903 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET SALES	$911,453	$1,033,293	$2,624,486	$2,817,760
Cost of Goods Sold	344,383	382,253	992,801	1,009,431
GROSS PROFIT	567,070	651,040	1,631,685	1,808,329
Stores and Distribution Expense	413,551	481,232	1,257,422	1,402,080
Marketing, General and Administrative Expense	104,981	126,750	339,595	363,176
Restructuring Charges	—	44,708	6,053	44,708
Asset Impairment	16,706	43,571	16,706	43,571
Other Operating Income, Net	(1,534)	(9,851)	(9,444)	(15,079)
OPERATING INCOME (LOSS)	33,366	(35,370)	21,353	(30,127)
Interest Expense, Net	5,572	1,655	9,589	5,032
INCOME (LOSS) BEFORE TAXES	27,794	(37,025)	11,764	(35,159)
Tax Expense (Benefit)	9,567	(21,381)	4,331	(23,682)
NET INCOME (LOSS)	$18,227	$(15,644)	$7,433	$(11,477)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.26	$(0.20)	$0.10	$(0.15)
DILUTED	$0.25	$(0.20)	$0.10	$(0.15)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	70,814	76,456	72,577	77,387
DILUTED	72,128	76,456	73,870	77,387
DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.60	$0.60
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments	$(39,119)	$10,959	$(35,545)	$(8,530)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	9,071	(4,571)	11,345	5,288
Other Comprehensive Income (Loss)	$(30,048)	$6,388	$(24,200)	$(3,242)
COMPREHENSIVE INCOME (LOSS)	$(11,821)	$(9,256)	$(16,767)	$(14,719)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	November 1, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$320,564	$600,116
Receivables	65,083	67,965
Inventories	617,542	530,192
Deferred Income Taxes	17,543	21,835
Other Current Assets	116,160	100,458
TOTAL CURRENT ASSETS	1,136,892	1,320,566
PROPERTY AND EQUIPMENT, NET	1,050,795	1,131,341
OTHER ASSETS	387,882	399,090
TOTAL ASSETS	$2,575,569	$2,850,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$197,606	$130,715
Accrued Expenses	273,362	322,834
Deferred Lease Credits	28,972	36,165
Income Taxes Payable	9,251	63,508
Short-Term Portion of Borrowings, Net	2,102	15,000
TOTAL CURRENT LIABILITIES	511,293	568,222
LONG-TERM LIABILITIES:
Deferred Lease Credits	119,229	140,799
Long-Term Portion of Borrowings, Net	291,836	120,000
Leasehold Financing Obligations	55,467	60,726
Other Liabilities	202,285	231,757
TOTAL LONG-TERM LIABILITIES	668,817	553,282
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of November 1, 2014 and February 1, 2014	1,033	1,033
Paid-In Capital	432,370	433,620
Retained Earnings	2,520,209	2,556,270
Accumulated Other Comprehensive Income (Loss), net of tax	(45,117)	(20,917)
Treasury Stock, at Average Cost: 33,964 and 26,898 shares at November 1, 2014 and February 1, 2014, respectively	(1,513,036)	(1,240,513)
TOTAL STOCKHOLDERS’ EQUITY	1,395,459	1,729,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,575,569	$2,850,997

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
OPERATING ACTIVITIES:
Net Income (Loss)	$7,433	$(11,477)
Impact of Other Operating Activities on Cash Flows:
Depreciation and Amortization	174,966	180,609
Non-Cash Charge for Asset Impairment	16,706	81,511
Loss on Disposal / Write-off of Assets	3,580	10,976
Lessor Construction Allowances	11,669	16,693
Amortization of Deferred Lease Credits	(29,525)	(31,326)
Deferred Taxes	(1,408)	(60,805)
Share-Based Compensation	17,396	40,210
Changes in Assets and Liabilities:
Inventories	(90,485)	(341,831)
Accounts Payable and Accrued Expenses	3,049	(49,175)
Income Taxes	(55,239)	(54,239)
Other Assets	(15,739)	(1,053)
Other Liabilities	(12,939)	(10,254)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	29,464	(230,161)
INVESTING ACTIVITIES:
Capital Expenditures	(132,183)	(124,033)
Other Investing	—	(6,316)
NET CASH USED FOR INVESTING ACTIVITIES	(132,183)	(130,349)
FINANCING ACTIVITIES:
Excess Tax Benefit from Share-Based Compensation	304	2,432
Proceeds from Share-Based Compensation	254	213
Purchase of Treasury Stock	(285,038)	(115,806)
Repayments of Borrowings	(195,000)	(11,250)
Proceeds from Borrowings	357,000	150,000
Debt Issuance Costs	(861)	—
Change in Outstanding Checks and Other	882	(1,024)
Dividends Paid	(43,494)	(46,643)
NET CASH USED FOR FINANCING ACTIVITIES	(165,953)	(22,078)
EFFECT OF EXCHANGE RATES ON CASH	(10,880)	(3,392)
NET DECREASE IN CASH AND EQUIVALENTS:	(279,552)	(385,980)
Cash and Equivalents, Beginning of Period	600,116	643,505
CASH AND EQUIVALENTS, END OF PERIOD	$320,564	$257,525
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$1,054	$(2,191)

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

The Consolidated Financial Statements as of November 1, 2014 and for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2013 filed with the SEC on March 31, 2014. The February 1, 2014 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2014.

The thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 include the correction of certain errors relating to prior years. Amounts recorded out-of-period included a reduction to pre-tax income of $0.6 million and $3.3 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, and an unrelated tax charge of $0.4 million for the thirteen and thirty-nine weeks ended November 1, 2014. The effect of these corrections decreased net income by $0.8 million and $2.4 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. Amounts recorded out-of-period also included a reduction to pre-tax loss of $2.1 million, and an unrelated tax benefit of $1.9 million, for the thirteen weeks ended November 3, 2013, and a reduction to pre-tax loss of $6.3 million, and an unrelated tax benefit of $0.7 million, for the thirty-nine weeks ended November 2, 2013. The effect of these corrections reduced net loss by $3.0 million and $4.7 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

To conform with current year presentation, charges related to the restructuring of the Gilly Hicks brand of $40.1 million and asset impairments of $43.6 million for thirteen and thirty-nine weeks ended November 2, 2013 have been reclassified from stores and distribution expense to restructuring charges in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, $4.6 million of charges related to the restructuring of the Gilly Hicks brand for the thirteen and thirty-nine weeks ended November 2, 2013 have been reclassified from marketing, general and administrative expenses to restructuring charges in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The Consolidated Financial Statements as of November 1, 2014 and for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Consolidated Financial Statements.

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

The following table provides the Company’s segment information for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013.

(in thousands)	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
Thirteen Weeks Ended November 1, 2014
Net Sales	$475,717	$248,221	$187,515	$911,453	$—	$911,453
Operating Income (Loss) (2)	71,764	44,927	59,439	176,130	(142,764)	33,366
Thirteen Weeks Ended November 2, 2013
Net Sales	$561,788	$296,937	$174,568	$1,033,293	$—	$1,033,293
Operating Income (Loss)(3)	29,512	40,641	65,602	135,755	(171,125)	(35,370)
Thirty-Nine Weeks Ended November 1, 2014
Net Sales	$1,324,066	$768,985	$531,435	$2,624,486	$—	$2,624,486
Operating Income (Loss) (4)	153,745	152,043	170,533	476,321	(454,968)	21,353
Thirty-Nine Weeks Ended November 2, 2013
Net Sales	$1,515,079	$841,096	$461,585	$2,817,760	$—	$2,817,760
Operating Income (Loss)(5)	128,205	160,821	176,793	465,819	(495,946)	(30,127)

(1)
Includes corporate functions not dedicated to an individual store or direct-to-consumer operations such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead.

(2)
Includes charges related to store-related asset impairments, store closures, the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters, of which $6.0 million is included in U.S. Stores, $13.0 million is included in International Stores, $0.1 million is included in Direct-to-Consumer Operations and $1.2 million is included in Other for the thirteen week period ended November 1, 2014.

(3)
Includes charges related to store-related asset impairments, the restructuring of the Gilly Hicks brand and the Company's profit improvement initiative of which $51.5 million is included in U.S. Stores, $32.2 million is included in International Stores and $12.2 million is included in Other for the thirteen week period ended November 2, 2013.

(4)
Includes charges related to store-related asset impairments, store closures, the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters of which $5.5 million is included in U.S. stores, $20.7 million is included in International Stores, $0.1 million is included in Direct-to-Consumer Operations and $11.9 million is included in Other for the thirty-nine week period ended November 1, 2014.

(5)
Includes charges related to store-related asset impairments, the restructuring of the Gilly Hicks brand and the Company's profit improvement initiative of which $51.5 million is included in U.S. stores, $32.2 million is included in International Stores and $14.7 million is included in Other for the thirty-nine week period ended November 2, 2013.

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Direct-to-consumer net sales are reported by geographic area based on the location of the customer.

Brand Information

Net sales by brand were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Abercrombie & Fitch	$358,421	$387,553	$1,025,849	$1,068,978
abercrombie	81,281	90,080	220,637	239,258
Hollister	468,118	534,011	1,354,330	1,443,706
Gilly Hicks	3,633	21,649	23,670	65,818
Total	$911,453	$1,033,293	$2,624,486	$2,817,760

Geographic Information

Net sales by geographic area were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
United States	$594,713	$674,871	$1,645,354	$1,807,027
Europe	222,631	272,212	706,641	776,630
Other	94,109	86,210	272,491	234,103
Total	$911,453	$1,033,293	$2,624,486	$2,817,760

3. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $6.0 million and $17.4 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, and $13.3 million and $40.2 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The Company also recognized tax benefits related to share-based compensation expense of $2.3 million and $6.6 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively, and $5.0 million and $15.3 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

Stock Options

The Company did not grant any stock options during the thirty-nine weeks ended November 1, 2014 or November 2, 2013. Below is a summary of stock option activity for the thirty-nine weeks ended November 1, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	532,400	$65.37
Granted	—	—
Exercised	(7,500)	33.74
Forfeited or expired	(25,175)	68.76
Outstanding at November 1, 2014	499,725	$65.67	$803,620	2.0
Stock options exercisable at November 1, 2014	499,725	$65.67	$803,620	2.0

The total intrinsic value of stock options which were exercised during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was insignificant.

No stock options vested during the thirty-nine weeks ended November 1, 2014 or November 2, 2013.

As of November 1, 2014, all compensation cost related to outstanding stock options had been fully recognized.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended November 1, 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	8,982,959	$40.76
Granted	395,300	38.62
Exercised	(92,475)	26.92
Forfeited or expired	(198,275)	47.92
Outstanding at November 1, 2014	9,087,509	$40.65	$21,081,713	2.8
Stock appreciation rights exercisable at November 1, 2014	8,352,634	$40.38	$21,068,363	2.3
Stock appreciation rights expected to become exercisable in the future as of November 1, 2014	666,668	$43.96	$10,598	8.6

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the thirty-nine weeks ended ended November 1, 2014 and November 2, 2013, were as follows:

	Executive Officers other than the CEO		All Other Associates
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Grant date market price	$37.85	$46.57	$38.58	$45.46
Exercise price	$38.44	$46.57	$38.79	$45.46
Fair value	$14.04	$20.34	$13.56	$16.82
Assumptions:
Price volatility	50%	61%	50%	54%
Expected term (years)	4.9	4.7	4.1	4.1
Risk-free interest rate	1.6%	0.7%	1.4%	0.6%
Dividend yield	2.0%	1.8%	1.9%	1.8%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of November 1, 2014, there was $8.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $1.5 million and $8.5 million, respectively. The grant date fair value of stock appreciation rights that vested during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $7.3 million and $25.0 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units with performance and/or service vesting conditions for the thirty-nine weeks ended November 1, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	1,426,579	$46.00
Granted (1)	632,925	34.75
Vested	(352,359)	48.32
Forfeited	(211,931)	44.04
Unvested at November 1, 2014	1,495,214	$40.35

(1)
Includes 158,922 shares, which represents "target performance," related to grants of restricted stock units with performance vesting conditions at their targeted vesting amount. The number of shares that ultimately vest can vary from 0% - 200% of target depending on the level of achievement of performance criteria.

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

Restricted stock units with only service vesting conditions and restricted stock units with fixed performance vesting thresholds without graded vesting features are expensed on a straight-line basis over the total requisite service period, net of forfeitures. Restricted stock units with annually determined vesting thresholds are expensed on a graded vesting basis, net of forfeitures. As of November 1, 2014, there was $30.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with performance and/or service conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months.

The total fair value of restricted stock units with service and/or performance vesting conditions granted during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $22.0 million and $33.3 million, respectively. The total grant date fair value of restricted stock units with service and/or performance vesting conditions which vested during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $17.0 million and $14.6 million, respectively.

The following table summarizes activity for restricted stock units with market vesting conditions for the thirty-nine weeks ended November 1, 2014:

	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	—	$—
Granted (1)	79,458	45.02
Vested	—	—
Forfeited	(1,666)	46.86
Unvested at November 1, 2014	77,792	$44.98

(1)	Reflects the target vesting amount granted. However, the number of shares that ultimately vest can vary from 0% - 200% of target depending on market performance.

The fair value of restricted stock units with market vesting conditions is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. The weighted-average assumptions used in the Monte Carlo simulation during the thirty-nine weeks ended November 1, 2014, were as follows:

	Chief Executive Officer	Other Executive Officers
Grant date market price	$38.50	$38.50
Fair value	$43.96	$46.86
Assumptions:
Price volatility	50%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.8%	0.8%
Dividend yield	2.1%	2.1%
Average volatility of peer companies	37.3%	37.3%
Average correlation coefficient of peer companies	0.3786	0.3786

Restricted stock units with market vesting conditions without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures. As of November 1, 2014, there was $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock units with market vesting conditions. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 11 months.

The total fair value of restricted stock units with market vesting conditions granted during the thirty-nine weeks ended November 1, 2014 was $3.6 million.

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of Common Stock.

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Treasury shares	(32,486)	(26,844)	(30,723)	(25,913)
Weighted-Average — Basic Shares	70,814	76,456	72,577	77,387
Dilutive effect of share-based compensation awards	1,314	—	1,293	—
Weighted-Average — Diluted Shares	72,128	76,456	73,870	77,387
Anti-Dilutive Shares (1)	5,566	11,023	5,621	11,127

(1)
Reflects the number of shares subject to outstanding share-based compensation awards but excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive.

On February 27, 2014, A&F entered into an Accelerated Share Repurchase Agreement ("ASR Agreement") with a financial institution in order to repurchase shares of A&F's Common Stock during the term of the ASR Agreement which extended through April 2014. Pursuant to the ASR Agreement, A&F paid $150 million and, in exchange, approximately 3.1 million shares were initially delivered to A&F and accounted for as a reduction to stockholders' equity. The transaction contemplated by the ASR Agreement was completed during the first quarter of Fiscal 2014, at which time A&F received approximately 0.7 million additional shares. The total number of shares delivered upon settlement of the ASR Agreement was based upon the volume weighted average price of the A&F’s Common Stock over the term of the ASR Agreement, less an agreed discount.

During the second quarter of Fiscal 2014, A&F repurchased approximately 1.5 million additional shares of A&F’s Common Stock in the open market at a market value of approximately $60 million. During the third quarter of Fiscal 2014, A&F repurchased approximately 2.0 million additional shares of A&F's Common Stock in the open market at a market value of approximately $75 million.

5. CASH AND EQUIVALENTS

Cash and equivalents consisted of:

(in thousands)	November 1, 2014	February 1, 2014
Cash and equivalents:
Cash	$300,768	$452,116
Cash equivalents	19,796	148,000
Total cash and equivalents	$320,564	$600,116

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, all of which have original maturities of less than three months. Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $16.1 million on November 1, 2014 and $26.7 million on February 1, 2014. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

6. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	November 1, 2014	February 1, 2014
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$92,643	$90,198
Money market funds	24	24
Total Rabbi Trust assets	$92,667	$90,222

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended November 1, 2014 and November 2, 2013, and $2.4 million and $2.5 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities, measured at fair value, within it were as follows:

	Assets and Liabilities at Fair Value as of November 1, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$19,820	$—	$—	$19,820
Derivative financial instruments	—	8,095	—	8,095
Total assets measured at fair value	$19,820	$8,095	$—	$27,915
LIABILITIES:
Derivative financial instruments	—	133	—	133
Total liabilities measured at fair value	$—	$133	$—	$133

	Assets and Liabilities at Fair Value as of February 1, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$148,024	$—	$—	$148,024
Derivative financial instruments	—	969	—	969
Total assets measured at fair value	$148,024	$969	$—	$148,993
LIABILITIES:
Derivative financial instruments	—	2,555	—	2,555
Total liabilities measured at fair value	$—	$2,555	$—	$2,555

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under the 2014 Credit Facilities and the 2011 and 2012 Credit Agreements are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount of gross borrowings outstanding under the Term Loan Facility was $300.0 million and the fair value of such borrowings was $296.6 million as of November 1, 2014. The carrying amount of borrowings outstanding under the 2012 Term Loan Agreement approximated fair value and was $135.0 million as of February 1, 2014. No borrowings were outstanding under the ABL Facility and the 2011 Credit Agreement as of November 1, 2014 and February 1, 2014, respectively. See Note 12, "BORROWINGS," for further discussion of the Credit Facilities.

8. INVENTORIES

Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Consolidated Statements of Operations and Comprehensive Income (Loss). This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market reserve for inventory was $10.5 million and $22.1 million at November 1, 2014 and February 1, 2014, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $5.1 million and $13.6 million at November 1, 2014 and February 1, 2014, respectively.

The inventory balance, net of reserves, was $617.5 million and $530.2 million at November 1, 2014 and February 1, 2014, respectively. These balances included inventory in transit balances of $68.3 million and $76.4 million at November 1, 2014 and February 1, 2014, respectively. Inventory in transit is merchandise considered to be owned by the Company that has not yet been received at a Company distribution center.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of (in thousands):

	November 1, 2014	February 1, 2014
Property and equipment, at cost	$2,904,092	$2,885,712
Accumulated depreciation and amortization	(1,853,297)	(1,754,371)
Property and equipment, net	$1,050,795	$1,131,341

Long-lived assets, primarily comprised of property and equipment, are reviewed periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.

Fair value of the Company's store-related assets is determined at the individual store level, primarily using a discounted cash flow model that utilizes level 3 inputs. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance, and operating expenses. In instances where the discounted cash flow analysis indicated a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, was used to determine the fair value by asset type.

In the third quarter of Fiscal 2014, the Company incurred non-cash asset impairment charges of $16.7 million, as it was determined that the carrying value of certain store-related assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store location in the Ginza district of Tokyo, Japan, as well as three other Abercrombie & Fitch stores, five Hollister stores and nine abercrombie kids stores.

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and the related financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $44.6 million and $52.3 million of construction project assets in Property and Equipment, Net at November 1, 2014 and February 1, 2014, respectively.

10. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following (in thousands):

	November 1, 2014	February 1, 2014
Deferred lease credits	$522,559	$543,040
Amortized deferred lease credits	(374,358)	(366,076)
Total deferred lease credits, net	$148,201	$176,964

11. INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items occurring during the quarter. The effective tax rates for the thirteen weeks ended November 1, 2014 and November 2, 2013 were 34.4% and 57.7%, respectively. The effective tax rates for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 were 36.8% and 67.4%, respectively. The Fiscal 2013 year-to-date effective tax rate reflects a benefit resulting from the settlement of certain state tax audits and a $4.9 million benefit related to other discrete tax matters in the third quarter.

Income taxes paid directly to taxing authorities, net of refunds received, for the thirteen weeks ended November 1, 2014 and November 2, 2013 were approximately $7.1 million and $1.0 million, respectively. Income taxes paid directly to taxing authorities, net of refunds received, for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 were approximately $68.4 million and $109.2 million, respectively. These amounts include payments and refunds for income and withholding taxes incurred related to the current year and prior years.

12. BORROWINGS

In 2011, the Company entered into an unsecured credit agreement (the “2011 Credit Agreement”) which, as amended most recently on November 4, 2013, provided for a $350 million revolving credit facility. In 2012, the Company entered into a term loan agreement (the “2012 Term Loan Agreement” and, together with the 2011 Credit Agreement, the “2011 and 2012 Credit Agreements”) which, as amended most recently on November 4, 2013, provided for a $150 million term loan facility. No borrowings were outstanding under the 2011 Credit Agreement and $135.0 million in borrowings were outstanding under the 2012 Term Loan Agreement as of February 1, 2014.

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

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). A portion of the proceeds of the Term Loan Facility were used to repay the outstanding balance of approximately $127.5 million under the Company’s 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company’s 2011 Credit Agreement and to pay fees and expenses associated with the transaction.

Debt Discount and Deferred Financing Fees

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of November 1, 2014 were as follows:

(in thousands)	November 1, 2014
Borrowings, gross at carrying amount	$300,000
Unamortized discount	(2,893)
Unamortized fees paid to lenders	(3,169)
Borrowings, net	$293,938

No borrowings were outstanding under the ABL Facility as of November 1, 2014.

Maturity, Amortization and Prepayments

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and will amortize at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights.

Guarantees and Security

All obligations under the 2014 Credit Facilities are unconditionally guaranteed by A&F and certain of its subsidiaries. The ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets. The Term Loan Facility is secured by a second-priority security interest in the same collateral, with certain exceptions. The Term Loan Facility is also secured by a first-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property. The ABL Facility is secured by a second-priority security interest in the same collateral.

Interest and Fees

Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter beginning January 31, 2015, based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility.

The interest rate on borrowings under the Term Loan Facility was 4.75% as of November 1, 2014.

Representations, Warranties and Covenants

The 2014 Credit Facilities contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of A&F and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to the greater of 10% of the loan cap or $30 million must be maintained under the ABL Facility. The 2014 Credit Facilities do not otherwise contain financial maintenance covenants.

The Company was in compliance with the covenants under the 2014 Credit Facilities as of November 1, 2014.

13. LEASEHOLD FINANCING OBLIGATIONS

As of November 1, 2014 and February 1, 2014, the Company had $55.5 million and $60.7 million, respectively, of long-term liabilities related to leasehold financing obligations. In certain lease arrangements, the Company is deemed to be involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net and a liability of a corresponding amount related to the financing obligation in Leasehold Financing Obligations on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are determined to be owned for accounting purposes. Rather, that portion of the rental payments under the lease is recognized as a reduction of the financing obligation and interest expense.

Total interest expense related to leasehold financing obligations was $1.5 million and $1.7 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. Total interest expense related to leasehold financing obligations was $4.8 million and $5.0 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of November 1, 2014 will be recognized in cost of goods sold over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of November 1, 2014, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$76,926
British Pound	$34,003
Canadian Dollar	$14,377

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of November 1, 2014.

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

As of November 1, 2014, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Swiss Franc	$7,925
British Pound	$6,400

(1)	Amounts are reported in thousands and in U.S. Dollar equivalent as of November 1, 2014.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of November 1, 2014 and February 1, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	November 1, 2014	February 1, 2014	Balance Sheet Location	November 1, 2014	February 1, 2014
Derivatives Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$7,881	$691	Other Liabilities	$—	$2,503
Derivatives Not Designated as Hedging Instruments:
Foreign Currency Exchange Forward Contracts	Other Current Assets	$214	$278	Other Liabilities	$133	$52
Total	Other Current Assets	$8,095	$969	Other Liabilities	$133	$2,555

Refer to Note 7, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as Hedging Instruments:
Foreign Exchange Forward Contracts	Other Operating Income, Net	$793	$(805)	$564	$456

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
	Thirteen Weeks Ended
(in thousands)	November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Currency Exchange Forward Contracts	$9,265	$(3,748)	Cost of Goods Sold	$(856)	$1,359	Other Operating Income, Net	$78	$(9)

	Thirty-Nine Weeks Ended
(in thousands)	November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign Currency Exchange Forward Contracts	$8,128	$7,515	Cost of Goods Sold	$(4,212)	$1,581	Other Operating Income, Net	$248	$167

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from OCI into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss), for the thirteen and thirty-nine weeks ended November 1, 2014 was as follows:

	Thirteen Weeks Ended November 1, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at August 2, 2014	$108	$(15,177)	$(15,069)
Other comprehensive income (loss) before reclassifications	9,265	(39,119)	(29,854)
Reclassified from accumulated other comprehensive income (loss) (1)	856	—	856
Tax effect on derivative financial instruments	(1,050)	—	(1,050)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	9,071	(39,119)	(30,048)
Ending balance at November 1, 2014	$9,179	$(54,296)	$(45,117)

	Thirty-Nine Weeks Ended November 1, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	8,128	(35,545)	(27,417)
Reclassified from accumulated other comprehensive income (loss) (1)	4,212	—	4,212
Tax effect on derivative financial instruments	(995)	—	(995)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	11,345	(35,545)	(24,200)
Ending balance at November 1, 2014	$9,179	$(54,296)	$(45,117)

(1)
For the thirteen and thirty-nine weeks ended November 1, 2014, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive income (loss), for the thirteen and thirty-nine weeks ended November 2, 2013 was as follows:

	Thirteen Weeks Ended November 2, 2013
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at August 3, 2013	$2,639	$(25,557)	$(22,918)
Other comprehensive income (loss) before reclassifications	(3,748)	10,959	7,211
Reclassified from accumulated other comprehensive income (loss)(2)	(1,359)	—	(1,359)
Tax effect on derivative financial instruments	536	—	536
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	(4,571)	10,959	6,388
Ending balance at November 2, 2013	$(1,932)	$(14,598)	$(16,530)

	Thirty-Nine Weeks Ended November 2, 2013
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 2, 2013	$(7,220)	$(6,068)	$(13,288)
Other comprehensive income (loss) before reclassifications	7,515	(8,530)	(1,015)
Reclassified from accumulated other comprehensive income (loss)(2)	(1,581)	—	(1,581)
Tax effect on derivative financial instruments	(646)	—	(646)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	5,288	(8,530)	(3,242)
Ending balance at November 2, 2013	$(1,932)	$(14,598)	$(16,530)

(2)
For the thirteen and thirty-nine weeks ended November 2, 2013, the gain or loss was reclassified from Other Comprehensive Income (Loss) to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89 million, of which $6.1 million of charges, primarily related to lease terminations, was recognized during the thirty-nine weeks ended November 1, 2014.

Below is a summary of the aggregate pre-tax charges incurred through November 1, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$48,395
Asset Impairment	37,940
Other	1,218
Total Charges (1)	$87,553

(1)
As of November 1, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50.2 million for the U.S. Stores segment and $37.4 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.4 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of November 1, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred	11,361
Cash Payments	(47,533)
Accrued Liability as of November 1, 2014	$6,335

17. CONTINGENCIES

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

19. SUBSEQUENT EVENTS

On December 8, 2014, Michael S. Jeffries retired from his positions as Chief Executive Officer and director of the Company, effective immediately. The Company's Board of Directors appointed Arthur C. Martinez, Chairman of the Board, to serve as Executive Chairman of the Company, and formed an Office of the Chairman, whose members are Arthur C. Martinez, Jonathan Ramsden, Chief Operating Officer, Christos E. Angelides, Brand President of Abercrombie & Fitch, and Fran Horowitz, Brand President of Hollister, until a new Chief Executive Officer is appointed.

Mr. Jeffries’ employment with the Company will terminate on December 31, 2014. In connection with his retirement, Mr. Jeffries entered into a Retirement Agreement with the Company, providing him compensation as if his employment had been terminated without cause pursuant to his Employment Agreement dated December 9, 2013. In addition to any benefits Mr. Jeffries is entitled to upon retirement, as set forth in the Company's most recent definitive proxy statement on Schedule 14A, filed with the SEC on May 13, 2014, this will result in additional payments of approximately $5.5 million in cash and benefits continuation, and a pre-tax charge of approximately $4.6 million in the fourth quarter of Fiscal 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying consolidated balance sheet of Abercrombie & Fitch Co. as of November 1, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013 and the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2014 and November 2, 2013. These interim financial statements are the responsibility of the Company’s management.

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
December 11, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a specialty retailer that operates stores in North America, Europe, Asia, Australia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through direct-to-consumer operations and Hollister stores under the Gilly Hicks brand.

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

On December 8, 2014, Michael S. Jeffries retired from his positions as Chief Executive Officer and director of the Company, effective immediately. The Company's Board of Directors appointed Arthur C. Martinez, Chairman of the Board, to serve as Executive Chairman of the Company, and formed an Office of the Chairman, whose members are Arthur C. Martinez, Jonathan Ramsden, Chief Operating Officer, Christos E. Angelides, Brand President of Abercrombie & Fitch, and Fran Horowitz, Brand President of Hollister, until a new Chief Executive Officer is appointed.

Mr. Jeffries’ employment with the Company will terminate on December 31, 2014. In connection with his retirement, Mr. Jeffries entered into a Retirement Agreement with the Company, providing him compensation as if his employment had been terminated without cause pursuant to his Employment Agreement dated December 9, 2013. In addition to any benefits Mr. Jeffries is entitled to upon retirement, as set forth in the Company's most recent definitive proxy statement on Schedule 14A, filed with the SEC on May 13, 2014, this will result in additional payments of approximately $5.5 million in cash and benefits continuation, and a pre-tax charge of approximately $4.6 million in the fourth quarter of Fiscal 2014.

RESULTS OF OPERATIONS

During the third quarter of Fiscal 2014, net sales decreased 12% to $911.5 million from $1.033 billion for the third quarter of Fiscal 2013. The gross profit rate for the third quarter of Fiscal 2014 was 62.2% compared to 63.0% for the third quarter of Fiscal 2013. Operating income was $33.4 million for the third quarter of Fiscal 2014 compared to an operating loss of $35.4 million for the third quarter of Fiscal 2013. The Company had net income of $18.2 million and net income per diluted share of $0.25 for the third quarter of Fiscal 2014 compared to a net loss of $15.6 million and net loss per diluted share of $0.20 for the third quarter of Fiscal 2013.

During the Fiscal 2014 year-to-date period, net sales decreased 7% to $2.624 billion from $2.818 billion for the comparable period of Fiscal 2013. The gross profit rate for the Fiscal 2014 year-to-date period was 62.2% compared to 64.2% for the comparable period of Fiscal 2013. The Company reported an operating income of $21.4 million for the Fiscal 2014 year-to-date period compared to an operating loss of $30.1 million for the comparable period of Fiscal 2013. The Company had a net income of $7.4 million and net income per diluted share of $0.10 for the Fiscal 2014 year-to-date period compared to a net loss of $11.5 million and net loss per diluted share of $0.15 for the comparable period of Fiscal 2013.

Excluding certain charges detailed in the GAAP to non-GAAP financial measures reconciliation below, the Company reported adjusted non-GAAP net income of $30.4 million and adjusted non-GAAP net income per diluted share of $0.42 for the third quarter of Fiscal 2014 compared to adjusted non-GAAP net income of $40.5 million and adjusted non-GAAP net income per diluted share of $0.52 for the third quarter of Fiscal 2013. For the Fiscal 2014 year-to-date period, the Company reported adjusted non-GAAP net income of $31.5 million and adjusted non-GAAP net income per diluted share of $0.43 compared to adjusted non-GAAP net income of $46.4 million and adjusted non-GAAP net income per diluted share of $0.59 for the comparable period of Fiscal 2013.

The Company believes that the non-GAAP financial measures discussed above are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods without reference to the impact of charges related to store-related asset impairment, store closures, the Gilly Hicks brand restructuring, the Company's profit improvement initiative, and legal, advisory and other charges related to certain corporate governance matters. These non-GAAP financial measures should not be used as alternatives to operating income (loss), net income (loss), or net income (loss) per diluted share and are also not intended to be indicators of the ongoing operating performance of the Company or to supersede or replace the Company’s GAAP financial measures. The table below reconciles the GAAP financial measures to the non-GAAP financial measures for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013.

	November 1, 2014			November 2, 2013
(in thousands, except per share amounts)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share(3)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share(3)
Thirteen Weeks Ended
GAAP	$33,366	$18,227	$0.25	$(35,370)	$(15,644)	$(0.20)
Excluded Charges (1)	20,268	12,179	0.17	95,869	56,189	0.72
Non-GAAP	$53,634	$30,406	$0.42	$60,499	$40,545	$0.52	(3)
Thirty-Nine Weeks Ended
GAAP	$21,353	$7,433	$0.10	$(30,127)	$(11,477)	$(0.15)
Excluded Charges (2)	38,249	24,056	0.33	98,444	57,834	0.74
Non-GAAP	$59,602	$31,489	$0.43	$68,317	$46,357	$0.59	(3)

(1)
Excluded charges for the thirteen weeks ended November 1, 2014 included $16.7 million in pre-tax charges related to store-related asset impairment, $2.3 million in pre-tax charges related to lease terminations and store closures, $0.7 million in pre-tax charges related to the Company's profit improvement initiative and $0.6 million in pre-tax charges related to legal, advisory and other charges related to certain corporate governance matters. Excluded charges for the thirteen weeks ended November 2, 2013 included $43.6 million in pre-tax charges related to store-related asset impairment, $44.7 million in pre-tax charges related to the restructuring of the Gilly Hicks brand and $7.6 million in pre-tax charges related to the Company's profit improvement initiative.

(2)
Excluded charges for the thirty-nine weeks ended November 1, 2014 include $16.7 million in pre-tax charges related to store-related asset impairment, $2.3 million in pre-tax charges related to lease terminations and store closures, $6.1 million in pre-tax charges related to the restructuring of the Gilly Hicks brand, $5.7 million in pre-tax charges related to the Company's profit improvement initiative and $7.5 million in pre-tax charges for legal, advisory and other charges related to certain corporate governance matters. Excluded charges for the thirty-nine weeks ended November 2, 2013 included $44.7 million in pre-tax charges related to the restructuring of the Gilly Hicks brand, $43.6 million in pre-tax charges related to store asset impairment, and $10.1 million in pre-tax charges related to the Company's profit improvement initiative.

(3)
Adjusted non-GAAP net income per diluted share is based on diluted weighted-average shares outstanding of 77.7 million and 79.0 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

As of November 1, 2014, the Company had $320.6 million in cash and equivalents, and $300.0 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $29.5 million for the thirty-nine weeks ended November 1, 2014, primarily related to operating income, adjusted for non-cash items, which was partially offset by inventory purchases. The Company used cash of $132.2 million for capital expenditures, $285.0 million to repurchase approximately 7.3 million shares of A&F’s Common Stock and $43.5 million for dividends paid during the thirty-nine weeks ended November 1, 2014. In addition, the Company had net proceeds of $162.0 million from borrowings during the thirty-nine weeks ended November 1, 2014.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

The following table presents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013, expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	37.8%	37.0%	37.8%	35.8%
GROSS PROFIT	62.2%	63.0%	62.2%	64.2%
Stores and Distribution Expense	45.4%	46.6%	47.9%	49.8%
Marketing, General and Administrative Expense	11.5%	12.3%	12.9%	12.9%
Restructuring Charges	—%	4.3%	0.2%	1.6%
Asset Impairment	1.8%	4.2%	0.6%	1.5%
Other Operating Income, Net	(0.1)%	(1.0)%	(0.4)%	(0.5)%
OPERATING INCOME (LOSS)	3.6%	(3.4)%	0.8%	(1.1)%
Interest Expense, Net	0.6%	0.2%	0.4%	0.2%
INCOME (LOSS) BEFORE TAXES	3.0%	(3.6)%	0.4%	(1.2)%
Tax Expense (Benefit)	1.0%	(2.1)%	0.2%	(0.8)%
NET INCOME (LOSS)	2.0%	(1.5)%	0.3%	(0.4)%

Financial Summary
The following summarized financial and statistical data compare the thirteen and thirty-nine week periods ended November 1, 2014 to the thirteen and thirty-nine week periods ended November 2, 2013:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales by segment (millions)	$911.5	$1,033.3	$2,624.5	$2,817.8
U.S. Stores	$475.7	$561.8	$1,324.1	$1,515.1
International Stores	$248.2	$296.9	$769.0	$841.1
Direct-to-Consumer	$187.5	$174.6	$531.4	$461.6
Net sales as a % of total sales
U.S. Stores	52%	54%	51%	54%
International Stores	27%	29%	29%	30%
Direct-to-Consumer	21%	17%	20%	16%

Net sales by brand (millions)*	$911.5	$1,033.3	$2,624.5	$2,817.8
Abercrombie & Fitch	$358.4	$387.6	$1,025.8	$1,069.0
abercrombie	$81.3	$90.1	$220.6	$239.3
Hollister	$468.1	$534.0	$1,354.3	$1,443.7
Gilly Hicks**	$3.6	$21.6	$23.7	$65.8

Increase (decrease) in comparable sales***	(10)%	(14)%	(7)%	(13)%
Abercrombie & Fitch	(6)%	(13)%	(3)%	(11)%
abercrombie	(10)%	(4)%	(8)%	(4)%
Hollister	(12)%	(16)%	(10)%	(15)%
Increase (decrease) in comparable sales by geography***
U.S.	(7)%	(14)%	(6)%	(13)%
International	(15)%	(15)%	(10)%	(13)%
Increase (decrease) in comparable sales by channel***
Total Stores	(14)%	(18)%	(12)%	(16)%
Direct-to-Consumer	8%	11%	15%	6%

*	Totals may not foot due to rounding.

**	Net sales reflects the activity of stores open during the period and direct-to-consumer sales.

***
A store is included in comparable sales when it has been open as the same brand 12 months or more and its square footage has not been expanded or reduced by more than 20% within the past year. Comparable sales include comparable direct-to-consumer sales.

CURRENT TRENDS AND OUTLOOK

In what continues to be a challenging retail environment, particularly among younger consumers, the third quarter of Fiscal 2014 proved to be more difficult than expected, with a weakening in trends across all brands and channels. Total Company comparable sales for the quarter were down 10%, with U.S. comparable store sales down 10% and international comparable store sales down 22%. Direct-to-consumer comparable sales were up 8% in the third quarter, but positive by a lower percentage than in the first and second quarters. Reduced heavy logo business continued to weigh heavily on our results, contributing approximately 12 percentage points to our down 10% total comparable sales for the third quarter, with non-logo business comping up slightly. On the international front, comparable sales were negative in almost all markets, but we are encouraged by positive comparable sales in China, which improved from the second quarter. The quarter also marked the opening of our first Chinese mall-based A&F store in Chengdu, which is performing strongly, and encourages us to believe in the growth potential of both of our major brands in China.

While we anticipate business conditions will remain difficult, we continue to take strategic steps to position the Company for future top-line growth and operating margin improvement to drive long-term value for stockholders.

We remain focused on improving the productivity and profitability of our U.S. stores, through initiatives around our assortment, marketing and brand engagement, through the opening of high productivity outlet stores and through closures of underperforming stores. We are pleased with results from the Hollister stores we have converted to a redesigned storefront, and we expect to allocate capital to accelerate the roll-out in both the U.S. and Europe in 2015. Regarding store closures, we still expect to close approximately 60 stores during Fiscal 2014 and a similar number in each of the next few years, primarily through natural lease expirations.

We are pleased with key metrics we are seeing from our marketing initiatives. Across both brands, fan growth in platforms such as Instagram, Facebook and Twitter is up by over 25% year-over-year and total social engagement during the quarter was more than four times greater than last year. In addition, according to our social listening tool Crimson Hexagon, net brand sentiment is up close to 30% for A&F and up close to 40% for Hollister since the beginning of the year. Going forward, we believe our greatest opportunity remains in improving top of funnel metrics, specifically brand consideration.

We continued the roll-out of our omnichannel efforts during the third quarter. Ship-from-store is now live in approximately 370 stores and order-in-store is live in approximately 660 stores, all within the U.S. We believe these initiatives will be both sales and margin accretive during the fourth quarter and beyond. In addition, we continue to expect to have reserve-in-store and in-store-pickup activated during 2015, and we are working on a roll-out of omnichannel capabilities in Europe. During the quarter we also launched localized Asia direct-to-consumer capabilities, including local desktop and mobile sites in Japan, China, Hong Kong, Singapore and Taiwan; regional fulfillment from Hong Kong and local fulfillment within China; and a Hollister storefront on Tmall. We are still in the early stages, but we have seen a clear improvement in both traffic and conversion.

We continue to pursue other initiatives to grow the international penetration of our brands, including our first franchising arrangement in Mexico, which encompasses both the A&F and Hollister brands, where our first store is set to open in late Spring 2015.

We continue to make excellent progress on expense reduction, enabling us to partially mitigate lower than projected sales and gross margin dollars. Our next steps in our profit improvement initaitive include institutionalizing the process changes implemented during 2014, and continuing to drive for more efficiencies in our core processes.

Related to our move to a brand-based organizational model, we are very pleased to have welcomed Fran Horowitz and Christos Angelides to the Company during the quarter as our Hollister and A&F/Kids brand presidents, respectively.

Looking forward, we expect Fiscal 2014 full year adjusted non-GAAP diluted earnings per share to be in the range of $1.50 to $1.65. This guidance is based on the assumption that fourth quarter total comparable sales will be down by a mid-to-high single-digit percentage. The guidance also assumes a gross margin rate for the fourth quarter higher than last year, but lower than the third quarter year-to-date rate.

The guidance assumes a full year effective tax rate in the upper 30’s, which remains sensitive to the mix between international and domestic income. The guidance also assumes a full year weighted average share count of approximately 73.1 million shares.

The guidance does not include charges related to the Gilly Hicks restructuring, the Company's profit improvement initiative, certain corporate governance matters, other potential impairment and store closure charges or any charges related to the Chief Executive Officer's retirement, as discussed in Note 19, "SUBSEQUENT EVENTS" of the Notes to the Consolidated Financial Statements.

THIRD QUARTER AND YEAR-TO-DATE RESULTS

Net Sales

Net sales for the third quarter of Fiscal 2014 were $911.5 million, a decrease of 12% from net sales of $1.033 billion during the third quarter of Fiscal 2013. The net sales decrease was primarily attributable to a 10% decrease in total comparable sales. Including direct-to-consumer sales, U.S. sales decreased 12% to $594.7 million and international sales decreased 12% to $316.7 million. The impact of changes in foreign currency adversely affected sales by approximately $8.8 million for the thirteen weeks ended November 1, 2014 (based on converting prior year sales at current year exchange rates).

Year-to-date net sales in Fiscal 2014 were $2.624 billion, a decrease of 7% from net sales of $2.818 billion during the year-to-date period in Fiscal 2013. The net sales decrease was attributable to a 7% decrease in total comparable sales. Including direct-to-consumer sales, U.S. sales decreased 9% to $1.645 billion and international sales decreased 3% to $979.1 million. The impact of changes in foreign currency benefited sales by approximately $16.0 million for the thirty-nine weeks ended November 1, 2014.

By brand, comparable sales for the third quarter of Fiscal 2014, including direct-to-consumer, were as follows: Abercrombie & Fitch decreased 6%, abercrombie kids decreased 10% and Hollister decreased 12%. Across the brands, the male and female business performed comparably.

Total comparable sales for the quarter, including direct-to-consumer sales, decreased 10% with comparable U.S. sales decreasing 7% and comparable international sales decreasing 15%. Within the quarter, comparable sales were weakest in September and October.

Direct-to-consumer sales, including shipping and handling revenue, for the third quarter of Fiscal 2014 were $187.5 million, an increase of 7% from Fiscal 2013 third quarter direct-to-consumer sales of $174.6 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 20.6% of total net sales in the third quarter of Fiscal 2014 compared to 16.9% in the third quarter of Fiscal 2013.

Direct-to-consumer sales, including shipping and handling revenue, for the Fiscal 2014 year-to-date period were $531.4 million, an increase of 15% from Fiscal 2013 year-to-date direct-to-consumer sales of $461.6 million. The direct-to-consumer sales increase was primarily driven by an increase in the international business. The direct-to-consumer business, including shipping and handling revenue, accounted for 20.2% of total net sales for the year-to-date period of Fiscal 2014 compared to 16.4% in the Fiscal 2013 year-to-date period.

Gross Profit

Gross profit for the third quarter of Fiscal 2014 was $567.1 million compared to $651.0 million for the comparable period in Fiscal 2013. The gross profit rate (gross profit divided by net sales) for the third quarter of Fiscal 2014 was 62.2%, a decrease of 80 basis points from the third quarter of Fiscal 2013 rate of 63.0%.

Year-to-date gross profit for Fiscal 2014 was $1.632 billion compared to $1.808 billion for the comparable period in Fiscal 2013. The gross profit rate for the year-to-date period of Fiscal 2014 was 62.2%, down 200 basis points from the year-to-date period of Fiscal 2013 rate of 64.2%.

The decrease in the gross profit rate for both the third quarter and year-to-date period was primarily driven by increased promotional activity, including shipping promotions in the direct-to-consumer business, partially offset by lower average unit cost in the third quarter.

Stores and Distribution Expense

Stores and distribution expense for the third quarter of Fiscal 2014 was $413.6 million, down from $481.2 million for the comparable period in Fiscal 2013. Stores and distribution expense included $2.3 million of charges in the third quarter of Fiscal 2014 and $0.6 million of charges in the third quarter of Fiscal 2013 related to lease terminations, store closures and the Company's profit improvement initiative. Excluding these charges, the stores and distribution expense rate for the quarter was 45.1% of net sales, down 140 basis points from 46.5% of net sales in the third quarter of Fiscal 2013.

Stores and distribution expense for the Fiscal 2014 year-to-date period was $1.257 billion compared to $1.402 billion for the comparable period in Fiscal 2013. Stores and distribution expense included $4.4 million of charges for the thirty-nine weeks ended November 1, 2014 and $0.6 million of charges for thirty-nine weeks ended November 2, 2013 related to lease terminations, store closures and the Company's profit improvement initiative. Excluding these charges, the stores and distribution expense rate for the Fiscal 2014 year-to-date period was 47.7% of net sales, down 200 basis points from 49.7% of net sales for the same period of Fiscal 2013.

The decrease in stores and distribution expense as a percent of net sales for both the third quarter and year-to-date period was driven primarily by savings in from the Company's profit improvement initiative, largely in store payroll and other controllable store expense, partially offset by higher direct-to-consumer expense.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $24.0 million for the thirteen weeks ended November 1, 2014 compared to $20.2 million for the thirteen weeks ended November 2, 2013, and $69.7 million for the thirty-nine weeks ended November 1, 2014 compared to $54.5 million for the thirty-nine weeks ended November 2, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $12.1 million for the thirteen weeks ended November 1, 2014 compared to $13.6 million for the thirteen weeks ended November 2, 2013, and $39.7 million for the thirty-nine weeks ended November 1, 2014 compared to $39.6 million for the thirty-nine weeks ended November 2, 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

Marketing, general and administrative expense during the third quarter of Fiscal 2014 was $105.0 million compared to $126.8 million during the third quarter of Fiscal 2013. Marketing, general and administrative expense included $1.2 million of charges for the third quarter of Fiscal 2014, and $7.0 million of charges for the same period in Fiscal 2013 related to the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters. Excluding these charges, marketing, general and administrative expense for Fiscal 2014 was $103.8 million compared to $119.8 million for Fiscal 2013, a decrease of 13%.

Marketing, general and administrative expense during the Fiscal 2014 year-to-date period was $339.6 million compared to $363.2 million during the same period in Fiscal 2013. Marketing, general and administrative expense included $11.2 million of charges for the thirty-nine weeks ended November 1, 2014 and $9.5 million of charges for the thirty-nine weeks ended November 2, 2013 related to the Company's profit improvement initiative and legal, advisory and other charges related to certain corporate governance matters. Excluding these charges, marketing, general and administrative expense for the Fiscal 2014 year-to-date period was $328.5 million compared to $353.7 million for the same period in Fiscal 2013, a decrease of 7%.

The decrease in marketing, general and administrative expense for both the thirteen and thirty-nine weeks ended November 1, 2014 was driven primarily by a decrease in compensation expense, including incentive and equity compensation, partially offset by an increase in marketing expense.

Restructuring Charges

Restructuring charges associated with the closure of the Gilly Hicks stand-alone stores for the thirty-nine weeks ended November 1, 2014 were $6.1 million, of which $5.7 million related to lease terminations. Restructuring charges associated with the store closures for the thirty-nine weeks ended November 2, 2013 were $44.7 million, of which $37.9 million related to asset impairment and $6.8 million related to lease terminations.

Asset Impairment

The Company incurred non-cash asset impairment charges of $16.7 million related to 39 stores whose asset carrying values were determined to not be recoverable and exceeded fair value for the thirty-nine weeks ended November 1, 2014. The asset impairment charges for the year-to-date period of Fiscal 2014 primarily related to the Company's Abercrombie & Fitch flagship store location in the Ginza district of Tokyo, Japan, as well as three additional Abercrombie & Fitch stores, five Hollister stores and nine abercrombie kids stores. For the thirty-nine weeks ended November 2, 2013, the Company incurred non-cash asset impairment charges of $43.6 million related to 93 stores whose asset carrying values were determined to not be recoverable and exceeded fair value.

Other Operating Income, Net

Third quarter other operating income, net for Fiscal 2014 was $1.5 million compared to $9.9 million for the third quarter of Fiscal 2013. Other operating income, net included insurance recoveries of approximately $1.5 million and $6.0 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.

Year-to-date other operating income, net for Fiscal 2014 was $9.4 million compared to $15.1 million for the year-to-date period of Fiscal 2013. Other operating income, net included insurance recoveries of approximately $7.6 million and $9.0 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

Operating Income (Loss)

Operating income for the third quarter of Fiscal 2014 was $33.4 million, compared to an operating loss of $35.4 million during the third quarter of Fiscal 2013. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," totaling $20.3 million and $95.9 million for the third quarter of Fiscal 2014 and Fiscal 2013, respectively, operating income was $53.6 million and $60.5 million for the third quarter of Fiscal 2014 and Fiscal 2013, respectively.

Year-to-date operating income in Fiscal 2014 was $21.4 million, compared to an operating loss of $30.1 million during the corresponding period of Fiscal 2013. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," totaling $38.3 million and $98.4 million for the year-to-date periods of Fiscal 2014 and Fiscal 2013, respectively, operating income was $59.6 million and $68.3 million for the year-to-date periods of Fiscal 2014 and Fiscal 2013, respectively.

Interest Expense, Net and Tax Expense (Benefit)

Third quarter interest expense was $6.6 million in Fiscal 2014, partially offset by interest income of $1.0 million, compared to interest expense of $2.7 million, partially offset by interest income of $1.1 million in the third quarter of Fiscal 2013.

Year-to-date interest expense was $12.5 million in Fiscal 2014, partially offset by interest income of $2.9 million, compared to interest expense of $8.2 million in Fiscal 2013, partially offset by interest income of $3.1 million.

The effective tax rate for the third quarter of Fiscal 2014 was 34.4%. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," the Company's effective tax rate was 36.7% for the third quarter of Fiscal 2014 compared to 31.1% for the third quarter of Fiscal 2013. The third quarter Fiscal 2013 effective tax rate reflects a $4.9 million benefit related to other discrete tax matters.

The effective tax rate for the year-to-date period of Fiscal 2014 was 36.8%. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," the Company's effective tax rate was 37.0% for Fiscal 2014 compared to 26.7% for the Fiscal 2013 year-to-date period. The Fiscal 2013 year-to-date effective tax rate reflects a benefit resulting from the settlement of certain state tax audits and a $4.9 million benefit related to other discrete tax matters in the third quarter.

The Company expects the full year effective tax rate to be approximately 40%. The rate remaining sensitive to the U.S./international profit mix.

As of November 1, 2014, there were approximately $18.8 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Net Income (Loss) and Net Income (Loss) per Share

Net income for the third quarter of Fiscal 2014 was $18.2 million compared to a net loss of $15.6 million for the third quarter of Fiscal 2013. The Company reported net income per diluted share of $0.25 and a net loss per diluted share of $0.20 for the third quarter of Fiscal 2014 and Fiscal 2013, respectively. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," the Company reported adjusted non-GAAP net income of $30.4 million and $40.5 million and adjusted non-GAAP net income per diluted share of $0.42 and $0.52 for the third quarter of Fiscal 2014 and Fiscal 2013, respectively.

Net income for the year-to-date period of Fiscal 2014 was $7.4 million compared to a net loss of $11.5 million for the year-to-date period of Fiscal 2013. The Company reported net income per diluted share of $0.10 and a net loss per diluted share of $0.15 for the year-to-date period of Fiscal 2014 and Fiscal 2013, respectively. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "RESULTS OF OPERATIONS," the Company reported adjusted non-GAAP net income of $31.5 million and $46.4 million and adjusted non-GAAP net income per diluted share of $0.43 and $0.59 for the year-to-date period of Fiscal 2014 and Fiscal 2013, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has the ABL facility available as a source of additional funding.

Credit Agreements

In 2011, the Company entered into an unsecured credit agreement (the “2011 Credit Agreement”) which, as amended most recently on November 4, 2013, provided for a $350 million revolving credit facility. In 2012, the Company entered into a term loan agreement (the “2012 Term Loan Agreement” and, together with the 2011 Credit Agreement, the “2011 and 2012 Credit Agreements”) which, as amended most recently on November 4, 2013, provided for a $150 million term loan facility. No borrowings were outstanding under the 2011 Credit Agreement and $135.0 million in borrowings were outstanding under the 2012 Term Loan Agreement as of February 1, 2014.

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

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). A portion of the proceeds of the Term Loan Facility were used to repay the outstanding balance of approximately $127.5 million under the Company’s 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company’s 2011 Credit Agreement and to pay fees and expenses associated with the transaction.

Debt Discount and Deferred Financing Fees

The Term Loan Facility was issued at a $3 million or 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees on a straight-line basis over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of November 1, 2014 were as follows:

(in thousands)	November 1, 2014
Borrowings, gross at carrying amount	$300,000
Unamortized discount	(2,893)
Unamortized fees paid to lenders	(3,169)
Borrowings, net	$293,938

No borrowings were outstanding under the ABL Facility as of November 1, 2014.

Maturity, Amortization and Prepayments

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and will amortize at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights.

Interest and Fees

Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter beginning January 31, 2015, based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of November 1, 2014.

As of November 1, 2014, the borrowing base on the ABL Facility was $400 million. As of December 8, 2014, the Company had not drawn on the ABL Facility, and had approximately $9.4 million in outstanding letters of credit.

The Company's credit facilities are described in Note 12, "BORROWINGS" of the Notes to the Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," of this Quarterly report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was $29.5 million for the thirty-nine weeks ended November 1, 2014 compared to net cash used for operating activities of $230.2 million for the thirty-nine weeks ended November 2, 2013. The change in cash flow associated with operating activities was primarily related to a change in inventory, with inventory balances increasing by a lower amount for the thirty-nine weeks ended November 1, 2014 than for the thirty-nine weeks ended November 2, 2013.

Investing Activities

Cash outflows for investing activities for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 were used primarily for capital expenditures related to new store construction and information technology, including direct-to-consumer investments.

Financing Activities

For the thirty-nine weeks ended November 1, 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $285.0 million, the repayment of borrowings of $195.0 million and the payment of dividends of $43.5 million. For the thirty-nine weeks ended November 2, 2013, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $115.8 million, the payment of dividends of $46.6 million and the repayment of borrowings of $11.3 million. For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings of $357.0 million and $150.0 million, respectively.

During the thirty-nine weeks ended November 1, 2014, A&F repurchased approximately 7.3 million shares of A&F’s Common Stock, of which approximately 3.5 million shares with a market value of approximately $135.0 million were purchased in the open market and approximately 3.8 million shares with an aggregate cost of $150.0 million were purchased pursuant to an accelerated share repurchase agreement. During the thirty-nine weeks ended November 2, 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a market value of approximately $115.8 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors' authorizations.

As of November 1, 2014, A&F had approximately 9.0 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

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

Subject to suitable market conditions and available liquidity, A&F expects to continue to repurchase shares of its Common Stock. The Company anticipates funding these cash requirements utilizing free cash flow generated from operations.

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

Off-Balance Sheet Arrangements

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $9.4 million in stand-by letters of credit outstanding as of November 1, 2014. The Company has no other off-balance sheet arrangements.

Contractual Obligations

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 1, 2014, there were no material changes in the contractual obligations as of February 1, 2014, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations), and the repayments under the 2014 Credit Facilities.

Gilly Hicks Restructuring

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through Hollister stores and direct-to-consumer channels.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $89 million, of which $6.1 million of charges, primarily related to lease terminations, was recognized during the thirty-nine weeks ended November 1, 2014.

Below is a summary of the aggregate pre-tax charges incurred through November 1, 2014 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease Terminations and Store Closure Costs	$48,395
Asset Impairment	37,940
Other	1,218
Total Charges (1)	$87,553

(1)
As of November 1, 2014, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50.2 million for the U.S. Stores segment and $37.4 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.4 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of November 1, 2014, related to the closure of the Gilly Hicks stores (in thousands):

Accrued Liability as of February 1, 2014	$42,507
Costs Incurred	11,361
Cash Payments	(47,533)
Accrued Liability as of November 1, 2014	$6,335

Store Activity

The Company now anticipates that it will have opened a total of 12 full-price international stores throughout Fiscal 2014, including 7 Hollister stores and 4 Abercrombie & Fitch stores.  The Company also expects to have opened 9 international and U.S. outlet stores during Fiscal 2014.  In addition, the Company continues to expect to have closed approximately 60 stores in the U.S. during Fiscal 2014 through natural lease expirations.

The Company expects total capital expenditures for Fiscal 2014 to be approximately $200 million. Capital expenditures totaled $132.2 million and $124.0 million for the thirty-nine week periods ended November 1, 2014 and November 2, 2013, respectively.

During the thirty-nine week period ended November 1, 2014, the Company closed the last remaining U.S. Gilly Hicks store.

Third Quarter Store Count and Gross Square Feet

Store count and gross square footage by brand for the thirteen week periods ended November 1, 2014 and November 2, 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
August 2, 2014	254	128	454	—	836
New	2	—	—	—	2
Closed	(1)	(1)	(2)	—	(4)
November 1, 2014	255	127	452	—	834
Gross Square Feet at November 1, 2014	2,249	635	3,119	—	6,003
International Stores
August 2, 2014	25	5	131	—	161
New	2	1	2	—	5
Closed	—	—	—	—	—
November 1, 2014	27	6	133	—	166
Gross Square Feet at November 1, 2014	469	81	1,162	—	1,712
Total Stores	282	133	585	—	1,000
Total Gross Square Feet at November 1, 2014	2,718	716	4,281	—	7,715

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
August 3, 2013	265	140	474	17	896
New (1)	—	—	—	—	—
Closed	—	—	(3)	—	(3)
November 2, 2013	265	140	471	17	893
Gross Square Feet at November 2, 2013	2,367	675	3,241	169	6,452
International Stores
August 3, 2013	20	5	116	7	148
New (1)	2	—	6	—	8
Closed	—	—	—	—	—
November 2, 2013	22	5	122	7	156
Gross Square Feet at November 2, 2013	431	66	1,071	49	1,617
Total Stores	287	145	593	24	1,049
Total Gross Square Feet at November 2, 2013	2,798	741	4,312	218	8,069

(1)
Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced both Domestic and International store openings for the thirteen weeks ended November 2, 2013 by one store for abercrombie.

Year-to-Date Store Count and Gross Square Feet

Store count and gross square footage by brand for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 1, 2014	253	131	458	1	843
New	3	1	1	—	5
Closed	(1)	(5)	(7)	(1)	(14)
November 1, 2014	255	127	452	—	834
Gross Square Feet at November 1, 2014	2,249	635	3,119	—	6,003
International Stores
February 1, 2014	22	5	129	7	163
New	5	1	4	—	10
Closed	—	—	—	(7)	(7)
November 1, 2014	27	6	133	—	166
Gross Square Feet at November 1, 2014	469	81	1,162	—	1,712
Total Stores	282	133	585	—	1,000
Total Gross Square Feet at November 1, 2014	2,718	716	4,281	—	7,715

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
U.S. Stores
February 2, 2013	266	141	478	17	902
New (1)	1	—	—	—	1
Closed	(2)	(1)	(7)	—	(10)
November 2, 2013	265	140	471	17	893
Gross Square Feet at November 2, 2013	2,367	675	3,241	169	6,452
International Stores
February 2, 2013	19	6	107	7	139
New (1)	3	—	15	—	18
Closed	—	(1)	—	—	(1)
November 2, 2013	22	5	122	7	156
Gross Square Feet at November 2, 2013	431	66	1,071	49	1,617
Total Stores	287	145	593	24	1,049
Total Gross Square Feet at November 2, 2013	2,798	741	4,312	218	8,069

(1)
Prior period store counts have been restated to count multi-brand outlet stores as a single store. The change reduced Domestic and International store openings for the thirty-nine weeks ended November 2, 2013 by four stores for abercrombie and Gilly Hicks (one Domestic abercrombie store and two International abercrombie and Gilly Hicks store).

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

Critical Accounting Estimates

We describe our significant accounting policies in Note 3, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2013. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2013 with the exception of the items below.

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

Based on the impact of current sales trends, a number of stores were tested for impairment during the third quarter. The stores that were tested and not impaired had an insignificant aggregate net asset group value. Net asset group value includes the value of construction allowances.

A 10% decrease in the sales assumption used to project future cash flows in the third quarter of Fiscal 2014 impairment test would have increased the impairment charge by an insignificant amount.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2013 filed on March 31, 2014, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2014 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our Asset-Based Revolving Credit Facility and our Term Loan Facility include financial and other covenants that impose restrictions on our financial and business operations;

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results;

•	our inability to successfully implement our long-range strategic plan could have a negative impact on our growth and profitability;

•	our estimates of the expenses that we may incur in connection with the closures of the Gilly Hicks stores could prove to be inaccurate;

•
we are currently involved in a search for a new chief executive officer and if this search is delayed or if we were to lose the services of other key personnel, our business could be negatively impacted; and

•	our inability to transition to a brand-based organizational model in a timely fashion could have a negative impact on our business.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Chief Executive Officer Supplemental Executive Retirement Plan. The Rabbi Trust assets are consolidated and recorded at fair value, with the exception of the trust-owned life insurance policies which are recorded at cash surrender value. The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted as to their use as noted above. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen week periods ended November 1, 2014 and November 2, 2013 and realized gains of $2.4 million and $2.5 million for the thirty-nine week periods ended November 1, 2014 and November 2, 2013, respectively.

Interest Rate Risks

On August 7, 2014, the Company entered into new credit agreements and all amounts outstanding under the Company's previously existing term loan facility and revolving credit facility were repaid in full. The Company has approximately $300 million in gross borrowings outstanding under its new term loan facility (the "Term Loan Facility") and no borrowings outstanding under its new senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR or an alternate base rate plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for the fifty-two week period ending January 31, 2015 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s Credit Facilities.

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2014. Based upon that evaluation, the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 1, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 1, 2014 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2013 filed on March 31, 2014, except for the following:

We rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business.

Our senior executive officers closely supervise all aspects of our business - in particular, the design of our merchandise and the operation of our stores. Our senior executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of our brands. If we were to lose the benefit of their involvement - in particular the services of any one or more of certain members of the Office of the Chairman, including Jonathan E. Ramsden, Chief Operating Officer and Interim Principal Executive Officer; Christos E. Angelides, Brand President of Abercrombie & Fitch; Fran Horowitz, Brand President of Hollister - without adequate succession plans, our business could be adversely affected. In addition, our new leadership positions for our major brands will play an important role in enhancing brand engagement and profitability. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.

We are currently involved in a search for a new chief executive officer and if this search is delayed or if we were to lose the services of other key personnel, our business could be negatively impacted.

On December 8, 2014, Michael S. Jeffries resigned from the positions of chief executive officer and director of the Company. Our board of directors appointed Arthur C. Martinez to serve as Executive Chairman of the Company, created an Office of the Chairman, and initiated a search to identify a new chief executive officer. The search for a new chief executive officer may be disruptive to our operations and create uncertainty about our business and future direction. To the extent there is a delay in choosing a new chief executive officer, our business could be negatively impacted. In addition, our future success depends in part upon the continued service of key members of our senior management team.

Our inability to transition to a brand-based organizational model in a timely fashion could have a negative impact on our business.

As part of our transition to a brand-based organizational model, the Company hired Christos E. Angelides as the Brand President of Abercrombie & Fitch and abercrombie kids and Fran Horowitz as the Brand President of Hollister. The successful transition to a brand-based organizational model is dependent on the speed, efficiency and effectiveness of this transition. In addition, it may take some time for our Brand Presidents to become fully integrated into our business. Any delay in a successful transition to a brand-based organizational model and integration of our Brand Presidents may have a negative impact on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2014 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen-week period ended November 1, 2014:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (4)
August 3, 2014 through August 30, 2014	3,540	$41.44	—	11,003,194
August 31, 2014 through October 4, 2014	1,157,089	$39.13	1,155,805	9,847,389
October 5, 2014 through November 1, 2014	883,288	$33.76	883,213	8,964,176
Total	2,043,917	$36.81	2,039,018	8,964,176

(1)
4,889 of the shares of A&F’s Common Stock purchased during the thirteen-week period ended November 1, 2014 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)	The average price paid per share includes broker commissions, as applicable.

(3)
The reported shares were repurchased pursuant to A&F’s publicly announced stock repurchase authorizations. On May 15, 2012, A&F’s Board of Directors authorized the repurchase of an aggregate of 10.0 million shares of A&F’s Common Stock, which authorization was announced on May 16, 2012. On August 14, 2012, A&F's Board of Directors authorized the repurchase of an additional 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012. As of the end of the first fiscal month of the thirteen week period ended November 1, 2014, A&F had repurchased all of the shares of Common Stock authorized under the May 15, 2012 stock purchase authorization.

(4)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 3 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 5.	OTHER INFORMATION

As announced on December 9, 2014, effective December 8, 2014, Michael S. Jeffries retired from his positions as Chief Executive Officer and a director of the Company. The Company does not currently have a Chief Executive Officer. Jonathan E. Ramsden, the Company’s Chief Operating Officer and a member of the Office of the Chairman, will sign reports and statements of the Company, including without limitation, the certifications required to be filed/furnished as exhibits to Forms 10-K and 10-Q, under the Securities Exchange Act of 1934, as amended, as the Interim Principal Executive Officer. Biographical and other information concerning Mr. Ramsden is set forth in the Company's most recent definitive proxy statement on Schedule 14A, filed with the SEC on May 13, 2014, and in the Company's annual report on Form 10-K for the fiscal year ended February 1, 2014, filed with the SEC on March 31, 2014, and such information is incorporated herein by reference. Mr. Ramsden will not receive any additional compensation as a result of this designation.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Employment Offer, accepted June 10, 2014, between Christos E. Angelides and Abercrombie & Fitch Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed June 10, 2014 (File No. 001-12107).

10.2
Credit Agreement, dated as of August 7, 2014 (the “2014 ABL Credit Agreement”), among Abercrombie & Fitch Management Co., as lead borrower for the borrowers and guarantors named therein; Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and swing line lender; PNC Bank, National Association, as syndication agent and a letter of credit issuer; JPMorgan Chase Bank, N.A., as documentation agent and a letter of credit issuer; Wells Fargo Bank, National Association, PNC Capital Markets LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.3
Term Loan Credit Agreement, dated as of August 7, 2014 (the “2014 Term Loan Credit Agreement”), among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, as guarantors; Wells Fargo Bank, National Association, as administrative agent and collateral agent; PNC Bank, National Association and JPMorgan Chase Bank, N.A., as syndication agents; Goldman Sachs Lending Partners, as documentation agent; Wells Fargo Securities, LLC, PNC Capital Markets LLC, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners, as joint lead arrangers and joint book-runners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.4
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.5
Term Loan Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and for the benefit of the other Credit Parties (as defined in the 2014 Term Loan Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.6
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement), incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.7
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement), incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.8
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent”, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.9
Employment Offer, accepted October 9, 2014, between Fran Horowitz and Abercrombie & Fitch Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 15, 2014 (File No. 001-12107).

10.10
Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 21, 2014 (File No. 001-12107).

10.11
Retirement Agreement, dated December 8, 2014, between Michael S. Jefferies and Abercrombie & Fitch Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed December 9, 2014.

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
31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013; (ii) Consolidated Balance Sheets at November 1, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013; and (iv) Notes to Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 11, 2014	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013; (ii) Consolidated Balance Sheets at November 1, 2014 and February 1, 2014; (iii) Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013; and (iv) Notes to Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.