Form 10-K
period 2015-01-31
ABERCROMBIE & FITCH CO /DE/
filed 2015-03-30
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number 001-12107

ABERCROMBIE & FITCH CO.

(Exact name of registrant as specified in its charter)

Delaware	31-1469076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6301 Fitch Path, New Albany, Ohio	43054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 283-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 1, 2014: $2,672,148,648.
Number of shares outstanding of the Registrant’s common stock as of March 26, 2015: 69,548,066 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 18, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

GENERAL.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through Hollister under the Gilly Hicks brand. As of January 31, 2015, the Company operated 799 stores in the United States (“U.S.”) and 170 stores outside of the U.S.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to “Fiscal 2014” represent the fifty-two week fiscal year ended January 31, 2015; to “Fiscal 2013” represent the fifty-two week fiscal year ended February 1, 2014; and to “Fiscal 2012” represent the fifty-three week fiscal year ended February 2, 2013. In addition, all references herein to “Fiscal 2015” represent the 52-week fiscal year that will end on January 30, 2016.

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

LONG-TERM OBJECTIVES.

Our objectives are focused on improving return on invested capital through a combination of improving operating margin and continuing our disciplined approach to capital allocation.

While the specifics of our strategy may change over time, our current priorities to improve operating margin include:

•	Improving store productivity and profitability

•	Selective international growth

•	Increasing direct-to-consumer and omnichannel penetration

•	Reducing expense

Our approach to capital allocation includes:

•	Continuing to invest in projects that generate the highest risk-adjusted return

•	Returning cash to shareholders, subject to suitable market conditions and available liquidity

DESCRIPTION OF OPERATIONS.

Brands.

Abercrombie & Fitch.    Abercrombie & Fitch stands for effortless American style. Since 1892, the brand has been known for its attention to detail with designs that embody simplicity and casual luxury. Rooted in a heritage of quality craftsmanship, Abercrombie & Fitch continues to bring its customers iconic, modern classics with an aspirational look, feel, and attitude.

abercrombie kids.    abercrombie kids stands for American style with a fun, youthful attitude. Known for its made-to-play durability, comfort and on-trend designs, abercrombie kids makes cool, classic clothing that kids truly want to wear.

Hollister.    Hollister is the fantasy of Southern California. Inspired by beautiful beaches, open blue skies, and sunshine, Hollister lives the dream of an endless summer. Hollister's laidback lifestyle makes every design effortlessly cool and totally accessible. Hollister brings Southern California to the world.

Refer to the “FINANCIAL SUMMARY” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information regarding net sales and other financial and operational data by segment and by brand.

FINANCIAL INFORMATION ABOUT SEGMENTS.

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s segments sell a similar group of products — casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company had three reportable segments as of January 31, 2015: U.S. Stores, International Stores and Direct-to-Consumer. Refer to Note 17, “SEGMENT REPORTING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion of the Company’s reportable segments. The Company is currently reviewing its reportable segments in the context of its recent transition to a brand-based organizational model.

STORE OPERATIONS.

At the end of Fiscal 2014, the Company operated 969 stores. The following table details the number of retail stores operated by the Company at January 31, 2015:

Fiscal 2014	Abercrombie & Fitch	abercrombie kids	Hollister	Total
U.S.	250	116	433	799
International	29	6	135	170
Total	279	122	568	969

DIRECT-TO-CONSUMER OPERATIONS.

The Company operates websites for each brand, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $832.5 million for Fiscal 2014, representing 22% of total net sales. The Company operates 46 websites, including both desktop and mobile versions. In addition, the websites are available in 10 languages, accept nine currencies and ship to over 120 countries.

OMNICHANNEL.

By increasing omnichannel efforts, the Company is working toward providing customers with a more integrated and convenient shopping experience both online and in-store, including enabling "ship-from-store" and "order-in store." The Company also expects to have "reserve-in-store" and "in-store-pickup" activated in its U.S. stores during Fiscal 2015, and is working on extending its omnichannel capabilities to Europe. The brands continue to evolve their consumer engagement strategies by developing and tailoring digital communication to connect with customers on a more personal level.

MARKETING AND ADVERTISING.

The Company is in the process of evolving its consumer engagement strategy, going beyond its iconic in-store experiences to further develop digital experiences. In-store experiences are designed to captivate the senses to reinforce the aspirational lifestyle represented by each brand and flagship stores represent the pinnacle of the Company's in-store branding efforts. The brands also have a strong fan base of globally diverse followers on key social platforms, such as Facebook, Twitter, Instagram, and Weibo. The brands engage with fans as well as key influencers such as celebrities, bloggers, and stylists to communicate fashion stories. In addition, the A&F and Hollister customer relationship management programs provide a platform to develop direct relationships with more than 10 million marketable contacts in the Company's database.

MERCHANDISE SUPPLIERS.

During Fiscal 2014, the Company sourced merchandise through approximately 150 vendors located throughout the world, primarily in Asia and Central America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2014. The Company pursues a global sourcing strategy that includes relationships with vendors in 12 countries, as well as the U.S. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. Dollars.

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

Before the Company begins production with any factory, the factory must first go through a quality assurance assessment to ensure it meets Company standards. This includes factories that are subcontractors to the factories and vendors with whom the Company works. All factories are contractually required to adhere to our vendor Code of Business Conduct and Ethics, and all factories go through social audits, which includes a factory walk-through to appraise the physical working conditions and health and safety practices, as well as payroll and age document review. Social audits on the factories are performed at least every two years after the initial audit. The Company strives to partner with suppliers who respect local laws and share our dedication to utilize best practices in human rights, labor rights, environmental practices and workplace safety.

DISTRIBUTION AND MERCHANDISE INVENTORY.

The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company uses its two DCs in New Albany, Ohio to support its North American stores and direct-to-consumer business for customers outside of Europe and Asia. The Company expects to have substantially completed a $50 million conversion of one of its New Albany DCs to a dedicated direct-to-consumer facility in the second quarter of Fiscal 2015. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, a third-party DC in China for the distribution of merchandise to stores and direct-to-consumer customers located in China, a third-party DC in Hong Kong for the distribution of merchandise to stores in Asia and Australia, and direct-to-consumer customers located in Asia, and a third-party DC in the United Arab Emirates for the distribution of merchandise to stores located in the Middle East. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers.

The Company strives to maintain sufficient quantities of inventory in its retail stores and DCs to offer customers a full selection of current merchandise. The Company attempts to balance in-stock levels and inventory turnover, and to take markdowns when required to keep merchandise fresh and current with fashion trends.

INFORMATION SYSTEMS.

The Company’s management information systems consist of a full range of retail, merchandising and financial systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to make the Company scalable and enhance efficiencies, including the support of its direct-to-consumer operations and international store operations.

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

The competitive challenges facing the Company include: anticipating and quickly responding to changing fashion trends and maintaining the aspirational positioning of its brands. Furthermore, the Company faces additional competitive challenges as many retailers continue promotional activities, particularly in the U.S. In response to these conditions, the Company has engaged in promotional activity and increased its focus on operating efficiency while seeking to preserve the value of its brands.

ASSOCIATE RELATIONS.

As of March 26, 2015, the Company employed approximately 65,000 associates, of which approximately 57,000 were part-time associates, which equates to approximately 6,000 full-time equivalents. On average, the Company employed approximately 18,000 full-time equivalents during Fiscal 2014.

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

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 26, 2015:

Jonathan E. Ramsden, 50, has been Chief Operating Officer of A&F since January 2014, and Interim Principal Executive Officer and a member of the Office of the Chairman of A&F since December 2014. Mr. Ramsden also served as Executive Vice President and Chief Financial Officer of A&F from December 2008 to May 2014. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

Christos E. Angelides, 52, has been Brand President of Abercrombie & Fitch and abercrombie kids since October 2014 and a member of the Office of the Chairman of A&F since December 2014. Prior to joining A&F, Mr. Angelides spent 28 years with Next plc, a multi-billion dollar fashion retail and Internet chain based in the United Kingdom, where he served as Group Product Director and a member of the Board of Directors from 2000 to September 2014. Prior thereto, he held a number of senior management roles with Next including General Manager of Next's sourcing office in Hong Kong, Womenswear Product Director and Menswear Product Director, and served as Chairman of Next Sourcing Limited and Non-Executive Director of Lipsy, a young women's fashion brand owned by Next.

Robert E. Bostrom, 62, has been Senior Vice President, General Counsel and Corporate Secretary of A&F since January 2014. Since August 2014, Mr. Bostrom has been a member of the Board of Directors of NeuLion, Inc. From December 2012 until December 2013, Mr. Bostrom was Co-Chairman of the Financial Regulatory and Compliance Practice of Greenberg Traurig LLP, an international law firm. From August 2011 until November 2012, Mr. Bostrom was Co-Head of the Global Financial Institutions and Funds Sector of Dentons US LLP (formerly, SNR Denton), an international law firm. From February 2006 to August 2011, Mr. Bostrom was Executive Vice President, General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). Prior to Freddie Mac, Mr. Bostrom was the Managing Partner of the New York office of Winston & Strawn LLP, a Member of that Firm’s Executive Committee and Head of its Financial Institutions Practice.

Diane Chang, 59, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Joanne C. Crevoiserat, 51, has been Executive Vice President and Chief Financial Officer of A&F since May 2014. Prior to joining A&F, she served in a number of senior management roles at Kohl's Inc., which operates family-oriented department stores and a website featuring apparel, footwear, accessories, soft home products and housewares. From June 2012 to April 2014, Ms. Crevoiserat was the Executive Vice President of Finance of Kohl's and from November 2008 to June 2012, she served as the Executive Vice President of Merchandise Planning and Allocation of Kohl's. Prior to her time with Kohl's, Ms. Crevoiserat held senior finance positions with Wal-Mart Stores and May Department Stores, including Chief Financial Officer of the Filene's, Foley's and Famous-Barr brands.

Fran Horowitz, 51, has been Brand President of Hollister since October 2014 and a member of the Office of the Chairman of A&F since December 2014. Before joining Hollister, from October 2013 to October 2014, Ms. Horowitz served as the President of Ann Taylor Loft, a division of Ann Inc., the parent company of three specialty retail fashion brands in North America. Prior to her time with Ann Taylor Loft, from February 2005 to October 2012, she held various roles at Express, Inc., a specialty apparel and accessories retailer of women's and men's merchandise, including Executive Vice President of Women's Merchandising and Design from May 2010 to November 2012. Before her time with Express, Inc., Ms. Horowitz spent 13 years at Bloomingdale's in various women's merchandising roles, including Vice President Divisional Merchandise Manager.

Amy L. Zehrer, 45, has been Executive Vice President — Store and Brand Services of A&F since February 2015. Prior thereto, Ms. Zehrer held the position of Executive Vice President — Stores of A&F from February 2013 to February 2015, the position of Senior Vice President — Stores of A&F from November 2007 to February 2013 and the position of Vice President — Stores of A&F from August 2006 to November 2007. Ms. Zehrer has been with A&F since 1992 playing an integral part in evolving the brands and the success of the Company's international expansion.

The executive officers serve at the pleasure of the Board of Directors of A&F.

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

The following factors could affect our financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:

•
changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits, could have a material adverse effect on our business, results of operations and liquidity;

•	the inability to manage our inventory commensurate with customer demand and changing fashion trends could adversely impact our sales levels and profitability;

•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;

•	we are currently involved in a selection process for a new Chief Executive Officer and if this selection process is delayed our business could be negatively impacted;

•	failure to realize the anticipated benefits of our recent transition to a brand-based organizational model could have a negative impact on our business;

•
a significant component of our growth strategy is international expansion, which requires significant capital investment, the success of which is dependent on a number of factors that could delay or prevent the profitability of our international operations;

•	direct-to-consumer sales channels are a focus of our growth strategy, and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations;

•	our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	we may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	we depend upon independent third parties for the manufacture and delivery of all our merchandise, a disruption of which could result in lost sales and could increase our costs;

•	our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•	we may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business;

•	in a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands;

•
our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters, pandemic disease and other unexpected events, any of which could result in an interruption to our business and adversely affect our operating results;

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations;

•	the impact of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our Asset-Based Revolving Credit Agreement and our Term Loan Agreement include restrictive covenants that limit our flexibility in operating our business; and,

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

The following sets forth a description of the preceding risk factors that we believe may be relevant to an understanding of our business. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits, could have a material adverse effect on our business, results of operations and liquidity.

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales tax rates and tax rate increases, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Additionally, consumer preferences and discretionary spending habits have changed in recent years, which has negatively impacted, and may continue to negatively impact, the retail apparel market. Global economic uncertainty and changing consumer preferences and discretionary spending habits could have a material adverse effect on our results of operations, liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

The economic conditions and factors described above could adversely affect the productivity of our stores, as well as adversely affect the pace of opening new stores, or their productivity once opened. Finally, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, our international growth strategy, availability of real estate, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations.

The inability to manage our inventory commensurate with customer demand and changing fashion trends could adversely impact our sales levels and profitability.

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Our merchandise and our brands must appeal to our consumers, whose preferences change frequently and cannot be predicted with certainty. We must translate market trends into appropriate, saleable merchandise far in advance of its sale in our stores or through our websites. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. Moreover, there can be no assurance that we will continue to anticipate consumer demands and accurately plan inventory successfully in the future. Changing consumer preferences and fashion trends, whether we are able to anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and therefore, lower than planned margins. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. Any of these events could significantly harm our operating results and financial condition.

Fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs.

Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The Company is also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations.

We are currently involved in a selection process for a new Chief Executive Officer and if this selection process is delayed our business could be negatively impacted.

On December 8, 2014, Michael S. Jeffries retired from the position of Chief Executive Officer and resigned from the position of Director of the Company. Our Board of Directors appointed Arthur C. Martinez to serve as Executive Chairman of the Company, created an Office of the Chairman, and initiated a selection process to identify a new Chief Executive Officer. The selection process for a new Chief Executive Officer may create uncertainty about our business and future direction. To the extent there is a material delay in choosing a new Chief Executive Officer, our business could be negatively impacted.

Failure to realize the anticipated benefits of our recent transition to a brand-based organizational model could have a negative impact on our business.

As part of our transition to a brand-based organizational model, the Company hired Christos E. Angelides as the Brand President of Abercrombie & Fitch and abercrombie kids and Fran Horowitz as the Brand President of Hollister. Failure to realize the anticipated benefits of our recent transition to a brand-based organizational model could have a negative impact on our business. In addition, realization of the anticipated benefits of this new brand-based organizational model is dependent on the effectiveness of this new management structure.

A significant component of our growth strategy is international expansion, which requires significant capital investment, the success of which is dependent on a number of factors that could delay or prevent the profitability of our international operations.

Our growth strategy includes the opening of new international stores. International expansion has placed, and will continue to place, increased demands on our operational, managerial and administrative resources at all levels of the Company. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores or could adversely affect our inventory levels. Furthermore, our ability to conduct business in international markets may be adversely affected by legal, regulatory, policital and economic risks. In addition, as we expand internationally, we may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers, hiring experienced management and maintaining good relations with individual associates and groups of associates. We may be unable to open and operate new stores successfully, or we may face operational issues that delay our intended pace of international store openings and, in any such case, our growth may be limited, unless we can:

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

Failure to successfully implement our international expansion initiatives as a result of one or more of the factors above could have a material adverse effect on our results of operations or could otherwise adversely affect our ability to achieve our growth strategy objectives.

Direct-to-consumer sales channels are a focus of our growth strategy, and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations.

We sell merchandise for each brand over the Internet, both domestically and internationally. We have made significant investments in capital spending and labor to develop these channels, invested in digital media to attract new customers and developed localized fulfillment, shipping and customer service operations. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels. Our reliance on direct-to-consumer sales channels make us vulnerable to shifting consumer traffic patterns, customer data breaches, direct-to-consumer buying trends and strength of brand perception. Changes in foreign governmental regulations relating to direct-to-consumer sales may also negatively impact our ability to deliver product to our customers. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

In addition, direct-to-consumer operations are subject to numerous risks, including reliance on third-party computer hardware/software providers, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Our failure to successfully respond to these risks might adversely affect sales in our direct-to-consumer business as well as damage our reputation and brands.

Our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Our long-term strategy includes four key objectives: recovering store productivity and profitability, continuing selective international expansion, increasing direct-to-consumer and omnichannel penetration, and process improvement and expense efficiency. Our ability to execute these strategies successfully and in a timely fashion is subject to various risks and uncertainties as described under this “Risk Factors” section. Specifically, these risks can be categorized into market risk, execution risk and customer resonance risk. Market risk includes consumer spending, actions of brand competitors and changes in demographics or preferences of our target customer. Achieving the goals of our long-term strategy is also dependent on us executing the strategy successfully. Finally, the initiatives we implement in connection with our long-term strategy may not resonate with our customers. It may take longer than anticipated to generate the expected benefits from our long-term strategy and there can be no guarantee that these initiatives will result in improved operating results. In addition, failure to successfully implement our long-term strategy could have a negative impact on our growth and profitability.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.

The functional currency of our foreign subsidiaries is generally the local currency in which each operates, which includes Australian Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Kuwaiti Dinars, New Taiwan Dollars, Polish Zloty, Singapore Dollars, South Korean Won, Swedish Kronor, Swiss Francs and United Arab Emirates Dirhams. Our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. The fluctuation in the value of the U.S. Dollar against other currencies has, at times, adversely impacted, and may continue to adversely impact, our financial results. Additionally, tourism spending may be affected by changes in currency exchange rates, and as a result, sales in our flagship stores and other stores with higher tourism traffic have, at times, been adversely impacted, and may continue to be adversely impacted, by fluctuations in currency exchange rates.

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

We rely heavily on our information technology systems to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain cyber security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.

While we regularly evaluate our information technology systems and requirements, we are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay, especially if the disruption or slowdown occurred during our peak selling seasons, could have a material adverse effect on our results of operations.

We may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues.

In the standard course of business, we process customer information, including payment information, through our stores and direct-to-consumer programs. There is an increased concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes and procedures. It is possible that an individual or group could defeat our security measures and access sensitive customer and associate information. Actual or anticipated cyber-attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protective technologies, train employees, and engage third-party experts and consultants. Exposure of customer data through any means could materially harm A&F by, but not limited to, reputation loss, regulatory fines and penalties, legal liability and costs of litigation.

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

The sale of apparel and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional, national and international department stores. The substantial sales growth in the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse demographic markets;

•	sourcing merchandise efficiently;

•	developing innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors; and

•	countering the aggressive pricing and promotional activities of many of our competitors without diminishing the aspirational nature of our brands and brand equity.

In light of the competitive challenges we face, we may not be able to compete successfully in the future. Further, increases in competition could reduce our sales and harm our operating results and business.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores. We cannot control the loss of an anchor or other significant tenant in a shopping mall in which we have a store; the development of new shopping malls in the U.S. or around the world; the availability or cost of appropriate locations; competition with other retailers for prominent locations; or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international stores and could have a material adverse effect on our financial condition or results of operations. In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our gross profits and net income.

Part of our future growth is dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

Our failure to protect our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity, if our third-party vendors fail to comply with our vendor code of conduct or as a result of a cyber-attack. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

We rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business.

Our senior executive officers closely supervise all aspects of our business including the design of our merchandise and the operation of our stores. Our senior executive officers have substantial experience and expertise in the retail business and have an integral role in the growth and success of our brands. If we were to lose the benefit of their involvement, our business could be adversely affected. In addition, the new leadership for our major brands will play an important role in enhancing brand engagement and profitability. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.

We depend upon independent third parties for the manufacture and delivery of all our merchandise, a disruption of which could result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 150 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central America. In addition, many of our domestic manufacturers maintain production facilities overseas. Political, social or economic instability in Asia and Central America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations. Other events that could also cause disruptions to exports to the U.S. include the imposition of additional trade law provisions or regulations, reliance on a limited number of shipping and air carriers, significant labor disputes and significant delays in the delivery of cargo due to port security considerations. In addition, trade restrictions, including new or increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes and work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition or results of operations.

In addition, the efficient operation of our stores and direct-to-consumer business depends on the timely receipt of merchandise from our distribution centers. We deliver our merchandise to our stores and direct-to-consumer customers using independent third parties. The independent third parties employ personnel that may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by associates or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third-party to respond adequately to our distribution needs would disrupt our operations and could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

Our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers.

Our two distribution centers located in New Albany, Ohio, manage the receipt, storage, sorting, packing and distribution of merchandise to our North American stores and direct-to-consumer customers outside of Europe and Asia. We also use a third-party distribution center in the Netherlands to manage the receipt, storage, sorting, packing and distribution of merchandise delivered to our stores and direct-to-consumer customers in Europe; a third-party distribution center in Hong Kong and a third-party distribution center in China to manage receipt, storage, sorting, packing and distribution of merchandise delivered to our stores in Asia and Australia and direct-to-consumer customers in Asia; and a third-party distribution center in the United Arab Emirates to manage, receipt, storage, sorting, packing and distribution of merchandise delivered to our stores in the Middle East. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

As we continue to expand our overseas operations, we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. We must use all commercially reasonable efforts to ensure our associates comply with these laws. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results. Since we use third parties to assist with our international expansion, we may be exposed to liability for the acts of those third parties, if taken on our behalf, and if in violation of certain U.S. laws, including the Foreign Corrupt Practices Act.

In a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands.

In a number of our European stores, particularly in France, Germany, Italy and Spain, associates are represented by workers' councils and unions. These workers’ councils and unions, as well as government officials who support their positions, may make demands that could adversely affect our profitability or have a negative effect on the operating standards we believe are critical to our brands. We are committed to working with all of our associates, whether they are represented by a workers’ council or union or not, and we believe we maintain good relations with our associates; however, there can be no assurance that we will not experience work stoppages or other labor-related issues that could have an adverse effect on our profitability or on our operating standards.

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

We are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights and shareholder actions. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. Our current litigation exposure could change in the event of the discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations.

Historically, our operations have been seasonal, with a significant amount of net sales and operating income occurring in the fourth fiscal quarter. Severe weather conditions and changes in weather patterns can influence customer trends, consumer traffic and shopping habits. Unseasonably warm temperatures in the winter or cool temperatures in the summer may diminish demand for our seasonal merchandise. In addition, severe weather can also decrease customer traffic in our stores and reduce sales and profitability. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Any factors negatively affecting us during the third and fourth fiscal quarters of any year, including inclement weather, could have a material adverse effect on our financial condition and results of operations for the entire year.

The impact of war or acts of terrorism could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce. Further acts of terrorism or future conflicts may disrupt commerce and undermine consumer confidence and consumer spending by causing domestic and/or tourist traffic in malls and the Company's flagship and other stores to decline, which could negatively impact our sales revenue. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Our inability to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Changes in the regulatory or compliance landscape could adversely affect our business and results of operations.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, securities laws, consumer protection, general privacy, health information privacy, identity theft, online privacy, employee health and safety, international minimum wage laws, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, direct-to-consumer operations and distribution centers. Laws and regulations at the state, federal and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including the areas referenced above, could adversely affect our business and results of operations.

Our Asset-Based Revolving Credit Agreement and our Term Loan Agreement include restrictive covenants that limit our flexibility in operating our business.

Our Asset-Based Revolving Credit Agreement expires on August 7, 2019 and our Term Loan Agreement has a maturity date of August 7, 2021. Both our Asset-Based Revolving Credit Agreement and our Term Loan Agreement contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments, pay dividends or distributions on our capital stock and engage in mergers. The inability to obtain credit on commercially reasonable terms in the future when these facilities expire could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

Changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s accounting standards requirements are creating additional complexities for public companies. For example, the Dodd-Frank Act contains provisions governing “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined in the named countries. There are costs associated with complying with the disclosure requirements, including diligence to determine the sources of minerals used in our products and possible changes to sources of our inputs.

Stockholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. In addition, the expected future requirement to transition to, or converge with, international financial reporting standards may create uncertainty and additional complexities. These changing regulatory requirements may lead to additional compliance costs, as well as the diversion of our management’s time and attention from strategic business activities and could have a significant effect on our reported results for the affected periods.

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

All of the retail stores operated by the Company, as of March 26, 2015, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2015 and 2031.

The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

As of March 26, 2015, the Company’s 965 stores were located as follows:

U.S. & U.S. Territories:
Alabama	4	Kentucky	7	North Dakota	1
Alaska	1	Louisiana	6	Ohio	25
Arizona	16	Maine	3	Oklahoma	4
Arkansas	6	Maryland	17	Oregon	8
California	113	Massachusetts	31	Pennsylvania	38
Colorado	7	Michigan	22	Rhode Island	2
Connecticut	16	Minnesota	9	South Carolina	10
Delaware	5	Mississippi	2	Tennessee	15
District Of Columbia	1	Missouri	8	Texas	73
Florida	70	Montana	1	Utah	6
Georgia	20	Nebraska	2	Vermont	2
Hawaii	4	Nevada	11	Virginia	21
Idaho	2	New Hampshire	9	Washington	18
Illinois	32	New Jersey	39	West Virginia	4
Indiana	13	New Mexico	3	Wisconsin	9
Iowa	5	New York	45	Puerto Rico	1
Kansas	5	North Carolina	22
International Stores:
Australia	2	Germany	27	Poland	1
Austria	6	Hong Kong	3	Republic of Korea	4
Belgium	3	Ireland	2	Singapore	1
Canada	18	Italy	13	Spain	12
China	11	Japan	7	Sweden	3
Denmark	1	Kuwait	1	United Kingdom	34
France	15	Netherlands	4	United Arab Emirates	3

ITEM 3.	LEGAL PROCEEDINGS.

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

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2014 and Fiscal 2013:

	Sales Price
	High	Low
Fiscal 2014
4th Quarter	$35.14	$25.52
3rd Quarter	$44.32	$31.47
2nd Quarter	$42.89	$34.54
1st Quarter	$40.99	$32.02
Fiscal 2013
4th Quarter	$38.31	$31.72
3rd Quarter	$51.66	$33.19
2nd Quarter	$54.41	$43.46
1st Quarter	$52.07	$45.17

Dividends are declared at the discretion of A&F's Board of Directors. A quarterly dividend, of $0.20 per share, was declared in each of February, May, August and November in Fiscal 2014 and Fiscal 2013. Dividends were paid in each of March, June, September and December in Fiscal 2014. A&F's Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F's financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors deem relevant.

As of March 26, 2015, there were approximately 3,500 stockholders of record. However, when including investors holding shares in broker accounts under street name, active associates of the Company who participate in A&F’s stock purchase plan, and associates of the Company who own shares through A&F-sponsored retirement plans, A&F estimates that there are approximately 40,300 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 31, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(3)
November 2, 2014 through November 29, 2014	2,444	$29.51	—	8,964,176
November 30, 2014 through January 3, 2015	454	$30.03	—	8,964,176
January 4, 2015 through January 31, 2015	1,790	$27.36	—	8,964,176
Total	4,688	$28.74	—	8,964,176

(1)
All of the 4,688 shares of A&F’s Common Stock purchased during the thirteen-week period ended January 31, 2015 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock units and restricted share awards which vested.

(2)
No shares were repurchased during the thirteen-week period ended January 31, 2015 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2014, A&F repurchased approximately 7.3 million shares of A&F’s Common Stock in the open market with a cost of approximately $285.0 million. During Fiscal 2013, A&F repurchased approximately 2.4 million shares of A&F’s Common Stock in the open market with a cost of approximately $115.8 million. Repurchases made during Fiscal 2014 and Fiscal 2013 were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended January 31, 2015 (the last day of A&F’s Fiscal 2014) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”); (iii) the Standard & Poor's Midcap 400 Stock Index (the "S&P Midcap 400 Index"); and (iv) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH(1)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index, the S&P Midcap 400 Index and the S&P Apparel Retail Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/30/10
1/29/11
1/28/12
2/2/13
2/1/14
1/31/15
Abercrombie & Fitch Co.
S&P 500 Index
S&P Midcap 400 Index
S&P Apparel Retail Index

*$100 invested on 1/30/10 in stock or 1/31/10 in index, including reinvestment of dividends. Indexes calculated on a month-end basis.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

The following financial information is derived from our Consolidated Financial Statements. The information presented below should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" in Item 7 and the Company's Consolidated Financial Statements and notes thereto included in Item 8. We have also included certain non-financial information to enhance the understanding of our business.

(Thousands, except per share and per square foot amounts, ratios and store and associate data)

	Fiscal 2014	Fiscal 2013	Fiscal 2012(1)	Fiscal 2011	Fiscal 2010
Statement of Operations Data
Net Sales	$3,744,030	$4,116,897	$4,510,805	$4,158,058	$3,468,777
Gross Profit	$2,313,570	$2,575,435	$2,816,709	$2,550,224	$2,217,429
Operating Income	$113,519	$80,823	$374,233	$221,384	$237,180
Net Income	$51,821	$54,628	$237,011	$143,934	$155,709
Net Income per Basic Share	$0.72	$0.71	$2.89	$1.66	$1.77
Net Income per Diluted Share	$0.71	$0.69	$2.85	$1.61	$1.73
Basic Weighted-Average Shares Outstanding	71,785	77,157	81,940	86,848	88,061
Diluted Weighted-Average Shares Outstanding	72,937	78,666	83,175	89,537	89,851
Cash Dividends Declared Per Share	$0.80	$0.80	$0.70	$0.70	$0.70
Balance Sheet Data
Working Capital(2)	$679,016	$752,344	$617,023	$858,248	$927,024
Current Ratio(3)	2.40	2.32	1.89	2.23	2.68
Total Assets	$2,505,167	$2,850,997	$2,987,401	$3,117,032	$2,994,022
Borrowings, Net	$293,412	135,000	$—	$—	$43,805
Leasehold Financing Obligations	$50,521	$60,726	$63,942	$57,851	$24,761
Total Stockholders’ Equity	$1,389,701	$1,729,493	$1,818,268	$1,931,335	$1,943,391
Return on Average Stockholders’ Equity(4)	3%	3%	13%	7%	8%
Other Financial and Operating Data
Net Cash Provided by Operating Activities	$312,480	$175,493	$684,171	$365,219	$391,789
Net Cash Used for Investing Activities	$(175,074)	$(173,861)	$(247,238)	$(340,689)	$(92,976)
Net Cash Used for Financing Activities	$(181,453)	$(40,831)	$(380,071)	$(265,329)	$(145,333)
Capital Expenditures	$174,624	$163,924	$339,862	$318,598	$160,935
Free Cash Flow(5)	$137,856	$11,569	$344,309	$46,621	$230,854
Comparable Sales(6)	(8)%	(11)%	(1)%	5%	7%
Net Store Sales Per Average Gross Square Foot	$381	$417	$485	$463	$390
Total Number of Stores Open	969	1,006	1,041	1,045	1,069
Total Store Square Footage at End of Period	7,517	7,736	7,958	7,778	7,756

(1)	Fiscal 2012 was a fifty-three week year.

(2)	Working Capital is computed by subtracting current liabilities from current assets.

(3)	Current Ratio is computed by dividing current assets by current liabilities.

(4)	Return on Average Stockholders’ Equity is computed by dividing net income by the average stockholders’ equity balance.

(5)
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

(6)
Comparable store sales is defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year and prior year's net sales are converted at the current year's exchange rate to remove the impact of currency fluctuation. Direct-to-Consumer comparable sales is defined as year-over-year sales with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation. Beginning with Fiscal 2012, comparable sales include comparable direct-to-consumer sales. Figures for years prior to Fiscal 2012 have not been restated and only include comparable store sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a specialty retailer that operates stores in North America, Europe, Asia, Australia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through Hollister under the Gilly Hicks brand.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year as was the case for Fiscal 2012. A store is included in comparable sales when it has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year. Additionally, beginning with Fiscal 2012, comparable direct-to-consumer sales were included in comparable sales. Direct-to-Consumer comparable sales is computed using net sales in current and prior years converted at the current year's exchange rate to remove the impact of currency fluctuation.

For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 31, 2015 is compared to the fifty-two week period ended February 1, 2014 and the fifty-two week period ended February 1, 2014 is compared to the fifty-three week period ended February 2, 2013.

On December 8, 2014, Michael S. Jeffries retired from his position as Chief Executive Officer and resigned as a Director of the Company, effective immediately. The Company's Board of Directors did not appoint an Interim Chief Executive Officer, but appointed Arthur C. Martinez, the Non-Executive Chairman of the Board, to serve as Executive Chairman of the Board and appointed Jonathan E. Ramsden, the Company's Chief Operating Officer, to serve as Interim Principal Executive Officer. The Company's Board of Directors also formed an Office of the Chairman, whose members are Arthur C. Martinez, Jonathan E. Ramsden, Christos E. Angelides, Brand President of Abercrombie & Fitch and abercrombie kids, and Fran Horowitz, Brand President of Hollister, until a new Chief Executive Officer is appointed.

Mr. Jeffries' employment with the Company terminated on December 31, 2014. In connection with his retirement, Mr. Jeffries entered into a Retirement Agreement with the Company, providing him compensation as if his employment had been terminated without cause pursuant to his Employment Agreement dated December 9, 2013. As a result and in addition to any benefits Mr. Jeffries is entitled to upon retirement, as set forth in the Company's most recent definitive proxy statement on Schedule 14A, filed with the SEC on May 13, 2014, Mr. Jeffries will also receive payments of approximately $5.5 million in cash and benefits continuation, and the Company incurred a pre-tax charge of approximately $4.7 million in the fourth quarter of Fiscal 2014.

The Company had net sales of $3.744 billion for Fiscal 2014, a decrease of 9% from net sales of $4.117 billion for Fiscal 2013. For Fiscal 2014, U.S. Stores net sales decreased 13% to $1.879 billion, International Stores net sales decreased 12% to $1.033 billion and Direct-to-Consumer net sales, including shipping and handling revenue, increased 7% to $832.5 million.

Operating income was $113.5 million for Fiscal 2014, compared to operating income of $80.8 million for Fiscal 2013. For Fiscal 2014, operating income for U.S. Stores increased 34% to $261.4 million, International Stores decreased 18% to $204.3 million and Direct-to-Consumer decreased 9% to $269.6 million. Operating loss not attributable to a segment decreased 6% to $621.8 million.

Net income was $51.8 million and net income per diluted share was $0.71 in Fiscal 2014 compared to net income of $54.6 million and net income per diluted share of $0.69 in Fiscal 2013.

Excluding certain charges detailed in the GAAP to non-GAAP financial measures reconciliation below, the Company reported adjusted non-GAAP operating income of $191.7 million, net income of $112.3 million and net income per diluted shares of $1.54 for Fiscal 2014, compared to adjusted non-GAAP operating income of $222.9 million, net income of $150.6 million and net income per diluted share of $1.91 for Fiscal 2013.

The Company believes that the non-GAAP financial measures discussed above are useful to investors as they provide the ability to measure the Company's operating performance and compare it against that of prior periods without reference to the impact of charges related to asset impairment, store closures, restructuring of the Gilly Hicks brand, CEO transition costs, the Company's profit improvement initiative, and corporate governance matters. These non-GAAP financial measures should not be used as alternatives to operating income, net income or net income per diluted share and are also not intended to be indicators of the ongoing operating performance of the Company or to supersede or replace the Company's GAAP financial measures.

The table below reconciles the GAAP financial measures to the non-GAAP financial measures for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

	(in thousands, except per share amounts)
	Fiscal 2014			Fiscal 2013			Fiscal 2012
	Operating Income	Net Income	Net Income per Diluted Share(2)	Operating Income	Net Income	Net Income per Diluted Share(2)	Operating Income	Net Income	Net Income per Diluted Share(2)
GAAP	$113,519	$51,821	$0.71	$80,823	$54,628	$0.69	$374,233	$237,011	$2.85
Excluded Charges (1)	78,174	60,488	0.83	142,054	95,991	1.22	7,407	4,592	0.06
Non-GAAP	$191,693	$112,309	$1.54	$222,877	$150,619	$1.91	$381,640	$241,603	$2.90

(1)
Excluded charges for Fiscal 2014 included $45.0 million in pre-tax charges related to asset impairment, $12.7 million in pre-tax charges related to certain corporate governance matters and CEO transition costs, $8.4 million in pre-tax charges related to the restructuring of the Gilly Hicks brand, $6.5 million in pre-tax charges related to the Company's profit improvement initiative and $5.6 million in pre-tax charges related to lease terminations and store closures. Excluded charges for Fiscal 2013 included $81.5 million in pre-tax charges related to the restructuring of the Gilly Hicks brand, $46.7 million in pre-tax charges related to asset impairment and $13.8 million in pre-tax charges related to the Company's profit improvement initiative. Excluded charges for Fiscal 2012 include $7.4 million in pre-tax charges related to asset impairments.

(2)
Adjusted non-GAAP net income per diluted share is based on diluted weighted-average shares outstanding of 72.9 million, 78.7 million and 83.2 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

As of January 31, 2015, the Company had $520.7 million in cash and equivalents, and $299.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities, the Company's primary source of liquidity, was $312.5 million for Fiscal 2014. The Company used cash of $174.6 million for capital expenditures, $285.0 million to repurchase approximately 7.3 million shares of A&F's Common Stock and $57.4 million to pay dividends during Fiscal 2014. In addition, the Company had net proceeds from borrowings of $161.3 million during Fiscal 2014.

The following data represents the amounts shown in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the last three fiscal years, expressed as a percentage of net sales:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
NET SALES	100.0%	100.0%	100.0%
Cost of Goods Sold	38.2%	37.4%	37.6%
GROSS PROFIT	61.8%	62.6%	62.4%
Stores and Distribution Expense	45.5%	46.3%	43.9%
Marketing, General and Administrative Expense	12.3%	11.7%	10.5%
Restructuring Charges	0.2%	2.0%	—%
Asset Impairment	1.2%	1.1%	0.2%
Other Operating Income, Net	(0.4)%	(0.6)%	(0.4)%
OPERATING INCOME	3.0%	2.0%	8.3%
Interest Expense, Net	0.4%	0.2%	0.2%
INCOME BEFORE TAXES	2.6%	1.8%	8.1%
Tax Expense	1.3%	0.5%	2.9%
NET INCOME	1.4%	1.3%	5.3%

FINANCIAL SUMMARY

The following summarized financial and statistical data compare Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales by segment (millions)	$3,744.0	$4,116.9	$4,510.8
U.S. Stores	$1,878.5	$2,161.2	$2,615.1
International Stores	$1,032.9	$1,178.8	$1,195.0
Direct-to-Consumer	$832.5	$776.9	$700.7
Net sales as a % of total sales
U.S. Stores	50%	52%	58%
International Stores	28%	29%	26%
Direct-to-Consumer	22%	19%	16%
Net sales by brand (millions)*	$3,744.0	$4,116.9	$4,510.8
Abercrombie & Fitch	$1,449.9	$1,547.2	$1,704.2
abercrombie	$321.4	$346.7	$382.5
Hollister	$1,947.9	$2,127.8	$2,314.5
Gilly Hicks**	$24.9	$95.1	$109.6
Increase (decrease) in comparable sales***	(8)%	(11)%	(1)%
Abercrombie & Fitch	(4)%	(10)%	(3)%
abercrombie	(7)%	(5)%	0%
Hollister	(10)%	(14)%	(1)%
Increase (decrease) in comparable sales by geography***
U.S.	(6)%	(11)%	1%
International	(12)%	(11)%	(8)%
Increase (decrease) in comparable sales by channel***
Total Stores	(12)%	(16)%	(5)%
U.S. Stores	(9)%	(15)%	(1)%
International Stores	(18)%	(19)%	(19)%
Direct-to-Consumer	8%	13%	24%

*	Totals may not foot due to rounding.

**	Net sales reflects the activity of stores open during the period and direct-to-consumer sales.

***
Comparable store sales is defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year and prior year's net sales are converted at the current year's exchange rate to remove the impact of currency fluctuation. Direct-to-Consumer comparable sales is defined as year-over-year sales with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation. Comparable sales include comparable direct-to-consumer sales. Fiscal 2012 included a fifty-third week and, therefore, Fiscal 2013 comparable sales are compared to the fifty-two week period ended February 2, 2013.

CURRENT TRENDS AND OUTLOOK

2014 was a year of significant transition for Abercrombie & Fitch. Our Board of Directors was reconstituted, with new members bringing significant retail and other relevant experience. We undertook a significant change to a brand-driven organization, and recruited two brand presidents with significant retail experience to lead that transformation. Our now former CEO, Michael Jeffries, departed at the end of the year and we are moving forward with a selection process for a new CEO.

As we move into 2015, we continue to evolve our business and respond to major changes and challenges in the macroeconomic and consumer environment. While our efforts may take some time to show meaningful results, we are confident that we are taking the right steps to enable our brands to deliver their full potential.

Our strategic priorities for Fiscal 2015 include:

•	Improving comparable store sales trends

•	Continuing to invest in DTC and omnichannel capabilities

•	Ongoing process improvement and cost management

•	Pursuing additional opportunities to expand our brand reach, and

•	Ensuring we are properly organized for the next phase of growth and increase accountability to the bottom line

We believe that the aggregate effect of these changes will enable us to improve our performance as we go forward.

In what remains a very difficult consumer and competitive environment we expect the first half of Fiscal 2015 to be challenging. Foreign-currency exchange rates are expected to be a significant headwind to our results for Fiscal 2015. We expect a negative impact from reduced sales of heavy logo merchandise to modestly abate in the first half of the year, and then neutralize in the second half of the year. We expect gross margin rate to be flat to slightly up.

With regard to operating expense, we expect the benefit from foreign exchange rates and expected savings from our profit improvement initiative to be offset by the restoration of normal incentive compensation accruals and increased investment in DTC and omnichannel. Excluded from our operating expense outlook are potential impairment and store closing charges and other potential business transformation and restructuring charges.

In addition, we are projecting a full year weighted average share count of approximately 70 million shares, excluding the effect of potential share buybacks.

We plan to open 15 full-price stores in Fiscal 2015 in the key growth markets of China, Japan and the Middle East, and four full price stores in North America. We also plan to open 11 new outlet stores in the U.S. In addition, the Company anticipates closing approximately 60 stores in the U.S. during the fiscal year through natural lease expirations.

With regard to capital allocation, we are targeting Fiscal 2015 capital expenditures of approximately $150 million, which are prioritized towards new stores and store updates as well as DTC and IT investments to support our growth initiatives.

KEY BUSINESS INDICATORS

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•
Comparable store sales, defined as year-over-year sales for a store that has been open as the same brand at least one year and its square footage has not been expanded or reduced by more than 20% within the past year, and with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation;

•	Comparable direct-to-consumer sales, defined as year-over-year sales with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation;

•	Comparable sales, defined as comparable store sales combined with comparable direct-to-consumer sales;

•	U.S. and International store performance;

•	Store productivity;

•	Gross margin;

•	Selling margin, defined as sales price less original cost, by brand and by product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income;

•	Inventory per gross square foot and inventory to sales ratio;

•	Cash flow and liquidity determined by the Company’s working capital and free cash flow;

•
Store metrics such as sales per gross square foot, sales per selling square foot, average unit retail, average number of transactions per store, average units per transaction, average transaction values, and store contribution (defined as store sales less direct costs of operating the store); and,

•	Return on invested capital and return on equity.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics as part of its “Financial Summary” and in several sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 2014 COMPARED TO FISCAL 2013

Net Sales

Net sales for Fiscal 2014 were $3.744 billion, a decrease of 9% from Fiscal 2013 net sales of $4.117 billion. The net sales decrease was attributable to an 8% decrease in comparable sales, which equated to a 7% decrease in net sales, 37 net store closures and the adverse effects of changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $19.2 million.

U. S. Stores net sales for Fiscal 2014 were $1.879 billion, a decrease of 13% from Fiscal 2013 U.S. Stores net sales of $2.161 billion. The decrease in U.S. Stores net sales was primarily due to a 9% decrease in comparable U.S. Stores sales, which equated into an 8% decrease in U.S. Stores net sales, and a 5% decrease in U.S. Stores sales attributable to net closure of 44 stores.

International Stores net sales for Fiscal 2014 were $1.033 billion, a decrease of 12% from Fiscal 2013 International Stores net sales of $1.179 billion. The decrease in International Stores net sales was primarily due to an 18% decrease in comparable International Stores sales, which equated into an 16% decrease in International Stores net sales, and the adverse effects of changes in foreign currency exchange rates of approximately $10.0 million, which were partially offset by a 5% increase in International Stores net sales attributable to net opening of 7 stores.

Direct-to-Consumer net sales for Fiscal 2014, including shipping and handling revenue, were $832.5 million, an increase of 7% from Fiscal 2013 Direct-to-Consumer net sales of $776.9 million. The increase in Direct-to-Consumer net sales was primarily due to an 11% increase in comparable international Direct-to-Consumer sales and a 6% increase in comparable U.S. Direct-to-Consumer sales, which together equated into an 8% increase in Direct-to-Consumer net sales, partially offset by the adverse effects of changes in foreign currency exchange rates of approximately $9.2 million . The Direct-to-Consumer business, including shipping and handling revenue, accounted for 22% of total net sales in Fiscal 2014 compared to 19% in Fiscal 2013.

For Fiscal 2014, comparable sales by brand, including direct-to-consumer sales, decreased 4% for Abercrombie & Fitch, decreased 7% for abercrombie kids, and decreased 10% for Hollister.

Gross Profit

Gross profit was $2.314 billion for Fiscal 2014 compared to $2.575 billion for Fiscal 2013. The gross profit rate (gross profit divided by net sales) for Fiscal 2014 was 61.8%, down 80 basis points from the Fiscal 2013 rate of 62.6%.

The decrease in the gross profit rate was primarily driven by increased promotional activity, including shipping promotions in the direct-to-consumer business, partially offset by lower average unit cost.

Stores and Distribution Expense

Stores and distribution expense was $1.703 billion for Fiscal 2014 compared to $1.908 billion for Fiscal 2013. Stores and distribution expense included $8.3 million of charges for Fiscal 2014 and $1.1 million of charges for Fiscal 2013 related to lease terminations, store closures and the Company's profit improvement initiative. Excluding these charges, the stores and distribution expense rate was 45.3% of net sales for Fiscal 2014, down 100 basis points from 46.3% of net sales for Fiscal 2013.

The decrease in stores and distribution expense as a percent of net sales was driven primarily by savings from the Company's profit improvement initiative, largely in store payroll and other controllable store expense, partially offset by the deleveraging effect of negative comparable sales and higher direct-to-consumer expense.

Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment and costs incurred to physically move merchandise to customers, associated with direct-to-consumer operations were $108.1 million for Fiscal 2014 compared to $93.4 million for Fiscal 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Handling costs, including costs incurred to store, move and prepare merchandise for shipment to stores were $52.2 million for Fiscal 2014 compared to $53.9 million for Fiscal 2013. These amounts are included in Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Marketing, General and Administrative Expense

Marketing, general and administrative expense was $458.8 million for Fiscal 2014 compared to $481.8 million for Fiscal 2013. Marketing, general and administrative expense included $16.4 million of charges for Fiscal 2014 and $12.7 million of charges for Fiscal 2013 related to the Company's profit improvement initiative. Excluding these charges, marketing, general and administrative expense was $442.4 million for Fiscal 2014 compared to $469.1 million for Fiscal 2013, a decrease of $26.7 million.

The decrease in marketing, general and administrative expense was driven primarily by a decrease in compensation expense, partially offset by an increase in marketing expenses.

Restructuring Charges

Charges associated with the restructuring of the Gilly Hicks brand were $8.4 million for Fiscal 2014, of which $6.0 million related to lease terminations and $2.1 million related to asset impairment. Charges associated with the restructuring of the Gilly Hicks brand were $81.5 million for Fiscal 2013, of which $42.7 million related to lease terminations and $37.9 million related to asset impairment.

Asset Impairment

The Company incurred non-cash asset impairment charges of $45.0 million for Fiscal 2014 related to 51 stores whose asset carrying values were determined to not be recoverable and exceeded fair value. Store-related asset impairment charges for Fiscal 2014 primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine Hollister stores and nine abercrombie kids stores. Additionally, in connection with the Company's plan to sell the corporate aircraft, the Company incurred charges of approximately $11.3 million to record the expected loss on the disposal of the asset. For Fiscal 2013, the Company incurred non-cash asset impairment charges of $46.7 million primarily related to 97 stores whose asset carrying values were determined to not be recoverable and exceeded fair value.

Other Operating Income, Net

Other operating income, net was $15.2 million for Fiscal 2014 compared to other operating income, net of $23.1 million for Fiscal 2013. Other operating income, net included income of $10.2 million related to insurance recoveries and $5.8 million related to gift card breakage, partially offset by losses of $2.0 million related to foreign currency transactions for Fiscal 2014, compared to income of $9.0 million related to insurance recoveries, income of $8.8 million related to gift card breakage and gains of $2.9 million related to foreign currency transactions for Fiscal 2013.

Operating Income

Operating income was $113.5 million for Fiscal 2014 compared to operating income of $80.8 million for Fiscal 2013. Adjusted non-GAAP operating income was $191.7 million for Fiscal 2014 compared to adjusted non-GAAP operating income of $222.9 million for Fiscal 2013, excluding pre-tax charges for Gilly Hicks restructuring, asset impairment, store closures, lease terminations, CEO transition costs, corporate governance matters, and the profit improvement initiative for Fiscal 2014 and Fiscal 2013 of $78.2 million and $142.1 million, respectively. The decrease in adjusted non-GAAP operating income excluding the specified charges was primarily driven by the deleveraging effect of negative comparable store sales, both U.S. and international, and investment in direct-to-consumer operations partially offset by expense reductions primarily related to the Company's profit improvement initiative.

U.S. Stores operating income was $261.4 million for Fiscal 2014 compared to $194.6 million for Fiscal 2013. The increase in U.S. Stores operating income for Fiscal 2014 was primarily due to a year-over-year decrease of $88.8 million in charges related to the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative and asset impairment, as well as expense reductions related to the Company's profit improvement initiative, partially offset by a 9% decrease in comparable U.S. Stores sales, which had a deleveraging effect.

International Stores operating income was $204.3 million for Fiscal 2014 compared to $249.3 million for Fiscal 2013. The decrease in International Stores operating income for Fiscal 2014 was primarily due to an 18% decrease in comparable International Stores sales, which had a deleveraging effect and incremental charges of $10.3 million for Fiscal 2014 as compared to Fiscal 2013 related to the restructuring of the Gilly Hicks brand and asset impairment, partially offset by expense reductions primarily related to the Company's profit improvement initiative and net opening of 7 stores.

Direct-to-Consumer operating income was $269.6 million for Fiscal 2014 compared to $295.0 million for Fiscal 2013. The decrease in Direct-to-Consumer operating income was primarily due to increased digital marketing and shipping expenses, partially offset by a 7% increase in Direct-to-Consumer net sales.

Operating loss not attributable to a segment ("Other") was $621.8 million for Fiscal 2014 compared to $658.0 million for Fiscal 2013. The decrease in Other operating loss was attributable to expense reductions primarily related to the Company's profit improvement initiative, which was partially offset by incremental charges of $14.3 million related to certain corporate governance matters, asset impairment and the Company's profit improvement initiative.

Interest Expense, Net and Tax Expense

Interest expense was $18.3 million, partially offset by interest income of $3.9 million, for Fiscal 2014, compared to interest expense of $11.1 million, partially offset by interest income of $3.6 million, for Fiscal 2013. The increase in interest expense was primarily due to a higher principal balance and interest rate on debt outstanding in Fiscal 2014.

The effective tax rate was 47.7% for Fiscal 2014 compared to 25.5% for Fiscal 2013. The increase in effective tax rate for Fiscal 2014 was primarily driven by an unfavorable change in the mix of earnings on a jurisdictional basis, a $6.1 million valuation allowance established in Fiscal 2014 for net operating loss carryforwards for which the Company has determined based on the currently available evidence it is more likely than not that the associated deferred tax asset will not be realized, as well as a benefit of $6.7 million in Fiscal 2013 resulting from the settlement of certain state tax audits and other discrete matters.

Excluding the effect of excluded charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "OVERVIEW," the Company's effective tax rate was 36.7% for Fiscal 2014 compared to 30.1% for Fiscal 2013.

As of January 31, 2015, there were approximately $15.9 million of net deferred tax assets in Japan. The realization of the net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would results in additional tax expense.

Net Income and Net Income per Diluted Share

Net income was $51.8 million for Fiscal 2014 compared to net income of $54.6 million for Fiscal 2013. The Company reported net income per diluted share of $0.71 and $0.69 for Fiscal 2014 and Fiscal 2013, respectively. Excluding certain charges, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "OVERVIEW," the Company reported adjusted non-GAAP net income of $112.3 million and $150.6 million and adjusted non-GAAP net income per diluted share of $1.54 and $1.91 for Fiscal 2014 and Fiscal 2013, respectively.

FISCAL 2013 COMPARED TO FISCAL 2012

Net Sales

Net sales for Fiscal 2013 were $4.117 billion, a decrease of 9% from Fiscal 2012 net sales of $4.511 billion. The net sales decrease was attributable to an 11% decrease in comparable sales, which equated to an 11% decrease in net sales, partially offset by growth from opening new international stores.

U.S. Stores net sales for Fiscal 2013 were $2.161 billion, a decrease of 17% from Fiscal 2012 U.S. Stores net sales of $2.615 billion. The decrease in U.S. Stores net sales was primarily due to a 15% decrease in comparable U.S. Stores sales, which equated into a 14% decrease in U.S. Stores net sales, and a 3% decrease in U.S. Stores sales attributable to net closure of 59 stores.

International Stores net sales for Fiscal 2013 were $1.179 billion, a decrease of 1% from Fiscal 2012 International Stores net sales of $1.195 billion. The decrease in International Stores net sales was primarily due to a 19% decrease in comparable International Stores sales, which equated into an 18% decrease in International Stores net sales, which was largely offset by a 17% increase in International Stores net sales attributable to net opening of 24 stores.

Direct-to-Consumer net sales for Fiscal 2013, including shipping and handling revenue, were $776.9 million, an increase of 11% from Fiscal 2012 Direct-to-Consumer net sales of $700.7 million. The increase in Direct-to-Consumer net sales was primarily due to a 25% increase in comparable international Direct-to-Consumer net sales and a 7% increase in comparable U.S. Direct-to-Consumer sales, which together equated into a 13% increase in Direct-to-Consumer sales. The Direct-to-Consumer business, including shipping and handling revenue, accounted for 19% of total net sales in Fiscal 2013 compared to 16% in Fiscal 2012.

The impact of changes in foreign currency (based on converting prior year sales at current year exchange rates) benefited sales by approximately $13.4 million in Fiscal 2013, which primarily related to the International Stores segment.

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

Gross Profit

Gross profit was $2.575 billion for Fiscal 2013 compared to gross profit of $2.817 billion for Fiscal 2012. The gross profit rate (gross profit divided by net sales) for Fiscal 2013 was 62.6%, up 20 basis points from the Fiscal 2012 rate of 62.4%.

Stores and Distribution Expense

Stores and distribution expense was $1.908 billion for Fiscal 2013 compared to $1.981 billion for Fiscal 2012. The stores and distribution expense rate (stores and distribution expense divided by net sales) for Fiscal 2013 was 46.3% compared to 43.9% for Fiscal 2012. Stores and distribution expense for the full year included $1.1 million of charges related to the profit improvement initiative. Savings in store payroll, store management and support and other stores and distribution expenses, including savings from the profit improvement initiative, were more than offset by the deleveraging effect of negative comparable sales and higher direct-to-consumer expense.

Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment and costs incurred to physically move the merchandise to the customer, associated with direct-to-consumer operations were $93.4 million and $78.6 million for Fiscal 2013 and Fiscal 2012, respectively. The increase in shipping and handling costs in Fiscal 2013 was primarily driven by increased sales volume and a higher international mix component. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Handling costs, including costs incurred to store, move and prepare merchandise for shipment to stores were $53.9 million and $59.4 million for Fiscal 2013 and Fiscal 2012, respectively. These amounts are recorded in Stores and Distribution Expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Marketing, General and Administrative Expense

Marketing, general and administrative expense was $481.8 million for Fiscal 2013 compared to $473.9 million for Fiscal 2012. Marketing, general and administrative expense for Fiscal 2013 included $12.7 million in charges related to the profit improvement initiative. Excluding these charges, marketing, general and administrative expense was $469.1 million for Fiscal 2013.

Restructuring Charges

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks branded stores. In connection with the strategic review, the Company decided to focus the future development of the Gilly Hicks brand through Hollister stores and direct-to-consumer channels. Restructuring charges associated with the store closures for the full year were $81.5 million, of which $42.7 million related to lease terminations and store closure costs and $37.9 million for asset impairments.

Asset Impairment

The Company recorded asset impairment charges of $46.7 million for Fiscal 2013 primarily related to 97 stores, and $7.4 million for Fiscal 2012 primarily related to 17 stores.

Other Operating Expense (Income), Net

Other operating income, net was $23.1 million for Fiscal 2013 compared to other operating expense, net of $19.3 million for Fiscal 2012. Other operating income, net included income of $9.0 million and $4.8 million related to insurance recoveries for Fiscal 2013 and Fiscal 2012, respectively.

Operating Income

Operating income was $80.8 million for Fiscal 2013 compared to operating income of $374.2 million for Fiscal 2012. Adjusted non-GAAP operating income was $222.9 million for Fiscal 2013 was compared to adjusted non-GAAP operating income of $381.6 million for Fiscal 2012, excluding pre-tax charges for Gilly Hicks restructuring, asset impairment and the profit improvement initiative for Fiscal 2013 and Fiscal 2012 of $142.1 million and $7.4 million, respectively. The decrease in adjusted non-GAAP operating income excluding charges was primarily driven by the deleveraging effect of negative comparable store sales, both U.S. and international, partially offset by new international stores, direct-to-consumer operations and expense reductions primarily related to the Company's profit improvement initiative.

U.S. Stores operating income was $194.6 million for Fiscal 2013 compared to $432.0 million for Fiscal 2012. The decrease in U.S. Stores operating income was primarily due to a 15% decrease in comparable U.S. Stores sales, which had a deleveraging effect, and incremental charges of $87.5 million for Fiscal 2013 as compared to Fiscal 2012 related to the restructuring of the Gilly Hicks brand, store-related asset impairment and the Company's profit improvement initiative, partially offset by expense reductions primarily related to the Company's profit improvement initiative.

International Stores operating income was $249.3 million for Fiscal 2013 compared to $350.9 million for Fiscal 2012. The decrease in International Stores operating income was primarily due to a 19% decrease in comparable International Stores sales, which had a deleveraging effect, increased promotional activity and charges of $33.3 million related to the restructuring of the Gilly Hicks brand and store-related asset impairment, partially offset by expense reductions primarily related to the Company's profit improvement initiative and net opening of 24 stores.

Direct-to-Consumer operating income was $295.0 million for Fiscal 2013 compared to $269.5 million for Fiscal 2012. The increase in Direct-to-Consumer operating income was primarily due to an 11% increase in Direct-to-Consumer net sales, partially offset by increased digital marketing and other direct costs.

Operating loss not attributable to a segment ("Other") was $658.0 million for Fiscal 2013 compared to $678.2 million for Fiscal 2012. The decrease in Other operating loss was primarily attributable to expense reductions primarily related to the Company's profit improvement initiative, which was partially offset by charges of $13.8 million related to the Company's profit improvement initiative and the restructuring of the Gilly Hicks brand.

Interest Expense (Income), Net and Tax Expense

Interest expense was $11.1 million, offset by interest income of $3.6 million, for Fiscal 2013, compared to interest expense of $10.5 million, partially offset by interest income of $3.2 million, for Fiscal 2012.

The effective tax rate was 25.5% for Fiscal 2013. Excluding the effect of charges related to restructuring plans for Gilly Hicks, other store-related asset impairment charges, and charges related to the Company’s profit improvement initiative, the effective tax rate was 30.1% compared to 35.4% for Fiscal 2012. The Fiscal 2013 effective tax rate included a benefit of $6.7 million primarily resulting from the settlement of certain state tax audits and other discrete tax matters.

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

Net Income and Net Income per Diluted Share

Net income was $54.6 million for Fiscal 2013 compared to net income of $237.0 million for Fiscal 2012. Net income included charges of approximately $96.0 million and $4.6 million in Fiscal 2013 and Fiscal 2012, respectively. Net income per diluted share was $0.69 for Fiscal 2013 compared to net income per diluted share of $2.85 for Fiscal 2012. Net income per diluted share included charges of approximately $1.22 per diluted share and $0.06 per diluted share in Fiscal 2013 and Fiscal 2012, respectively. Refer to the GAAP reconciliation table provided under "OVERVIEW" for a reconciliation of net income per diluted share on a GAAP basis to net income per diluted share on a non-GAAP basis, excluding charges for the Gilly Hicks restructuring, asset impairment and charges related to the profit improvement initiative.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods, particularly in the U.S. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a senior secured revolving credit facility of up to $400 million (the "ABL Facility") available as a source of additional funding.

Asset-Based Revolving Credit Facility and Term Loan Facility

On August 7, 2014, the Company entered into an asset-based revolving credit agreement. The agreement provides for a senior secured revolving credit facility of up to $400 million (the "ABL Facility"), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

The Company also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the "Term Loan Facility" and, together with the ABL Facility, the "2014 Credit Facilities"). A portion of the proceeds of the Term

Loan Facility were used to repay the outstanding balance of approximately $127.5 million under the Company's 2012 term loan agreement, to repay outstanding borrowings of approximately $60 million under the Company's 2011 credit agreement and to pay fees and expenses associated with the transaction.

Maturity, Amortization, Prepayments and Interest

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company's excess cash flows in the preceding fiscal year, depending on the Company's leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights. The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 31, 2015. The gross amount outstanding under the Term Loan Facility was $299.3 million as of January 31, 2015.

The Company's credit facilities are described in Note 12, "BORROWINGS" of the Notes to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by operating activities was $312.5 million for Fiscal 2014 compared to $175.5 million for Fiscal 2013 and $684.2 million for Fiscal 2012. The increase in net cash provided by operating activities from Fiscal 2013 was primarily driven by changes in inventory and accounts payable and accrued expenses. The decrease in net cash provided by operating activities in Fiscal 2013 from Fiscal 2012 was primarily driven by lower net income, adjusted for non-cash items, including asset impairment charges, and changes in inventory and income taxes.

Investing Activities

Cash outflows for investing activities in Fiscal 2014, Fiscal 2013 and Fiscal 2012 were used primarily for capital expenditures related to new stores, store refreshes and remodels, information technology, distribution center and other home office projects.

Financing Activities

For Fiscal 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F's Common Stock of $285.0 million, the repayment of borrowings of $195.8 million and the payment of dividends of $57.4 million. For Fiscal 2013, cash outflows for financing activities consisted primarily of the repurchase of A&F's Common Stock of $115.8 million, the payment of dividends of $61.9 million and the repayment of borrowings of $15.0 million. For Fiscal 2012, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $321.7 million, the repayment of borrowings of $135.0 million and the payment of dividends of $57.6 million. For Fiscal 2014, Fiscal 2013, and Fiscal 2012, cash inflows from financing activities consisted primarily of proceeds from borrowings of $357.0 million, $150.0 million and $135.0 million, respectively.

During Fiscal 2014, A&F repurchased approximately 7.3 million shares of A&F’s Common Stock, of which approximately 3.5 million shares with a market value of approximately $135.0 million were purchased in the open market and approximately 3.8 million shares with an aggregate cost of $150.0 million were purchased pursuant to an accelerated share repurchase agreement. During Fiscal 2013, A&F repurchased approximately 2.4 million shares of A&F's Common Stock in the open market with a market value of $115.8 million. During Fiscal 2012, A&F repurchased approximately 7.5 million shares of A&F’s Common Stock in the open market with a market value of $321.7 million. Repurchase of A&F's Common Stock were made pursuant to the A&F Board of Directors' authorizations.

As of January 31, 2015, A&F had approximately 9.0 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorization.

Future Cash Requirements and Sources of Cash

Over the next 12 months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to approval by the Company's Board of Directors. The Company has availability under the ABL Facility as a source of additional funding.

The Company may continue to repurchase shares of its Common Stock and would anticipate funding these cash requirements utilizing free cash flow generated from operations.

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to U.S. income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate. Although the Company has no intent to repatriate cash held in Europe and Asia, the Company has the ability to repatriate current Europe and Asia cash balances without the occurrence of a taxable dividend in the United States.

Off-Balance Sheet Arrangements

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $9.2 million in stand-by letters of credit outstanding as of January 31, 2015. The Company has no other off-balance sheet arrangements.

Contractual Obligations

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$299,250	$3,000	$6,000	$6,000	$284,250
Capital Lease Obligatons	2,792	734	1,468	590	—
Operating Lease Obligations (1)	2,016,639	412,317	651,669	377,225	575,428
Purchase Obligations	254,742	225,213	29,362	167	—
Other Obligations	31,849	1,338	2,328	8,627	19,556
Dividends	—	—	—	—	—
Totals	$2,605,272	$642,602	$690,827	$392,609	$879,234

(1) Includes leasehold financing obligations of $50.5 million and related interest. Refer to Note 2, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Long-term debt obligations consist of principal payments under the Term Loan Agreement. Refer to Note 12, "BORROWINGS," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. See Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--LEASED FACILITIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $172.3 million in Fiscal 2014.

The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2015 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services including information technology contracts and third-party distribution center service contracts.

Other obligations consist primarily of asset retirement obligations and the Supplemental Executive Retirement Plan. See Note 16, “RETIREMENT BENEFITS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $4.6 million related to uncertain tax positions at January 31, 2015. Deferred taxes are also not included in the preceding table. For further discussion, see Note 11, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F's Board of Directors.

Gilly Hicks Restructuring

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through the Hollister direct-to-consumer channel.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $91.2 million, of which $8.4 million in charges, primarily related to lease terminations and asset impairment, was recognized during Fiscal 2014 and $81.5 million was recognized during Fiscal 2013.

Below is a summary of the aggregate pre-tax charges incurred through January 31, 2015 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease terminations and store closure costs	$48,665
Asset impairment	40,036
Other	1,230
Total charges (1)	$89,931

(1)
As of January 31, 2015, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50.4 million for the U.S. Stores segment and $39.5 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.3 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of January 31, 2015, related to the closure of the Gilly Hicks stores (in thousands):

Accrued liability as of February 1, 2014	$42,507
Costs incurred	11,631
Cash payments	(48,141)
Accrued liability as of January 31, 2015	$5,997

Store Activity

During the year, the Company opened seven international Hollister chain stores, three international Abercrombie & Fitch chain stores, including its first in the Middle East, and opened a Hollister chain store and an abercrombie kids store in the U.S. In addition, the Company opened its first Abercrombie & Fitch flagship store in Shanghai and its first international abercrombie kids flagship store in London. The Company also opened nine outlet stores during the year, three internationally, in Europe and Asia, and six in the U.S. In addition, the Company closed 52 U.S. stores and eight international stores, seven of which were Gilly Hicks stores.

Year-To-Date Store Count and Gross Square Feet

Store count and gross square footage by brand for Fiscal 2014 and Fiscal 2013, respectively, were as follows:

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
(Gross square feet amounts in thousands)
U.S. Stores
February 1, 2014	253	131	458	1	843
New	5	1	2	—	8
Closed	(8)	(16)	(27)	(1)	(52)
January 31, 2015	250	116	433	—	799
Gross Square Feet at January 31, 2015	2,209	589	2,988	—	5,786
International Stores
February 1, 2014	22	5	129	7	163
New	7	1	7	—	15
Closed	—	—	(1)	(7)	(8)
January 31, 2015	29	6	135	—	170
Gross Square Feet at January 31, 2015	479	81	1,171	—	1,731
Total Stores	279	122	568	—	969
Total Gross Square Feet at January 31, 2015	2,688	670	4,159	—	7,517

Store Activity	Abercrombie & Fitch	abercrombie	Hollister	Gilly Hicks	Total
(Gross square feet amounts in thousands)
U.S. Stores
February 2, 2013	266	141	478	17	902
New	2	—	1	—	3
Closed	(15)	(10)	(21)	(16)	(62)
February 1, 2014	253	131	458	1	843
Gross Square Feet at February 1, 2014	2,267	635	3,156	7	6,065
International Stores
February 2, 2013	19	6	107	7	139
New	3	—	22	—	25
Closed	—	(1)	—	—	(1)
February 1, 2014	22	5	129	7	163
Gross Square Feet at February 1, 2014	423	66	1,133	49	1,671
Total Stores	275	136	587	8	1,006
Total Gross Square Feet at February 1, 2014	2,690	701	4,289	56	7,736

Capital Expenditures

Capital expenditures totaled $174.6 million, $163.9 million and $339.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. A summary of capital expenditures is as follows:

Capital Expenditures (in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
New Store Construction, Store Refreshes and Remodels	$86.3	$101.4	$245.3
Home Office, Distribution Centers and Information Technology	88.3	62.5	94.6
Total Capital Expenditures	$174.6	$163.9	$339.9

During Fiscal 2015, the Company expects capital expenditures of approximately $150 million, which are prioritized toward new stores and store updates, as well as direct-to-consumer and information technology investments to support growth initiatives.

Recent Accounting Pronouncements

See Note 2, "SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - RECENT ACCOUNTING PRONOUNCEMENTS" of the Notes to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K for recent accounting pronouncements, including the expected dates of adoption and estimate effects on our Consolidated Financial Statements.

CRITCAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company does not expect material changes in the near term to the underlying assumptions used to measure the sales return reserve as of January 31, 2015. However, changes in these assumptions do occur, and, should those changes be significant, the Company may be exposed to gains or losses that could be material.

Inventory Valuation
The Company reduces the inventory valuation when the cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods through a lower of cost or market ("LCM") reserve.

The Company does not expect material changes in the near term to the underlying assumptions used to determine the shrink reserve or the LCM reserve as of January 31, 2015. However, changes in these assumptions do occur, and, should those changes be significant, they could significantly impact the ending inventory valuation at cost, as well as the resulting gross margin.

An increase or decrease in the LCM reserve of 10% would have affected pre-tax income by approximately $1.3 million for Fiscal 2014.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each period that reduces the value of inventory for lost or stolen items.	An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $1.1 million for Fiscal 2014.

Policy	Effect if Actual Results Differ from Assumptions
Property and Equipment
Long-lived assets, primarily comprising of property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. On at least a quarterly basis, the Company reviews for indicators of impairment. In addition, the Company conducts an annual impairment analysis in the fourth quarter of each year. For the purposes of the annual review, the Company reviews long-lived assets associated with stores that have an operating loss in the current year or otherwise display an indicator of impairment.

Based on the impact of current sales trends, a number of stores were tested for impairment during the third quarter. In addition, the Company performed the annual review during the fourth quarter. The stores that were tested and not impaired had a net asset group value of $3.6 million and had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

The Company’s impairment assessment requires management to make assumptions and judgments related to factors used in the evaluation for impairment, including, but not limited to, management's expectations for future operations and projected cash flows. The key assumptions used in the Company's undiscounted future cash flow model include sales, gross margin and, to a lesser extent, operating expenses.

A 10% decrease in the sales assumption used to project future cash flows in the fourth quarter of Fiscal 2014 impairment test would have increased the impairment charge by approximately $2.0 million.
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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2014. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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
Of the total uncertain tax positions, it is reasonably possible that $1.5 million to $2.5 million could change in the next 12 months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax laws and/or regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record an adjustment in the period in which such matters are effectively settled.

Policy	Effect if Actual Results Differ from Assumptions
Equity Compensation Expense
The Company’s equity compensation expense related to stock appreciation rights granted is estimated using the Black-Scholes option-pricing model to determine the fair value of the stock appreciation right grants, which requires the Company to estimate the expected term of the stock appreciation right grants and expected future stock price volatility over the expected term.

During Fiscal 2014, the Company granted stock appreciation rights covering an aggregate of 512,216 shares. A 10% increase in the assumed expected term would have yielded a 4% increase in the Black-Scholes valuation for stock appreciation rights granted during the year, while a 10% increase in assumed stock price volatility would have yielded a 9% increase in the Black-Scholes valuation for stock appreciation rights granted during the year. This would result in an increase to expense by an insignificant amount.

Supplemental Executive Retirement Plan
Effective February 2, 2003, the Company established a Supplemental Executive Retirement Plan to provide additional retirement income to its former CEO. On December 8, 2014, the former CEO retired from his position as A&F's Chief Executive Officer. Mr. Jeffries' employment with the Company terminated on December 31, 2014. In connection with his Employment Agreement, the former CEO will receive a monthly benefit equal to 50% of his final average compensation (as defined in the SERP) for life. The Company’s accrual for the SERP requires management to make assumptions and judgments related to the CEO’s life expectancy and discount rate.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.2 million, $2.6 million and $2.4 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

Interest Rate Risks

On August 7, 2014, the Company entered into new credit agreements and all amounts outstanding under the Company's previously existing term loan facility and revolving credit facility were repaid in full. The Company has approximately $299.3 million in gross borrowings outstanding under its new term loan facility (the "Term Loan Facility") and no borrowings outstanding under its new senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR or an alternate base rate plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company's financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for Fiscal 2014 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company's 2014 Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign denominated assets and liabilities. Such transactions are denominated primarily in U.S. Dollars, Australian Dollars, British Pounds, Canadian Dollars, Chinese Yuan, Danish Kroner, Euros, Hong Kong Dollars, Japanese Yen, Kuwaiti Dinars, New Taiwan Dollars, Polish Zloty, Singapore Dollars, South Korean Won, Swedish Kronor, Swiss Francs and UAE Dirhams. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in Other Current Assets was $10.3 million and $1.0 million as of January 31, 2015 and February 1, 2014, respectively. The fair value of outstanding foreign currency exchange forward contracts included in Other Liabilities was insignificant as of January 31, 2015, and $2.6 million as of February 1, 2014. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $7.9 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in the fair values of the underlying hedged items.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Thousands, except per share amounts)

	2014	2013	2012
NET SALES	$3,744,030	$4,116,897	$4,510,805
Cost of Goods Sold	1,430,460	1,541,462	1,694,096
GROSS PROFIT	2,313,570	2,575,435	2,816,709
Stores and Distribution Expense	1,703,051	1,907,687	1,980,519
Marketing, General and Administrative Expense	458,820	481,784	473,883
Restructuring Charges	8,431	81,500	—
Asset Impairment	44,988	46,715	7,407
Other Operating Income, Net	(15,239)	(23,074)	(19,333)
OPERATING INCOME	113,519	80,823	374,233
Interest Expense, Net	14,365	7,546	7,288
INCOME BEFORE TAXES	99,154	73,277	366,945
Tax Expense	47,333	18,649	129,934
NET INCOME	$51,821	$54,628	$237,011

NET INCOME PER SHARE:
BASIC	$0.72	$0.71	$2.89
DILUTED	$0.71	$0.69	$2.85

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	71,785	77,157	81,940
DILUTED	72,937	78,666	83,175

DIVIDENDS DECLARED PER SHARE	$0.80	$0.80	$0.70

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign Currency Translation Adjustments	$(77,929)	$(12,683)	$(427)
Unrealized Gain (Loss) on Derivative Financial Instruments, net of taxes	15,266	5,054	(19,152)
Other Comprehensive Loss	(62,663)	(7,629)	(19,579)
COMPREHENSIVE (LOSS) INCOME	$(10,842)	$46,999	$217,432
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and Equivalents	$520,708	$600,116
Receivables	52,910	67,965
Inventories	460,794	530,192
Deferred Income Taxes, Net	13,986	21,835
Other Current Assets	116,574	100,458
TOTAL CURRENT ASSETS	1,164,972	1,320,566
PROPERTY AND EQUIPMENT, NET	967,001	1,131,341
OTHER ASSETS	373,194	399,090
TOTAL ASSETS	$2,505,167	$2,850,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$141,685	$130,715
Accrued Expenses	282,736	322,834
Short-Term Portion of Deferred Lease Credits	26,629	36,165
Income Taxes Payable	32,804	63,508
Short-Term Portion of Borrowings, Net	2,102	15,000
TOTAL CURRENT LIABILITIES	485,956	568,222
LONG-TERM LIABILITIES:
Long-Term Portion of Deferred Lease Credits	106,393	140,799
Long-Term Portion of Borrowings, Net	291,310	120,000
Leasehold Financing Obligations	50,521	60,726
Other Liabilities	181,286	231,757
TOTAL LONG-TERM LIABILITIES	629,510	553,282
STOCKHOLDERS’ EQUITY:
Class A Common Stock — $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of January 31, 2015 and February 1, 2014	1,033	1,033
Paid-In Capital	434,137	433,620
Retained Earnings	2,550,673	2,556,270
Accumulated Other Comprehensive Loss, net of tax	(83,580)	(20,917)
Treasury Stock, at Average Cost — 33,948 and 26,898 shares at January 31, 2015 and February 1, 2014, respectively	(1,512,562)	(1,240,513)
TOTAL STOCKHOLDERS’ EQUITY	1,389,701	1,729,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,505,167	$2,850,997
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Stockholders’ Equity
	Shares Outstanding	Par Value				Shares	At Average Cost
Balance, January 28, 2012	85,638	$1,033	$369,171	$2,389,614	$6,291	17,662	$(834,774)	$1,931,335
Net Income	—	—	—	237,011	—	—	—	237,011
Purchase of Common Stock	(7,548)	—	—	—	—	7,548	(321,665)	(321,665)
Dividends ($0.70 per share)	—	—	—	(57,634)	—	—	—	(57,634)
Share-Based Compensation Issuances and Exercises	355	—	(18,356)	(1,730)	—	(355)	16,430	(3,656)
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	(466)	—	—	—	—	(466)
Share-Based Compensation Expense	—	—	52,922	—	—	—	—	52,922
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	(19,152)	—		(19,152)
Foreign Currency Translation Adjustments	—	—	—	—	(427)	—		(427)
Balance, February 2, 2013	78,445	$1,033	$403,271	$2,567,261	$(13,288)	24,855	$(1,140,009)	$1,818,268
Net Income	—	—	—	54,628	—	—	—	54,628
Purchase of Common Stock	(2,383)	—	—	—	—	2,383	(115,806)	(115,806)
Dividends ($0.80 per share)	—	—	—	(61,923)	—	—	—	(61,923)
Share-Based Compensation Issuances and Exercises	340	—	(19,363)	(3,696)	—	(340)	15,302	(7,757)
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	(3,804)	—	—	—	—	(3,804)
Share-Based Compensation Expense	—	—	53,516	—	—	—	—	53,516
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	5,054	—		5,054
Foreign Currency Translation Adjustments	—	—	—	—	(12,683)	—		(12,683)
Balance, February 1, 2014	76,402	$1,033	$433,620	$2,556,270	$(20,917)	26,898	$(1,240,513)	$1,729,493
Net Income	—	—	—	51,821	—	—	—	51,821
Purchase of Common Stock	(7,324)	—	—	—	—	7,324	(285,038)	(285,038)
Dividends ($0.80 per share)	—	—	—	(57,362)	—	—	—	(57,362)
Share-Based Compensation Issuances and Exercises	274	—	(17,884)	(56)	—	(274)	12,989	(4,951)
Tax Effect of Share-Based Compensation Issuances and Exercises	—	—	(4,626)	—	—	—	—	(4,626)
Share-Based Compensation Expense	—	—	23,027	—	—	—	—	23,027
Net Change in Unrealized Gains or Losses on Derivative Financial Instruments	—	—	—	—	15,266	—		15,266
Foreign Currency Translation Adjustments	—	—	—	—	(77,929)	—		(77,929)
Balance, January 31, 2015	69,352	$1,033	$434,137	$2,550,673	$(83,580)	33,948	$(1,512,562)	$1,389,701
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net Income	$51,821	$54,628	$237,011
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	226,421	235,240	224,245
Non-Cash Charge for Asset Impairment	47,084	84,655	7,407
Loss on Disposal / Write-off of Assets	5,794	16,909	11,866
Lessor Construction Allowances	13,182	20,523	22,522
Amortization of Deferred Lease Credits	(38,437)	(45,895)	(45,942)
Provision for (Benefit from) Deferred Income Taxes	1,676	(41,263)	(21,543)
Share-Based Compensation	23,027	53,516	52,922
Gain on Auction Rate Securities	—	—	(2,454)
Changes in Assets and Liabilities:
Inventories	62,854	(103,304)	253,650
Accounts Payable and Accrued Expenses	(37,394)	(73,749)	(34,692)
Income Taxes	(34,659)	(55,456)	35,964
Other Assets	6,888	44,138	(34,318)
Other Liabilities	(15,777)	(14,449)	(22,467)
NET CASH PROVIDED BY OPERATING ACTIVITIES	312,480	175,493	684,171
INVESTING ACTIVITIES:
Capital Expenditures	(174,624)	(163,924)	(339,862)
Proceeds from Sales of Marketable Securities	—	—	101,963
Other Investing	(450)	(9,937)	(9,339)
NET CASH USED FOR INVESTING ACTIVITIES	(175,074)	(173,861)	(247,238)
FINANCING ACTIVITIES:
Proceeds from Share-Based Compensation	254	213	2,676
Excess Tax Benefit from Share-Based Compensation	304	2,480	1,198
Proceeds from Borrowings	357,000	150,000	135,000
Repayment of Borrowings	(195,750)	(15,000)	(135,000)
Debt Issuance Costs	(861)	—	—
Purchase of Treasury Stock	(285,038)	(115,806)	(321,665)
Dividends Paid	(57,362)	(61,923)	(57,634)
Other Financing	—	(795)	(4,646)
NET CASH USED FOR FINANCING ACTIVITIES	(181,453)	(40,831)	(380,071)
EFFECT OF EXCHANGE RATES ON CASH	(35,361)	(4,190)	3,148
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS:	(79,408)	(43,389)	60,010
Cash and Equivalents, Beginning of Period	600,116	643,505	583,495
CASH AND EQUIVALENTS, END OF PERIOD	$520,708	$600,116	$643,505
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in Accrual for Construction in Progress	$6,525	$10,820	$(12,919)
SUPPLEMENTAL INFORMATION:
Cash Paid for Interest	$18,609	$4,565	$4,217
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. The Company also sells bras, underwear, personal care products, sleepwear and at-home products for girls through Hollister under the Gilly Hicks brand. The Company operates stores in North America, Europe, Asia, Australia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of A&F and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2014” represent the 52-week fiscal year ended January 31, 2015; to “Fiscal 2013” represent the 52-week fiscal year ended February 1, 2014; and to “Fiscal 2012” represent the 53-week fiscal year ended February 2, 2013. In addition, all references herein to “Fiscal 2015” represent the 52-week fiscal year that will end on January 30, 2016.

REVISIONS AND RECLASSIFICATIONS

The fifty-two week periods ended January 31, 2015 and February 1, 2014 included the correction of certain immaterial errors relating to prior periods. The out-of-period correction of errors resulted in a reduction to income before taxes of $2.9 million, or $1.8 million after tax, and an unrelated tax charge of $0.4 million, for a combined reduction to net income of $2.2 million for the fifty-two week period ended January 31, 2015. The out-of-period correction of errors resulted in an increase to income before taxes of $2.6 million, or $0.8 million after tax, and an unrelated tax charge of $0.9 million, for a combined reduction to net income of $0.1 million for the fifty-two week period ended February 1, 2014. In addition, amounts recorded out-of-period included a reduction to net cash provided by operating activities of $11.8 million for the fifty-two week period ended January 31, 2015. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ.

CASH AND EQUIVALENTS

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills, and other investments, primarily held in money market accounts, with original maturities of less than three months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RESTRICTED CASH

Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $14.8 million and $26.7 million on January 31, 2015 and February 1, 2014, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

RABBI TRUST ASSETS

See Note 4, “RABBI TRUST ASSETS.”

RECEIVABLES

Receivables primarily include credit card receivables, construction allowances, value added tax (“VAT”) receivables and other tax credits or refunds.

As part of the normal course of business, the Company has approximately three to four days of proceeds from sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods that will be recovered as those goods are sold.

INVENTORIES

Inventories are principally valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold in the Consolidated Statements of Operations and Comprehensive (Loss) Income. This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. The lower of cost or market reserve for inventory was $12.7 million and $22.1 million as of January 31, 2015 and February 1, 2014, respectively.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. The shrink reserve was $11.4 million and $13.6 million at January 31, 2015 and February 1, 2014, respectively.

The inventory balance, net of reserves, was $460.8 million and $530.2 million at January 31, 2015 and February 1, 2014, respectively. These balances included inventory in transit from vendors of $56.1 million and $76.4 million at January 31, 2015 and February 1, 2014, respectively. Inventory in transit is considered to be merchandise owned by the Company that has not yet been received at a Company distribution center.

OTHER CURRENT ASSETS

Other current assets include prepaid rent, current store supplies, derivative contracts and other prepaids.

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis using the following service lives:

Category of Property and Equipment	Service Lives
Information technology	3 - 7 years
Furnitures, fixtures and equipment	3 - 15 years
Leasehold improvements	3 - 15 years
Other property and equipment	3 - 20 years
Buildings	30 years

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized over either their respective lease terms or their service lives, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend the service lives of the related assets are capitalized.

Long-lived assets, primarily comprising of property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. On at least a quarterly basis, the Company reviews for indicators of impairment. In addition, the Company conducts an annual impairment analysis in the fourth quarter of each year. For purposes of the annual review, the Company reviews long-lived assets associated with stores that have an operating loss in the current year or otherwise display an indicator of impairment. The Company tests long-lived assets for impairments in the quarter in which a triggering event occurs. See Note 17, "SEGMENT REPORTING," for additional information about how store operating income or loss is determined.

The reviews are conducted at the individual store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The impairment evaluation is performed as a two-step test. First, the Company utilizes an undiscounted future cash flow model to test the individual asset groups for recoverability. If the net carrying value of the asset group exceeds the undiscounted cash flows, the Company proceeds to step two. Under step two, an impairment loss is recognized for the excess of net book value over the fair value of the assets. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. See Note 6, “PROPERTY AND EQUIPMENT, NET,” for further discussion.

The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

INCOME TAXES

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the determination of the Company's income tax liability and related deferred income tax balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company's operations. The Company is subject to audit by taxing authorities, usually several years after tax returns have been filed, and the taxing authorities may have differing interpretations of tax laws. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years, assessments of valuation allowances, return-to-provision adjustments, tax-exempt income, and the settlement of tax audits and changes in tax legislation.

See Note 11, “INCOME TAXES,” for a discussion regarding the Company’s policies for uncertain tax positions.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company’s foreign subsidiaries is generally the local currencies in which they operate. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive (Loss) Income. Foreign currency transactions resulted in a loss of $2.0 million for Fiscal 2014 and a gain of $2.9 million and $3.3 million for Fiscal 2013 and Fiscal 2012, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DERIVATIVES

See Note 13, “DERIVATIVES.”

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

STOCKHOLDERS’ EQUITY

At January 31, 2015 and February 1, 2014, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 69.4 million and 76.4 million were outstanding at January 31, 2015 and February 1, 2014, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, none of which were outstanding at January 31, 2015 and February 1, 2014.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

REVENUE RECOGNITION

The Company recognizes store sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise, which is based on shipping terms and historical delivery transit times. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as Net Sales and the related direct shipping and handling costs are classified as Stores and Distribution Expense in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. Sales are recorded net of an allowance for estimated returns, associate discounts, and promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience. The sales return reserve was $9.5 million, $8.0 million and $9.3 million at January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer (recognized as Net Sales) or when the Company determines that the likelihood of redemption is remote, referred to as gift card breakage (recognized as Other Operating Income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. The gift card liability was $36.9 million and $42.5 million at January 31, 2015 and February 1, 2014, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates. The Company recognized in Other Operating Income gift card breakage of $5.8 million, $8.8 million and $6.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

The Company does not include tax amounts collected as part of the sales transaction in its net sales results.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

COST OF GOODS SOLD

Cost of goods sold primarily comprises cost incurred to ready inventory for sale, including product costs, freight, and import cost, as well as provision for reserves for shrink and lower of cost or market. Gains and losses associated with foreign currency exchange contracts related to hedging of inventory purchases are also recognized in cost of goods sold when the inventory being hedged is sold.

STORES AND DISTRIBUTION EXPENSE

Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as Direct-to-Consumer expense and Distribution Center (“DC”) expense.

Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment, and costs incurred to physically move merchandise to customers, associated with direct-to-consumer operations were $108.1 million, $93.4 million and $78.6 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Handling costs, including costs incurred to store, move and prepare merchandise for shipment to stores were $52.2 million, $53.9 million and $59.4 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. These amounts are recorded in Stores and Distribution Expense in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. Costs incurred to physically move merchandise to stores is recorded in Cost of Goods Sold in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

OTHER OPERATING INCOME, NET

Other operating income, net included income of $10.2 million, $9.0 million and $4.8 million related to insurance recoveries for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively; $5.8 million, $8.8 million and $6.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, related to gift card balances whose likelihood of redemption has been determined remote and a loss of $2.0 million in Fiscal 2014, and gains of $2.9 million and $3.3 million in Fiscal 2013 and Fiscal 2012, respectively, attributed to foreign currency transactions. Other operating income, net for Fiscal 2012 also included a gain of $2.5 million related to the net impact of changes in valuation related to other-than-temporary impairments associated with auction rate securities ("ARS").

WEBSITE AND ADVERTISING COSTS

Advertising costs are comprised of in-store photography, e-mail distribution and other digital direct advertising, and other media advertising. Beginning in Fiscal 2014, costs associated with cross-channel brand engagement campaigns and marketing events have been classified as advertising costs. Accordingly, the advertising expense disclosures for Fiscal 2013 and Fiscal 2012 have been revised to reflect this change. The production of in-store photography and signage are expensed when the marketing campaign commences as a component of Marketing, General and Administrative Expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Website and other advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of Stores and Distribution Expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income. All other advertising costs are expensed as incurred as a component of Marketing, General and Administrative Expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company recognized $84.6 million, $68.1 million and $59.0 million in advertising expense in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LEASED FACILITIES

The Company leases property for its stores under operating leases. Lease agreements may contain construction allowances, rent escalation clauses and/or contingent rent provisions.

Annual store rent is comprised of a fixed minimum amount and/or contingent rent based on a percentage of sales. For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the lease. For scheduled rent escalation clauses during the lease term, the Company records minimum rental expense on a straight-line basis over the term of the lease on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The difference between rent expense and the amounts paid under the lease, less amounts attributable to the repayment of construction allowances recorded as deferred rent, is included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets. The term over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins construction.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in Accrued Expenses on the Consolidated Balance Sheets, and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income on a ratable basis over the measurement period when it is determined that achieving the specified levels during the fiscal year is probable. In addition, most leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

A summary of rent expense follows (in thousands):

	2014	2013	2012
Store rent:
Fixed minimum(1)	$432,794	$464,937	$414,061
Contingent	8,886	8,624	16,828
Deferred lease credits amortization	(38,437)	(45,899)	(45,926)
Total store rent expense	403,243	427,662	384,963
Buildings, equipment and other	4,619	4,987	6,259
Total rent expense	$407,862	$432,649	$391,222

(1) Includes lease termination fees of $12.4 million, $39.2 million and $3.4 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. For Fiscal 2014 and Fiscal 2013, lease termination fees of $6.8 million and $39.1 million, respectively, related to the Gilly Hicks restructuring.

At January 31, 2015, the Company was committed to non-cancelable leases with remaining terms of one to 16 years. Excluded from the obligations below are portions of lease terms that are currently cancelable at the Company's discretion without condition. While included in the obligations below, in many instances the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country, which may be subject to lease termination policies. A summary of operating lease commitments, including leasehold financing obligations, under non-cancelable leases follows (in thousands):

Fiscal 2015	$409,046
Fiscal 2016	$366,909
Fiscal 2017	$279,960
Fiscal 2018	$210,674
Fiscal 2019	$165,307
Thereafter	$525,286

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LEASEHOLD FINANCING OBLIGATIONS

In certain lease arrangements, the Company is involved in, or is deemed to be involved in, the construction or modification of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net, and a corresponding financing obligation in Leasehold Financing Obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company allocates a portion of its rent obligation to the assets which are owned for accounting purposes as a reduction of the financing obligation and interest expense. As of January 31, 2015 and February 1, 2014, the Company had $50.5 million and $60.7 million, respectively, of long-term liabilities related to leasehold financing obligations. Total interest expense related to landlord financing obligations was $6.2 million, $6.6 million and $6.8 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

STORE PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are expensed as incurred and are reflected as a component of "Stores and Distribution Expense."

DESIGN AND DEVELOPMENT COSTS

Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of “Marketing, General and Administrative Expense.”

NET INCOME PER SHARE

Net income per basic and diluted share is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Weighted-Average Shares Outstanding and Anti-Dilutive Shares (in thousands):

	2014	2013	2012
Shares of Common Stock issued	103,300	103,300	103,300
Treasury shares	(31,515)	(26,143)	(21,360)
Weighted-Average — Basic shares	71,785	77,157	81,940
Dilutive effect of share-based compensation awards	1,152	1,509	1,235
Weighted-Average — Diluted shares	72,937	78,666	83,175
Anti-dilutive shares (1)	6,144	4,630	5,228

(1)	Reflects the number of shares subject to outstanding share-based compensation awards but excluded from the computation of net income per diluted share because the impact would be anti-dilutive.

SHARE-BASED COMPENSATION

See Note 3, “SHARE-BASED COMPENSATION.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Account Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which amends Accounting Standards Codification ("ASC") 740, "Income Taxes." The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments were effective at the beginning of Fiscal 2014. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The new ASC guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for the Company beginning Fiscal 2017, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the potential impact of this standard.

In June 2014, FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," which amends ASC 718, "Compensation—Stock Compensation." The amendment provides guidance on the treatment of share-based payments awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for the Company at the beginning of Fiscal 2016 with early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." These amendments provide guidance which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for the Company at the beginning of Fiscal 2017 with early adoption permitted. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

3. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $23.0 million, $53.5 million and $52.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. The Company also recognized $8.6 million, $20.3 million and $20.1 million in tax benefits related to share-based compensation for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of estimated forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the performance period of the awards' requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered an excess tax benefit and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the windfall pool of excess tax benefits, with any remainder recognized as tax expense. The Company’s windfall pool of excess tax benefits as of January 31, 2015, is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures was $2.6 million, $2.3 million and $1.3 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of January 31, 2015, the Company had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company has sufficient shares available in stockholder-approved plans at the applicable time.

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

Plans

As of January 31, 2015, the Company had two primary share-based compensation plans: the 2005 LTIP, under which the Company grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the Company's Board of Directors, and the 2007 LTIP, under which the Company grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. The Company also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the the Company's Board of Directors in prior years.

The 2007 LTIP, a stockholder-approved plan, permits the Company to annually grant awards covering up to 2.0 million of underlying shares of the Company's Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits the Company to annually grant awards covering up to 250,000 of underlying shares of the Company's Common Stock for each award type to any associate of the Company (other than the Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of the Company is eligible to receive awards under the 2005 LTIP. Under both plans, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are primarily earned and vest over the performance period. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of the Company. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control as defined in the plans.

Stock Options

The Company did not grant any stock options during Fiscal 2014, Fiscal 2013 and Fiscal 2012. Below is a summary of stock option activity for Fiscal 2014:

	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	532,400	$65.37
Granted	—	—
Exercised	(7,500)	33.74
Forfeited or expired	(196,800)	67.79
Outstanding at January 31, 2015	328,100	$64.64	$310,100	2.6
Stock options exercisable at January 31, 2015	328,100	$64.64	$310,100	2.6

The total intrinsic value of stock options exercised was insignificant during Fiscal 2014 and Fiscal 2013, and was $2.0 million during Fiscal 2012.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grant date fair value of stock options that vested was insignificant during Fiscal 2014 and Fiscal 2013, and was $1.3 million during Fiscal 2012.

As of January 31, 2015, all compensation cost related to currently outstanding stock options had been fully recognized.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2014:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 1, 2014	8,982,959	$40.76
Granted	512,216	36.31
Exercised	(92,475)	26.92
Forfeited or expired	(449,025)	48.03
Outstanding at January 31, 2015	8,953,675	$40.28	$5,099,000	2.6
Stock appreciation rights exercisable at January 31, 2015	8,152,634	$40.17	$5,099,000	2.0
Stock appreciation rights expected to become exercisable in the future as of January 31, 2015	739,920	$41.69	$—	8.6

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of the Company's Common Stock price for the most recent historical period equal to the expected term of the stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were as follows:

	Executive Officers			All Other Associates
	2014	2013	2012	2014	2013	2012
Grant date market price	$35.08	$46.57	$52.89	$37.05	$43.86	$51.31
Exercise price	$35.49	$46.57	$52.89	$37.22	$43.86	$51.31
Fair value	$12.85	$20.34	$23.53	$12.92	$16.17	$21.90
Assumptions:
Price volatility	49%	61%	56%	50%	53%	61%
Expected term (years)	4.9	4.7	5.0	4.1	4.1	4.1
Risk-free interest rate	1.6%	0.7%	1.3%	1.4%	0.7%	0.9%
Dividend yield	2.0%	1.8%	1.1%	1.9%	1.8%	1.2%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards' requisite service period, net of forfeitures. As of January 31, 2015, there was $8.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

The total intrinsic value of stock appreciation rights exercised during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $1.5 million, $8.5 million and $0.9 million, respectively. The grant date fair value of stock appreciation rights that vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $7.4 million, $83.7 million and $24.1 million, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the activity for restricted stock units for Fiscal 2014:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted-Average Grant Date Fair Value	Number of Underlying Shares	Weighted-Average Grant Date Fair Value	Number of Underlying Shares	Weighted-Average Grant Date Fair Value
Unvested at February 1, 2014	1,162,825	$47.15	263,754	$40.93	—	$—
Granted	1,019,363	32.45	177,006	26.61	88,500	42.44
Adjustments for performance achievement relative to award target	—	—	(98,483)	44.51	—	—
Vested	(355,796)	48.00	(10,002)	51.50	—	—
Forfeited	(260,120)	44.59	(126,855)	31.71	(52,126)	44.05
Unvested at January 31, 2015	1,566,272	$37.81	205,420	$32.05	36,374	$40.13

The fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining the fair value, the Company does not take into account any performance-based vesting requirements. The performance-based vesting requirements are taken into account in determining the number of awards expected to vest and the related expense. However, for market-based restricted stock units, the fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For any award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% - 200% of target depending on the level of achievement of performance criteria.

Service-based restricted stock units are expensed on a straight-line basis over the total requisite service period, net of forfeitures. Performance-based restricted stock units are expensed on an accelerated attribution basis, net of forfeitures. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures.

As of January 31, 2015, there was $33.6 million, $0.8 million, and $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months, 7 months, and 14 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for Fiscal 2014, Fiscal 2013 and Fiscal 2012 follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Service-based Restricted Stock Units:
Total grant date fair value of awards granted	$33,075	$23,192	$29,297
Total grant date fair value of awards vested	17,078	14,535	19,532

Performance-based Restricted Stock Units:
Total grant date fair value of awards granted	$4,709	$10,814	$773
Total grant date fair value of awards vested	515	515	—

Market-based Restricted Stock Units:
Total grant date fair value of awards granted	$3,756	$—	$—
Total grant date fair value of awards vested	—	—	—

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions for market-based restricted stock units used in the Monte Carlo simulations during Fiscal 2014 were as follows:

Fiscal 2014
Grant date market price	$36.20
Fair value	$40.42
Assumptions:
Price volatility	49%
Expected term (years)	2.7
Risk-free interest rate	0.8%
Dividend yield	2.2%
Average volatility of peer companies	36.0%
Average correlation coefficient of peer companies	0.3704

4. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	January 31, 2015	February 1, 2014
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$93,424	$90,198
Money market funds	24	24
Total Rabbi Trust assets	$93,448	$90,222

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.2 million, $2.6 million and $2.4 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs to measure fair value are as follows:

•	Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets that the Company can access at the measurement date.

•	Level 2 — inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.

•	Level 3 — inputs to the valuation methodology are unobservable.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$122,047	$—	$—	$122,047
Derivative financial instruments	—	10,293	—	10,293
Total assets measured at fair value	$122,047	$10,293	$—	$132,340
LIABILITIES:
Derivative financial instruments	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Assets and Liabilities at Fair Value as of February 1, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$148,024	$—	$—	$148,024
Derivative financial instruments	—	969	—	969
Total assets measured at fair value	$148,024	$969	$—	$148,993
LIABILITIES:
Derivative financial instruments	—	2,555	—	2,555
Total liabilities measured at fair value	$—	$2,555	$—	$2,555

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company's borrowings under the 2014 Credit Facilities and the 2011 and 2012 Credit Agreements are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimates the fair value of borrowings outstanding using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount of gross borrowings outstanding under the Term Loan Facility was $299.3 million and the fair value of such borrowings was $295.1 million as of January 31, 2015. The carrying amount of borrowings outstanding under the 2012 Term Loan Agreement approximated fair value and was $135.0 million as of February 1, 2014. No borrowings were outstanding under the ABL Facility and the 2011 Credit Agreement as of January 31, 2015 and February 1, 2014, respectively. See Note 12, "BORROWINGS," for further discussion of the Credit Facilities.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of (in thousands):

	January 31, 2015	February 1, 2014
Land	$37,473	$37,453
Buildings	286,820	296,382
Furniture, fixtures and equipment	653,929	689,815
Information technology	427,879	369,257
Leasehold improvements	1,338,206	1,414,939
Construction in progress	49,836	33,791
Other	3,107	44,075
Total	$2,797,250	$2,885,712
Less: Accumulated depreciation and amortization	(1,830,249)	(1,754,371)
Property and equipment, net	$967,001	$1,131,341

Long-lived assets, primarily comprising of property and equipment, are tested periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.

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

In Fiscal 2014, the Company incurred non-cash asset impairment charges of $45.0 million, excluding impairment charges incurred in connection with the Gilly Hicks restructuring, as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine abercrombie kids stores and nine Hollister stores. Additionally, in connection with the Company's plan to sell the its corporate aircraft, the asset was classified as available-for-sale and the Company incurred charges of approximately $11.3 million to record the expected loss on the disposal of the asset. The fair value of the Company's corporate aircraft was determined using a market approach utilizing level 2 inputs.

In Fiscal 2013, the Company incurred non-cash asset impairment charges of $46.7 million, excluding impairment charges incurred in connection with the Gilly Hicks restructuring, as a result of the impact of sales trends on the profitability of a number of stores identified in the third quarter of Fiscal 2013 as well as fiscal year-end review of store-related long-lived assets. The non-cash asset impairment charges primarily related to 23 Abercrombie & Fitch stores, four abercrombie kids stores, and 70 Hollister stores. In addition, the Company incurred charges of $37.9 million related to the Gilly Hicks restructuring.

In Fiscal 2012, as a result of the fiscal year-end review of long-lived store-related assets, the Company incurred non-cash store-related asset impairment charges of $7.4 million. The asset impairment charge was related to one Abercrombie & Fitch stores, three abercrombie kids stores, 12 Hollister stores, and one Gilly Hicks store.

See Note 15, “GILLY HICKS RESTRUCTURING," for additional information about asset impairment charges incurred in connection with the Company's restructuring of the Gilly Hicks brand.

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net, and a corresponding financing obligation in Leasehold Financing Obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $40.1

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $52.3 million of construction project assets in Property and Equipment, Net at January 31, 2015 and February 1, 2014, respectively.

7. OTHER ASSETS

Other assets consisted of (in thousands):

	January 31, 2015	February 1, 2014
Non-current deferred tax assets	$96,999	$97,587
Rabbi Trust	93,448	90,222
Long-term deposits	64,415	68,886
Long-term supplies	31,565	36,008
Intellectual property	27,943	30,987
Restricted cash	14,835	26,686
Prepaid income tax on intercompany items	9,968	12,421
Other	34,021	36,293
Other assets	$373,194	$399,090

Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies, and construction materials. Intellectual property primarily includes trademark assets associated with the Company's International operations, consisting of finite-lived and indefinite-lived intangible assets of approximately $15.3 million and $12.6 million, respectively, as of January 31, 2015, and finite-lived and indefinite-lived intangible assets of approximately $16.3 million and $14.7 million, respectively, as of February 1, 2014. The Company's finite-lived intangible assets are amortized over a useful life of 10 to 20 years. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements. Other includes prepaid leases and various other assets.

8. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisting of the following (in thousands):

	January 31, 2015	February 1, 2014
Deferred lease credits	$490,452	$543,040
Amortized deferred lease credits	(357,430)	(366,076)
Total deferred lease credits, net	$133,022	$176,964
Less: short-term portion of deferred lease credits	(26,629)	(36,165)
Long-term portion of deferred lease credits	$106,393	$140,799

9. ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):

	January 31, 2015	February 1, 2014
Accrued payroll and related costs	$56,384	$49,878
Gift card liability	36,936	42,512
Accrued taxes	34,629	44,100
Construction in progress	30,661	23,634
Accrued rent	25,607	59,997
Other	98,519	102,713
Accrued expenses	$282,736	$322,834

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store and home office operations.

10. OTHER LIABILITIES

Other liabilities consisted of (in thousands):

	January 31, 2015	February 1, 2014
Accrued straight-line rent	$99,108	$114,001
Deferred compensation	56,244	87,385
Uncertain tax positions, including interest and penalties	4,572	5,777
Other	21,362	24,594
Other liabilities	$181,286	$231,757

Deferred compensation includes the Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 16, “RETIREMENT BENEFITS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

11. INCOME TAXES

Income before taxes was comprised of:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Domestic	$100,115	$37,325	$302,589
Foreign	(961)	35,952	64,356
Total	$99,154	$73,277	$366,945

Domestic income above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties, including those related to international direct-to-consumer operations and interest. The provision for tax expense consisted of:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal	$21,287	$52,579	$111,761
State	1,944	(4,988)	15,323
Foreign	28,614	17,851	17,984
	$51,845	$65,442	$145,068
Deferred:
Federal	$8,971	$(36,732)	$(10,456)
State	1,783	(4,606)	458
Foreign	(15,266)	(5,455)	(5,136)
	$(4,512)	$(46,793)	$(15,134)
Total provision	$47,333	$18,649	$129,934

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax effect	4.3	(4.1)	2.7
Taxation of non-U.S. operations (1)	5.4	2.0	(1.4)
Net change in valuation allowances	6.6	0.1	(0.2)
Audit and other adjustments to prior years' accruals	(1.3)	(5.6)	—
Other items (including permanent items and credits), net	(2.3)	(1.9)	(0.7)
Total	47.7%	25.5%	35.4%

(1)
The jurisdictional location of earnings/losses is a significant component of our effective tax rate each year as tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate, and the rate impact of this component is influenced by the specific location of non-U.S. earnings/losses and the level of such earnings as compared to our total earnings.

Income taxes paid directly to taxing authorities net of refunds received were $74.7 million, $116.3 million, and $122.5 million in Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. These amounts include payments and refunds for income and withholding taxes incurred related to the current year and all prior years.

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 31, 2015	February 1, 2014
Deferred tax assets:
Deferred compensation	$83,157	$91,585
Accrued expenses and reserves	17,695	22,403
Rent	38,881	49,170
Net operating losses (NOL) and credit carryforwards	14,897	12,611
Other	1,403	307
Valuation allowances	(6,730)	(202)
Total deferred tax assets	$149,303	$175,874
Deferred tax liabilities:
Property, equipment and intangibles	(16,059)	(36,266)
Inventory	(11,332)	(8,487)
Store supplies	(7,046)	(7,798)
Prepaid expenses	(2,438)	(2,116)
Other	(1,424)	(3,754)
Total deferred tax liabilities	$(38,299)	$(58,421)
Net deferred income tax assets	$111,004	$117,453

Accumulated other comprehensive (loss) is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax liability of $1.6 million and a deferred tax asset of $0.3 million as of January 31, 2015 and February 1, 2014, respectively. These deferred taxes are not reflected in the table above.

As of January 31, 2015, the Company had deferred tax assets related to foreign and state net operating losses of $12.7 million and $0.2 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign net operating loss carryovers will begin to expire in 2016 and a portion of state net operating losses will begin to expire in 2021. Some foreign net operating losses have an indefinite carryforward period.

As of January 31, 2015, the Company had deferred tax assets related to state credit carryovers of $2.0 million that could be utilized to reduce future years’ tax liabilities. If not utilized, the credit carryforwards will expire in 2017. The utilization of credit carryforwards may be limited in a given year.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it is more likely than not that net operating losses and credit carryovers would reduce future years’ tax liabilities in various states and certain foreign jurisdictions less any associated valuation allowance. The Company established a $6.1 million valuation allowance in Fiscal 2014 for net operating loss carryforwards for which the Company has determined based on the currently available evidence it is more likely than not that the associated deferred tax asset will not be realized. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive (Loss) Income. No other valuation allowances have been provided for deferred tax assets because the Company believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. While the Company does not expect material adjustments to the total amount of valuation allowance within the next 12 months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Uncertain tax positions, beginning of the year	$4,182	$11,116	$13,404
Gross addition for tax positions of the current year	152	449	1,084
Gross addition for tax positions of prior years	33	30	227
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(348)	(2,880)	(2,053)
Settlements during the period	(4)	(3,936)	(1,480)
Changes in judgment	(803)	(597)	(66)
Uncertain tax positions, end of year	$3,212	$4,182	$11,116

The amount of the above uncertain tax positions at January 31, 2015, February 1, 2014 and February 2, 2013 which would impact the Company’s effective tax rate, if recognized, was $3.2 million, $4.2 million and $11.1 million, respectively.

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recognized a $0.2 million benefit related to net interest and penalties during Fiscal 2014 compared to a $1.3 million benefit recognized during Fiscal 2013. Interest and penalties of $1.4 million had been accrued at the end of Fiscal 2014, compared to $1.6 million accrued at the end of Fiscal 2013.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2014 as part of the IRS’s Compliance Assurance Process program. The IRS examinations for Fiscal 2013 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation, the outcomes of which are not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease in the range of $1.5 million to $2.5 million due to settlements of audits and expirations of statutes of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 31, 2015, U.S. taxes have not been provided for with respect to approximately $75.5 million of unremitted earnings of subsidiaries operating outside of the United States. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to Abercrombie & Fitch or a U.S. affiliate, or if Abercrombie & Fitch were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. BORROWINGS

In 2011, the Company entered into an unsecured credit agreement (the "2011 Credit Agreement") which, as amended most recently on November 4, 2013, provided for a $350 million revolving credit facility. In 2012, the Company entered into a term loan agreement (the "2012 Term Loan Agreement" and, together with the 2011 Credit Agreement, the "2011 and 2012 Credit Agreements") which, as amended most recently on November 4, 2013, provided for a $150 million term loan facility. No borrowings were outstanding under the 2011 Credit Agreement and $135.0 million in borrowings were outstanding under the 2012 Term Loan Agreement as of February 1, 2014.

On August 7, 2014, in connection with the Company entering into new credit agreements, all amounts outstanding under the 2011 and 2012 Credit Agreements were repaid in full and the 2011 and 2012 Credit Agreements were terminated. The new credit agreements are discussed below.

Asset-Based Revolving Credit Facility and Term Loan Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. ("A&F Management") as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement. The agreement provides for a senior secured revolving credit facility of up to $400 million (the "ABL Facility"), subject to a borrowing base, with a letter of credit sub-limit of $100 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the "Term Loan Facility" and, together with the ABL Facility, the "2014 Credit Facilities"). A portion of the proceeds of the Term Loan Facility was used to repay the outstanding balance of approximately $127.5 million under the Company's 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company's 2011 Credit Agreement and to pay fees and expenses associated with the transaction.

Debt Discount and Deferred Financing Fees

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to the lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of January 31, 2015 were as follows:

(in thousands)	January 31, 2015
Borrowings, gross at carrying amount	$299,250
Unamortized discount	(2,786)
Unamortized fees paid to lenders	(3,052)
Borrowings, net	$293,412
Less: short-term portion of borrowings, net of discount and fees of $0.9M	(2,102)
Long-term portion of borrowings, net	$291,310

No borrowings were outstanding under the ABL Facility as of January 31, 2015.

Maturity, Amortization and Prepayments

The ABL Facility will mature on August 7, 2019. The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company's excess cash flows in the preceding fiscal year, depending on the Company's leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of future minimum payments under the Term Loan facility is as follows (in thousands):

Fiscal 2015	$3,000
Fiscal 2016	$3,000
Fiscal 2017	$3,000
Fiscal 2018	$3,000
Fiscal 2019	$3,000
Thereafter	$284,250

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

Interest and Fees

Amounts borrowed under the ABL Facility bear interest, at the Company's option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter beginning January 31, 2015, based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

At the Company's option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility.

The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 31, 2015.

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

The Company was in compliance with the covenants under the 2014 Credit Facilities as of January 31, 2015.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively and retrospectively. The extent to which a hedging instrument has been, and is expected to continue to be, effective at offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative is not highly effective.

For derivatives that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as a component of Other Comprehensive (Loss) Income (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative gain or loss, as well as changes in the fair value of the derivative’s time value are recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in the fair value attributable to changes in spot prices. The changes in the fair value of the derivative contract related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative gains or losses are immediately recognized in earnings.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company accounts receivable. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive (Loss) Income. Substantially all of the unrealized gains or losses related to designated cash flows hedges as of January 31, 2015 will be recognized in cost of goods sold over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of January 31, 2015, the Company had the following outstanding foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

Notional Amount(1)
Euro	$53,120
British Pound	$18,345
Canadian Dollar	$10,705

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of January 31, 2015.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2015, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

Notional Amount(1)
Euro	$5,659
British Pound	$3,763

(1)	Amounts are reported in thousands and in U.S. Dollars equivalent as of January 31, 2015.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	January 31, 2015	February 1, 2014	Balance Sheet Location	January 31, 2015	February 1, 2014
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other Current Assets	$10,283	$691	Other Liabilities	$—	$2,503
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other Current Assets	$10	$278	Other Liabilities	$—	$52
Total	Other Current Assets	$10,293	$969	Other Liabilities	$—	$2,555

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for Fiscal 2014 and Fiscal 2013 on the Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

		Fiscal 2014	Fiscal 2013
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other Operating Income, Net	$2,537	$378

	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)		Location of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (Ineffective Portion and Amount Excluded from Effectiveness Testing) (c)
(in thousands)	January 31, 2015	February 1, 2014		January 31, 2015	February 1, 2014		January 31, 2015	February 1, 2014
Derivatives in cash flow hedging relationships
Foreign currency exchange forward contracts	$16,572	$6,435	Cost of Goods Sold	$440	$857	Other Operating Income, Net	$215	$248

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents reclassification from OCI into earnings that occurs when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income for Fiscal 2014 was as follows:

	Fiscal 2014
(in thousands)	Unrealized (Loss) Gain on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	16,572	(76,891)	(60,319)
Reclassified from accumulated other comprehensive (loss) income(1)	(440)	—	(440)
Tax effect on other comprehensive income (loss)	(866)	(1,038)	(1,904)
Other comprehensive income (loss)	15,266	(77,929)	(62,663)
Ending balance at January 31, 2015	$13,100	$(96,680)	$(83,580)

(1)
For Fiscal 2014 the gain or loss was reclassified from Other Comprehensive (Loss) Income to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

The activity in accumulated other comprehensive (loss) income for Fiscal 2013 was as follows:

	Fiscal 2013
(in thousands)	Unrealized (Loss) Gain on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance February 2, 2013	$(7,220)	$(6,068)	$(13,288)
Other comprehensive income (loss) before reclassifications	6,435	(12,683)	(6,248)
Reclassified from accumulated other comprehensive (loss) income(1)	(857)	—	(857)
Tax effect on other comprehensive income (loss)	(524)	—	(524)
Other comprehensive income (loss)	5,054	(12,683)	(7,629)
Ending balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)

(1)
For Fiscal 2013 the gain or loss was reclassified from Other Comprehensive (Loss) Income to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

The activity in accumulated other comprehensive (loss) income for Fiscal 2012 was as follows:

	Fiscal 2012
(in thousands)	Unrealized (Loss) Gain on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance January 28, 2012	$11,932	$(5,641)	$6,291
Other comprehensive income (loss) before reclassifications	(4,003)	(427)	(4,430)
Reclassified from accumulated other comprehensive (loss) income(1)	(17,510)	—	(17,510)
Tax effect on other comprehensive income (loss)	2,361	—	2,361
Other comprehensive income (loss)	(19,152)	(427)	(19,579)
Ending balance at February 2, 2013	$(7,220)	$(6,068)	$(13,288)

(1)
For Fiscal 2012 the gain or loss was reclassified from Other Comprehensive (Loss) Income to the Cost of Goods Sold line item on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. GILLY HICKS RESTRUCTURING

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. The Company continues to offer Gilly Hicks products through the Hollister direct-to-consumer channel.

As a result of exiting the Gilly Hicks branded stores, the Company currently estimates that it will incur aggregate pre-tax charges of approximately $91.2 million, of which $8.4 million in charges, primarily related to lease terminations and asset impairment, was recognized during Fiscal 2014 and $81.5 million was recognized during Fiscal 2013.

Below is a summary of the aggregate pre-tax charges incurred through January 31, 2015 related to the closure of the Gilly Hicks branded stores (in thousands):

Lease terminations and store closure costs	$48,665
Asset impairment	40,036
Other	1,230
Total charges (1)	$89,931

(1)
As of January 31, 2015, the Company incurred aggregate pre-tax charges related to restructuring plans for the Gilly Hicks brand of $50.4 million for the U.S. Stores segment and $39.5 million for the International Stores segment.

The remaining charges, primarily lease-related, including the net present value of payments related to lease terminations, potential sub-lease losses and other lease-related costs of approximately $1.3 million, are expected to be recognized over the remaining lease terms. These estimates are based on a number of significant assumptions and could change materially.

Costs associated with exit or disposal activities are recorded when the liability is incurred. Below is a roll forward of the liabilities recognized on the Consolidated Balance Sheet as of January 31, 2015, related to the closure of the Gilly Hicks stores (in thousands):

Accrued liability as of February 1, 2014	$42,507
Costs incurred	11,631
Cash payments	(48,141)
Accrued liability as of January 31, 2015	$5,997

16. RETIREMENT BENEFITS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age and have completed a year of employment with 1,000 or more hours of service. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $13.8 million, $18.3 million and $21.1 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Effective February 2, 2003, the Company established a SERP to provide additional retirement income to its former CEO. On December 8, 2014, the former CEO, Michael S. Jeffries, retired from his position as Chief Executive Officer. Mr. Jeffries' employment with the Company terminated on December 31, 2014. In connection with his Employment Agreement, the former CEO will receive a monthly benefit which accumulates annually to 50% of his final average compensation (as defined in the SERP) for life. The final average compensation used for the calculation was based on actual compensation, base salary and cash incentive compensation, averaged over the last 36 consecutive full calendar months ended before the former CEO’s retirement. The Company recorded income of $1.0 million and $4.4 million, and expense of $3.9 million for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, associated with the SERP.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SEGMENT REPORTING

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s segments sell a similar group of products—casual sportswear apparel, personal care products and accessories for men, women and kids and bras, underwear and sleepwear for girls. The Company had three reportable segments as of January 31, 2015: U.S. Stores, International Stores, and Direct-to-Consumer. Corporate functions, interest income and expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included in Other.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s segment information as of, and for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

(in thousands)	U.S. Stores	International Stores	Direct-to- Consumer Operations	Segment Total	Other(1)	Total
January 31, 2015
Net Sales	$1,878,542	$1,032,946	$832,542	$3,744,030	—	$3,744,030
Depreciation and Amortization	55,339	98,243	16,298	169,880	56,541	226,421
Operating Income(2)	261,446	204,262	269,564	735,272	(621,753)	113,519
Total Assets	349,088	616,336	150,228	1,115,652	1,389,515	2,505,167
Capital Expenditures(3)	41,887	44,429	55,007	141,323	33,301	174,624
February 1, 2014
Net Sales	2,161,183	1,178,798	776,916	4,116,897	—	4,116,897
Depreciation and Amortization	75,297	92,474	7,850	175,621	59,619	235,240
Operating Income(4)	194,582	249,331	294,951	738,864	(658,041)	80,823
Total Assets	414,463	805,257	122,381	1,342,101	1,508,896	2,850,997
Capital Expenditures	18,599	82,805	15,633	117,037	46,887	163,924
February 2, 2013
Net Sales	2,615,138	1,195,016	700,651	4,510,805	—	4,510,805
Depreciation and Amortization	94,367	67,972	5,198	167,537	56,708	224,245
Operating Income(5)	432,040	350,871	269,479	1,052,390	(678,157)	374,233
Total Assets	587,334	840,317	63,063	1,490,714	1,496,687	2,987,401
Capital Expenditures	3,016	218,933	22,567	244,516	95,346	339,862

(1)
Includes corporate functions such as Design, Merchandising, Sourcing, Planning, Allocation, Store Management and Support, Marketing, Distribution Center Operations, Information Technology, Real Estate, Finance, Legal, Human Resources and other corporate overhead. Operating Income includes: marketing, general and administrative expense; store management and support functions such as regional and district management and other functions not dedicated to an individual store; as well as distribution center costs. A reconciliation of segment operating income to consolidated operating income is provided below.

(2)
Includes charges related to asset impairment, lease terminations and store closures, the restructuring of the Gilly Hicks brand, the Company's profit improvement initiative, CEO transition costs and corporate governance matters of which $6.1 million is included in U.S. stores, $43.6 million is included in International Stores, $0.4 million is included in Direct-to-Consumer Operations and $28.1 million is included in Other for Fiscal 2014.

(3)
Capital expenditures of $35.6 million related to the conversion of one of the Company's Columbus, Ohio distribution centers to a dedicated Direct-to-Consumer distribution center are included in Direct-to-Consumer Operations.

(4)
Includes charges related to asset impairment, restructuring plans of the Gilly Hicks brand and the Company's profit improvement initiative of $94.9 million for U.S. Stores, $33.3 million for International Stores and $13.8 million for Other for Fiscal 2013.

(5)	Includes charges for asset impairments of $7.4 million for U.S. Stores for Fiscal 2012.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company's segment operating income to the consolidated operating income reported in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Segment Operating Income	$735,272	$738,864	$1,052,390
Operating (Loss) Income Not Attributable to Segments:
Stores and Distribution Expense	(164,765)	(198,910)	(223,611)
Marketing, General and Administrative Expense	(460,917)	(481,783)	(473,880)
Restructuring Charges	—	(421)	—
Asset Impairment	(11,310)	—	—
Other Operating Income, Net	15,239	23,073	19,334
Operating Income	$113,519	$80,823	$374,233

Net Sales:

Net sales includes net merchandise sales through stores and direct-to-consumer operations, including shipping and handling revenue. Net sales are reported by geographic area based on the location of the customer.

Brand Information

Net sales by brand were as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Abercrombie & Fitch	$1,449,946	$1,547,216	$1,704,190
abercrombie	321,353	346,739	382,509
Hollister	1,947,869	2,127,816	2,314,462
Gilly Hicks	24,862	95,126	109,644
Total	$3,744,030	$4,116,897	$4,510,805

Geographic Information

Net sales by geographic area were as follows:

(in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
United States	$2,408,427	$2,659,089	$3,087,205
Europe	959,981	1,116,781	1,137,664
Other International	375,622	341,027	285,936
Total	$3,744,030	$4,116,897	$4,510,805

Net long-lived assets by geographic area, which include primarily property and equipment (net), store supplies and lease deposits, were as follows:

(in thousands)	January 31, 2015	February 1, 2014
United States	$581,430	$606,758
Europe	326,726	438,931
Other International	158,743	191,312
Total	$1,066,899	$1,237,001

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2014 and Fiscal 2013 follows (in thousands, except per share amounts):

Fiscal Quarter 2014(10)	First(2)	Second(3)	Third(4)	Fourth(5)
Net sales	$822,428	$890,605	$911,453	$1,119,544
Gross profit	$511,659	$552,956	$567,070	$681,885
Net income (loss)	$(23,671)	$12,877	$18,227	$44,388
Net income (loss) per diluted share(1)	$(0.32)	$0.17	$0.25	$0.63

Fiscal Quarter 2013(10)	First(6)	Second(7)	Third(8)	Fourth(9)
Net sales	$838,769	$945,698	$1,033,293	$1,299,137
Gross profit	$553,166	$604,122	$651,040	$767,107
Net income (loss)	$(7,203)	$11,370	$(15,644)	$66,106
Net income (loss) per diluted share(1)	$(0.09)	$0.14	$(0.20)	$0.85

(1)
Net income (loss) per diluted share (Diluted EPS) was computed individually for each of the quarters presented using weighted average number of shares outstanding during the quarter while Diluted EPS for the full year is computed using the average of the weighted average number of shares outstanding each quarter; therefore, the sum of Diluted EPS for the quarters may not equal the total for the year.

(2)
The first quarter of Fiscal 2014 included pre-tax charges of $6.9 million related to certain corporate governance matters, $5.6 million related to the restructuring of the Gilly Hicks brand, and $3.1 million related to the Company's profit improvement initiative. Net loss per diluted share included $0.15 related to the charges. The thirteen weeks ended May 3, 2014 included correction of certain errors relating to prior periods. The out-of-period correction of errors resulted in an increase to loss before taxes of $1.5 million, or $0.9 million after tax.

(3)
The second quarter of Fiscal 2014 included pre-tax charges of $2.0 million related to the Company's profit improvement initiative and $0.4 million related to the restructuring of the Gilly Hicks brand. Net income per diluted share included $0.02 related to the charges. The thirteen and twenty-six weeks ended August 2, 2014 included the correction of certain errors relating to prior periods. The out-of-period correction of errors resulted in a decrease to income before taxes of $1.4 million, or $0.9 million after tax, resulting in a $0.9 million to net income for the thirteen weeks ended August 2, 2014. The out-of-period correction of errors resulted in an increase to loss before taxes of $2.9 million, or $1.7 million after tax for the twenty-six weeks ended August 2, 2014.

(4)
The third quarter of Fiscal 2014 included pre-tax charges of $16.7 million for asset impairment, $2.3 million related to lease terminations and store closures, $0.7 million related to the Company's profit improvement initiative and $0.6 million related to certain corporate governance matters. Net income per diluted share included $0.17 related to the charges. The thirteen and thirty-nine weeks ended November 1, 2014 included the correction of certain errors relating to prior periods. The out-of-period correction of errors resulted in a decrease to income before taxes of $0.6 million, or $0.4 million after tax, and an unrelated tax charge of $0.4 million, for a combined reduction to net income of $0.8 million for the thirteen weeks ended November 1, 2014. The out-of-period correction of errors results in a decrease to income before taxes of $3.3 million, or $2.0 million after tax, and an unrelated tax charge of $0.4 million, for a combined reduction to net income of $2.4 million for the thirty-nine weeks ended November 1, 2014.

(5)
The fourth quarter of Fiscal 2014 included pre-tax charges of $28.3 million for asset impairment, $5.2 million related to certain corporate governance matters and CEO transition costs, $3.4 million related to lease terminations and store closures, $2.4 million related to the restructuring of the Gilly Hicks brand and $0.7 million related to the Company's profit improvement initiative. Net income per diluted share included $0.52 related to the charges. The thirteen and fifty-two weeks ended January 31, 2015 included the correction of certain errors relating to prior periods. The out-of-period correction of errors resulted in a decrease to income before taxes and net income of $0.1 million for the thirteen weeks ended January 31, 2015. The out-of-period correction of errors resulted in a decrease in income before taxes of $2.9 million, or $1.8 million after tax, and an unrelated tax charge of $0.4 million, for a combined reduction to net income of $2.2 million for the fifty-two weeks ended January 31, 2015.

(6)
The thirteen weeks ended May 4, 2013 included a reduction of pre-tax loss of $2.5 million and an unrelated tax charge of $1.2 million for the correction of errors relating to prior periods. The effect of these corrections decreased net loss by $0.6 million for the thirteen week period ended May 4, 2013.

(7)
The second quarter of Fiscal 2013 included pre-tax charges of $2.6 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.02 related to the charges. The thirteen week period ended August 3, 2013 included a reduction of pre-tax expense of $4.5 million for the correction of errors related to prior periods; the twenty-six week period ended August 3, 2013 included a reduction of pre-tax expense of $5.5 million and an unrelated tax charges of $1.2 million for the correction of errors related to prior periods. The effect of these corrections increased net income by $2.9 million and $2.5 million for the thirteen and twenty-six week periods ended August 3, 2013, respectively.

(8)
The third quarter of Fiscal 2013 included pre-tax charges of $43.6 million for asset impairment, $44.7 million related to the restructuring of the Gilly Hicks brand and $7.6 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.72 related to the charges. The thirteen week period ended November 2, 2013 included a reduction of pre-tax expense of $2.1 million and an unrelated tax benefit of $1.9 million for the correction of errors related to prior periods; the thirty-nine week period ended November 2, 2013 included a reduction of pre-tax expense of $6.3 million for the correction of errors related to prior periods. The effect of these corrections increased net income by $3.0 million and $4.7 million for the thirteen and thirty-nine week periods ended November 2, 2013, respectively.

(9)
The fourth quarter of Fiscal 2014 included pre-tax charges of $3.1 million for asset impairment, $36.8 million related to the restructuring of the Gilly Hicks brand and $3.7 million related to the Company's profit improvement initiative. Earnings per diluted share included $0.38 related to the charges and $0.11 for a tax true-up related to the restructuring, asset impairment and profit improvement charges primarily incurred in the third quarter of Fiscal 2013, for the true-up of the estimated full year tax rate applied as of the third quarter to the full year Fiscal 2013 tax rate. The thirteen week period ended February 1, 2014 included an increase in pre-tax expense of $6.5 million and an unrelated tax charge of $2.2 million for the correction of errors related to prior periods. The effect of these corrections decrease net income by $6.2 million for the thirteen week period ended February 1, 2014; the fifty-two week period ended February 1, 2014 included a reduction of pre-tax expense of $2.6 million and an unrelated tax expense of $0.9 million.

(10)	The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 30, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 31, 2015. The Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 31, 2015 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 31, 2015, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 31, 2015 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015 and from the text under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” at the end of "ITEM 1. BUSINESS" in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Code of Business Conduct and Ethics

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the "Corporate Governance" page of the Company's website at www.abercrombie.com, accessible through the "Investors" page.

Audit and Finance Committee

Information concerned A&F's Audit and Finance Committee, including the determination that the Audit and Finance Committee has at least one "audit committee financial expert" (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the caption "PROPOSAL 1 — ELECTION OF DIRECTORS - Committees of the Board — Audit and Finance Committee."

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015. These procedures have not materially changed from those described in A&F's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 19, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation and Organization Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Information regarding the number of securities to be issued and remaining available under equity compensation plans of the Company as of January 31, 2015 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence” and "PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board" in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

Consolidated Balance Sheets at January 31, 2015 and February 1, 2014.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

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

3.4
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. as filed with the Delaware Secretary of State on June 16, 2011, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

3.5
Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co., reflecting amendments through June 16, 2011, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

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

4.1
Amended and Restated Credit Agreement, entered into as of July 28, 2011, among Abercrombie & Fitch Management Co.; the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement); Abercrombie & Fitch Co.; the Lenders (as defined in the Amended and Restated Credit Agreement); PNC Bank, National Association, as global agent, the Swing Line Lender and an LC Issuer; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities, LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and an LC Issuer; Fifth Third Bank, as a co-documentation agent; and The Huntington National Bank, as a co-documentation agent and an LC Issuer, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107). [NOTE: Amended and Restated Credit Agreement, as amended, was terminated August 7, 2014.]

4.2
Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of July 28, 2011, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as defined in the Amended and Restated Guaranty of Payment (Domestic Credit Parties)); and PNC Bank, National Association, as global agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed August 3, 2011 (File No. 001-12107). [NOTE: Amended and Restated Guaranty of Payment (Domestic Credit Parties), as amended, was terminated August 7, 2014.]

4.3
Supplement No. 1 to Amended and Restated Guaranty of Payment (Domestic Credit Parties), dated as of August 31, 2011, between NSOP, LLC, as a New Guarantor, and PNC Bank, National Association, as global agent, incorporated herein by reference to Exhibit 4.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [NOTE: Amended and Restated Guaranty of Payment (Domestic Credit Parties), as amended, was terminated August 7, 2014.]

4.4
Amendment No. 1 to Credit Agreement, made as of February 24, 2012, among Abercrombie & Fitch Management Co. and the Foreign Subsidiary Borrowers (as defined in the Amended and Restated Credit Agreement, dated as of July 28, 2011), as borrowers; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Global Agent, Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as an LC Issuer and a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as an LC Issuer and a Lender; PNC Bank, National Association, Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.3 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107). [NOTE: Amended and Restated Credit Agreement, as amended, was terminated August 7, 2014.]

4.5
Amendment No. 2 to Amended and Restated Credit Agreement, made as of January 23, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America N.A., as a Lender; Citizens Bank of Pennslyvania, as a Lender; U.S. Bank National Association, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated and filed January 25, 2013 (File No. 001-12107). [NOTE: Amended and Restated Credit Agreement, as amended, was terminated August 7, 2014.]

4.6
Amendment No. 3 to Amended and Restated Credit Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as guarantor; Abercrombie & Fitch Europe S.A., Abercrombie & Fitch (UK) Limited, AFH Stores UK Limited, AFH Canada Stores Co. and AFH Japan, G.K., as foreign subsidiary borrowers; PNC Bank, National Association, as Global Agent, the Swing Line Lender, an LC Issuer and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; PNC Bank Canada Branch, as a Canadian Lender; JPMorgan Chase Bank, N.A., Toronto Branch, as a Canadian Lender; Bank of America, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F's Current Report on Form 8-K dated and filed November 7, 2013 (File No. 001-12107). [NOTE: Amended and Restated Credit Agreement, as amended, was terminated August 7, 2014.]

4.7
Term Loan Agreement, entered into as of February 24, 2012, among Abercrombie & Fitch Management Co.; Abercrombie & Fitch Co.; the Lenders (as defined in the Term Loan Agreement); PNC Bank, National Association, as administrative agent and a Lender; PNC Capital Markets LLC, as a co-lead arranger and a co-bookrunner; J.P. Morgan Securities LLC, as a co-lead arranger and a co-bookrunner; JPMorgan Chase Bank, N.A., as syndication agent and a Lender; Fifth Third Bank, as a co-documentation agent and a Lender; Citizens Bank of Pennsylvania, as a co-documentation agent and a Lender; The Huntington National Bank, as a Lender; U.S. Bank National Association, as a Lender; HSBC Bank USA, N.A., as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107). [NOTE: Term Loan Agreement, as amended, was terminated August 7, 2014.]

4.8
Guaranty of Payment (Credit Parties), dated as of February 24, 2012, among Abercrombie & Fitch Co.; the material Domestic Subsidiaries (as identified in the Guaranty of Payment (Credit Parties)); and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 4.2 to A&F’s Current Report on Form 8-K dated and filed February 29, 2012 (File No. 001-12107). [NOTE: Guaranty of Payment (Credit Parties) was terminated August 7, 2014.]

4.9
Amendment No. 1 to Term Loan Agreement, made as of January 23, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennsylvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated and filed January 25, 2013 (File No. 001-12107). [NOTE: Term Loan Agreement, as amended, was terminated August 7, 2014.]

4.10
Amendment No. 2 to Term Loan Agreement, made as of November 4, 2013, among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co., as a guarantor; PNC Bank, National Association, as Agent and a Lender; JPMorgan Chase Bank, N.A., as Syndication Agent and as a Lender; Fifth Third Bank, as a Lender; The Huntington National Bank, as a Lender; HSBC Bank USA, N.A., as a Lender; U.S. Bank National Association, as a Lender; Citizens Bank of Pennslyvania, as a Lender; and Sumitomo Mitsui Banking Corporation, as a Lender, incorporated herein by reference to Exhibit 4.2 to A&F's Current Report on Form 8-K dated and filed November 7, 2013 (File No. 001-12107). [NOTE: Term Loan Agreement, as amended, was terminated August 7, 2014.]

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

*10.3
Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

*10.4
Amended and Restated Employment Agreement, entered into effective as of August 15, 2005, by and between A&F and Michael S. Jeffries, including as Exhibit A thereto the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107). [NOTE: Only the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) is still in effect.]

*10.5
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

*10.9
Employment Agreement, entered into as of December 9, 2013, by and between A&F and Michael S. Jeffries, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed December 9, 2013 (File No. 001-12107). [NOTE: "Termination Date" and last day of "Term" under Employment Agreement was December 31, 2014.]

10.10
Aircraft Time Sharing Agreement, made and entered into to be effective as of June 1, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by DFZ, LLC, as Owner (the “Gulfstream Agreement”), incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010 (File No. 001-12107). [NOTE: Aircraft Time Sharing Agreement was terminated on December 31, 2014.]

10.11
Aircraft Time Sharing Agreement, made and entered into to be effective as of November 12, 2010, by and between Abercrombie & Fitch Management Co., as Lessor, and Michael S. Jeffries, as Lessee, and consented to by NetJets Sales, Inc., NetJets Aviation, Inc. and NetJets Services, Inc. (the “NetJets Agreement”), incorporated herein by reference to Exhibit 10.10 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 001-12107). [NOTE: Aircraft Time Sharing Agreement was terminated on December 31, 2014.]

10.12
Letter of Understanding, dated November 12, 2010, between Michael S. Jeffries and Abercrombie & Fitch Management Co. in respect of the Gulfstream Agreement and the NetJets Agreement, incorporated herein by reference to Exhibit 10.11 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 001-12107). [NOTE: Letter of Understanding was terminated on December 31, 2014.]

*10.13
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

*10.14
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

*10.15
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

*10.17
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

*10.24
Summary of Compensation Structure for Non-Associate Members of Board of Directors of A&F (Effective as of February 2, 2014), incorporated herein by reference to Exhibit 10.26 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-12107).

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

*10.29
Form of Stock Option Agreement used to evidence the grant of nonstatutory stock options to associates of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

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

*10.41
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

*10.42
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

*10.53
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

*10.54
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

*10.62
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

*10.65
Letter, dated April 3, 2014, from Abercrombie & Fitch to Joanne C. Crevoiserat setting forth terms of employment as Executive Vice President and Chief Financial Officer, and accepted by Joanne C. Crevoiserat on April 8, 2014, together with the related Agreement, made and entered into April 27, 2014, executed by Joanne C. Crevoiserat on April 8, 2014 and by Abercrombie & Fitch Management Co. on April 27, 2014, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-12107).

*10.66
Agreement, dated May 13, 2014, between Leslee Herro and Abercrombie & Fitch Trading Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-12107).

*10.67
Employment Offer, accepted June 10, 2014, between Christos E. Angelides and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 10, 2014 (File No. 001-12107).

10.68
Credit Agreement, dated as of August 7, 2014 (the "2014 ABL Credit Agreement"), among Abercrombie & Fitch Management Co., as lead borrower for the borrowers and guarantors named therein; Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and swing line lender; PNC Bank, National Association, as syndication agent and a letter of credit issuer; JPMorgan Chase Bank, N.A., as documentation agent and a letter of credit issuer; Wells Fargo Bank, National Association, PNC Capital Markets LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.69
Term Loan Credit Agreement, dated as of August 7, 2014 (the "2014 Term Loan Credit Agreement"), among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, as guarantors; Wells Fargo Bank, National Association, as administrative agent and collateral agent; PNC Bank, National Association and JPMorgan Chase Bank, N.A., as syndication agents; Goldman Sachs Lending Partners, as documentation agent; Wells Fargo Securities, LLC, PNC Capital Markets LLC, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners, as joint lead arrangers and joint book-runners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.70
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.71
Term Loan Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and for the benefit of the other Credit Parties (as defined in the 2014 Term Loan Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.72
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement), incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.73
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement), incorporated herein by reference to Exhibit 10.8 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.74
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as "ABL Agent," and Wells Fargo Bank, National Association, in its capacity as "Term Agent.", incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.75*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.76*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.77*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1
Certifications by Interim Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Interim Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (ii) Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; and (v) Notes to Consolidated Financial Statements

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

ABERCROMBIE & FITCH CO.

Date: March 30, 2015	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

*
Arthur C. Martinez	Executive Chairman of the Board and Director
/s/ Jonathan E. Ramsden
Jonathan E. Ramsden	Chief Operating Officer (Interim Principal Executive Officer)
*
James B. Bachmann	Director
*
Bonnie R. Brooks	Director
*
Terry L. Burman	Director
/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Sarah M. Gallagher	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
*
Diane L. Neal	Director
*
Charles R. Perrin	Director
*
Stephanie M. Shern	Director
*
Craig R. Stapleton	Director

*
The undersigned, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 30, 2015.

By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Attorney-in-fact

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
21.1	List of Subsidiaries of A&F
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1
Certifications by Interim Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Interim Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from A&F's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (ii) Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; and (v) Notes to Consolidated Financial Statements