Form 10-Q
period 2015-05-02
ABERCROMBIE & FITCH CO /DE/
filed 2015-06-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 4, 2015
$.01 Par Value	69,568,798 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
NET SALES	$709,422	$822,428
Cost of goods sold	297,873	310,769
GROSS PROFIT	411,549	511,659
Stores and distribution expense	391,638	417,571
Marketing, general and administrative expense	107,533	123,581
Restructuring (benefit) charge	(1,598)	5,633
Asset impairment	6,133	—
Other operating income, net	(1,960)	(3,620)
OPERATING LOSS	(90,197)	(31,506)
Interest expense, net	4,639	1,997
LOSS BEFORE TAXES	(94,836)	(33,503)
Tax benefit	(31,590)	(9,832)
NET LOSS	$(63,246)	$(23,671)
NET LOSS PER SHARE:
BASIC	$(0.91)	$(0.32)
DILUTED	$(0.91)	$(0.32)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	69,510	74,483
DILUTED	69,510	74,483
DIVIDENDS DECLARED PER SHARE	$0.20	$0.20
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	$(15)	$14,866
Unrealized loss on derivative financial instruments, net of tax	(5,420)	(3,129)
Other comprehensive (loss) income	$(5,435)	$11,737
COMPREHENSIVE LOSS	$(68,681)	$(11,934)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	May 2, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$383,220	$520,708
Receivables	59,169	52,910
Inventories, net	441,005	460,794
Deferred income taxes, net	44,785	13,986
Other current assets	118,563	116,574
TOTAL CURRENT ASSETS	1,046,742	1,164,972
PROPERTY AND EQUIPMENT, NET	949,587	967,001
OTHER ASSETS	368,263	373,194
TOTAL ASSETS	$2,364,592	$2,505,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,757	$141,685
Accrued expenses	279,985	282,736
Short-term portion of deferred lease credits	26,102	26,629
Income taxes payable	6,642	32,804
Short-term portion of borrowings, net	2,017	2,102
TOTAL CURRENT LIABILITIES	437,503	485,956
LONG-TERM LIABILITIES:
Long-term portion of deferred lease credits	102,375	106,393
Long-term portion of borrowings, net	290,338	291,310
Leasehold financing obligations	49,765	50,521
Other liabilities	177,311	181,286
TOTAL LONG-TERM LIABILITIES	619,789	629,510
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 2, 2015 and January 31, 2015	1,033	1,033
Paid-in capital	422,713	434,137
Retained earnings	2,473,346	2,550,673
Accumulated other comprehensive loss, net of tax	(89,015)	(83,580)
Treasury stock, at average cost: 33,743 and 33,948 shares at May 2, 2015 and January 31, 2015, respectively	(1,500,777)	(1,512,562)
TOTAL STOCKHOLDERS’ EQUITY	1,307,300	1,389,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,364,592	$2,505,167

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
OPERATING ACTIVITIES:
Net loss	$(63,246)	$(23,671)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	53,291	58,897
Asset impairment	6,133	—
Loss on disposal	1,716	1,360
Amortization of deferred lease credits	(7,694)	(12,005)
Benefit from deferred income taxes	(31,285)	(17,189)
Share-based compensation	6,855	5,288
Changes in assets and liabilities:
Inventories	19,855	45,461
Accounts payable and accrued expenses	(32,909)	(45,834)
Lessor construction allowances	370	588
Income taxes	(29,495)	(47,555)
Other assets	(7,977)	6,870
Other liabilities	(9,397)	(12,350)
NET CASH USED FOR OPERATING ACTIVITIES	(93,783)	(40,140)
INVESTING ACTIVITIES:
Purchases of property and equipment	(29,917)	(37,829)
NET CASH USED FOR INVESTING ACTIVITIES	(29,917)	(37,829)
FINANCING ACTIVITIES:
Purchase of treasury stock	—	(150,000)
Repayments of borrowings	(750)	(3,750)
Other financing activities	12	(3,273)
Dividends paid	(13,871)	(14,665)
NET CASH USED FOR FINANCING ACTIVITIES	(14,609)	(171,688)
EFFECT OF EXCHANGE RATES ON CASH	821	6,663
NET DECREASE IN CASH AND EQUIVALENTS:	(137,488)	(242,994)
Cash and equivalents, beginning of period	520,708	600,116
CASH AND EQUIVALENTS, END OF PERIOD	$383,220	$357,122
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in accrual for construction in progress	$8,856	$(3,789)
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$3,832	$1,055
Cash paid for income taxes, net of refunds	$34,952	$57,059

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Nature of Business

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as "Abercrombie & Fitch" or the “Company”), is a specialty retailer that operates stores and direct-to-consumer operations. The Company operates stores in North America, Europe, Asia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2015” represent the 52-week fiscal year ending on January 30, 2016; and to “Fiscal 2014” represent the 52-week fiscal year ended January 31, 2015.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of May 2, 2015 and for the thirteen weeks ended May 2, 2015 and May 3, 2014 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2014 filed with the SEC on March 30, 2015. The January 31, 2015 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2015.

The Condensed Consolidated Financial Statements as of May 2, 2015 and for the thirteen weeks ended May 2, 2015 and May 3, 2014 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on the Company's financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This standard amends ASC 835 Interest—Imputation of Interest. The amendment provides guidance on the financial statement presentation of debt issuance costs as a direct reduction of a liability when associated with a liability.
		February 1, 2015	The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Standards not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
This standard supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)." The new ASC guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.
		January 29, 2017	The Company is currently evaluating the potential impact of this standard.
ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
This standard amends ASC 718 Compensation—Stock Compensation. The amendment provides guidance on the treatment of share-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.
		January 31, 2016	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis	These amendments provide guidance which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.	January 29, 2017	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

2. NET LOSS PER SHARE

Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

Weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended
(in thousands)	May 2, 2015	May 3, 2014
Shares of common stock issued	103,300	103,300
Treasury shares	(33,790)	(28,817)
Weighted-average — basic shares	69,510	74,483
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	69,510	74,483
Anti-dilutive shares (1)	12,151	11,400

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net loss per diluted share because the impact would have been anti-dilutive.

3. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $6.9 million and $5.3 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The Company also recognized $2.3 million and $2.0 million in tax benefits related to share-based compensation for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

Stock Options

The Company did not grant any stock options during the thirteen weeks ended May 2, 2015 or May 3, 2014. Below is a summary of stock option activity for the thirteen weeks ended May 2, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	328,100	$64.64
Granted	—	—
Exercised	—	—
Forfeited or expired	(10,500)	73.48
Outstanding at May 2, 2015	317,600	$64.35	$124,200	2.4
Stock options exercisable at May 2, 2015	317,600	$64.35	$124,200	2.4

The intrinsic value of stock options exercised was insignificant during the thirteen weeks ended May 3, 2014. No stock options were exercised during the thirteen weeks ended May 2, 2015.

As of May 2, 2015, all compensation cost related to currently outstanding stock options had been fully recognized.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 2, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	8,953,675	$40.28
Granted	639,808	22.44
Exercised	—	—
Forfeited or expired	(53,500)	44.82
Outstanding at May 2, 2015	9,539,983	$39.06	$1,099,816	2.9
Stock appreciation rights exercisable at May 2, 2015	8,330,684	$40.34	$1,056,000	1.9
Stock appreciation rights expected to become exercisable in the future as of May 2, 2015	1,056,983	$30.25	$36,574	9.3

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the thirteen weeks ended ended May 2, 2015 and May 3, 2014, were as follows:

	Executive Officers		All Other Associates
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Grant date market price	$22.46	$38.50	$22.42	$38.63
Exercise price	$22.46	$39.64	$22.42	$38.84
Fair value	$9.11	$14.40	$8.00	$13.58
Assumptions:
Price volatility	49%	50%	49%	50%
Expected term (years)	6.1	4.9	4.4	4.1
Risk-free interest rate	1.5%	1.8%	1.2%	1.4%
Dividend yield	1.7%	1.9%	1.7%	1.9%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of May 2, 2015, there was $11.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 19 months.

The total intrinsic value of stock appreciation rights exercised during the thirteen weeks ended May 3, 2014 was insignificant. No stock appreciation rights were exercised during the thirteen weeks ended May 2, 2015. The grant date fair value of stock appreciation rights that vested during the thirteen weeks ended May 2, 2015 and May 3, 2014 was $3.9 million and $7.2 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirteen weeks ended May 2, 2015:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2015	1,566,272	$37.81	205,420	$32.05	36,374	$40.13
Granted (1)	669,727	20.57	113,331	20.10	113,337	19.04
Adjustments for performance achievement	—	—	(28,250)	36.14	—	—
Vested	(274,231)	47.38	(48,668)	38.24	—	—
Forfeited	(55,265)	38.47	(4,875)	36.21	—	—
Unvested at May 2, 2015	1,906,503	$30.36	236,958	$24.49	149,711	$24.16

(1)	Includes 226,668 shares at 100% of their target vesting amount related to grants of restricted stock units with performance vesting conditions.

The fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining the fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. However, for market-based restricted stock units, the fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For any award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria.

Service-based restricted stock units are expensed on a straight-line basis over the total requisite service period, net of forfeitures. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis, net of forfeitures. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures.

As of May 2, 2015, there was $36.8 million, $4.6 million and $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months, 16 months and 16 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the thirteen weeks ended May 2, 2015 and May 3, 2014 follows:

	May 2, 2015	May 3, 2014
Service-based restricted stock units:
Total grant date fair value of awards granted	$13,776	$14,939
Total grant date fair value of awards vested	12,993	14,302

Performance-based restricted stock units:
Total grant date fair value of awards granted	$2,278	$4,470
Total grant date fair value of awards vested	1,861	515

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,158	$3,577
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units used in the Monte Carlo simulation during the thirteen weeks ended May 2, 2015 and May 3, 2014 were as follows:

	May 2, 2015	May 3, 2014
Grant date market price	$22.46	$38.50
Fair value	$19.04	$46.86
Assumptions:
Price volatility	45%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.9%	0.8%
Dividend yield	3.5%	2.1%
Average volatility of peer companies	34.0%	37.3%
Average correlation coefficient of peer companies	0.3288	0.3786

4. INVENTORIES, NET

Inventories, net consisted of:

(in thousands)	May 2, 2015	January 31, 2015
Inventories	$496,519	$484,865
Less: lower of cost or market reserve	(40,295)	(12,707)
Less: shrink reserve	(15,219)	(11,364)
Inventories, net	$441,005	$460,794

Inventories are valued at the lower of cost or market on a weighted-average cost basis. The Company writes down inventory through a lower of cost or market adjustment, the impact of which is reflected in Cost of Goods Sold on the Condensed Consolidated Statements of Operations and Comprehensive Loss. This adjustment is based on management's judgment regarding future demand and market conditions and analysis of historical experience. As of May 2, 2015, the lower of cost or market reserve included a write-down of the carrying value of certain inventory to its estimated net realizable value as the Company elected to accelerate the disposition of certain aged merchandise that does not support the Company's prospective brand positioning strategy.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of May 2, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$23,683	$—	$—	$23,683
Derivative financial instruments	—	4,838	—	4,838
Total assets measured at fair value	$23,683	$4,838	$—	$28,521
LIABILITIES:
Derivative financial instruments	—	274	—	274
Total liabilities measured at fair value	$—	$274	$—	$274

	Assets and Liabilities at Fair Value as of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$122,047	$—	$—	$122,047
Derivative financial instruments	—	10,293	—	10,293
Total assets measured at fair value	$122,047	$10,293	$—	$132,340
LIABILITIES:
Derivative financial instruments	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under the Company's credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount of gross borrowings outstanding under the Company's term loan facility was $298.5 million and $299.3 million as of May 2, 2015 and January 31, 2015, respectively. The fair value of such borrowings was $292.5 million and $295.1 million as of May 2, 2015 and January 31, 2015, respectively. No borrowings were outstanding under the Company's senior secured revolving credit facility as of May 2, 2015 and January 31, 2015, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	May 2, 2015	January 31, 2015
Property and equipment, at cost	$2,786,956	$2,797,250
Less: accumulated depreciation and amortization	(1,837,369)	(1,830,249)
Property and equipment, net	$949,587	$967,001

Long-lived assets, primarily comprised of property and equipment, are tested periodically for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and projected cash flows.

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

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net, and a corresponding financing obligation in Leasehold Financing Obligations, on the Condensed Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $39.6 million and $40.1 million of construction project assets in Property and Equipment, Net at May 2, 2015 and January 31, 2015, respectively.

7. INCOME TAXES

The Company's quarterly tax provision, and the quarterly estimate of the annual effective tax rate, is subject to significant variation due to several factors, including variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, foreign currency gains (losses), changes in law, regulations, and administrative practices, relative changes of expenses or losses for which tax benefits are not recognized, and the impact of discrete items. The impact of these items on the effective tax rate will vary depending on the amount of pre-tax income.

The effective tax rates for the thirteen weeks ended May 2, 2015 and May 3, 2014 were 33.3% and 29.3%, respectively.

8. DERIVATIVES

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of 12 months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Income (Loss) ("AOCI"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of May 2, 2015 will be recognized in cost of goods sold over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of May 2, 2015, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated inter-company inventory sales, the resulting settlement of the foreign-currency-denominated inter-company accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$51,775
British Pound	$20,360
Canadian Dollar	$11,438

(1)	Amounts are reported in U.S. Dollar equivalent as of May 2, 2015.

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

As of May 2, 2015, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$14,570
Canadian Dollar	$4,876
British Pound	$3,786

(1)	Amounts are reported in U.S. Dollar equivalent as of May 2, 2015.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of May 2, 2015 and January 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	May 2, 2015	January 31, 2015	Balance Sheet Location	May 2, 2015	January 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,816	$10,283	Other liabilities	$274	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$22	$10	Other liabilities	$—	$—
Total	Other current assets	$4,838	$10,293	Other liabilities	$274	$—

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen weeks ended May 2, 2015 and May 3, 2014 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended
		May 2, 2015	May 3, 2014
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$160	$(688)

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (a)		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings (b)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (c)
Thirteen Weeks Ended
(in thousands)	May 2, 2015	May 3, 2014		May 2, 2015	May 3, 2014		May 2, 2015	May 3, 2014
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$219	$(5,025)	Cost of goods sold	$6,036	$(1,434)	Other operating income, net	$35	$3

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from OCI into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 2, 2015 was as follows:

	Thirteen Weeks Ended May 2, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive income before reclassifications	219	(15)	204
Reclassified from accumulated other comprehensive loss (1)	(6,036)	—	(6,036)
Tax effect on other comprehensive (loss) income	397	—	397
Unrealized loss on derivative financial instruments, net of taxes	(5,420)	(15)	(5,435)
Ending balance at May 2, 2015	$7,680	$(96,695)	$(89,015)

(1)
For the thirteen weeks ended May 2, 2015, the loss was reclassified from Other Comprehensive (Loss) Income to the Cost of Goods Sold line item on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 3, 2014 was as follows:

	Thirteen Weeks Ended May 3, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive (loss) income before reclassifications	(5,025)	14,866	9,841
Reclassified from accumulated other comprehensive loss (2)	1,434	—	1,434
Tax effect on other comprehensive (loss) income	462	—	462
Unrealized (loss) gain on derivative financial instruments, net of taxes	(3,129)	14,866	11,737
Ending balance at May 3, 2014	$(5,295)	$(3,885)	$(9,180)

(2)
For the thirteen weeks ended May 3, 2014, the gain was reclassified from Other Comprehensive (Loss) Income to the Cost of Goods Sold line item on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

10. GILLY HICKS RESTRUCTURING

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014.

As a result of exiting the Gilly Hicks branded stores, approximately $88.8 million of cumulative pre-tax charges have been incurred to date, including a benefit of $1.6 million for the thirteen weeks ended May 2, 2015, primarily related to lease terminations. During the first quarter of Fiscal 2015, the Company's liability related to the Gilly Hicks restructuring decreased from approximately $6.0 million to approximately $3.0 million as a result of the lease termination benefit and cash payments applied against the liability.

11. SEGMENT REPORTING

During the first quarter, the Company substantially completed its transition to a branded organizational structure. In conjunction with the change, the Company determined its brand-based operating segments to be Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands, and Hollister. These operating segments have similar economic characteristics, class of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company's net sales by operating segment for the thirteen weeks ended May 2, 2015 and May 3, 2014.

	Thirteen Weeks Ended
(in thousands)	May 2, 2015	May 3, 2014
Abercrombie	$339,752	$386,278
Hollister	369,670	421,634
Other (1)	—	14,516
Total	$709,422	$822,428

(1) Represents net sales from the Company's Gilly Hicks operations. See Note 10, "GILLY HICKS RESTRUCTURING," for additional information on the Company's exit from Gilly Hicks branded stores.

The following table provides the Company’s net sales by geographic area for the thirteen weeks ended May 2, 2015 and May 3, 2014.

	Thirteen Weeks Ended
(in thousands)	May 2, 2015	May 3, 2014
United States	$448,889	$504,396
Europe	166,084	235,614
Other	94,449	82,418
Total	$709,422	$822,428

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. as of May 2, 2015, and the related condensed consolidated statements of operations and comprehensive loss for the thirteen weeks ended May 2, 2015 and May 3, 2014 and the condensed consolidated statements of cash flows for the thirteen weeks ended May 2, 2015 and May 3, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2015, and the related consolidated statements of operation and comprehensive income, of stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 30, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
June 8, 2015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS SUMMARY

The Company is a specialty retailer that operates stores in North America, Europe, Asia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world. The Company sells casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids and Hollister brands.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2015” represent the 52-week fiscal year that will end on January 30, 2016, and to “Fiscal 2014” represent the 52-week fiscal year that ended January 31, 2015.

During the first quarter of Fiscal 2015, net sales decreased 14% to $709.4 million from $822.4 million for the first quarter of Fiscal 2014. The gross profit rate for the first quarter of Fiscal 2015 was 58.0% compared to 62.2% for the first quarter of Fiscal 2014. Operating loss was $90.2 million for the first quarter of Fiscal 2015 compared to an operating loss of $31.5 million for the first quarter of Fiscal 2014. The Company had a net loss of $63.2 million and a net loss per diluted share of $0.91 for the first quarter of Fiscal 2015 compared to a net loss of $23.7 million and a net loss per diluted share of $0.32 for the first quarter of Fiscal 2014.

Excluding certain items detailed in the GAAP to non-GAAP financial measures reconciliation below, the Company reported an adjusted non-GAAP net loss of $37.2 million and an adjusted non-GAAP net loss per diluted share of $0.53 for the first quarter of Fiscal 2015 compared to an adjusted non-GAAP net loss of $13.0 million and an adjusted non-GAAP net loss per diluted share of $0.17 for the first quarter of Fiscal 2014.

The Company believes that the non-GAAP financial measures presented above, and under "RESULTS OF OPERATIONS," are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods excluding certain items which affect the comparability of our financial information. See "RESULTS OF OPERATIONS," for additional discussion on non-GAAP financial measures.

The table below reconciles the GAAP financial measures to the non-GAAP financial measures for the thirteen weeks ended May 2, 2015 and May 3, 2014.

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands, except per share amounts)	Net Loss	Net Loss per Diluted Share(2)	Net Loss	Net Loss per Diluted Share(2)
GAAP	$(63,246)	$(0.91)	$(23,671)	$(0.32)
Excluded items(1)	26,072	0.38	10,692	0.15
Non-GAAP	$(37,174)	$(0.53)	$(12,979)	$(0.17)

(1)
Excluded items include inventory write-down, asset impairment, accelerated depreciation related to store fixtures, lease termination and store closure costs related to the Company's exit from its two Hollister stores in Australia, charges related to the Company's profit improvement initiative, Gilly Hicks restructuring (benefit) charges and charges related to certain corporate governance matters. See "RESULTS OF OPERATIONS" for additional details.

(2)
Adjusted non-GAAP net loss per diluted share is based on diluted weighted-average shares outstanding of 69.5 million and 74.5 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

As of May 2, 2015, the Company had $383.2 million in cash and equivalents, and $298.5 million in gross borrowings outstanding under its term loan facility. Net cash used for operating activities was $93.8 million for the thirteen weeks ended May 2, 2015. The Company used cash of $29.9 million for capital expenditures and $13.9 million to pay dividends during the thirteen weeks ended May 2, 2015.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

CURRENT TRENDS AND OUTLOOK

The first quarter of Fiscal 2015 proved to be difficult due to a number of factors, both internal and external and, most significantly, because many of the actions we are taking to improve our business are in the early stages of implementation. While it may take time to realize the full impact of these changes, we believe they will reinvigorate our iconic brands and lead to meaningful and lasting improvement.

For Fiscal 2015, our ongoing efforts to turn around the business will be focused on:

•	Putting the customer at the center of everything we do

•	Defining a clear positioning for our brands in a rapidly changing and highly competitive marketplace

•	Delivering a compelling and differentiated product assortment

•	Optimizing our brand reach domestically and internationally

•	Continuing to improve our efficiency, pare under-performing assets, and reduce expense

•	Ensuring we are organized to succeed

For Fiscal 2015, we continue to expect foreign currency exchange rates to be a significant headwind to our results. With regard to comparable sales, we expect to see continued sequential improvement into the second quarter and the back half of the year.

We continue to expect the gross margin rate to be impacted by average unit cost reductions, offset by adverse foreign currency effects.

With regard to operating expense for Fiscal 2015, the Company expects to see the benefit of additional expense savings identified during the first quarter.

Excluded from our operating expense outlook are potential impairment and store closing charges and other potential business transformation and restructuring charges.

Over time, we expect the Company's sustainable income tax rate to return to the mid to upper 30s, as profitability recovers within the jurisdictions in which we operate. However, for Fiscal 2015, the tax rate is expected to be elevated and remains highly sensitive to the earnings mix by jurisdiction, particularly at lower levels of profitability.

In addition, we are continuing to project weighted average share count of approximately 70 million shares, excluding the effect of potential share buybacks.

For the remainder of Fiscal 2015 we plan to open 17 full-price stores in the key international growth markets of China, Japan and the Middle East and five full price stores in North America. We also plan to open 9 new outlet stores in the U.S. In addition, we expect to close approximately 60 stores in the U.S. during Fiscal 2015 through natural lease expirations.

With regard to capital allocation, we are targeting Fiscal 2015 capital expenditures of approximately $150 million, which are prioritized towards new stores and store updates as well as direct-to-consumer ("DTC") and IT investments to support our growth initiatives.

RESULTS OF OPERATIONS

NON-GAAP RESULTS

The Company's reported results are presented in accordance with GAAP. The reported cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating loss, tax benefit, net loss and net loss per diluted share for the thirteen weeks ended May 2, 2015 and May 3, 2014 reflect certain items affecting the comparability of our financial information. These reported results are also presented on a non-GAAP basis for the periods presented to exclude the impact of these items.

The Company believes that the non-GAAP results are useful to investors as they provide the ability to measure the Company's operating performance and compare it against that of prior periods excluding certain items which affect the comparability of our results. These non-GAAP results should not be used as alternatives to cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating loss, tax benefit, and net loss and net loss per diluted share and are also not intended to be indicators of ongoing operating performance of the Company or to supersede or replace the Company's GAAP reported results.

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, were as follows:

Store activity	Abercrombie (1)	Hollister	Total
U.S. stores
January 31, 2015	361	433	794
New	3	—	3
Closed	(10)	(1)	(11)
May 2, 2015	354	432	786
Gross square feet at May 2, 2015	2,728	2,979	5,707

International stores
January 31, 2015	32	135	167
New	1	2	3
Closed	—	—	—
May 2, 2015	33	137	170
Gross square feet at May 2, 2015	565	1,184	1,749
Total stores	387	569	956
Total gross square feet at May 2, 2015	3,293	4,163	7,456

Store activity	Abercrombie (1)	Hollister	Total
U.S. stores
February 1, 2014	381	458	839
New	—	1	1
Closed	(2)	(3)	(5)
May 3, 2014	379	456	835
Gross square feet at May 3, 2014	2,891	3,145	6,036

International stores
February 1, 2014	24	129	153
New	1	—	1
Closed	—	—	—
May 3, 2014	25	129	154
Gross square feet at May 3, 2014	506	1,134	1,640
Total stores	404	585	989
Total gross square feet at May 3, 2014	3,397	4,279	7,676

(1) Prior period store counts have been restated to combine abercrombie kids carveouts and shared spaces with Abercrombie & Fitch stores into one store. The change reduced total stores by eight stores, nine stores and six stores as of January 31, 2015, May 3, 2014 and February 1, 2014, respectively.

Net Sales

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie	$339,752	(9)%	$386,278	(1)%	$(46,526)	(12)%
Hollister	369,670	(6)%	421,634	(7)%	(51,964)	(12)%
Other(2)	—		14,516		(14,516)	(100)%
Total net sales	$709,422	(8)%	$822,428	(4)%	$(98,490)	(12)%

U.S.	$448,889	(7)%	$504,396	(4)%	$(55,507)	(11)%
International	260,533	(9)%	318,032	(5)%	(57,499)	(18)%
Total net sales	$709,422	(8)%	$822,428	(4)%	$(113,006)	(14)%

(1)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For the purpose of this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

(2)
Represents net sales from the Company's Gilly Hicks operations. See Note 10, "GILLY HICKS RESTRUCTURING," of the Notes to Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," for additional information on the Company's exit from Gilly Hicks branded stores.

Net sales decreased 14% compared to the first quarter of Fiscal 2014. The net sales decrease was largely attributable to an 8% decrease in comparable sales, which contributed $55.2 million to the decrease in net sales. The adverse effect of changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $45.8 million, and five net store closures also contributed to the decrease in net sales.

Cost of Goods Sold

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of goods sold	$297,873	42.0%	$310,769	37.8%
Inventory write-down	(26,861)	(3.8)%	—	—%
Adjusted non-GAAP cost of goods sold	$271,012	38.2%	$310,769	37.8%

Gross profit	$411,549	58.0%	$511,659	62.2%
Inventory write-down	26,861	3.8%	—	—%
Adjusted non-GAAP gross profit	$438,410	61.8%	$511,659	62.2%

Cost of goods sold increased as a percentage of net sales by 420 basis points compared to the first quarter of Fiscal 2014. The increase was primarily due to a charge of $26.9 million to write-down the carrying value of inventory to net realizable value as the Company elected to accelerate the disposition of certain aged merchandise that does not support the Company's prospective brand positioning strategy. The increase was also driven by the adverse effects of foreign currency exchange rates. These adverse effects were partially offset by a decrease in average unit cost. Excluding the inventory write-down charge, adjusted non-GAAP cost of goods sold increased as a percentage of net sales by 40 basis points compared to first quarter of Fiscal 2014.

Stores and Distribution Expense

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$391,638	55.2%	$417,571	50.8%
Accelerated depreciation related to store fixtures	(1,381)	(0.2)%	—	—%
Lease termination and store closure costs related to Australia	(2,598)	(0.4)%	—	—%
Expense related to the Company's profit improvement initiative	(709)	(0.1)%	(764)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$386,950	54.5%	$416,807	50.7%

Stores and distribution expense increased as a percentage of net sales by 440 basis points compared to the first quarter of Fiscal 2014. The increase was primarily due to the deleveraging effect of negative comparable sales, partially offset by incremental savings from the Company's profit improvement initiative and additional expense reduction efforts identified during the quarter. Excluding charges for accelerated depreciation related to store fixtures, lease termination and store closure costs related to the Company's exit from its two Hollister stores in Australia and expense related to the Company's profit improvement initiative, adjusted non-GAAP stores and distribution expense increased as a percent of net sales by 380 basis points compared to the first quarter of Fiscal 2014.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $22.0 million for the thirteen weeks ended May 2, 2015 compared to $21.6 million for the thirteen weeks ended May 3, 2014.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $11.0 million for the thirteen weeks ended May 2, 2015 compared to $13.1 million for the thirteen weeks ended May 3, 2014.

These amounts are included in Stores and Distribution Expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$107,533	15.2%	$123,581	15.0%
Expense related to the Company's profit improvement initiative	(1,770)	(0.2)%	(2,298)	(0.3)%
Charges related to certain corporate governance matters	—	—%	(6,903)	(0.8)%
Adjusted non-GAAP marketing, general and administrative expense	$105,763	14.9%	$114,380	13.9%

Marketing, general and administrative expense increased as a percentage of net sales by 20 basis points compared to the first quarter of Fiscal 2014. The increase was primarily due to the deleveraging effect of negative comparable sales, partially offset by expense reduction efforts identified during the quarter and a benefit of not incurring corporate governance charges in the first quarter of Fiscal 2015. Excluding charges related to the Company's profit improvement initiative and corporate governance, adjusted non-GAAP marketing, general and administrative expense increased as a percent of net sales by 100 basis points.

Restructuring (Benefit) Charge

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Restructuring (benefit) charge	$(1,598)	(0.2)%	$5,633	0.7%

The Company recognized a restructuring benefit in the first quarter of Fiscal 2015 for a true-up of an estimate for lease terminations associated with the restructuring of the Gilly Hicks brand. The first quarter of Fiscal 2014 included charges primarily related to lease terminations associated with the closures of the Gilly Hicks stand-alone stores.

Asset Impairment

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment	$6,133	0.9%	$—	—%

The Company incurred non-cash asset impairment charges in the first quarter of Fiscal 2015 related to a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences, and a fair value adjustment related to the Company-owned aircraft currently held for sale.

Other Operating Income, Net

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$(1,960)	(0.3)%	$(3,620)	(0.4)%

Other operating income, net, included income of approximately $1.1 million related to foreign currency transactions for the first quarter of Fiscal 2015, and income of approximately $3.1 million related to insurance recoveries for the first quarter of Fiscal 2014.

Operating Loss

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(90,197)	(12.7)%	$(31,506)	(3.8)%
Inventory write-down	26,861	3.8%	—	—%
Asset impairment	6,133	0.9%	—	—%
Lease termination and store closures costs related to Australia	2,598	0.4%	—	—%
Expense related to the Company's profit improvement initiative	2,479	0.3%	3,062	0.4%
Accelerated depreciation related to store fixtures	1,381	0.2%	—	—%
Restructuring (benefit) charges	(1,598)	(0.2)%	5,633	0.7%
Charges related to certain corporate governance matters	—	—%	6,903	0.8%
Adjusted non-GAAP operating loss	$(52,343)	(7.4)%	$(15,908)	(1.9)%

Operating loss as a percentage of sales increased by 890 basis points compared to the first quarter of Fiscal 2014. The primary drivers of the increase were the deleveraging effect of negative comparable sales, the $26.9 million inventory write-down and the adverse impact of foreign currency exchange rates.

Interest Expense, Net

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,667	0.8%	$2,960	0.4%
Interest income	(1,028)	(0.1)%	(963)	(0.1)%
Interest expense, net	$4,639	0.7%	$1,997	0.2%

The increase in interest expense was primarily due to a higher principal balance and a higher interest rate on debt outstanding compared to the first quarter of Fiscal 2014.

Tax Benefit

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax benefit	$(31,590)	33.3%	$(9,832)	29.3%
Excluded items(1)	11,782		4,906
Adjusted non-GAAP tax benefit	$(19,808)	34.8%	$(4,926)	27.5%

(1)
Excluded items include inventory write-down, asset impairment, accelerated depreciation related to store fixtures, lease termination and store closure costs related to the Company's exit from its two Hollister stores in Australia, expense related to the Company's profit improvement initiative, Gilly Hicks restructuring (benefit) charges and charges related to certain corporate governance matters.

The Fiscal 2015 effective tax rate increased year-over-year due to the change in the underlying mix and level of earnings and losses by taxing jurisdictions. Changes to the Company's projected profitability or mix of earnings may result in changes to assessments of valuation allowances.

Net Loss and Net Loss per Share

Net loss was $63.2 million for the first quarter of Fiscal 2015 compared to a net loss of $23.7 million for the first quarter of Fiscal 2014. The Company reported net loss per basic and diluted share of $0.91 and $0.32 for the first quarter of Fiscal 2015 and Fiscal 2014, respectively. Excluding certain items, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "BUSINESS SUMMARY," the Company reported adjusted non-GAAP net loss of $37.2 million and $13.0 million and adjusted non-GAAP net loss per basic and diluted share of $0.53 and $0.17 for the first quarter of Fiscal 2015 and Fiscal 2014, respectively.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of May 2, 2015.

Amounts borrowed under the ABL Facility bear interest, at the Company’s option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

As of May 2, 2015, the borrowing base on the ABL Facility was $268.1 million. As of June 4, 2015, the Company had not drawn on the ABL Facility, and had approximately $9.0 million in outstanding letters of credit.

Term Loan Facility

The Company is also party to a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). The Term Loan Facility was issued at a $3 million or 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of May 2, 2015 were as follows:

(in thousands)	May 2, 2015
Borrowings, gross at carrying amount	$298,500
Unamortized discount	(2,679)
Unamortized fees	(3,466)
Borrowings, net	$292,355
Less: short-term portion of borrowings, net of discount and fees of $983	(2,017)
Long-term portion of borrowings, net	$290,338

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of May 2, 2015.

Operating Activities

Net cash used for operating activities was $93.8 million for the thirteen weeks ended May 2, 2015 compared to net cash used for operating activities of $40.1 million for the thirteen weeks ended May 3, 2014. The increase in net cash used for operating activities in first quarter of Fiscal 2015 as compared to the first quarter of Fiscal 2014 was primarily driven by lower sales, including the adverse impact of foreign currency exchange rates, and a greater reduction in inventory in the first quarter of Fiscal 2014.

Investing Activities

Cash outflows for investing activities for the thirteen weeks ended May 2, 2015 and May 3, 2014 were used primarily for the purchase of property and equipment related to new store construction, information technology, and direct-to-consumer capabilities.

Financing Activities

For the thirteen weeks ended May 2, 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $13.9 million. For the thirteen weeks ended May 3, 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $150.0 million, the payment of dividends of $14.7 million and the repayment of borrowings of $3.8 million.

During the thirteen weeks ended May 3, 2014, A&F repurchased approximately 3.8 million shares of A&F’s Common Stock through an accelerated share repurchase agreement at an aggregate cost of $150 million. Repurchases of A&F’s Common Stock were made pursuant to the A&F Board of Directors' authorizations.

As of May 2, 2015, A&F had approximately 9.0 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures and quarterly dividends to stockholders subject to approval by A&F's Board of Directors. The Company has availability under the ABL Facility as a source of additional funding.

The Company plans to open 17 full-price stores in fiscal 2015 in the key growth markets of China, Japan and the Middle East and five full price stores in North America. The Company expects to open nine new outlet stores in the U.S. In addition, the Company anticipates closing approximately 60 stores in the U.S. during the fiscal year through natural lease expirations.

The Company expects total capital expenditures for Fiscal 2015 to be approximately $150 million, which are being prioritized toward new stores and store updates, as well as direct-to-consumer and IT investments to support growth initiatives.

The Company may continue to repurchase shares of its Common Stock and would anticipate funding these cash requirements utilizing free cash flow generated from operations or proceeds from its existing credit facilities.

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's stockholders. Unremitted earnings from foreign subsidiaries, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate. Although the Company has no intent to repatriate cash held in Europe and Asia subsidiaries, the Company has the ability to repatriate current Europe and Asia cash balances without the occurrence of a taxable dividend in the United States parent company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $9.2 million in stand-by letters of credit outstanding as of May 2, 2015. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirteen weeks ended May 2, 2015, there were no material changes in the contractual obligations as of January 31, 2015, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations), and the repayments under the Term Loan Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, "BASIS OF PRESENTATION--RECENT ACCOUNTING PRONOUNCEMENTS" of the Notes to Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We describe our significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2014. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2014. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2014 with the exception of the items below.

The Company has not made any material changes in the accounting methodology used to determine the write-down of inventory to fair value over the past three fiscal years. The Company reduces the inventory valuation when the cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods through a lower of cost or market ("LCM") reserve. The total LCM reserve increased by approximately $27.6 million from January 31, 2015. During the first quarter of Fiscal 2015 the Company elected to accelerate the disposition of certain aged merchandise that does not support the Company's prospective inventory brand strategy. The Company now plans to sell or dispose of this inventory through alternative channels, and as a result incurred a $26.9 million charge to write-down the carrying value of certain inventory to its estimated net realizable value.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2014 filed on March 30, 2014, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2015 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended May 2, 2015 and May 3, 2014 recorded in Interest Expense, Net on the Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in Other Assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $298.5 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR or an alternate base rate plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for the fifty-two weeks ending January 30, 2016 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in Other Current Assets was $4.8 million and $10.3 million as of May 2, 2015 and January 31, 2015, respectively. The fair value of outstanding foreign currency exchange forward contracts included in Other Liabilities was $0.3 million as of May 2, 2015, and insignificant as of January 31, 2015. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $10.2 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2015. Based upon that evaluation, the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 2, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 2, 2015 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company's risk factors as of May 2, 2015 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2014 filed on March 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended May 2, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
February 1, 2015 through February 28, 2015	4,517	$25.73	—	8,964,176
March 1, 2015 through April 4, 2015	113,140	$21.47	—	8,964,176
April 5, 2015 through May 2, 2015	2,074	$22.15	—	8,964,176
Total	119,731	$21.64	—	8,964,176

(1)
All of the 119,731 shares of A&F’s Common Stock purchased during the thirteen weeks ended May 2, 2015 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards which vested.

(2)
No shares were repurchased during the thirteen weeks ended May 2, 2015 pursuant to A&F's publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

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
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014; (ii) Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 8, 2015	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
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
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014; (ii) Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2015 and May 3, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.