Form 10-Q
period 2015-08-01
ABERCROMBIE & FITCH CO /DE/
filed 2015-09-10
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 4, 2015
$.01 Par Value	68,982,160 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NET SALES	$817,756	$890,605	$1,527,178	$1,713,033
Cost of goods sold	307,894	337,649	605,767	648,418
GROSS PROFIT	509,862	552,956	921,411	1,064,615
Stores and distribution expense	389,193	426,301	780,831	843,872
Marketing, general and administrative expense	119,846	111,033	227,379	234,614
Restructuring charge (benefit)	—	419	(1,598)	6,052
Asset impairment	—	—	6,133	—
Other operating income, net	(1,139)	(4,290)	(3,099)	(7,910)
OPERATING INCOME (LOSS)	1,962	19,493	(88,235)	(12,013)
Interest expense, net	4,567	2,020	9,206	4,017
(LOSS) INCOME BEFORE TAXES	(2,605)	17,473	(97,441)	(16,030)
Tax (benefit) expense	(3,217)	4,596	(34,807)	(5,236)
NET INCOME (LOSS)	612	12,877	(62,634)	(10,794)
Less: Net income attributable to noncontrolling interest	1,422	—	1,422	—
NET (LOSS) INCOME ATTRIBUTABLE TO ABERCROMBIE & FITCH CO.	$(810)	$12,877	$(64,056)	$(10,794)

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ABERCROMBIE & FITCH CO.:
BASIC	$(0.01)	$0.18	$(0.92)	$(0.15)
DILUTED	$(0.01)	$0.17	$(0.92)	$(0.15)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	69,713	72,436	69,612	73,459
DILUTED	69,713	73,756	69,612	73,459

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.40	$0.40

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	$(9,856)	$(11,292)	$(9,871)	$3,574
Unrealized (loss) gain on derivative financial instruments, net of tax	(2,916)	5,403	(8,336)	2,274
Other comprehensive (loss) income	(12,772)	(5,889)	(18,207)	5,848
COMPREHENSIVE (LOSS) INCOME	(12,160)	6,988	(80,841)	(4,946)
Less: Comprehensive income attributable to noncontrolling interest	1,422	—	1,422	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ABERCROMBIE & FITCH CO.	$(13,582)	$6,988	$(82,263)	$(4,946)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	August 1, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$408,311	$520,708
Receivables	72,477	52,910
Inventories, net	478,618	460,794
Deferred income taxes, net	40,724	13,986
Other current assets	103,012	116,574
TOTAL CURRENT ASSETS	1,103,142	1,164,972
PROPERTY AND EQUIPMENT, NET	947,053	967,001
OTHER ASSETS	372,006	373,194
TOTAL ASSETS	$2,422,201	$2,505,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$199,412	$141,685
Accrued expenses	299,301	282,736
Short-term portion of deferred lease credits	25,304	26,629
Income taxes payable	3,094	32,804
Short-term portion of borrowings, net	2,017	2,102
TOTAL CURRENT LIABILITIES	529,128	485,956
LONG-TERM LIABILITIES:
Long-term portion of deferred lease credits	98,943	106,393
Long-term portion of borrowings, net	289,834	291,310
Leasehold financing obligations	48,381	50,521
Other liabilities	169,968	181,286
TOTAL LONG-TERM LIABILITIES	607,126	629,510
STOCKHOLDERS’ EQUITY:
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of August 1, 2015 and January 31, 2015	1,033	1,033
Paid-in capital	422,756	434,137
Retained earnings	2,458,325	2,550,673
Accumulated other comprehensive loss, net of tax	(101,787)	(83,580)
Treasury stock, at average cost: 33,700 and 33,948 shares at August 1, 2015 and January 31, 2015, respectively	(1,495,802)	(1,512,562)
TOTAL ABERCROMBIE & FITCH CO. STOCKHOLDERS’ EQUITY	1,284,525	1,389,701
Noncontrolling interest	1,422	—
TOTAL STOCKHOLDERS’ EQUITY	1,285,947	1,389,701
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,422,201	$2,505,167

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
OPERATING ACTIVITIES:
Net loss	$(62,634)	$(10,794)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	108,359	118,762
Asset impairment	6,133	—
Loss on disposal	4,447	2,340
Amortization of deferred lease credits	(14,624)	(21,053)
Benefit from deferred income taxes	(34,745)	(15,027)
Share-based compensation	14,083	11,470
Changes in assets and liabilities:
Inventories	(18,560)	(19,729)
Accounts payable and accrued expenses	47,433	(28,245)
Lessor construction allowances	2,105	2,753
Income taxes	(35,556)	(49,769)
Other assets	(16,529)	(1,540)
Other liabilities	(20,665)	(13,498)
NET CASH USED FOR OPERATING ACTIVITIES	(20,753)	(24,330)
INVESTING ACTIVITIES:
Purchases of property and equipment	(69,121)	(80,853)
Proceeds from sale of property and equipment	11,109	—
NET CASH USED FOR INVESTING ACTIVITIES	(58,012)	(80,853)
FINANCING ACTIVITIES:
Purchase of treasury stock	—	(210,000)
Repayments of borrowings	(1,500)	(7,500)
Proceeds from borrowings	—	60,000
Other financing activities	(1,053)	225
Dividends paid	(27,785)	(29,221)
NET CASH USED FOR FINANCING ACTIVITIES	(30,338)	(186,496)
EFFECT OF EXCHANGE RATES ON CASH	(3,294)	2,303
NET DECREASE IN CASH AND EQUIVALENTS:	(112,397)	(289,376)
Cash and equivalents, beginning of period	520,708	600,116
CASH AND EQUIVALENTS, END OF PERIOD	$408,311	$310,740
SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in accrual for construction in progress	$26,030	$(1,931)
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$7,740	$1,819
Cash paid for income taxes, net of refunds	$41,419	$61,285

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Nature of Business

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of branded apparel and accessories. The Company operates stores in North America, Europe, Asia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that service its brands throughout the world.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows. The Company has a 49% equity interest in Hollister Fashion LLC, a United Arab Emirates joint operation with Majid al Futtaim Fashion L.L.C. ("MAF") which meets the definition of a variable interest entity (“VIE”). The Company has the ability to significantly influence the business and is deemed to be the primary beneficiary of the VIE. Accordingly, the Company has consolidated the operating results, assets and liabilities of the VIE, with MAF's portion of net income presented as net income attributable to noncontrolling interest ("NCI") in the Company's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and the equity owned by MAF presented as NCI in the Condensed Consolidated Balance Sheets. The Company began presenting income attributable to NCI in the second quarter of Fiscal 2015. Income attributable to NCI of $1.4 million for the second quarter of Fiscal 2015 includes $1.1 million related to prior periods' operating results.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2015” and “Fiscal 2014” represent the 52-week fiscal years ending on January 30, 2016 and January 31, 2015, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of August 1, 2015 and for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2014 filed with the SEC on March 30, 2015. The January 31, 2015 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2015.

The thirteen and twenty-six weeks ended August 1, 2015 and August 1, 2014 include the correction of certain errors relating to prior years. The impact of amounts recorded out-of-period resulted in a decrease in income tax benefit of $1.1 million for the thirteen weeks ended August 1, 2015 and an increase in net income attributable to non-controlling interest of $1.1 million and $0.8 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. The impact of amounts recorded out-of-period resulted in a decrease in pre-tax income of $1.4 million for the thirteen weeks ended August 2, 2014, and an increase in pre-tax loss of $2.9 million for the twenty-six weeks ended August 2, 2014. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

The Condensed Consolidated Financial Statements as of August 1, 2015 and for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Condensed Consolidated Financial Statements.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the condensed consolidated financial statements because their report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Contingencies

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

In the second quarter of Fiscal 2015, the Company accrued approximately $15.8 million for certain proposed legal settlement charges.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could affect the Company's financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standard adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This standard amends ASC 835, Interest—Imputation of Interest. The amendment provides guidance on the financial statement presentation of debt issuance costs as a direct reduction of a liability when associated with a liability.
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
		February 4, 2018	The Company is currently evaluating the potential impact of this standard.
ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
This standard amends ASC 718, Compensation—Stock Compensation. The amendment provides guidance on the treatment of share-based payment awards with a specific performance target, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.
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
ASU 2015-11, Simplifying the Measurement of Inventory
This standard amends ASC 330, Inventory. This amendment applies to inventory measured using first-in, first-out (FIFO) or average cost. Under this amendment, inventory should be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		January 29, 2017	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

2. NET (LOSS) INCOME PER SHARE

Net (loss) income per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

Weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Shares of common stock issued	103,300	103,300	103,300	103,300
Treasury shares	(33,587)	(30,864)	(33,688)	(29,841)
Weighted-average — basic shares	69,713	72,436	69,612	73,459
Dilutive effect of share-based compensation awards	—	1,320	—	—
Weighted-average — diluted shares	69,713	73,756	69,612	73,459
Anti-dilutive shares (1)	12,258	5,662	12,258	11,403

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net (loss) income per diluted share because the impact would have been anti-dilutive.

3. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $7.2 million and $14.1 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, and $6.1 million and $11.5 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively. The Company also recognized tax benefits related to share-based compensation of $2.5 million and $4.8 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively, and $2.3 million and $4.3 million for the thirteen and twenty-six weeks ended August 2, 2014, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended August 1, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	328,100	$64.64
Granted	—	—
Exercised	—	—
Forfeited or expired	(19,500)	65.87
Outstanding at August 1, 2015	308,600	$64.56	$—	2.2
Stock options exercisable at August 1, 2015	308,600	$64.56	$—	2.2

The Company did not grant any stock options during the twenty-six weeks ended August 1, 2015 or August 2, 2014. No stock options were exercised during the twenty-six weeks ended August 1, 2015. The intrinsic value of stock options exercised was insignificant during the twenty-six weeks ended August 2, 2014.

As of August 1, 2015, there was no unrecognized compensation cost related to currently outstanding stock options.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended August 1, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	8,953,675	$40.28
Granted	662,258	22.43
Exercised	—	—
Forfeited or expired	(78,225)	43.31
Outstanding at August 1, 2015	9,537,708	$39.02	$—	2.6
Stock appreciation rights exercisable at August 1, 2015	8,345,009	$40.32	$—	1.7
Stock appreciation rights expected to become exercisable in the future as of August 1, 2015	1,044,928	$29.92	$—	9.1

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the twenty-six weeks ended August 1, 2015 and August 2, 2014, were as follows:

	Executive Officers		All Other Associates
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Grant date market price	$22.46	$37.85	$22.39	$38.62
Exercise price	$22.46	$38.44	$22.39	$38.62
Fair value	$9.11	$14.04	$7.99	$13.58
Assumptions:
Price volatility	49%	50%	49%	50%
Expected term (years)	6.1	4.9	4.4	4.1
Risk-free interest rate	1.5%	1.6%	1.2%	1.4%
Dividend yield	1.7%	2.0%	1.7%	1.9%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of August 1, 2015, there was $10.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 18 months.

No stock appreciation rights were exercised during the twenty-six weeks ended August 1, 2015. The total intrinsic value of stock appreciation rights exercised during the twenty-six weeks ended August 2, 2014 was $1.5 million. The grant date fair value of stock appreciation rights that vested during the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $4.2 million and $7.2 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended August 1, 2015:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2015	1,566,272	$37.81	205,420	$32.05	36,374	$40.13
Granted (1)	966,618	20.70	113,331	20.10	113,337	19.04
Adjustments for performance achievement	—	—	(28,250)	36.14	—	—
Vested	(394,804)	42.82	(48,668)	38.24	—	—
Forfeited	(110,900)	36.29	(7,125)	36.21	—	—
Unvested at August 1, 2015	2,027,186	$28.77	234,708	$24.38	149,711	$24.16

(1)	Includes 226,668 shares at 100% of their target vesting amount related to grants of restricted stock units with performance vesting conditions.

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For an award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria.

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

As of August 1, 2015, there was $37.0 million, $2.2 million and $2.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months, 14 months and 15 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the twenty-six weeks ended August 1, 2015 and August 2, 2014 follows:

(in thousands)	August 1, 2015	August 2, 2014
Service-based restricted stock units:
Total grant date fair value of awards granted	$20,009	$19,630
Total grant date fair value of awards vested	16,906	15,841

Performance-based restricted stock units:
Total grant date fair value of awards granted	$2,278	$4,470
Total grant date fair value of awards vested	1,861	515

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,158	$3,576
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units used in the Monte Carlo simulation during the twenty-six weeks ended August 1, 2015 and August 2, 2014 were as follows:

	August 1, 2015	August 2, 2014
Grant date market price	$22.46	$38.50
Fair value	$19.04	$46.86
Assumptions:
Price volatility	45%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.9%	0.8%
Dividend yield	3.5%	2.1%
Average volatility of peer companies	34.0%	37.3%
Average correlation coefficient of peer companies	0.3288	0.3786

4. INVENTORIES, NET

Inventories, net consisted of:

(in thousands)	August 1, 2015	January 31, 2015
Inventories	$519,209	$484,865
Less: lower of cost or market reserve	(25,675)	(12,707)
Less: shrink reserve	(14,916)	(11,364)
Inventories, net	$478,618	$460,794

Inventories are valued at the lower of cost or market on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of goods sold on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. This adjustment is based on management's judgment regarding future demand and market conditions, composition and the aging of the inventory, and analysis of historical experience.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of August 1, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$56,459	$—	$—	$56,459
Derivative financial instruments	—	4,099	—	4,099
Total assets measured at fair value	$56,459	$4,099	$—	$60,558
LIABILITIES:
Derivative financial instruments	—	676	—	676
Total liabilities measured at fair value	$—	$676	$—	$676

	Assets and Liabilities at Fair Value as of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
ASSETS:
Money market funds	$122,047	$—	$—	$122,047
Derivative financial instruments	—	10,293	—	10,293
Total assets measured at fair value	$122,047	$10,293	$—	$132,340
LIABILITIES:
Derivative financial instruments	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

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

The carrying amount and fair value of the Company's term loan facility were as follows:

(in thousands)	August 1, 2015	January 31, 2015
Gross borrowings outstanding, carrying amount	$297,750	$299,250
Gross borrowings outstanding, fair value	292,539	295,135

No borrowings were outstanding under the Company's senior secured revolving credit facility as of August 1, 2015 and January 31, 2015, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	August 1, 2015	January 31, 2015
Property and equipment, at cost	$2,802,562	$2,797,250
Less: accumulated depreciation and amortization	(1,855,509)	(1,830,249)
Property and equipment, net	$947,053	$967,001

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

In certain lease arrangements, the Company is involved in the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in Property and Equipment, Net, and a corresponding financing obligation in Leasehold Financing Obligations, on the Condensed Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $38.5 million and $40.1 million of construction project assets in Property and Equipment, Net at August 1, 2015 and January 31, 2015, respectively.

7. INCOME TAXES

The Company's quarterly tax provision, and the quarterly estimate of the annual effective tax rate, is subject to significant variation due to several factors, including variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, foreign currency gains (losses), changes in law, regulations, and administrative practices, relative changes of expenses or losses for which tax benefits are not recognized, and the impact of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax income (loss).

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 were 123.4% and 35.7%, respectively. The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 were 26.3% and 32.7%.

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

Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in Accumulated Other Comprehensive Loss ("AOCL"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of August 1, 2015 will be recognized in cost of goods sold over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of August 1, 2015, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$98,666
British Pound	$22,590
Canadian Dollar	$13,502

(1)	Amounts are reported in U.S. Dollar equivalent as of August 1, 2015.

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

As of August 1, 2015, the Company had no outstanding foreign currency forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of August 1, 2015 and January 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Balance Sheet Location	August 1, 2015	January 31, 2015	Balance Sheet Location	August 1, 2015	January 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,099	$10,283	Other liabilities	$676	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$10	Other liabilities	$—	$—
Total	Other current assets	$4,099	$10,293	Other liabilities	$676	$—

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivatives.

The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$264	$459	$424	$(229)

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (a)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (b)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (c)
	Thirteen Weeks Ended
(in thousands)	August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$2,167	$3,888	Cost of goods sold	$4,839	$(1,922)	Other operating income, net	$204	$167

	Twenty-Six Weeks Ended
(in thousands)	August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$2,386	$(1,136)	Cost of goods sold	$10,875	$(3,355)	Other operating income, net	$239	$170

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended August 1, 2015 was as follows:

	Thirteen Weeks Ended August 1, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at May 2, 2015	$7,680	$(96,695)	$(89,015)
Other comprehensive (loss) income before reclassifications	2,167	(9,856)	(7,689)
Reclassified from accumulated other comprehensive loss (1)	(4,839)	—	(4,839)
Tax effect on other comprehensive (loss) income	(244)	—	(244)
Unrealized loss on derivative financial instruments, net of taxes	(2,916)	(9,856)	(12,772)
Ending balance at August 1, 2015	$4,764	$(106,551)	$(101,787)

	Twenty-Six Weeks Ended August 1, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive (loss) income before reclassifications	2,386	(9,871)	(7,485)
Reclassified from accumulated other comprehensive loss (1)	(10,875)	—	(10,875)
Tax effect on other comprehensive (loss) income	153	—	153
Unrealized loss on derivative financial instruments, net of taxes	(8,336)	(9,871)	(18,207)
Ending balance at August 1, 2015	$4,764	$(106,551)	$(101,787)

(1)
For the thirteen and twenty-six weeks ended August 1, 2015, a loss was reclassified from other comprehensive (loss) income to the cost of goods sold line item on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended August 2, 2014 was as follows:

	Thirteen Weeks Ended August 2, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at May 3, 2014	$(5,295)	$(3,885)	$(9,180)
Other comprehensive (loss) income before reclassifications	3,888	(11,292)	(7,404)
Reclassified from accumulated other comprehensive loss (2)	1,922	—	1,922
Tax effect on other comprehensive (loss) income	(407)	—	(407)
Unrealized gain (loss) on derivative financial instruments, net of taxes	5,403	(11,292)	(5,889)
Ending balance at August 2, 2014	$108	$(15,177)	$(15,069)

	Twenty-Six Weeks Ended August 2, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive (loss) income before reclassifications	(1,136)	3,574	2,438
Reclassified from accumulated other comprehensive loss (2)	3,355	—	3,355
Tax effect on other comprehensive (loss) income	55	—	55
Unrealized gain on derivative financial instruments, net of taxes	2,274	3,574	5,848
Ending balance at August 2, 2014	$108	$(15,177)	$(15,069)

(2)
For the thirteen and twenty-six weeks ended August 2, 2014, the gain was reclassified from other comprehensive (loss) income to the cost of goods sold line item on the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

10. GILLY HICKS RESTRUCTURING

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. As a result of exiting the Gilly Hicks branded stores, approximately $88.3 million of cumulative pre-tax charges have been incurred to date, including a benefit of $1.6 million for the twenty-six weeks ended August 1, 2015, primarily related to better than expected lease exit terms. During Fiscal 2015, the Company's liability related to the Gilly Hicks restructuring decreased from approximately $6.0 million to approximately $2.9 million as of August 1, 2015 as a result of lease termination benefits and cash payments applied against the liability.

11. SEGMENT REPORTING

During the first quarter of Fiscal 2015, the Company substantially completed its transition to a branded organizational structure. In conjunction with the change, the Company determined its brand-based operating segments to be Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands, and Hollister. These operating segments have similar economic characteristics, class of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company's net sales by operating segment for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Abercrombie	$380,615	$420,506	$720,367	$806,785
Hollister	437,141	464,579	806,727	886,212
Other (1)	—	5,520	84	20,036
Total	$817,756	$890,605	$1,527,178	$1,713,033

(1)	Represents net sales from the Company's Gilly Hicks operations. See Note 10, "GILLY HICKS RESTRUCTURING," for additional information on the Company's exit from Gilly Hicks branded stores.

The following table provides the Company’s net sales by geographic area for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
United States	$514,526	$546,245	$963,415	$1,050,641
Europe	200,150	248,396	366,234	484,010
Other	103,080	95,964	197,529	178,382
Total	$817,756	$890,605	$1,527,178	$1,713,033

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. as of August 1, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014 and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2015 and August 2, 2014. These interim financial statements are the responsibility of the Company’s management.

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
September 10, 2015

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

For the second quarter of Fiscal 2015, net sales decreased 8% to $817.8 million from $890.6 million for the second quarter of Fiscal 2014. The gross profit rate for the second quarter of Fiscal 2015 was 62.3% compared to 62.1% for the second quarter of Fiscal 2014. Operating income was $2.0 million for the second quarter of Fiscal 2015 compared to $19.5 million for the second quarter of Fiscal 2014. Net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $0.8 million and $0.01, respectively, for the second quarter of Fiscal 2015, compared to net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $12.9 million and $0.17, respectively, for the second quarter of Fiscal 2014.
For the Fiscal 2015 year-to-date period, net sales decreased 11% to $1.527 billion from $1.713 billion for the comparable period of Fiscal 2014. The gross profit rate for the Fiscal 2015 year-to-date period was 60.3% compared to 62.1% for the comparable period of Fiscal 2014. Operating loss was $88.2 million for the Fiscal 2015 year-to-date period compared to an operating loss of $12.0 million for the comparable period of Fiscal 2014. Net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $64.1 million and $0.92, respectively, for the Fiscal 2015 year-to-date period, compared to net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. of $10.8 million and $0.15, respectively, for the comparable period of Fiscal 2014.
Excluding certain items for the second quarter of Fiscal 2015, adjusted non-GAAP gross profit rate was 62.0%, operating income was $16.5 million and net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $8.6 million and $0.12 million, respectively, compared to adjusted non-GAAP gross profit rate of 62.1%, operating income of $21.9 million, and net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $14.1 million and $0.19, respectively, for the second quarter of Fiscal 2014. Excluding certain items for the year-to-date period of Fiscal 2015, adjusted non-GAAP gross profit rate was 61.9%, operating loss was $35.6 million and net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $28.6 million and $0.41, respectively, for the year-to-date period of Fiscal 2015, compared to adjusted non-GAAP gross profit rate of 62.1, operating income of $6.0 million and net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. of $28.6 million and $0.41, respectively, for the year-to-date period of Fiscal 2014.
The Company believes that non-GAAP financial measures presented above, and under "RESULTS OF OPERATIONS," are useful to investors as they provide the ability to measure the Company’s operating performance and compare it against that of prior periods excluding certain items which affect the comparability of our financial information. See "RESULTS OF OPERATIONS," for additional discussion on non-GAAP financial measures. A reconciliation of GAAP financial measures to non-GAAP financial measures is included in the table below.

The table below reconcile GAAP financial measures to non-GAAP financial measures for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.

	August 1, 2015
(in thousands, except per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit	$509,862	$(2,621)	$507,241
Operating income	1,962	14,526	16,488
Net (loss) income attributable to Abercrombie & Fitch Co.	(810)	9,407	8,597
Net (loss) income per diluted share attributable to Abercrombie & Fitch Co.	$(0.01)	$0.13	$0.12

Twenty-Six Weeks Ended
Gross profit	$921,411	$24,240	$945,651
Operating (loss) income	(88,235)	52,380	(35,855)
Net (loss) income attributable to Abercrombie & Fitch Co.	(64,056)	35,479	(28,577)
Net (loss) income per diluted share attributable to Abercrombie & Fitch Co.	$(0.92)	$0.51	$(0.41)

	August 2, 2014
(in thousands, except per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit	$552,956	$—	$552,956
Operating income	19,493	2,383	21,876
Net income attributable to Abercrombie & Fitch Co.	12,877	1,185	14,062
Net income per diluted share attributable to Abercrombie & Fitch Co.	$0.17	$0.02	$0.19

Twenty-Six Weeks Ended
Gross profit	$1,064,615	$—	$1,064,615
Operating (loss) income	(12,013)	17,981	5,968
Net (loss) income attributable to Abercrombie & Fitch Co.	(10,794)	11,877	1,083
Net (loss) income per diluted share attributable to Abercrombie & Fitch Co.	$(0.15)	$0.16	$0.01

(1)	Refer to "RESULTS OF OPERATIONS" for details on excluded items.

As of August 1, 2015, the Company had $408.3 million in cash and equivalents, and $297.8 million in gross borrowings outstanding under its term loan facility. Net cash used for operating activities was $20.8 million for the twenty-six weeks ended August 1, 2015. The Company also used cash of $69.1 million for capital expenditures and $27.8 million to pay dividends during the twenty-six weeks ended August 1, 2015.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

CURRENT TRENDS AND OUTLOOK

The Company's second quarter Fiscal 2015 results reflect sequential improvement in the comparable sales trend, stabilized gross margins and continued operating expense reductions. Many of the initiatives we are undertaking to improve our business are still in their early stages, and while it will take some time to realize the full impact of these changes, we expect further improvement in our performance as we move forward.

Our ongoing efforts to turn around the business will be focused on:

•	putting the customer at the center of everything we do;

•	defining a clear position for our brands;

•	delivering a compelling and differentiated assortment;

•	optimizing our brand reach domestically and internationally and optimizing our performance in each channel;

•	continuing to improve our efficiency and reduce expense; and,

•	ensuring we are organized to succeed.

With regard to our outlook for the second half of Fiscal 2015 we expect:

•	continued headwind from foreign currency exchange rates;

•	further comparable sales trend improvements skewed towards the fourth quarter;

•	gross margin rate to be approximately flat compared to last year, but up on a constant currency basis;

•
operating expense dollars to be approximately flat compared to last year after absorbing the effect of restoration of incentive compensation provisions, which will skew towards the third quarter, but excluding effects from changes in comparable sales; and,

•	a weighted average diluted share count of approximately 70 million shares excluding the effect of potential share buybacks.

Over time, we expect the tax rate will return to the mid-to-upper 30s; however, the tax rate may be elevated as it remains highly sensitive to earnings mix, particularly at lower levels of pre-tax income (loss).

Excluded from our outlook for the rest of the year are potential charges related to impairment and store closings and other potential charges related to our strategic initiatives. We also continue to target capital expenditures for the full year of approximately $150 million.

With regard to real estate plans for the full year, we plan to open 15 full-price stores in the key international growth markets of China, Japan and the Middle East and 6 full-price stores in North America. We also plan to open 10 new outlet stores in the U.S. In addition, we continue to expect to close approximately 60 stores in the U.S. during 2015 through natural lease expirations.

RESULTS OF OPERATIONS

REPORTING AND USE OF GAAP AND NON-GAAP MEASURES

The Company's reported results are presented in accordance with GAAP. The reported cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating income (loss), tax expense (benefit), net income (loss) and net income (loss) per diluted share attributable to Abercrombie & Fitch Co. for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 reflect certain items affecting the comparability of our financial information. This financial information is also presented on a non-GAAP basis for the periods presented to exclude the impact of these items.

The Company believes that non-GAAP measures are useful to investors as they provide the ability to assess the Company's operating performance and compare it against that of prior periods excluding certain items which affect the comparability of our financial information. These non-GAAP measures should not be used as alternatives to cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating income (loss), tax expense (benefit), and net income (loss) and net income (loss) per diluted share attributable to Abercrombie & Fitch Co. and are also not intended to be indicators of ongoing operating performance of the Company or to supersede or replace the Company's GAAP reported results.

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, were as follows:

Store activity	Abercrombie(1)	Hollister(2)	Total
U.S. stores
May 2, 2015	354	432	786
New	1	—	1
Closed	(1)	(3)	(4)
August 1, 2015	354	429	783
Gross square feet at August 1, 2015 (in thousands)	2,728	2,955	5,683

International stores
May 2, 2015	33	137	170
New	1	2	3
Closed	—	(2)	(2)
August 1, 2015	34	137	171
Gross square feet at August 1, 2015 (in thousands)	571	1,182	1,753
Total stores	388	566	954
Total gross square feet at August 1, 2015 (in thousands)	3,299	4,137	7,436

Store activity	Abercrombie(1)	Hollister	Total
U.S. stores
May 3, 2014	379	456	835
New	1	—	1
Closed	(3)	(2)	(5)
August 2, 2014	377	454	831
Gross square feet at August 2, 2014 (in thousands)	2,885	3,133	6,018

International stores
May 3, 2014	25	129	154
New	2	2	4
Closed	—	—	—
August 2, 2014	27	131	158
Gross square feet at August 2, 2014 (in thousands)	519	1,146	1,665
Total stores	404	585	989
Total gross square feet at August 2, 2014 (in thousands)	3,404	4,279	7,683

(1)
Includes Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine abercrombie kids carveouts with Abercrombie & Fitch stores into one store. The change reduced total stores by eight stores as of May 3, 2014 and August 2, 2014.

(2)	Excludes franchises.

Store count and gross square footage by brand for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, were as follows:

Store activity	Abercrombie(1)	Hollister(2)	Total
U.S. stores
January 31, 2015	361	433	794
New	4	—	4
Closed	(11)	(4)	(15)
August 1, 2015	354	429	783
Gross square feet at August 1, 2015 (in thousands)	2,728	2,955	5,683

International stores
January 31, 2015	32	135	167
New	2	4	6
Closed	—	(2)	(2)
August 1, 2015	34	137	171
Gross square feet at August 1, 2015 (in thousands)	571	1,182	1,753
Total stores	388	566	954
Total gross square feet at August 1, 2015 (in thousands)	3,299	4,137	7,436

Store activity	Abercrombie(1)	Hollister	Total
U.S. stores
February 1, 2014	381	458	839
New	1	1	2
Closed	(5)	(5)	(10)
August 2, 2014	377	454	831
Gross square feet at August 2, 2014 (in thousands)	2,878	3,132	6,010

International stores
February 1, 2014	24	129	153
New	3	2	5
Closed	—	—	—
August 2, 2014	27	131	158
Gross square feet at August 2, 2014 (in thousands)	519	1,146	1,665
Total stores	404	585	989
Total gross square feet at August 2, 2014 (in thousands)	3,397	4,278	7,675

(1)
Includes Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine abercrombie kids carveouts with Abercrombie & Fitch stores into one store. The change reduced total stores by eight stores as of January 31, 2015 and August 2, 2015, and by six stores as of February 1, 2014.

(2)	Excludes franchises.

Net Sales

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$380,615	(7)%	$420,506	(1)%	$(39,891)	(9)%
Hollister	437,141	(1)%	464,579	(10)%	(27,438)	(6)%
Other(3)	—		5,520		(5,520)	(100)%
Total net sales	$817,756	(4)%	$890,605	(7)%	$(72,849)	(8)%

U.S.	$514,526	(4)%	$546,245	(5)%	$(31,719)	(6)%
International	303,230	(4)%	344,360	(9)%	(41,130)	(12)%
Total net sales	$817,756	(4)%	$890,605	(7)%	$(72,849)	(8)%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$720,367	(8)%	$806,785	(1)%	$(86,418)	(11)%
Hollister	806,727	(4)%	886,212	(9)%	(79,485)	(9)%
Other(3)	84		20,036		(19,952)	(100)%
Total net sales	$1,527,178	(6)%	$1,713,033	(6)%	$(185,855)	(11)%

U.S.	$963,415	(6)%	$1,050,641	(5)%	$(87,226)	(8)%
International	563,763	(6)%	662,392	(7)%	(98,629)	(15)%
Total net sales	$1,527,178	(6)%	$1,713,033	(6)%	$(185,855)	(11)%

(1)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For the purpose of this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

(3)
Represents net sales from the Company's Gilly Hicks operations. See Note 10, "GILLY HICKS RESTRUCTURING," of the Notes to Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," for additional information on the Company's exit from Gilly Hicks branded stores.

Net sales for the second quarter of Fiscal 2015 decreased 8% compared to the second quarter of Fiscal 2014. The decrease in net sales was largely attributable to the adverse effect of changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $45 million and a 4% decrease in comparable sales, partially offset by the net impact of store openings, closings and remodels.

Net sales for the year-to-date period of Fiscal 2015 decreased 11% compared to the year-to-date period of Fiscal 2014. The decrease in net sales was largely attributable to the adverse effect of changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $91 million, a 6% decrease in comparable sales, and the net impact of store openings, closings and remodels.

Cost of Goods Sold

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of goods sold	$307,894	37.7%	$337,649	37.9%
Recovery on inventory write-down(1)	2,621	0.3%	—	—%
Adjusted non-GAAP cost of goods sold	$310,515	38.0%	$337,649	37.9%

Gross profit	$509,862	62.3%	$552,956	62.1%
Recovery on inventory write-down(1)	(2,621)	(0.3)%	—	—%
Adjusted non-GAAP gross profit	$507,241	62.0%	$552,956	62.1%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of goods sold	$605,767	39.7%	$648,418	37.9%
Inventory write-down(1)	(24,240)	(1.6)%	—	—%
Adjusted non-GAAP cost of goods sold	$581,527	38.1%	$648,418	37.9%

Gross profit	$921,411	60.3%	$1,064,615	62.1%
Inventory write-down(1)	24,240	1.6%	—	—%
Adjusted non-GAAP gross profit	$945,651	61.9%	$1,064,615	62.1%

(1)
In the first quarter of fiscal 2015 the Company recognized a $26.9 million charge to write-down the carrying value of inventory to net realizable value as the Company elected to accelerate the disposition of certain aged merchandise that no longer supported the Company's brand positioning strategy.

Cost of goods sold as a percentage of net sales decreased by 20 basis points for the second quarter of Fiscal 2015 compared to the second quarter of Fiscal 2014. A decrease in average unit cost was partially offset by the adverse effects of foreign currency exchange rates. Excluding a better than expected recovery on previously written down inventory of $2.6 million, adjusted non-GAAP cost of goods sold as a percentage of net sales increased by 10 basis points compared to second quarter of Fiscal 2014.

Cost of goods sold as a percentage of net sales increased by 180 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to a net charge of $24.2 million to write-down the carrying value of inventory to net realizable value and the adverse effects of foreign currency exchange rates. These adverse effects were partially offset by a decrease in average unit cost. Excluding the inventory write-down item, adjusted non-GAAP cost of goods sold as a percentage of net sales increased by 20 basis points compared to the year-to-date period of Fiscal 2014.

Stores and Distribution Expense

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$389,193	47.6%	$426,301	47.9%
Store fixture disposal(1)	(2,236)	(0.3)%	—	—%
Recovery on store closure costs(2)	842	0.1%	—	—%
Profit improvement initiative(3)	—	—%	(1,245)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$387,799	47.4%	$425,056	47.7%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$780,831	51.1%	$843,872	49.3%
Store fixture disposal(1)	(3,617)	(0.2)%	—	—%
Lease termination and store closure costs(2)	(1,756)	(0.1)%	—	—%
Profit improvement initiative(3)	(709)	—%	(2,009)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$774,749	50.7%	$841,863	49.1%

(1)	Accelerated depreciation and disposal costs related to the discontinued use of certain store fixtures.

(2)	Lease termination and store closure costs (benefit) related to the Company's exit from its two Hollister stores in Australia.

(3)	Costs related to the Company's profit improvement initiative.

Stores and distribution expense as a percentage of net sales decreased by 30 basis points for the second quarter of Fiscal 2015 compared to the second quarter of Fiscal 2014. The decrease was primarily due to expense reduction efforts and the realization of expense savings on lower sales. These savings were partially offset by the deleveraging effect of negative comparable sales. Excluding certain items, as presented above, adjusted non-GAAP stores and distribution expense as a percentage of net sales decreased by 30 basis points compared to the second quarter of Fiscal 2014.

Stores and distribution expense as a percentage of net sales increased by 180 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to the deleveraging effect of negative comparable sales, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP stores and distribution expense as a percent of net sales increased by 160 basis points compared to the year-to-date period of Fiscal 2014.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $25.7 million for the thirteen weeks ended August 1, 2015 compared to $24.0 million for the thirteen weeks ended August 2, 2014 and $47.8 million for the twenty-six weeks ended August 1, 2015 compared to $45.6 million for the twenty-six weeks ended August 2, 2014.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $11.0 million for the thirteen weeks ended August 1, 2015 compared to $14.4 million for the thirteen weeks ended August 2, 2014 and $21.9 million for the twenty-six weeks ended August 1, 2015 compared to $27.6 million for the twenty-six weeks ended August 2, 2014.

These amounts are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$119,846	14.7%	$111,033	12.5%
Legal settlement charges(1)	(15,753)	(1.9)%	—	—%
Profit improvement initiative(2)	—	—%	(719)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$104,093	12.7%	$110,314	12.4%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$227,379	14.9%	$234,614	13.7%
Legal settlement charges(1)	(15,753)	(1.0)%	—	—%
Profit improvement initiative(2)	(1,770)	(0.1)%	(3,017)	(0.2)%
Corporate governance matters(3)	—	—%	(6,903)	(0.4)%
Adjusted non-GAAP marketing, general and administrative expense	$209,856	13.7%	$224,694	13.1%

(1)	Accrued expense for certain proposed legal settlements.

(2)	Costs related to the Company's profit improvement initiative.

(3)	Legal, advisory and other charges related to certain corporate governance matters.

Marketing, general and administrative expense as a percentage of net sales increased by 220 basis points for the second quarter of Fiscal 2015 compared to the second quarter of Fiscal 2014. The increase was primarily due to $15.8 million of legal settlement charges and the deleveraging effect of negative comparable sales, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by 30 basis points.

Marketing, general and administrative expense as a percentage of net sales increased by 120 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to the deleveraging effect of negative comparable sales and $15.8 million for legal settlement charges, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP marketing, general and administrative expense increased as a percent of net sales by 60 basis points.

Restructuring (Benefit) Charge

The Company recognized a restructuring benefit of $1.6 million in the year-to-date period of Fiscal 2015 from a better than expected lease exit terms associated with the restructuring of the Gilly Hicks brand. Restructuring charges associated with the closure of the Gilly Hicks stand-alone stores for the second quarter and year-to-date period of Fiscal 2014 were $0.5 million and $6.1 million, respectively.

Asset Impairment

The Company incurred non-cash asset impairment charges of $6.1 million in the year-to-date period of Fiscal 2015 related to a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences, and a fair value adjustment related to the Company-owned aircraft which was sold in the second quarter of Fiscal 2015.

Other Operating Income, Net

Other operating income, net for the second quarter and year-to-date period of Fiscal 2015 was $1.1 million and $3.0 million, respectively. Other operating income for the second quarter and year-to-date period of Fiscal 2014 was $4.3 million and $7.9 million, respectively, and included income of approximately $3.0 million and $6.1 million related to insurance recoveries for the second quarter and year-to-date period of Fiscal 2014, respectively.

Operating Income (Loss)

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$1,962	0.2%	$19,493	2.2%
Legal settlement charges(1)	15,753	1.9%	—	—%
Recovery on inventory write-down(2)	(2,621)	(0.3)%	—	—%
Store fixture disposal(3)	2,236	0.3%	—	—%
Recovery on store closure costs(4)	(842)	(0.1)%	—	—%
Profit improvement initiative(5)	—	—%	1,964	0.2%
Restructuring charges(6)	—	—%	419	—%
Adjusted non-GAAP operating income	$16,488	2.0%	$21,876	2.5%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(88,235)	(5.8)%	$(12,013)	(0.7)%
Inventory write-down(2)	24,240	1.6%	—	—%
Legal settlement charges(1)	15,753	1.0%	—	—%
Asset impairment(7)	6,133	0.4%	—	—%
Store fixture disposal(3)	3,617	0.2%	—	—%
Profit improvement initiative(5)	2,479	0.2%	5,026	0.3%
Lease termination and store closures costs(4)	1,756	0.1%	—	—%
Restructuring (benefit) charges(6)	(1,598)	(0.1)%	6,052	0.4%
Corporate governance matters(8)	—	—%	6,903	0.4%
Adjusted non-GAAP operating (loss) income	$(35,855)	(2.3)%	$5,968	0.3%

(1)	Accrued expense for certain proposed legal settlements.

(2)
In the first quarter of fiscal 2015 the Company recognized a $26.9 million charge to write-down the carrying value of inventory to net realizable value as the Company elected to accelerate the disposition of certain aged merchandise that does not support the Company's prospective brand positioning strategy.

(3)	Accelerated depreciation and disposal costs related to the discontinued use of certain store fixtures.

(4)	Lease termination and store closure costs related to the Company's exit from its two Hollister stores in Australia.

(5)	Costs related to the Company's profit improvement initiative.

(6)	Charges related to the closure of the Company's 24 stand-alone Gilly Hicks stores.

(7)	Asset impairment charges related to the discontinued use of certain store fixtures.

(8)	Legal, advisory and other charges related to certain corporate governance matters.

Operating income as a percentage of sales decreased by 200 basis points for the second quarter of Fiscal 2015 compared to the second quarter of Fiscal 2014. The primary drivers of the decrease were $15.8 million for legal settlement charges, the deleveraging effect of negative comparable sales and the adverse impact of foreign currency exchange rates, partially offset by expense savings reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP operating income as a percentage of sales decreased by 50 basis points compared to the second quarter of Fiscal 2014.

Operating loss as a percentage of sales increased by 510 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The primary drivers of the increase were the deleveraging effect of negative comparable sales, $24.2 million of net inventory write-downs, the adverse impact of foreign currency exchange rates and $15.8 million of legal settlement charges, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP income (loss) as a percentage of sales decreased 260 basis points compared to the year-to-date period of Fiscal 2014.

Interest Expense, Net

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,657	0.7%	$2,964	0.3%
Interest income	(1,090)	(0.1)%	(944)	(0.1)%
Interest expense, net	$4,567	0.6%	$2,020	0.2%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$11,324	0.7%	$5,923	0.3%
Interest income	(2,118)	(0.1)%	(1,906)	(0.1)%
Interest expense, net	$9,206	0.6%	$4,017	0.2%

The increase in interest expense for the second quarter and year-to-date periods of Fiscal 2015 was primarily due to a higher principal balance and a higher interest rate on debt outstanding compared to the second quarter and year-to-date periods of Fiscal 2014.

Tax (Benefit) Expense

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax (benefit) expense	$(3,217)	123.5%	$4,596	26.3%
Tax effect of excluded items(1)	5,119		1,198
Adjusted non-GAAP tax expense	$1,902	16.0%	$5,794	29.2%

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax benefit	$(34,807)	35.7%	$(5,236)	32.7%
Tax effect of excluded items(1)	16,901		6,104
Adjusted non-GAAP tax (benefit) expense	$(17,906)	39.7%	$868	44.5%

(1)	Refer to "OPERATING INCOME" for details of excluded items.

The Fiscal 2015 quarterly effective tax rate increased year-over-year primarily due to the change in the level of consolidated pretax income. The Fiscal 2015 year-to-date effective tax rate increased year-over-year primarily due to the change in the underlying mix and level of earnings and losses by taxing jurisdictions.

Net (Loss) Income and Net (Loss) Income per Share Attributable to Abercrombie & Fitch Co.

Net loss attributable to Abercrombie & Fitch Co. was $0.8 million for the second quarter of Fiscal 2015 compared to net income attributable to Abercrombie & Fitch Co. of $12.9 million for the second quarter of Fiscal 2014. Net loss per diluted share attributable to Abercrombie & Fitch Co. was $0.01 for the second quarter of Fiscal 2015 compared to net income per diluted share attributable to Abercrombie & Fitch Co. of $0.17 for the second quarter of Fiscal 2014. Excluding certain items, presented in the GAAP to non-GAAP financial measures reconciliation provided under "BUSINESS SUMMARY," adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $8.6 million and $0.12, respectively, for the second quarter of Fiscal 2015 compared to adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $14.1 million and $0.19, respectively, for the second quarter of Fiscal 2014.

Net loss attributable to Abercrombie & Fitch Co. was $64.1 million for the year-to-date period of Fiscal 2015 compared to net loss attributable to Abercrombie & Fitch Co. of $10.8 million for the year-to-date period of Fiscal 2014. Net loss per diluted share was $0.92 and $0.15 for the year-to-date period of Fiscal 2015 and Fiscal 2014, respectively. Excluding certain items, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "BUSINESS SUMMARY," adjusted non-GAAP net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $28.6 million and $0.41, respectively, for the year-to-date period of Fiscal 2015 compared to adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $1.1 million and $0.01, respectively.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of August 1, 2015.

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

As of August 1, 2015, the borrowing base on the ABL Facility was $339.1 million. As of September 1, 2015, the Company had not drawn on the ABL Facility, but had approximately $9.1 million in outstanding stand-by letters of credit under the ABL Facility.

Term Loan Facility

The Company is also party to a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). The Term Loan Facility was issued at a $3 million or 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of August 1, 2015 were as follows:

(in thousands)	August 1, 2015
Borrowings, gross at carrying amount	$297,750
Unamortized discount	(2,571)
Unamortized fees	(3,328)
Borrowings, net	$291,851
Less: short-term portion of borrowings, net of discount and fees of $983	(2,017)
Long-term portion of borrowings, net	$289,834

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of August 1, 2015.

Operating Activities

Net cash used for operating activities was $20.8 million for the twenty-six weeks ended August 1, 2015 compared to net cash used for operating activities of $24.3 million for the twenty-six weeks ended August 2, 2014. The year-over-year change in cash flow associated with operating activities was primarily the result of a change in accounts payable and accrued expenses in connection with the Company's extension of vendor payment terms, partially offset by an increase in net loss, adjusted for non-cash items.

Investing Activities

Cash outflows for investing activities for the twenty-six weeks ended August 1, 2015 and August 2, 2014 were used primarily for the purchase of property and equipment related to new store construction, information technology, and direct-to-consumer capabilities. The twenty-six weeks ended August 1, 2015 also included proceeds from the sale of the Company-owned aircraft.

Financing Activities

For the twenty-six weeks ended August 1, 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $27.8 million. For the twenty-six weeks ended August 2, 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $210.0 million, the payment of dividends of $29.2 million, partially offset by $52.5 million in net proceeds from borrowings.

As of August 1, 2015, A&F had approximately 9.0 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $8.9 million in stand-by letters of credit outstanding as of August 1, 2015. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 1, 2015, there were no material changes in the contractual obligations as of January 31, 2015, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations), and the repayments under the Term Loan Facility.

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

The Company has not made any material changes in the accounting methodology used to determine the write-down of inventory to fair value over the past three fiscal years. The Company reduces the inventory valuation when the cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods through a lower of cost or market ("LCM") reserve. The total LCM reserve increased by approximately $13.0 million from January 31, 2015, primarily related to the Company's decision to accelerate the disposition of certain aged inventory resulting in its write-down to estimated net realizable value.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2014 filed on March 30, 2015, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2015 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

•	direct-to-consumer sales channels are a focus of our growth strategy, and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations;

•	our inability to successfully implement our strategic plans, including our restructuring efforts, could have a negative impact on our growth and profitability;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	we may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and loss of revenues;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions in which most of our stores are located;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	we depend upon independent third parties for the manufacture and delivery of all our merchandise, a disruption of which could result in lost sales and could increase our costs;

•	our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•	we may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business;

•	in a number of our European stores, associates are represented by workers’ councils and unions, whose demands could adversely affect our profitability or operating standards for our brands;

•
our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, are vulnerable to natural disasters, pandemic disease and other unexpected events, any of which could result in an interruption to our business and adversely affect our operating results;

•	our litigation and regulatory compliance exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations;

•	the impact of war or acts of terrorism could have a material adverse effect on our operating results and financial condition;

•	changes in the regulatory or compliance landscape could adversely affect our business and results of operations;

•	our Asset-Based Revolving Credit Agreement and our Term Loan Agreement include restrictive covenants that limit our flexibility in operating our business; and,

•	compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended August 1, 2015 and August 2, 2014 and $1.6 million for each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of August 1, 2015 and January 31, 2015, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $297.8 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for the fifty-two weeks ending January 30, 2016 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in Other Current Assets was $4.1 million and $10.3 million as of August 1, 2015 and January 31, 2015, respectively. The fair value of outstanding foreign currency exchange forward contracts included in Other Liabilities was $0.7 million as of August 1, 2015, and insignificant as of January 31, 2015. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $13.1 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2015. Based upon that evaluation, the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 1, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 1, 2015 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

In the second quarter of Fiscal 2015, the Company accrued approximately $15.8 million for certain proposed legal settlement charges.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of August 1, 2015 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2014 filed on March 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended August 1, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 3, 2015 through May 30, 2015	2,410	$19.44	—	8,964,176
May 31, 2015 through July 4, 2015	8,322	$20.64	—	8,964,176
July 5, 2015 through August 1, 2015	2,662	$21.60	—	8,964,176
Total	13,394	$20.61	—	8,964,176

(1)
All of the 13,394 shares of A&F’s Common Stock purchased during the thirteen weeks ended August 1, 2015 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)
No shares were repurchased during the thirteen weeks ended August 1, 2015 pursuant to A&F's publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Agreement entered into between Abercrombie & Fitch Management Co. and Jonathan E. Ramsden as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed July 9, 2015 (File No. 001-12107).

10.2
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat, Christos E. Angelides and Fran Horowitz as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed July 9, 2015 (File No. 001-12107).

10.3	Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Robert E. Bostrom and Amy L. Zehrer as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co.*
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
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
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Thirteen and Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; (ii) Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 10, 2015	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Agreement entered into between Abercrombie & Fitch Management Co. and Jonathan E. Ramsden as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed July 9, 2015 (File No. 001-12107).

10.2
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat, Christos E. Angelides and Fran Horowitz as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co., dated and filed July 9, 2015 (File No. 001-12107).

10.3	Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Robert E. Bostrom and Amy L. Zehrer as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co.*
15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
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
32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Thirteen and Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; (ii) Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.