Form 10-Q
period 2015-10-31
ABERCROMBIE & FITCH CO /DE/
filed 2015-12-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 3, 2015
$.01 Par Value	67,204,664 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$878,572	$911,453	$2,405,750	$2,624,486
Cost of goods sold	318,785	344,383	924,552	992,801
Gross profit	559,787	567,070	1,481,198	1,631,685
Stores and distribution expense	392,942	413,551	1,173,773	1,257,422
Marketing, general and administrative expense	117,698	104,981	345,077	339,595
Restructuring (benefit) charge	—	—	(1,598)	6,053
Asset impairment	12,076	16,706	18,209	16,706
Other operating income, net	(3,919)	(1,534)	(7,018)	(9,444)
Operating income (loss)	40,990	33,366	(47,245)	21,353
Interest expense, net	4,586	5,572	13,792	9,589
Income (loss) before taxes	36,404	27,794	(61,037)	11,764
Income tax (benefit) expense	(5,881)	9,567	(40,688)	4,331
Net income (loss)	42,285	18,227	(20,349)	7,433
Less: Net income attributable to noncontrolling interests	394	—	1,816	—
Net income (loss) attributable to Abercrombie & Fitch Co.	$41,891	$18,227	$(22,165)	$7,433

Net income (loss) per share attributable to Abercrombie & Fitch Co.
Basic	$0.61	$0.26	$(0.32)	$0.10
Diluted	$0.60	$0.25	$(0.32)	$0.10

Weighted-average shares outstanding
Basic	68,866	70,814	69,363	72,577
Diluted	69,265	72,128	69,363	73,870

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

Other comprehensive loss
Foreign currency translation	$(1,491)	$(39,119)	$(11,362)	$(35,545)
Derivative financial instruments, net of tax	(2,952)	9,071	(11,288)	11,345
Other comprehensive loss	(4,443)	(30,048)	(22,650)	(24,200)
Comprehensive income (loss)	37,842	(11,821)	(42,999)	(16,767)
Less: Comprehensive income attributable to noncontrolling interests	394	—	1,816	—
Comprehensive income (loss) attributable to Abercrombie & Fitch Co.	$37,448	$(11,821)	$(44,815)	$(16,767)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	(unaudited)
	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and equivalents	$405,611	$520,708
Receivables	62,132	52,910
Inventories, net	601,541	460,794
Deferred income taxes, net	34,344	13,986
Other current assets	109,527	116,574
Total current assets	1,213,155	1,164,972
Property and equipment, net	918,926	967,001
Other assets	380,663	373,194
Total assets	$2,512,744	$2,505,167
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$303,992	$141,685
Accrued expenses	309,209	282,736
Short-term portion of deferred lease credits	25,031	26,629
Income taxes payable	4,665	32,804
Short-term portion of borrowings, net	1,513	2,102
Total current liabilities	644,410	485,956
Long-term liabilities:
Long-term portion of deferred lease credits	96,993	106,393
Long-term portion of borrowings, net	288,091	291,310
Leasehold financing obligations	48,370	50,521
Other liabilities	166,002	181,286
Total long-term liabilities	599,456	629,510
Stockholders' equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 31, 2015 and January 31, 2015	1,033	1,033
Paid-in capital	428,651	434,137
Retained earnings	2,485,878	2,550,673
Accumulated other comprehensive loss, net of tax	(106,230)	(83,580)
Treasury stock, at average cost: 36,147 and 33,948 shares at October 31, 2015 and January 31, 2015, respectively	(1,544,168)	(1,512,562)
Total Abercrombie & Fitch Co. stockholders' equity	1,265,164	1,389,701
Noncontrolling interests	3,714	—
Total stockholders' equity	1,268,878	1,389,701
Total liabilities and stockholders' equity	$2,512,744	$2,505,167

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014
Operating activities
Net (loss) income	$(20,349)	$7,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	160,364	174,966
Asset impairment	18,209	16,706
Loss on disposal	6,312	3,580
Amortization of deferred lease credits	(21,482)	(29,525)
Benefit from deferred income taxes	(36,747)	(1,408)
Share-based compensation	21,681	17,396
Changes in assets and liabilities
Inventories, net	(141,725)	(90,485)
Accounts payable and accrued expenses	148,832	3,049
Lessor construction allowances	4,743	11,669
Income taxes	(34,249)	(55,239)
Other assets	(9,268)	(15,739)
Other liabilities	(29,781)	(12,939)
Net cash provided by operating activities	66,540	29,464
Investing activities
Purchases of property and equipment	(105,216)	(132,183)
Proceeds from sale of property and equipment	11,109	—
Other investing activities	9,544	—
Net cash used for investing activities	(84,563)	(132,183)
Financing activities
Purchase of treasury stock	(50,033)	(285,038)
Repayments of borrowings	(2,250)	(195,000)
Proceeds from borrowings	—	357,000
Other financing activities	147	579
Dividends paid	(41,704)	(43,494)
Net cash used for financing activities	(93,840)	(165,953)
Effect of exchange rates on cash	(3,234)	(10,880)
Net decrease in cash and equivalents	(115,097)	(279,552)
Cash and equivalents, beginning of period	520,708	600,116
Cash and equivalents, end of period	$405,611	$320,564
Significant non-cash investing activities
Change in accrual for construction in progress	$22,882	$1,054
Supplemental information
Cash paid for interest	$12,220	$12,554
Cash paid for income taxes, net of refunds	$45,100	$68,357

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Nature of Business

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of branded apparel and accessories. The Company operates stores in North America, Europe, Asia and the Middle East and direct-to-consumer operations in North America, Europe and Asia that serve its customers throughout the world.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. ("MAF"), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF's portion of net income presented as net income attributable to noncontrolling interests ("NCI") in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF's portion of equity presented as NCI in the Condensed Consolidated Balance Sheets. The Company began presenting income attributable to NCI in the second quarter of Fiscal 2015. Income attributable to NCI of $1.8 million for the thirty-nine weeks ended October 31, 2015 included $0.8 million related to Fiscal 2014.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2015” and “Fiscal 2014” represent the 52-week fiscal years ending on January 30, 2016 and January 31, 2015, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of October 31, 2015, and for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2014 filed with the SEC on March 30, 2015. The January 31, 2015 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2015.

Net income attributable to A&F for the thirteen and thirty-nine weeks ended October 31, 2015 included a benefit of $1.2 million and a charge of $0.1 million, respectively, related to the correction of certain errors from prior periods. Net income attributable to A&F for the thirteen and thirty-nine weeks ended November 1, 2014 included a charge of $0.8 million and $2.4 million, respectively, related to the correction of certain errors from prior periods. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

The Condensed Consolidated Financial Statements as of October 31, 2015 and for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014 included herein have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and the report of such firm follows the Notes to Condensed Consolidated Financial Statements.

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
		February 1, 2015	The adoption of this guidance impacted the Company's consolidated financial statements by approximately $0.6M.
ASU 2015-15, Simplifying the Presentation of Debt Issuance Costs
This standard amends ASC 835, Interest—Imputation of Interest. The amendment provides guidance on the financial statement presentation of debt issuance costs associated with line-of-credit arrangements as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
		August 2, 2015	The adoption of this guidance did not have any impact on the Company's consolidated financial statements.
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
		January 29, 2017*	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes	This standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.	January 29, 2017*	The adoption of this standard will result in the reclassification of all current deferred tax assets and liabilities to noncurrent in the Company's consolidated balance sheets.

* Early adoption is permitted.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Shares of common stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(34,434)	(32,486)	(33,937)	(30,723)
Weighted-average — basic shares	68,866	70,814	69,363	72,577
Dilutive effect of share-based compensation awards	399	1,314	—	1,293
Weighted-average — diluted shares	69,265	72,128	69,363	73,870
Anti-dilutive shares (1)	10,205	5,566	12,154	5,621

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive.

During the third quarter of Fiscal 2015, A&F repurchased approximately 2.5 million additional shares of A&F's Common Stock in the open market at a market value of approximately $50 million.

3. FAIR VALUE

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of October 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$79,212	$—	$—	$79,212
Derivative financial instruments	—	1,769	—	1,769
Total assets measured at fair value	$79,212	$1,769	$—	$80,981
Liabilities:
Derivative financial instruments	—	396	—	396
Total liabilities measured at fair value	$—	$396	$—	$396

	Assets and Liabilities at Fair Value as of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$122,047	$—	$—	$122,047
Derivative financial instruments	—	10,293	—	10,293
Total assets measured at fair value	$122,047	$10,293	$—	$132,340
Liabilities:
Derivative financial instruments	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under the Company's credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding using a discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount and fair value of the Company's term loan facility were as follows:

(in thousands)	October 31, 2015	January 31, 2015
Gross borrowings outstanding, carrying amount	$297,000	$299,250
Gross borrowings outstanding, fair value	$289,575	$295,135

No borrowings were outstanding under the Company's senior secured revolving credit facility as of October 31, 2015 or January 31, 2015.

4. INVENTORIES, NET

Inventories, net consisted of:

(in thousands)	October 31, 2015	January 31, 2015
Inventories	$635,967	$484,865
Less: Lower of cost or market reserve	(29,303)	(12,707)
Less: Shrink reserve	(5,123)	(11,364)
Inventories, net	$601,541	$460,794

Inventories are valued at the lower of cost or market on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of goods sold on the Condensed

Consolidated Statements of Operations and Comprehensive Income (Loss). The lower of cost or market reserve is based on an analysis of historical experience, composition and aging of the inventory and management's judgment regarding future demand and market conditions.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	October 31, 2015	January 31, 2015
Property and equipment, at cost	$2,830,013	$2,797,250
Less: Accumulated depreciation and amortization	(1,911,087)	(1,830,249)
Property and equipment, net	$918,926	$967,001

Long-lived assets, primarily comprised of property and equipment, are tested for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and undiscounted projected cash flows.

Fair value of the Company's store-related assets is determined at the individual store level, primarily using a discounted cash flow model that utilizes Level 3 inputs. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, is used to determine the fair value by asset type.

Store-related assets are considered level 3 assets in the fair value hierarchy and the fair values were determined at the individual store level, primarily using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicated an impairment at the store level, the market exit price based on historical experience was used to determine the fair value by asset type.

In the third quarter of 2015, the Company incurred non-cash asset impairment charges of $12.1 million as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Hong Kong. The Company incurred $18.2 million in asset impairment charges for the thirty-nine weeks ended October 31, 2015.

In the third quarter of Fiscal 2014, the Company incurred non-cash asset impairment charges of $16.7 million, as it was determined that the carrying value of certain store-related assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Tokyo, Japan, as well as three other Abercrombie & Fitch stores, five Hollister stores and nine abercrombie kids stores.

In certain lease arrangements, the Company is involved in the construction of a building and is deemed to be the owner of the construction project. In those instances, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value of the pre-existing leased building in property and equipment, net, and a corresponding financing obligation in leasehold financing obligations, on the Condensed Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the amounts remain on the Company's Condensed Consolidated Balance Sheets and the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company had $38.2 million and $40.1 million of construction project assets in property and equipment, net at October 31, 2015 and January 31, 2015, respectively.

6. INCOME TAXES

The Company's quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant variation due to several factors. These include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business such as entering into new businesses or geographies, changes in foreign currency exchange rates, changes in laws, regulations, and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized, and the impact of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax income (loss).

The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 reflect benefits related to a change in the estimated annual effective tax rate and discrete benefits of $9.7 million and $8.6 million, respectively. The discrete benefits include the release of $5.9 million of valuation allowance established on certain net operating losses, as the Company believes it is more likely than not these deferred tax assets will be utilized due to the expectation of future taxable income in the related jurisdiction.

A provision for U.S. income tax has not been recorded on undistributed profits generated through the third quarter of Fiscal 2015 of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. Unremitted earnings from foreign subsidiaries generated after October 31, 2015 are not considered to be invested indefinitely, and the Company plans to recognize deferred U.S. income taxes on these earnings.

7. SHARE-BASED COMPENSATION

The Company issues stock appreciation rights and restricted stock units, including those with service, performance and market vesting conditions. The Company recognized share-based compensation expense of $7.6 million and $21.7 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, and $6.0 million and $17.4 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. The Company also recognized tax benefits related to share-based compensation of $2.6 million and $7.4 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively, and $2.3 million and $6.6 million for the thirteen and thirty-nine weeks ended November 1, 2014, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended October 31, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	328,100	$64.64
Granted	—	—
Exercised	—	—
Forfeited or expired	(34,300)	69.71
Outstanding at October 31, 2015	293,800	$64.05	$—	1.9
Stock options exercisable at October 31, 2015	293,800	$64.05	$—	1.9

The Company did not grant any stock options during the thirty-nine weeks ended October 31, 2015 or November 1, 2014. No stock options were exercised during the thirty-nine weeks ended October 31, 2015. The intrinsic value of stock options exercised was insignificant during the thirty-nine weeks ended November 1, 2014.

As of October 31, 2015, there was no unrecognized compensation cost related to currently outstanding stock options.

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 31, 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	8,953,675	$40.28
Granted	709,758	21.90
Exercised	—	—
Forfeited or expired	(165,150)	39.70
Outstanding at October 31, 2015	9,498,283	$38.92	$—	2.3
Stock appreciation rights exercisable at October 31, 2015	8,326,609	$40.31	$—	1.4
Stock appreciation rights expected to become exercisable in the future as of October 31, 2015	1,039,928	$29.31	$—	8.9

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, were as follows:

	Executive Officers		All Other Associates
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Grant date market price	$22.46	$37.85	$21.99	$38.58
Exercise price	$22.46	$38.44	$21.99	$38.79
Fair value	$9.11	$14.04	$7.84	$13.56
Assumptions:
Price volatility	49%	50%	49%	50%
Expected term (years)	6.1	4.9	4.4	4.1
Risk-free interest rate	1.5%	1.6%	1.3%	1.4%
Dividend yield	1.7%	2.0%	1.7%	1.9%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of October 31, 2015, there was $8.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months.

No stock appreciation rights were exercised during the thirty-nine weeks ended October 31, 2015. The total intrinsic value of stock appreciation rights exercised during the thirty-nine weeks ended November 1, 2014 was $1.5 million. The grant date fair value of stock appreciation rights that vested during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $4.5 million and $7.3 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 31, 2015:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2015	1,566,272	$37.81	205,420	$32.05	36,374	$40.13
Granted (1)	1,060,293	20.49	113,331	20.10	113,337	19.04
Adjustments for performance achievement	—	—	(28,250)	36.14	—	—
Vested	(437,946)	41.00	(48,668)	38.24	—	—
Forfeited	(181,378)	35.62	(30,208)	36.19	(7,000)	28.31
Unvested at October 31, 2015	2,007,241	$28.16	211,625	$23.09	142,711	$23.96

(1)	Includes 226,668 shares granted at 100% of their target vesting amount related to restricted stock units with performance vesting conditions.

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

As of October 31, 2015, there was $31.6 million, $1.9 million and $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months, 14 months and 13 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 follows:

(in thousands)	October 31, 2015	November 1, 2014
Service-based restricted stock units:
Total grant date fair value of awards granted	$21,725	$20,847
Total grant date fair value of awards vested	17,956	16,470

Performance-based restricted stock units:
Total grant date fair value of awards granted	$2,278	$4,470
Total grant date fair value of awards vested	1,861	515

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,158	$3,576
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units used in the Monte Carlo simulation during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 were as follows:

	October 31, 2015	November 1, 2014
Grant date market price	$22.46	$38.50
Fair value	$19.04	$46.86
Assumptions:
Price volatility	45%	50%
Expected term (years)	2.8	2.8
Risk-free interest rate	0.9%	0.8%
Dividend yield	3.5%	2.1%
Average volatility of peer companies	34.0%	37.3%
Average correlation coefficient of peer companies	0.3288	0.3786

8. DERIVATIVES

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

In order to qualify for hedge accounting treatment, a derivative instrument must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been, and is expected to continue to be, effective at offsetting changes in fair value or cash flows is assessed and documented at least quarterly. Any hedge ineffectiveness is reported in current period earnings and hedge accounting is discontinued if it is determined that the derivative instrument is not highly effective.

For derivative instruments that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative instrument are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative instrument is recorded as a component of Other comprehensive income (loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative instrument gain or loss, as well as changes in the fair value of the derivative’s time value is recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in the fair value attributable to changes in spot prices. The changes in the fair value of the derivative instrument related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative instrument gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative instrument gains or losses are immediately recognized in earnings.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss ("AOCL"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of October 31, 2015 will be recognized in cost of goods sold over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of October 31, 2015, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$68,803
British pound	$22,992
Canadian dollar	$11,027

(1)	Amounts are reported in U.S. Dollar equivalent as of October 31, 2015.

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

As of October 31, 2015, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$18,772
Japanese yen	$13,232
British pound	$6,887
Singapore dollar	$6,449
Hong Kong dollar	$1,936

(1)	Amounts are reported in U.S. Dollar equivalent as of October 31, 2015.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	October 31, 2015	January 31, 2015	Location	October 31, 2015	January 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,688	$10,283	Accrued expenses	$305	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$81	$10	Accrued expenses	$91	$—
Total	Other current assets	$1,769	$10,293	Accrued expenses	$396	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$10	$793	$434	$564

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (a)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (b)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (c)
	Thirteen Weeks Ended
(in thousands)	October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$933	$9,265	Cost of goods sold	$2,886	$(856)	Other operating income, net	$58	$78

	Thirty-nine Weeks Ended
(in thousands)	October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$3,318	$8,128	Cost of goods sold	$13,761	$(4,212)	Other operating income, net	$297	$248

(a)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(b)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(c)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 31, 2015 was as follows:

	Thirteen Weeks Ended October 31, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at August 1, 2015	$4,764	$(106,551)	$(101,787)
Other comprehensive income (loss) before reclassifications	(123)	(1,384)	(1,507)
Reclassified from accumulated other comprehensive income (loss) (1)	(2,886)	—	(2,886)
Tax effect on other comprehensive income (loss)	57	(107)	(50)
Other comprehensive loss	(2,952)	(1,491)	(4,443)
Ending balance at October 31, 2015	$1,812	$(108,042)	$(106,230)

	Thirty-nine Weeks Ended October 31, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive income (loss) before reclassifications	2,263	(11,255)	(8,992)
Reclassified from accumulated other comprehensive income (loss) (1)	(13,761)	—	(13,761)
Tax effect on other comprehensive income (loss)	210	(107)	103
Other comprehensive loss	(11,288)	(11,362)	(22,650)
Ending balance at October 31, 2015	$1,812	$(108,042)	$(106,230)

(1)
For the thirteen and thirty-nine weeks ended October 31, 2015, a gain was reclassified from other comprehensive income (loss) to the cost of goods sold line item on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended November 1, 2014 was as follows:

	Thirteen Weeks Ended November 1, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at August 2, 2014	$108	$(15,177)	$(15,069)
Other comprehensive income (loss) before reclassifications	9,265	(39,119)	(29,854)
Reclassified from accumulated other comprehensive income (loss) (2)	856	—	856
Tax effect on other comprehensive income (loss)	(1,050)	—	(1,050)
Other comprehensive income (loss)	9,071	(39,119)	(30,048)
Ending balance at November 1, 2014	$9,179	$(54,296)	$(45,117)

	Thirty-nine Weeks Ended November 1, 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	8,128	(35,545)	(27,417)
Reclassified from accumulated other comprehensive income (loss) (2)	4,212	—	4,212
Tax effect on other comprehensive income (loss)	(995)	—	(995)
Other comprehensive income (loss)	11,345	(35,545)	(24,200)
Ending balance at November 1, 2014	$9,179	$(54,296)	$(45,117)

(2)
For the thirteen and thirty-nine weeks ended November 1, 2014, a loss was reclassified from other comprehensive income (loss) to cost of goods sold on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

10. GILLY HICKS RESTRUCTURING

On November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures as planned by the end of the first quarter of Fiscal 2014. As a result of exiting the Gilly Hicks branded stores, approximately $88.3 million of cumulative pre-tax charges have been incurred to date, including a benefit of $1.6 million for the thirty-nine weeks ended October 31, 2015, primarily related to better than expected lease exit terms. During Fiscal 2015, the Company's liability related to the Gilly Hicks restructuring decreased from approximately $6.0 million to approximately $2.6 million as of October 31, 2015 as a result of lease termination benefits and cash payments applied against the liability.

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

The following table provides the Company's net sales by operating segment for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Abercrombie	$411,259	$439,702	$1,131,626	$1,246,486
Hollister	467,313	468,118	1,274,040	1,354,330
Other (1)	—	3,633	84	23,670
Total	$878,572	$911,453	$2,405,750	$2,624,486

(1)	Represents net sales from the Company's Gilly Hicks operations. See Note 10, "GILLY HICKS RESTRUCTURING," for additional information on the Company's exit from Gilly Hicks branded stores.

The following table provides the Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
United States	$572,736	$594,713	$1,536,151	$1,645,354
Europe	206,538	222,631	572,772	706,641
Other	99,298	94,109	296,827	272,491
Total	$878,572	$911,453	$2,405,750	$2,624,486

12. CONTINGENCIES

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

As of October 31, 2015, the Company had accrued charges of approximately $18 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Abercrombie & Fitch Co.:

We have reviewed the accompanying condensed consolidated balance sheet of Abercrombie & Fitch Co. as of October 31, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2015 and November 1, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2015, and the related consolidated statements of operation and comprehensive income, of stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 30, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
December 7, 2015

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

For the third quarter of Fiscal 2015, net sales decreased 4% to $878.6 million from $911.5 million for the third quarter of Fiscal 2014. The gross profit rate for the third quarter of Fiscal 2015 was 63.7% compared to 62.2% for the third quarter of Fiscal 2014. Operating income was $41.0 million for the third quarter of Fiscal 2015 compared to $33.4 million for the third quarter of Fiscal 2014. Net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $41.9 million and $0.60, respectively, for the third quarter of Fiscal 2015, compared to net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $18.2 million and $0.25, respectively, for the third quarter of Fiscal 2014.
For the Fiscal 2015 year-to-date period, net sales decreased 8% to $2.406 billion from $2.624 billion for the comparable period of Fiscal 2014. The gross profit rate for the Fiscal 2015 year-to-date period was 61.6% compared to 62.2% for the comparable period of Fiscal 2014. Operating loss was $47.2 million for the Fiscal 2015 year-to-date period compared to operating income of $21.4 million for the comparable period of Fiscal 2014. Net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $22.2 million and $0.32, respectively, for the Fiscal 2015 year-to-date period, compared to net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $7.4 million and $0.10, respectively, for the comparable period of Fiscal 2014.
Excluding certain items, adjusted non-GAAP gross profit rate was 63.4%, operating income was $51.1 million and net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $32.9 million and $0.48, respectively, for the third quarter of Fiscal 2015, compared to adjusted non-GAAP gross profit rate of 62.2%, operating income of $53.6 million, and net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $30.4 million and $0.42, respectively, for the third quarter of Fiscal 2014. Excluding certain items, adjusted non-GAAP gross profit rate was 62.5%, operating income was $15.2 million and net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $4.3 million and $0.06, respectively, for the year-to-date period of Fiscal 2015, compared to adjusted non-GAAP gross profit rate of 62.2%, operating income of $59.6 million and net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $31.5 million and $0.43, respectively, for the year-to-date period of Fiscal 2014.
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

The table below reconciles GAAP financial measures to non-GAAP financial measures for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014.

	October 31, 2015
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit rate	63.7%	(0.3)%	63.4%
Operating income	$40,990	$10,086	$51,076
Net income attributable to Abercrombie & Fitch Co.	$41,891	$(8,974)	$32,917
Net income per diluted share attributable to Abercrombie & Fitch Co.	$0.60	$(0.12)	$0.48

Thirty-nine Weeks Ended
Gross profit rate	61.6%	0.9%	62.5%
Operating (loss) income	$(47,245)	$62,466	$15,221
Net (loss) income attributable to Abercrombie & Fitch Co.	$(22,165)	$26,505	$4,340
Net (loss) income per diluted share attributable to Abercrombie & Fitch Co.	$(0.32)	$0.38	$0.06

	November 1, 2014
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit rate	62.2%	—%	62.2%
Operating income	$33,366	$20,268	$53,634
Net income attributable to Abercrombie & Fitch Co.	$18,227	$12,179	$30,406
Net income per diluted share attributable to Abercrombie & Fitch Co.	$0.25	$0.17	$0.42

Thirty-nine Weeks Ended
Gross profit rate	62.2%	—%	62.2%
Operating income	$21,353	$38,249	$59,602
Net income attributable to Abercrombie & Fitch Co.	$7,433	$24,056	$31,489
Net income per diluted share attributable to Abercrombie & Fitch Co.	$0.10	$0.33	$0.43

(1)	Refer to "RESULTS OF OPERATIONS" for details on excluded items.

As of October 31, 2015, the Company had $405.6 million in cash and equivalents, and $297.0 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $66.5 million for the thirty-nine weeks ended October 31, 2015. The Company also used cash of $105.2 million for capital expenditures, $50.0 million to repurchase approximately 2.5 million shares of A&F's Common Stock and $41.7 million to pay dividends during the thirty-nine weeks ended October 31, 2015.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

CURRENT TRENDS AND OUTLOOK

Our third quarter results reflected positive customer response to actions we have been taking on a number of fronts and provided the strongest validation yet that we our initiatives are working. A number of key metrics turned positive during the quarter, including comparable sales for our Hollister brand and across our international business. In addition, our gross margin rate increased year-over-year, as promotional frequency and intensity were moderated, which resulted in meaningful adjusted non-GAAP operating income growth over last year on a constant currency basis. We have continued our efforts to reduce expenses, and we remain intensely focused on continuing to execute against our strategic initiatives.

Our ongoing efforts to improve our business are focused on:

•	Putting the customer at the center of everything we do.

•	Delivering a compelling and differentiated assortment.

•	Optimizing our brand reach domestically and internationally and optimizing our performance in each channel.

•	Defining a clear positioning for our brands.

•	Continuing to improve efficiency and reduce expense.

•	Ensuring we are organized to succeed.

We remain cautious given the mixed signals coming from the retail sector; however, we are confident that the work we are doing is laying the foundation for long-term profitability and growth.

For the fourth quarter of Fiscal 2015, we expect:

•	Comparable sales to be approximately flat.

•	Continued adverse effects from foreign currency exchange rates.

•	Gross margin rate to be approximately flat with last year on a constant currency basis, resulting in a reduction in relation to last year's reported gross margin rate.

•	Operating expense dollars to be approximately flat to last year after absorbing a provision for the restoration of incentive compensation.

•	A weighted average diluted share count of approximately 68 million shares, excluding effects of potential share buybacks.

On a full year basis, we expect the adjusted non-GAAP effective tax rate to be in the mid-to-upper 30s, including discrete benefits relating to the release of a valuation allowance and other discrete tax items recognized through the third quarter. On a go-forward basis, we expect the annual effective tax rate to be in the upper 30s.

We expect capital expenditures of approximately $150 million for the full year.

In addition to the 23 new stores opened year-to-date, we expect to open seven new stores in the fourth quarter, including five international stores and two North American stores. Also, in addition to the 19 stores closed year-to-date, we anticipate closing approximately 40 stores in the U.S. in the fourth quarter through natural lease expirations.

Excluded from our outlook for the remainder of Fiscal 2015 are potential charges related to impairments and store closings and other potential charges related to its restructuring efforts and related tax effects.

RESULTS OF OPERATIONS

REPORTING AND USE OF GAAP AND NON-GAAP MEASURES

The Company's reported results are presented in accordance with GAAP. The reported cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating income (loss), tax (benefit) expense, net income (loss) and net income (loss) per diluted share attributable to Abercrombie & Fitch Co. for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014 reflect certain items affecting the comparability of our financial information. This financial information is also presented on a non-GAAP basis for the periods presented to exclude the impact of these items.

The Company believes that non-GAAP measures are useful to investors as they provide the ability to assess the Company's operating performance and compare it against that of prior periods excluding certain items which affect the comparability of our financial information. These non-GAAP measures should not be used as alternatives to cost of goods sold, stores and distribution expense, marketing, general and administrative expense, operating income (loss), tax (benefit) expense, and net income (loss) and net income (loss) per diluted share attributable to Abercrombie & Fitch Co. and are also not intended to be indicators of ongoing operating performance of the Company or to supersede or replace the Company's GAAP reported results.

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, were as follows:

Store activity	Abercrombie(1)	Hollister(2)	Total
U.S. stores
August 1, 2015	354	429	783
New	7	2	9
Closed	(2)	—	(2)
October 31, 2015	359	431	790
Gross square feet at October 31, 2015 (in thousands)	2,743	2,966	5,709

International stores
August 1, 2015	34	137	171
New	2	2	4
Closed	—	—	—
October 31, 2015	36	139	175
Gross square feet at October 31, 2015 (in thousands)	584	1,185	1,769
Total stores	395	570	965
Total gross square feet at October 31, 2015 (in thousands)	3,327	4,151	7,478

Store activity	Abercrombie(1)	Hollister	Total
U.S. stores
August 2, 2014	377	454	831
New	2	—	2
Closed	(2)	(2)	(4)
November 1, 2014	377	452	829
Gross square feet at November 1, 2014 (in thousands)	2,884	3,119	6,003

International stores
August 2, 2014	27	131	158
New	3	2	5
Closed	—	—	—
November 1, 2014	30	133	163
Gross square feet at November 1, 2014 (in thousands)	550	1,162	1,712
Total stores	407	585	992
Total gross square feet at November 1, 2014 (in thousands)	3,434	4,281	7,715

(1)
Includes Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine abercrombie kids carveouts with Abercrombie & Fitch stores into one store. The change reduced total stores by eight stores as of August 2, 2014 and November 1, 2014.

(2)	Excludes two franchise stores.

Store count and gross square footage by brand for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, were as follows:

Store activity	Abercrombie(1)	Hollister(2)	Total
U.S. stores
January 31, 2015	361	433	794
New	11	2	13
Closed	(13)	(4)	(17)
October 31, 2015	359	431	790
Gross square feet at October 31, 2015 (in thousands)	2,743	2,966	5,709

International stores
January 31, 2015	32	135	167
New	4	6	10
Closed	—	(2)	(2)
October 31, 2015	36	139	175
Gross square feet at October 31, 2015 (in thousands)	584	1,185	1,769
Total stores	395	570	965
Total gross square feet at October 31, 2015 (in thousands)	3,327	4,151	7,478

Store activity	Abercrombie(1)	Hollister	Total
U.S. stores
February 1, 2014	381	458	839
New	3	1	4
Closed	(7)	(7)	(14)
November 1, 2014	377	452	829
Gross square feet at November 1, 2014 (in thousands)	2,884	3,119	6,003

International stores
February 1, 2014	24	129	153
New	6	4	10
Closed	—	—	—
November 1, 2014	30	133	163
Gross square feet at November 1, 2014 (in thousands)	550	1,162	1,712
Total stores	407	585	992
Total gross square feet at November 1, 2014 (in thousands)	3,434	4,281	7,715

(1)
Includes Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine abercrombie kids carveouts with Abercrombie & Fitch stores into one store. The change reduced total stores by eight stores as of January 31, 2015 and November 1, 2014, and by six stores as of February 1, 2014.

(2)	Excludes two franchise stores.

Net Sales

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$411,259	(5)%	$439,702	(7)%	$(28,443)	(6)%
Hollister	467,313	3%	468,118	(12)%	(805)	—%
Other(3)	—		3,633		(3,633)	(100)%
Total net sales	$878,572	(1)%	$911,453	(10)%	$(32,881)	(4)%

U.S.	$572,736	(3)%	$594,713	(7)%	$(21,977)	(4)%
International	305,836	1%	316,740	(15)%	(10,904)	(3)%
Total net sales	$878,572	(1)%	$911,453	(10)%	$(32,881)	(4)%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$1,131,626	(7)%	$1,246,486	(4)%	$(114,860)	(9)%
Hollister	1,274,040	(2)%	1,354,330	(10)%	(80,290)	(6)%
Other(3)	84		23,670		(23,586)	(100)%
Total net sales	$2,405,750	(4)%	$2,624,486	(7)%	$(218,736)	(8)%

U.S.	$1,536,151	(5)%	$1,645,354	(6)%	$(109,203)	(7)%
International	869,599	(4)%	979,132	(10)%	(109,533)	(11)%
Total net sales	$2,405,750	(4)%	$2,624,486	(7)%	$(218,736)	(8)%

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

Net sales for the third quarter of Fiscal 2015 decreased 4% compared to the third quarter of Fiscal 2014. The decrease in net sales was largely attributable to the adverse effect from changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $33 million and a 1% decrease in comparable sales, partially offset by the net impact of store openings, closings and remodels.

Net sales for the year-to-date period of Fiscal 2015 decreased 8% compared to the year-to-date period of Fiscal 2014. The decrease in net sales was largely attributable to the adverse effect from changes in foreign currency exchange rates (based on converting prior year sales at current year exchange rates) of approximately $124 million, and a 4% decrease in comparable sales, partially offset by the net impact of store openings, closings and remodels.

Cost of Goods Sold

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of goods sold	$318,785	36.3%	$344,383	37.8%
Recovery on inventory write-down	2,573	0.3%	—	—%
Adjusted non-GAAP cost of goods sold	$321,358	36.6%	$344,383	37.8%

Gross profit	$559,787	63.7%	$567,070	62.2%
Recovery on inventory write-down	(2,573)	(0.3)%	—	—%
Adjusted non-GAAP gross profit	$557,214	63.4%	$567,070	62.2%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of goods sold	$924,552	38.4%	$992,801	37.8%
Inventory write-down, net(1)	(21,667)	(0.9)%	—	—%
Adjusted non-GAAP cost of goods sold	$902,885	37.5%	$992,801	37.8%

Gross profit	$1,481,198	61.6%	$1,631,685	62.2%
Inventory write-down, net(1)	21,667	0.9%	—	—%
Adjusted non-GAAP gross profit	$1,502,865	62.5%	$1,631,685	62.2%

(1)
Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of higher than expected recoveries realized during the second and third quarters of Fiscal 2015.

Cost of goods sold as a percentage of net sales decreased by approximately 150 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. The decrease was primarily due to a decrease in average unit cost coupled with an increase in average unit retail, as lower promotional activity more than offset the adverse effect from changes in foreign currency exchange rates. Excluding a benefit of $2.6 million related to better than expected recovery on previously written down inventory, adjusted non-GAAP cost of goods sold as a percentage of net sales decreased by approximately 120 basis points for the third quarter of Fiscal 2015 compared to third quarter of Fiscal 2014.

Cost of goods sold as a percentage of net sales increased by approximately 60 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to a decrease in average unit retail driven by adverse effects from changes in foreign currency exchange rates and a net inventory write-down charge of $21.7 million, partially offset by a decrease in average unit cost. Excluding the net inventory write-down charge, adjusted non-GAAP cost of goods sold as a percentage of net sales decreased by approximately 30 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014.

Stores and Distribution Expense

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$392,942	44.7%	$413,551	45.4%
Store fixture disposal(1)	(583)	(0.1)%	—	—%
Lease termination and store closure costs(2)	—	—%	(2,252)	(0.2)%
Profit improvement initiative(3)	—	—%	(105)	(0.0)%
Adjusted non-GAAP stores and distribution expense	$392,359	44.7%	$411,194	45.1%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,173,773	48.8%	$1,257,422	47.9%
Store fixture disposal(1)	(4,200)	(0.2)%	—	—%
Lease termination and store closure costs(2)	(1,756)	(0.1)%	(2,252)	(0.1)%
Profit improvement initiative(3)	(709)	—%	(2,114)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$1,167,108	48.5%	$1,253,056	47.7%

(1)	Accelerated depreciation and disposal costs related to the discontinued use of certain store fixtures.

(2)	Charges related to lease terminations and store closures.

(3)	Costs related to the Company's profit improvement initiative.

Stores and distribution expense as a percentage of net sales decreased by approximately 60 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. The decrease was primarily due to expense reduction efforts, partially offset by higher direct-to-consumer expense and the deleveraging effect from negative comparable sales. Excluding certain items, as presented above, adjusted non-GAAP stores and distribution expense as a percentage of net sales decreased by approximately 50 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014.

Stores and distribution expense as a percentage of net sales increased by approximately 90 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to the deleveraging effect from negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP stores and distribution expense as a percent of net sales increased by approximately 80 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $24.9 million for the thirteen weeks ended October 31, 2015 compared to $24.0 million for the thirteen weeks ended November 1, 2014 and $72.6 million for the thirty-nine weeks ended October 31, 2015 compared to $69.7 million for the thirty-nine weeks ended November 1, 2014.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $11.1 million for the thirteen weeks ended October 31, 2015 compared to $12.1 million for the thirteen weeks ended November 1, 2014 and $33.0 million for the thirty-nine weeks ended October 31, 2015 compared to $39.7 million for the thirty-nine weeks ended November 1, 2014.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$117,698	13.4%	$104,981	11.5%
Profit improvement initiative(2)	—	—%	(566)	(0.1)%
Corporate governance matters(3)	—	—%	(639)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$117,698	13.4%	$103,776	11.4%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$345,077	14.3%	$339,595	12.9%
Legal settlement charges(1)	(15,753)	(0.7)%	—	—%
Profit improvement initiative(2)	(1,770)	(0.1)%	(3,583)	(0.1)%
Corporate governance matters(3)	—	—%	(7,542)	(0.3)%
Adjusted non-GAAP marketing, general and administrative expense	$327,554	13.6%	$328,470	12.5%

(1)	Charges related to certain proposed legal settlements.

(2)	Costs related to the Company's profit improvement initiative.

(3)	Legal, advisory and other charges related to certain corporate governance matters.

Marketing, general and administrative expense as a percentage of net sales increased by approximately 190 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. The increase was primarily due to higher compensation expense. Excluding certain items, as presented above, adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 200 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014.

Marketing, general and administrative expense as a percentage of net sales increased by approximately 140 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014. The increase was primarily due to the deleveraging effect from negative comparable sales and from adverse changes in foreign currency exchange rates, certain legal settlement charges of $15.8 million and higher compensation expense, partially offset by expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP marketing, general and administrative expense increased as a percent of net sales by approximately 110 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014.

Restructuring (Benefit) Charge

The Company recognized a restructuring benefit of $1.6 million for the year-to-date period of Fiscal 2015 from better than expected lease exit terms associated with the restructuring of the Gilly Hicks brand. Restructuring charges associated with the closure of the Gilly Hicks stand-alone stores for the year-to-date period of Fiscal 2014 were $6.1 million.

Asset Impairment

The Company incurred non-cash asset impairment charges of $12.1 million for the third quarter of Fiscal 2015, compared to $16.7 million for the third quarter of Fiscal 2014, related to stores whose asset carrying values were determined to not be recoverable and exceeded fair value. For the third quarter of Fiscal 2015, the asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Hong Kong. For the third quarter of Fiscal 2014, the asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Tokyo, Japan, as well as three other Abercrombie & Fitch stores, five Hollister stores and nine abercrombie kids stores.

The Company incurred non-cash asset impairment charges of $18.2 million for the year-to-date period of Fiscal 2015, compared to $16.7 million for the year-to-date period of Fiscal 2014 related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value. For the year-to-date period of Fiscal 2015, the non-cash asset impairment charges also related to certain fixtures that were removed in connection with changes to the Abercrombie and Hollister store experiences, and a fair value adjustment to the Company-owned aircraft which was sold in the second quarter of Fiscal 2015.

Other Operating Income, Net

Other operating income, net for the third quarter and year-to-date period of Fiscal 2015 was $3.9 million and $7.0 million, respectively, and included income of approximately $2.1 million related to insurance recoveries for both the third quarter and year-to-date period of Fiscal 2015. Other operating income for the third quarter and year-to-date period of Fiscal 2014 was $1.5 million and $9.4 million, respectively, and included income of approximately $1.5 million and $7.6 million related to insurance recoveries for the third quarter and year-to-date period of Fiscal 2014, respectively.

Operating Income (Loss)

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$40,990	4.7%	$33,366	3.7%
Asset impairment(2)	12,076	1.4%	16,706	1.8%
Store fixture disposal(4)	583	0.1%	—	—%
Recovery on inventory write-down(1)	(2,573)	(0.3)%	—	—%
Lease termination and store closures costs(6)	—	—%	2,252	0.2%
Profit improvement initiative(5)	—	—%	671	0.1%
Corporate governance matters(8)	—	—%	639	0.1%
Adjusted non-GAAP operating income	$51,076	5.8%	$53,634	5.9%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating (loss) income	$(47,245)	(2.0)%	$21,353	0.8%
Inventory write-down, net(1)	21,667	0.9%	—	—%
Asset impairment(2)	18,209	0.8%	16,706	0.6%
Legal settlement charges(3)	15,753	0.7%	—	—%
Store fixture disposal(4)	4,200	0.2%	—	—%
Profit improvement initiative(5)	2,479	0.1%	5,697	0.2%
Lease termination and store closures costs(6)	1,756	0.1%	2,252	0.1%
Restructuring (benefit) charges(7)	(1,598)	(0.1)%	6,053	0.2%
Corporate governance matters(8)	—	—%	7,542	0.3%
Adjusted non-GAAP operating income	$15,221	0.6%	$59,603	2.3%

(1)	Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of higher than expected recoveries.

(2)
Impairment charges related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value, and for Fiscal 2015, certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences and a fair value adjustment to the Company-owned aircraft.

(3)	Charges related to certain proposed legal settlements.

(4)	Accelerated depreciation and disposal costs related to the discontinued use of certain store fixtures.

(5)	Costs related to the Company's profit improvement initiative.

(6)	Costs related to lease terminations and store closures.

(7)	Restructuring charges (benefit) associated with the closure of the Gilly Hicks stand-alone stores, net of better than expected lease exit terms.

(8)	Legal, advisory and other charges related to certain corporate governance matters.

Operating income as a percentage of net sales increased by approximately 100 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014. The increase was primarily driven by the net year-over-year impact of certain items, as presented above, as an increase in gross profit rate was largely offset by operating expense deleverage. Excluding certain items, as presented above, adjusted non-GAAP operating income as a percentage of sales decreased by approximately 10 basis points for the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014.

The Company incurred an operating loss as a percent of net sales of approximately 200 basis points for the year-to-date period of Fiscal 2015 compared to operating income as a percent of net sales of approximately 80 basis points for the year-to-date period of Fiscal 2014. The year-over-year change was primarily due to the deleveraging effect from adverse changes in foreign currency exchange rates and from negative comparable sales, a net inventory write-down charge of $21.7 million and certain legal settlement charges of $15.8 million, partially offset by a decrease in average unit cost and expense reduction efforts. Excluding certain items, as presented above, adjusted non-GAAP income as a percentage of net sales decreased approximately 170 basis points for the year-to-date period of Fiscal 2015 compared to the year-to-date period of Fiscal 2014.

Interest Expense, Net

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,653	0.6%	$6,597	0.7%
Interest income	(1,067)	(0.1)%	(1,025)	(0.1)%
Interest expense, net	$4,586	0.5%	$5,572	0.6%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$16,976	0.7%	$12,524	0.5%
Interest income	(3,184)	(0.1)%	(2,935)	(0.1)%
Interest expense, net	$13,792	0.6%	$9,589	0.4%

The increase in interest expense for the year-to-date period of Fiscal 2015 was primarily due to a higher average principal balance and a higher interest rate on debt outstanding compared to the year-to-date period of Fiscal 2014.

Tax (Benefit) Expense

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax (benefit) expense	$(5,881)	(16.2)%	$9,567	34.4%
Tax effect of excluded items(1)	19,060		8,089
Adjusted non-GAAP tax expense	$13,179	28.3%	$17,656	36.7%

	Thirty-nine Weeks Ended
	October 31, 2015		November 1, 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax (benefit) expense	$(40,688)	66.7%	$4,331	36.8%
Tax effect of excluded items(1)	35,961		14,193
Adjusted non-GAAP tax (benefit) expense	$(4,727)	(330.8)%	$18,524	37.0%

(1)	Refer to "OPERATING INCOME" for details of excluded items.

With respect to the Company’s determination of its estimated annual effective tax rate, undistributed profits generated by foreign subsidiaries after October 31, 2015 are no longer considered to be indefinitely invested outside of the U.S. Accordingly, the Company plans to recognize deferred U.S. income taxes on these earnings. This change is reflected in the Company’s income tax benefit recognized for the third quarter and year-to-date period of Fiscal 2015. In addition, the Company’s effective tax rate remains sensitive to the underlying mix and level of earnings.

The effective tax rate was negative 16.2% for the third quarter of Fiscal 2015 compared to 34.4% for the third quarter of Fiscal 2014. Excluding certain items, as presented above, the adjusted non-GAAP effective tax rate for the quarter was 28.3% for the third quarter of Fiscal 2015 compared to 36.7% for the third quarter of Fiscal 2014. Both the effective tax rate and the adjusted non-GAAP effective tax rate for the third quarter of Fiscal 2015 reflect benefits related to the change in the estimated annual effective tax rate, as well as discrete benefits of $9.7 million and $7.7 million, respectively, related to a release of a valuation allowance of $5.9 million and other discrete tax items.

The change in the effective tax rate for the year-to-date period of Fiscal 2015 as compared to the year-to-date period of Fiscal 2014 was primarily due to discrete tax benefits of $8.6 million related to a release of a valuation allowance of $5.9 million and other discrete tax items, and the change in the Company’s estimated annual effective tax rate.

Net Income (Loss) and Net Income (Loss) per Share Attributable to Abercrombie & Fitch Co.

Net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $41.9 million and $0.60, respectively, for the third quarter of Fiscal 2015 compared to net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $18.2 million and $0.25, respectively, for the third quarter of Fiscal 2014. Excluding certain items, presented in the GAAP to non-GAAP financial measures reconciliation provided under "BUSINESS SUMMARY," adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $32.9 million and $0.48, respectively, for the third quarter of Fiscal 2015 compared to adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $30.4 million and $0.42, respectively, for the third quarter of Fiscal 2014.

Net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $22.2 million and $0.32, respectively, for the year-to-date period of Fiscal 2015 compared to net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $7.4 million and $0.10, respectively, for the year-to-date period of Fiscal 2014. Excluding certain items, detailed in the GAAP to non-GAAP financial measures reconciliation provided under "BUSINESS SUMMARY," adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $4.3 million and $0.06, respectively, for the year-to-date period of Fiscal 2015 compared to adjusted non-GAAP net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $31.5 million and $0.43, respectively, for the year-to-date period of Fiscal 2014.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of October 31, 2015.

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

As of October 31, 2015, the borrowing base on the ABL Facility was $391.1 million. As of December 3, 2015, the Company had not drawn on the ABL Facility, but had approximately $8.7 in outstanding stand-by letters of credit under the ABL Facility.

Term Loan Facility

The Company is also party to a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). The Term Loan Facility was issued at a $3 million or 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities. The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of October 31, 2015 were as follows:

(in thousands)	October 31, 2015
Borrowings, gross at carrying amount	$297,000
Unamortized discount	(2,464)
Unamortized fees	(4,932)
Borrowings, net	289,604
Less: short-term portion of borrowings, net of discount and fees of $1,487	(1,513)
Long-term portion of borrowings, net	$288,091

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of October 31, 2015.

Operating Activities

Net cash provided by operating activities was $66.5 million for the thirty-nine weeks ended October 31, 2015 compared to $29.5 million for the thirty-nine weeks ended November 1, 2014. The year-over-year change in cash flow associated with operating activities was primarily the result of a change in accounts payable and accrued expenses in connection with the Company's extension of vendor payment terms and lower cash payments related to the Gilly Hicks restructuring, partially offset by a reduction in earnings, adjusted for non-cash items.

Investing Activities

Cash outflows for investing activities for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 were used primarily for the purchase of property and equipment related to new store construction, information technology, and direct-to-consumer capabilities. The thirty-nine weeks ended October 31, 2015 also included proceeds from the sale of the Company-owned aircraft.

Financing Activities

For the thirty-nine weeks ended October 31, 2015, cash outflows for financing activities consisted primarily of the repurchase of A&F's Common Stock of $50.0 million and the payment of dividends of $41.7 million. For the thirty-nine weeks ended November 1, 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $285.0 million, the payment of dividends of $43.5 million, partially offset by $162.0 million in net proceeds from borrowings.

As of October 31, 2015, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

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

The Company is not dependent on dividends from its foreign subsidiaries to fund its U.S. operations or make distributions to A&F's stockholders. Unremitted earnings from foreign subsidiaries generated through the third quarter of Fiscal 2015 are considered to be invested indefinitely and would become subject to U.S. income tax if they were remitted as dividends or were lent to A&F or a U.S. affiliate. Unremitted earnings from foreign subsidiaries generated after October 31, 2015 are not considered to be invested indefinitely, and the Company plans to recognize deferred U.S. income taxes on these earnings.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $8.9 million in stand-by letters of credit outstanding as of October 31, 2015. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short- and long-term liquidity and capital resource needs. During the thirty-nine weeks ended October 31, 2015, there were no material changes in the contractual obligations as of January 31, 2015, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations), and the repayments under the Term Loan Facility.

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

A provision for U.S. income tax has not been recorded on undistributed profits generated through the third quarter of Fiscal 2015 of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation. Unremitted earnings from foreign subsidiaries generated after October 31, 2015 are not considered to be invested indefinitely, and the Company plans to recognize deferred U.S. income taxes on these earnings. The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2015. However, changes in these assumptions may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended October 31, 2015 and November 1, 2014 and $2.4 million for each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $297.0 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis for the fifty-two weeks ending January 30, 2016 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $1.7 million and $10.3 million as of October 31, 2015 and January 31, 2015, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $0.3 million as of October 31, 2015, and insignificant as of January 31, 2015. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $10.1 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2015. Based upon that evaluation, the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 31, 2015 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

As of October 31, 2015, the Company had accrued charges of approximately $18 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of October 31, 2015 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2014 filed on March 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2015 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended October 31, 2015:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
August 2, 2015 through August 29, 2015	2,601	$19.02	—	8,964,176
August 30, 2015 through October 3, 2015	1,427,422	$20.43	1,425,550	7,538,626
October 4, 2015 through October 31, 2015	1,036,035	$20.20	1,034,970	6,503,656
Total	2,466,058	$20.33	2,460,520	6,503,656

(1)
5,538 of the shares of A&F’s Common Stock purchased during the thirteen weeks ended October 31, 2015 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock unit and restricted share awards.

(2)
2,460,520 shares were repurchased during the thirteen weeks ended October 31, 2015 pursuant to A&F's publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Agreement entered into between Abercrombie & Fitch Management Co. and Joanne C. Crevoiserat as of October 15, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.2
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.3
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.4
First Amendment to Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as the Lead Borrower, and the other Borrowers and Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.*

10.5
First Amendment to Term Loan Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as Borrower, Abercrombie & Fitch Co., as Parent, and the other Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 31, 2015 and November 1, 2014; (ii) Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 31, 2015 and November 1, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 7, 2015	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Agreement entered into between Abercrombie & Fitch Management Co. and Joanne C. Crevoiserat as of October 15, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.2
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.3
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Abercrombie & Fitch Co., filed October 19, 2015 (File No. 001-12107).

10.4
First Amendment to Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as the Lead Borrower, and the other Borrowers and Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.*

10.5
First Amendment to Term Loan Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as Borrower, Abercrombie & Fitch Co., as Parent, and the other Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders.*

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Inclusion of Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.*
31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 31, 2015 and November 1, 2014; (ii) Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 31, 2015 and November 1, 2014; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.