Form 10-K
period 2016-01-30
ABERCROMBIE & FITCH CO /DE/
filed 2016-03-28
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 31, 2015: $1,366,862,497.

Number of shares outstanding of the Registrant’s common stock as of March 23, 2016: 67,585,850 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 16, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

GENERAL.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer that primarily operates stores and direct-to-consumer operations. Through these channels, the Company sells a broad array of products, including: casual sportswear apparel, including knit tops and woven shirts, graphic t-shirts, fleece, jeans and woven pants, shorts, sweaters, and outerwear; personal care products; and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, and Hollister brands. As of January 30, 2016, the Company operated 754 stores in the United States (“U.S.”) and 178 stores outside of the U.S.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to “Fiscal 2015” represent the fifty-two week fiscal year ended January 30, 2016; to “Fiscal 2014” represent the fifty-two week fiscal year ended January 31, 2015; and to “Fiscal 2013” represent the fifty-two week fiscal year ended February 1, 2014. In addition, all references herein to “Fiscal 2016” represent the fifty-two week fiscal year that will end on January 28, 2017.

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

Refer to the “RESULTS OF OPERATIONS” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information regarding net sales by brand and by geography.

FINANCIAL INFORMATION ABOUT SEGMENTS.

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s operating segments sell a similar group of products — casual sportswear apparel, personal care products and accessories for men, women and kids. During the first quarter of Fiscal 2015, the Company substantially completed its transition to a branded organizational structure. In conjunction with the change, the Company determined its brand-based operating segments as of January 30, 2016 to be Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands, and Hollister. These operating segments have similar economic characteristics, class of consumers, products and production and distribution methods, and have been aggregated into one reportable segment. Refer to Note 18, “SEGMENT REPORTING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion of the Company’s operating segments and reportable segment.

STORE OPERATIONS.

At the end of Fiscal 2015, the Company operated 932 stores. The following table details the number of retail stores operated by the Company at January 30, 2016:

	Abercrombie(1)	Hollister	Total
U.S.	340	414	754
International	39	139	178
Total	379	553	932

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

DIRECT-TO-CONSUMER AND OMNICHANNEL OPERATIONS .

The Company operates websites for each brand, both domestically and internationally. The websites reinforce each particular brand’s lifestyle, and are designed to complement the in-store experience. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $840.2 million for Fiscal 2015, representing 24% of total net sales. The Company operates 42 websites, including both desktop and mobile versions. In addition, the websites are available in 10 languages, accept 29 currencies and ship to over 120 countries.

As our customers increasingly shop across multiple channels, we have developed, and continue to expand, our omnichannel capabilities. These capabilities include "ship-from-store," "order-in-store," "reserve-in-store" and "in-store-pickup." The Company continues to invest in these and other omnichannel initiatives in order to create a more seamless and convenient shopping experience.

MARKETING AND ADVERTISING.

The Company's customer engagement strategy includes the in-store and digital experience which are designed to reinforce the lifestyle represented by each brand. The brands also have a strong base of globally diverse followers on key social platforms, such as Facebook, Twitter, Instagram, Snapchat and Weibo. The brands engage with customers as well as key influencers such as celebrities, bloggers and stylists to communicate fashion stories. In addition, the A&F and Hollister customer relationship management programs provide a platform to develop direct relationships with more than 10 million marketable contacts in the Company's database.

MERCHANDISE SUPPLIERS.

During Fiscal 2015, the Company sourced merchandise through approximately 150 vendors located throughout the world, primarily in Asia and Central America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2015. The Company pursues a global sourcing strategy that includes relationships with vendors in 11 countries, as well as the U.S. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. Dollars.

All product sources, including independent manufacturers and suppliers, must achieve and maintain the Company’s high quality standards, which are an integral part of the Company’s identity. The Company has established supplier product quality standards to ensure the high quality of fabrics and other materials used in the Company’s products. The Company utilizes both home office and field employees to help monitor compliance with the Company’s supplier product quality standards.

Before the Company begins production with any factory, the factory must first go through a quality assurance assessment to ensure it meets Company standards. This includes factories that are subcontractors to the factories and vendors with whom the Company works. All factories are contractually required to adhere to our Vendor Code of Conduct, and all factories go through social audits, which include a factory walk-through to appraise the physical working conditions and health and safety practices, as well as payroll and age documentation review. Social audits of the factories are performed at least every two years after the initial audit. The Company strives to partner with suppliers that respect local laws and share our dedication to utilizing best practices in human rights, labor rights, environmental practices and workplace safety.

DISTRIBUTION AND MERCHANDISE INVENTORY.

The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company uses its two DCs in New Albany, Ohio to support its North American stores and direct-to-consumer business for customers outside of Europe and Asia. During Fiscal 2015, the Company completed a $50 million conversion of one of its New Albany DCs to a dedicated direct-to-consumer facility. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, a third-party DC in China for the distribution of merchandise to stores and direct-to-consumer customers located in China, a third-party DC in Hong Kong for the distribution of merchandise to stores and direct-to-consumer customers located in Asia, and a third-party DC in the United Arab Emirates for the distribution of merchandise to stores located in the Middle East. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers.

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

TRADEMARKS.

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered or pending with the registries of countries where stores are located or likely to be located in the future. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of ten to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

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

ASSOCIATE RELATIONS.

As of March 24, 2016, the Company employed approximately 49,000 associates, of which approximately 41,000 were part-time associates, which equates to approximately 5,000 full-time equivalents. On average, the Company employed approximately 16,000 full-time equivalents during Fiscal 2015.

The Company believes it maintains a good relationship with its associates. However, in the normal course of business, the Company is party to lawsuits involving former and current associates.

ENVIRONMENTAL MATTERS.

Compliance with domestic and international regulations related to environmental matters has not had, nor is it expected to have, any material effect on the Company's capital expenditures, earnings or competitive position based on information and circumstances known to us at this time.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 24, 2016:

Jonathan E. Ramsden, 51, has been Chief Operating Officer of A&F since January 2014, and Interim Principal Executive Officer and a member of the Office of the Chairman of A&F since December 2014. Mr. Ramsden served as Executive Vice President and Chief Financial Officer of A&F from December 2008 to May 2014. From December 1998 to December 2008, Mr. Ramsden served as Chief Financial Officer and a member of the Executive Committee of TBWA Worldwide, a large advertising agency network and a division of Omnicom Group Inc. Prior to becoming Chief Financial Officer of TWBA Worldwide, he served as Controller and Principal Accounting Officer of Omnicom Group Inc. from June 1996 to December 1998.

Robert E. Bostrom, 63, has been Senior Vice President, General Counsel and Corporate Secretary of A&F since January 2014. Since August 2014, Mr. Bostrom has been a member of the Board of Directors of NeuLion, Inc. From December 2012 until December 2013, Mr. Bostrom was Co-Chairman of the Financial Regulatory and Compliance Practice of Greenberg Traurig LLP, an international law firm. From August 2011 until November 2012, Mr. Bostrom was Co-Head of the Global Financial Institutions and Funds Sector of Dentons US LLP (formerly, SNR Denton), an international law firm. From February 2006 to August 2011, Mr. Bostrom was Executive Vice President, General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). Prior to Freddie Mac, Mr. Bostrom was the Managing Partner of the New York office of Winston & Strawn LLP, a Member of that firm’s Executive Committee and Head of its Financial Institutions Practice.

Diane Chang, 60, has been Executive Vice President — Sourcing of A&F since May 2004. Prior thereto, Ms. Chang held the position of Senior Vice President — Sourcing of A&F from February 2000 to May 2004 and the position of Vice President — Sourcing of A&F from May 1998 to February 2000.

Joanne C. Crevoiserat, 52, has been Executive Vice President and Chief Financial Officer of A&F since May 2014 and a member of the Office of the Chairman of A&F since October 2015. Prior to joining A&F, she served in a number of senior management roles at Kohl's Inc., which operates family-oriented department stores and a website featuring apparel, footwear, accessories, soft home products and housewares. From June 2012 to April 2014, Ms. Crevoiserat was the Executive Vice President of Finance of Kohl's and from November 2008 to June 2012, she served as the Executive Vice President of Merchandise Planning and Allocation of Kohl's. Prior to her time with Kohl's, Ms. Crevoiserat held senior finance positions with Wal-Mart Stores and May Department Stores, including Chief Financial Officer of the Filene's, Foley's and Famous-Barr brands.

Fran Horowitz, 52, has been President & Chief Merchandising Officer for all brands of A&F since December 2015 and a member of the Office of the Chairman of A&F since December 2014. Ms. Horowitz held the position of Brand President of Hollister from October 2014 to December 2015. Before joining Hollister, from October 2013 to October 2014, Ms. Horowitz served as the President of Ann Taylor Loft, a division of Ann Inc., the parent company of three specialty retail fashion brands in North America. Prior to her time with Ann Taylor Loft, from February 2005 to October 2012, she held various roles at Express, Inc., a specialty apparel and accessories retailer of women's and men's merchandise, including Executive Vice President of Women's Merchandising and Design from May 2010 to November 2012. Before her time with Express, Inc., Ms. Horowitz spent 13 years at Bloomingdale's in various women's merchandising roles, including Vice President Divisional Merchandise Manager.

The Office of the Chairman is responsible for overseeing and providing strategic direction to management. The executive officers serve at the pleasure of the Board of Directors of A&F.

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

•	our inability to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability;

•
a significant component of our growth strategy is international expansion, which requires significant capital investment, the success of which is dependent on a number of factors that could affect the profitability of our international operations;

•
direct-to-consumer sales channels are a significant component of our growth strategy, and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations;

•	our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	we have currently suspended our search for a new Chief Executive Officer and the continuance of our interim governance structure may create uncertainty;

•	our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	we may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs;

•
we depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers;

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations;

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

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales tax rates and tax rate increases, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Additionally, changes in consumer preferences and discretionary spending habits may negatively impact the retail apparel market. Global economic uncertainty and changing consumer preferences and discretionary spending habits could have a material adverse effect on our results of operations, liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

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

Our inability to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability.

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

A significant component of our growth strategy is international expansion, which may require significant capital investment, the success of which is dependent on a number of factors that could affect the profitability of our international operations.

As we expand internationally, we may incur significant costs related to starting up and maintaining foreign operations. Costs may include, but are not limited to, obtaining prime locations for stores, setting up foreign offices and distribution centers, hiring experienced management, maintaining good relations with individual associates and groups of associates and establishing online retail presence. International expansion has placed, and will continue to place, increased demands on our operational, managerial and administrative resources at all levels of the Company. These increased demands may cause us to operate our business less efficiently, which in turn could cause deterioration in the performance of our existing stores or could adversely affect our inventory levels. Furthermore, our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks. We are subject to domestic laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

We may be unable to successfully grow our international business, or we may face operational issues that delay our intended pace of international growth and, in any such case, our growth may be limited, unless we can:

•
address the different operational characteristics present in each country to which we expand, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms, in some cases in locations in which the relative rights and obligations of landlords and tenants differ significantly from the customs and practices in the U.S.;

•	integrate new stores into existing operations and expand infrastructure to accommodate growth;

•	hire, train and retain qualified personnel;

•	avoid work stoppages or other labor-related issues in our European stores where associates are represented by workers' councils and unions;

•	gain and retain acceptance from foreign customers;

•	localize our online brand experience and e-commerce capabilities;

•	secure franchise or other business venture partners;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	achieve acceptable operating margins from new store and online operations;

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plan; and,

•	manage foreign currency exchange risks effectively.

Failure to successfully implement our international expansion initiatives as a result of one or more of the factors above could have a material adverse effect on our results of operations or could otherwise adversely affect our ability to achieve our growth strategy objectives.

Direct-to-consumer sales channels are a significant component of our growth strategy, and the failure to successfully develop our position in these channels could have an adverse impact on our results of operations.

We sell merchandise for each brand over the Internet, both domestically and internationally. We have made significant investments in capital spending and labor to develop these channels, invested in digital media to attract new customers and developed localized fulfillment, shipping and customer service operations. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels. Our reliance on direct-to-consumer sales channels makes us vulnerable to shifting consumer traffic patterns, customer data breaches, direct-to-consumer buying trends and strength of brand perception. As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of mediums including smart phones and tablets, and our success depends on our ability to introduce innovative means of engaging our customers. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

In addition, direct-to-consumer operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Our failure to successfully respond to these risks might adversely affect sales in our direct-to-consumer business as well as damage our reputation and brands.

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

The sale of apparel and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, as well as regional, national and international department stores. The substantial sales growth in the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

•	anticipating and quickly responding to changing consumer demands or preferences better than our competitors;

•	maintaining favorable brand recognition and effective marketing of our products to consumers in several diverse demographic markets;

•	sourcing merchandise efficiently;

•	developing innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors; and,

•	countering the aggressive pricing and promotional activities of many of our competitors without diminishing the aspirational nature of our brands and brand equity.

In light of the competitive challenges we face, we may not be able to compete successfully in the future. Further, increases in competition could reduce our sales and harm our operating results and business.

We have currently suspended our search for a new Chief Executive Officer and the continuance of our interim governance structure may create uncertainty.
In December 2014 we initiated a selection process to identify a new Chief Executive Officer. At that time, our Board of Directors appointed Arthur C. Martinez to serve as Executive Chairman of the Company and created the Office of the Chairman as our interim governance structure. The Chief Executive Officer selection process was suspended one year later as a result of our encouraging performance under the leadership of the Office of the Chairman. We are not currently actively conducting a search for a Chief Executive Officer. The continuance of our interim governance structure for an extended period of time may create uncertainty.

Our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Our long-term strategy includes six key objectives: putting the customer at the center of everything we do, delivering compelling and differentiated assortments, optimizing our brand reach and channel performance, defining clear positionings for our brands, continuing to improve efficiency and reduce expense, and ensuring we are organized to succeed. Our ability to execute these strategies successfully and in a timely fashion is subject to various risks and uncertainties as described under this “Risk Factors” section. Specifically, these risks can be categorized into market risk, execution risk and customer acceptance risk. Market risk includes consumer spending, actions of brand competitors and changes in demographics or preferences of our target customer. Achieving the goals of our long-term strategy is also dependent on us executing the strategy successfully. Finally, the initiatives we implement in connection with our long-term strategy may not resonate with our customers. It may take longer than anticipated to generate the expected benefits from our long-term strategy and there can be no guarantee that these initiatives will result in improved operating results. In addition, failure to successfully implement our long-term strategy could have a negative impact on our growth and profitability.

Our failure to protect our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity, if our third-party vendors fail to comply with our vendor code of conduct, if any third parties with which we have a business relationship fail to represent our brands in a manner consistent with our brand image and customer experience standards or as a result of a cyber-attack. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Our business could suffer if our information technology systems are disrupted or cease to operate effectively.

We rely heavily on our information technology systems to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain cyber security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions, inadvertent or intentional breach by our employees and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.

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

We may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss.

In the standard course of business, we process customer information, including payment information, through our stores and direct-to-consumer programs. Rapidly evolving technologies and types of cyber-attacks may result in this information being compromised or breached. The retail industry in particular has been the target of many recent cyber-attacks, and as a result, there is heightened concern over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes and procedures. It is possible that an individual or group could defeat our security measures and access sensitive customer and associate information. Actual or anticipated cyber-attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protective technologies, train employees, and engage third-party experts and consultants. Exposure of customer data through any means could materially harm the Company by, but not limited to, reputation loss, regulatory fines and penalties, legal liability and costs of litigation.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.

The functional currency of our foreign subsidiaries is generally the local currency in which each entity operates, while our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries, as was the case in Fiscal 2015. Additionally, tourism spending may be affected by changes in currency exchange rates, and as a result, sales in our flagship stores and other stores with higher tourism traffic have, at times, been adversely impacted, and may continue to be adversely impacted, by fluctuations in currency exchange rates.

Fluctuations in the cost, availability and quality of raw materials, labor and transportation, could cause manufacturing delays and increase our costs.

Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The Company is also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations.

We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 150 vendors which includes foreign manufacturers located throughout the world, primarily in Asia and Central America. Political, social or economic instability in Asia and Central America, or in other regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demands and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations. Other events that could disrupt the timely delivery of our merchandise include new trade law provisions or regulations, reliance on a limited number of shipping carriers, significant labor disputes and significant delays in the delivery of cargo due to port security considerations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

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

Our senior executive officers closely supervise all aspects of our business including the design of our merchandise and the operation of our stores. Our senior executive officers have substantial experience and expertise in the retail business and have an integral role in the growth and success of our brands. If we were to lose the benefit of the involvement of multiple senior executives, our business could be adversely affected. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in future periods.
Our reliance on two distribution centers domestically and third-party distribution centers internationally makes us susceptible to disruptions or adverse conditions affecting our distribution centers.

We rely on two distribution centers domestically and four third-party distributions centers internationally to manage the receipt, storage, sorting, packing and distribution of our merchandise. Our two distribution centers located in New Albany, Ohio, service our North American stores and direct-to-consumer customers outside of Europe and Asia. We also use a third-party distribution center in the Netherlands to service our stores and direct-to-consumer customers in Europe; a third-party distribution center in Hong Kong and a third-party distribution center in China to service our stores and direct-to-consumer customers in Asia; and a third-party distribution center in the United Arab Emirates to service our stores in the Middle East. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer orders could be interrupted and sales could be negatively impacted.

Our litigation exposure could have a material adverse effect on our financial condition and results of operations.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights and shareholder actions. Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. Our current litigation exposure could be impacted by litigation trends, discovery of damaging facts with respect to legal matters pending against us or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of existing claims. Should management’s evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.

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

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes ("VAT") in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

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

Our Asset-Based Revolving Credit Agreement, as amended, expires on August 7, 2019 and our Term Loan Agreement, as amended, has a maturity date of August 7, 2021. Both our Asset-Based Revolving Credit Agreement and our Term Loan Agreement contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments, pay dividends or distributions on our capital stock and engage in mergers. The inability to obtain credit on commercially reasonable terms in the future when these facilities expire could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

Changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s accounting standards requirements are creating additional complexities for public companies. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters and support functions occupy 501 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio, all of which are owned by the Company. Additionally, the Company leases small facilities to house its design and sourcing support centers in Hong Kong, New York City, New York and Los Angeles, California, as well as offices in the United Kingdom, Japan, Switzerland, Italy, Hong Kong and China.

All of the retail stores operated by the Company, as of March 24, 2016, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2016 and 2031.

The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

As of March 24, 2016, the Company’s 927 stores were located as follows:

U.S. & U.S. Territories:
Alabama	4	Kentucky	8	North Dakota	1
Alaska	1	Louisiana	5	Ohio	25
Arizona	15	Maine	3	Oklahoma	4
Arkansas	5	Maryland	14	Oregon	8
California	108	Massachusetts	30	Pennsylvania	33
Colorado	6	Michigan	20	Rhode Island	2
Connecticut	14	Minnesota	9	South Carolina	9
Delaware	5	Mississippi	3	Tennessee	14
District Of Columbia	1	Missouri	5	Texas	69
Florida	69	Montana	1	Utah	6
Georgia	21	Nebraska	2	Vermont	2
Hawaii	4	Nevada	10	Virginia	21
Idaho	2	New Hampshire	9	Washington	17
Illinois	28	New Jersey	38	West Virginia	3
Indiana	10	New Mexico	3	Wisconsin	9
Iowa	5	New York	41	Puerto Rico	2
Kansas	5	North Carolina	20

International:
Austria	6	Hong Kong	4	Republic of Korea	4
Belgium	3	Ireland	2	Singapore	1
Canada	18	Italy	11	Spain	12
China	17	Japan	10	Sweden	3
Denmark	1	Kuwait	2	United Kingdom	34
France	15	Netherlands	4	United Arab Emirates	5
Germany	25	Poland	1

ITEM 3.    LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of January 30, 2016, the Company had an accrual of approximately $19 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2015 and Fiscal 2014:

	Sales Price
	High	Low
Fiscal 2015
4th quarter	$28.21	$18.55
3rd quarter	$22.25	$15.42
2nd quarter	$23.72	$19.36
1st quarter	$26.50	$19.34
Fiscal 2014
4th quarter	$35.14	$25.52
3rd quarter	$44.32	$31.47
2nd quarter	$42.89	$34.54
1st quarter	$40.99	$32.02

Dividends are declared at the discretion of A&F's Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in each of February, May, August and November in Fiscal 2015 and Fiscal 2014. Dividends were paid in each of March, June, September and December in Fiscal 2015. A&F's Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F's financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors deem relevant.

As of March 23, 2016, there were approximately 3,300 stockholders of record. However, when including investors holding shares in broker accounts under street name A&F estimates that there are approximately 37,200 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 30, 2016:

Period (fiscal month)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(3)
November 1, 2015 through November 28, 2015	4,296	$20.30	—	6,503,656
November 29, 2015 through January 2, 2016	82,638	$25.49	—	6,503,656
January 2, 2016 through January 30, 2016	6,074	$26.61	—	6,503,656
Total	93,008	$25.32	—	6,503,656

(1)
All of the 93,008 shares of A&F’s Common Stock purchased during the thirteen-week period ended January 30, 2016 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and the vesting of restricted stock units and restricted share awards.

(2)
No shares were repurchased during the thirteen-week period ended January 30, 2016 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2015, A&F repurchased approximately 2.5 million shares of A&F’s Common Stock in the open market with a cost of approximately $50.0 million. During Fiscal 2014, A&F repurchased approximately 7.3 million shares of A&F’s Common Stock in the open market with a cost of approximately $285.0 million. Repurchases made during Fiscal 2015 and Fiscal 2014 were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended January 30, 2016 (the last day of A&F’s Fiscal 2015) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”); (iii) the Standard & Poor's Midcap 400 Stock Index (the "S&P Midcap 400 Index"); and (iv) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH(1)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index, the S&P Midcap 400 Index and the S&P Apparel Retail Index

$300
$250
$200
$150
$100
$50
$0
1/29/11
1/28/12
2/2/13
2/1/14
1/31/15
1/30/16
Abercrombie & Fitch Co.
S&P 500
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 1/29/11 in stock or 1/31/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our Consolidated Financial Statements. The information presented below should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and the Company's Consolidated Financial Statements and notes thereto included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K. We have also included certain non-financial information to enhance the understanding of our business.

(Thousands, except per share and per square foot amounts, ratios and store data)

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012(1)	Fiscal 2011
Statements of operations data
Net sales	$3,518,680	$3,744,030	$4,116,897	$4,510,805	$4,158,058
Gross profit	$2,157,543	$2,313,570	$2,575,435	$2,816,709	$2,550,224
Operating income	$72,838	$113,519	$80,823	$374,233	$221,384
Net income attributable to A&F	$35,576	$51,821	$54,628	$237,011	$143,934
Net income per basic share attributable to A&F	$0.52	$0.72	$0.71	$2.89	$1.66
Net income per diluted share attributable to A&F	$0.51	$0.71	$0.69	$2.85	$1.61
Basic weighted-average shares outstanding	68,880	71,785	77,157	81,940	86,848
Diluted weighted-average shares outstanding	69,417	72,937	78,666	83,175	89,537
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.70	$0.70
Balance sheet data
Working capital(2)	$644,277	$679,016	$752,344	$617,023	$858,248
Current ratio(3)	2.20	2.40	2.32	1.89	2.23
Total assets	$2,433,039	$2,505,167	$2,850,997	$2,987,401	$3,117,032
Borrowings, net	$286,235	$293,412	$135,000	$—	$—
Leasehold financing obligations	$47,440	$50,521	$60,726	$63,942	$57,851
Total stockholders’ equity	$1,295,722	$1,389,701	$1,729,493	$1,818,268	$1,931,335
Return on average stockholders’ equity(4)	3%	3%	3%	13%	7%
Other financial and operating data
Net cash provided by operating activities	$309,941	$312,480	$175,493	$684,171	$365,219
Net cash used for investing activities	$(122,567)	$(175,074)	$(173,861)	$(247,238)	$(340,689)
Net cash used for financing activities	$(106,875)	$(181,453)	$(40,831)	$(380,071)	$(265,329)
Capital expenditures	$143,199	$174,624	$163,924	$339,862	$318,598
Free cash flow(5)	$166,742	$137,856	$11,569	$344,309	$46,621
Comparable sales(6)	(3)%	(8)%	(11)%	(1)%	5%
Net store sales per average gross square foot	$360	$381	$417	$485	$463
Total number of stores open	932	969	1,006	1,041	1,045
Total store square footage at end of period	7,292	7,517	7,736	7,958	7,778

(1)	Fiscal 2012 was a fifty-three week year.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)	Current ratio is computed by dividing current assets by current liabilities.

(4)	Return on average stockholders’ equity is computed by dividing net income attributable to A&F by the average stockholders’ equity balance.

(5)
Free cash flow is computed by subtracting capital expenditures from the GAAP financial measure of net cash provided by operating activities, both of which are disclosed above in the table preceding the measure of free cash flow. The Company believes that the non-GAAP measure of free cash flow is useful to investors to understand available cash flows generated from operations less cash flows used for capital expenditures. The closest GAAP financial measure is net cash provided by operating activities. The non-GAAP financial measure of free cash flow should not be used in isolation or as an alternative to net cash provided by operating activities or an indicator of the ongoing performance of the Company. It is also not intended to supersede or replace the Company's GAAP financial measure.

(6)
Comparable sales is defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with prior year's net sales converted at the current year's exchange rate to remove the impact of currency fluctuation. Beginning with Fiscal 2012, comparable sales include comparable direct-to-consumer sales. Figures for Fiscal 2011 have not been restated and only include comparable store sales.

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

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 30, 2016 is compared to the fifty-two week period ended January 31, 2015 and the fifty-two week period ended January 31, 2015 is compared to the fifty-two week period ended February 1, 2014.

During the first quarter of Fiscal 2015, the Company substantially completed its transition to a branded organizational structure. In conjunction with the change, the Company determined its brand-based operating segments to be Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands, and Hollister. These operating segments have similar economic characteristics, classes of consumers, products and production and distribution methods, and have been aggregated into one reportable segment.

For Fiscal 2015, net sales decreased 6% to $3.519 billion from $3.744 billion for Fiscal 2014. The gross profit rate was 61.3% for Fiscal 2015, compared to 61.8% for Fiscal 2014. Operating income was $72.8 million for Fiscal 2015, compared to operating income of $113.5 million for Fiscal 2014. Net income and net income per diluted share attributable to A&F was $35.6 million and $0.51, respectively, for Fiscal 2015, compared to net income and net income per diluted share attributable to A&F of $51.8 million and $0.71, respectively, for Fiscal 2014.

Excluding certain items, the adjusted non-GAAP gross profit rate was 61.9%, operating income was $136.5 million and net income and net income per diluted share attributable to Abercrombie & Fitch Co. was $78.0 million and $1.12, respectively, for Fiscal 2015, compared to an adjusted non-GAAP gross profit rate of 61.8%, operating income of $191.7 million and net income and net income per diluted share attributable to Abercrombie & Fitch Co. of $112.3 million and $1.54, respectively, for Fiscal 2014.

As of January 30, 2016, the Company had $588.6 million in cash and equivalents, and $293.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $309.9 million for Fiscal 2015. The Company also used cash of $143.2 million for capital expenditures, $50.0 million to repurchase approximately 2.5 million shares of A&F's Common Stock and $55.1 million to pay dividends during Fiscal 2015.

REPORTING AND USE OF GAAP AND NON-GAAP MEASURES

The Company believes that the non-GAAP financial measures presented in this "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" are useful to investors as they provide the ability to measure the Company’s operating performance as compared to historical periods, excluding the effect of certain items which the Company believes do not reflect its future operating outlook. Management used these non-GAAP financial measures during the periods presented to assess the Company's performance and to develop expectations for future operating performance. In addition, the Company provides certain financial information on a constant currency basis to enhance investors' understanding of underlying business trends and operating performance. These non-GAAP financial measures should be used in conjunction with, not as an alternative to, the Company's GAAP financial results. Such financial measures are presented on both a GAAP and non-GAAP basis under "RESULTS OF OPERATIONS," with excluded items specifically identified.

The tables below reconcile certain GAAP financial measures to non-GAAP financial measures for Fiscal 2015 and Fiscal 2014.

	Fiscal 2015
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Gross profit rate	61.3%	0.6%	61.9%
Operating income	$72,838	$63,657	$136,495
Net income attributable to A&F	$35,576	$42,471	$78,047
Net income per diluted share attributable to A&F	$0.51	$0.61	$1.12

	Fiscal 2014
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Gross profit rate	61.8%	—%	61.8%
Operating income	$113,519	$78,174	$191,693
Net income attributable to A&F	$51,821	$60,488	$112,309
Net income per diluted share attributable to A&F	$0.71	$0.83	$1.54

(1)	Refer to "RESULTS OF OPERATIONS" for details on excluded items.

CURRENT TRENDS AND OUTLOOK

2015 was a year of tremendous change for Abercrombie & Fitch. We completed our transition to a brand-based organizational structure, strengthened our teams and improved our core processes. More importantly, we evolved our assortment and refocused our attention on our customer through greater accountability and empowerment at the store level, and through changes in our in-store experience. In addition, we continued to invest in direct-to-consumer and omnichannel and execute our store closure program. While we made progress across all of our strategic initiatives, our work to fulfill the potential of our brands is not done.

Our ongoing efforts to improve our business are focused on:

•	Putting the customer at the center of everything we do.

•	Delivering compelling and differentiated assortments.

•	Optimizing our brand reach and channel performance.

•	Defining clear positionings for our brands.

•	Continuing to improve efficiency and reduce expense.

•	Ensuring we are organized to succeed.

As we look ahead to Fiscal 2016, it is likely to remain a challenging retail environment, but we believe our ongoing efforts are laying the foundation for future growth and profitability.

For Fiscal 2016, we expect:

•	Flat to slightly positive comparable sales.

•	Adverse effects from foreign currency exchange rates on sales.

•	A gross margin rate approximately flat to Fiscal 2015's adjusted non-GAAP rate of 61.9%, but up on a constant currency basis.

•	Slight leverage in operating expense relative to last year's adjusted non-GAAP rate of 58.3%.

•
An improvement over Fiscal 2015's adjusted non-GAAP operating income, despite an adverse effect from foreign currency exchange rates; the effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying Fiscal 2016 forecasted rates to Fiscal 2015 results and is net of the year-over-year impact from hedging.

•	An effective tax rate in the mid-to-upper 30s.

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

With regard to capital allocation, we are targeting capital expenditures in the range of $150 million to $175 million for Fiscal 2016, including approximately $70 million for new stores and store updates and approximately $70 million for direct-to-consumer/omnichannel and IT investments to support growth and continuous profit improvement initiatives.

We plan to open approximately 15 full-price stores in Fiscal 2016, including approximately 10 in international markets, primarily China, and approximately five in the U.S. We also plan to open approximately 10 new outlet stores, primarily in the U.S. In addition, we anticipate closing approximately 60 stores in the U.S. during Fiscal 2016 through natural lease expirations.

Excluded from our Fiscal 2016 outlook are the impacts of potential events, such as those related to impairments, which may affect our results of operations.

KEY BUSINESS INDICATORS

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•
Comparable sales, defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with prior year's net sales converted at the current year's foreign currency exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with prior year's net sales converted at the current year's foreign currency exchange rate to remove the impact of currency fluctuation;

•	Comparative results of operations with prior year's results converted at the current year's foreign currency exchange rate to remove the impact of currency fluctuation;

•	Gross profit and gross margin rate;

•	Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;

•	Selling margin, defined as sales price less original cost, by brand and product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income and net income attributable to A&F;

•	Inventory per gross square foot and inventory to sales ratio;

•	Cash flow and liquidity determined by the Company’s current ratio, working capital and free cash flow;

•	Store metrics such as sales per gross square foot, average number of transactions per store and store contribution (defined as store sales less direct costs of operating the store);

•	Transactional metrics such as traffic and conversion, average unit retail price, average unit cost, average units per transaction and average transaction values; and

•	Return on invested capital and return on equity.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 2015 COMPARED TO FISCAL 2014

Net Sales

	Fiscal 2015		Fiscal 2014
(in thousands)	Net Sales	Change in Comparable Sales	Net Sales	Change in Comparable Sales	Net Sales $ Change	Net Sales % Change
Abercrombie(1)	$1,640,992	(6)%	$1,771,299	(5)%	$(130,307)	(7)%
Hollister	1,877,688	—%	1,947,869	(10)%	(70,181)	(4)%
Other(2)	—	—%	24,862	—%	(24,862)	-
Total net sales	$3,518,680	(3)%	$3,744,030	(8)%	$(225,350)	(6)%

U.S.	$2,282,040	(3)%	$2,408,427	(6)%	$(126,387)	(5)%
International	1,236,640	(1)%	1,335,603	(12)%	(98,963)	(7)%
Total net sales	$3,518,680	(3)%	$3,744,030	(8)%	$(225,350)	(6)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)
Represents net sales from the Company's Gilly Hicks operations. See Note 16, "GILLY HICKS RESTRUCTURING," of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for additional information on the Company's exit from Gilly Hicks branded stores.

Net sales for Fiscal 2015 decreased 6% compared to Fiscal 2014. The decrease in net sales was largely attributable to the adverse effect from changes in foreign currency exchange rates (based on converting prior year sales at current year foreign currency exchange rates) of approximately $153 million, or approximately 4%, and a 3% decrease in comparable sales, partially offset by the net impact of store openings, closings and remodels.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$1,361,137	38.7%	$1,430,460	38.2%
Inventory write-down, net(1)	20,647	0.6%	—	—%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$1,340,490	38.1%	$1,430,460	38.2%

Gross profit	$2,157,543	61.3%	$2,313,570	61.8%
Inventory write-down, net(1)	20,647	0.6%	—	—%
Adjusted non-GAAP gross profit	$2,178,190	61.9%	$2,313,570	61.8%

(1)
Includes net charges related to a write-down of the value of inventory to net realizable value as the Company elected to accelerate the disposition of certain aged merchandise that no longer supported the Company's brand positioning strategy.

Cost of sales, exclusive of depreciation and amortization as a percentage of net sales increased by approximately 50 basis points for Fiscal 2015 compared to Fiscal 2014. The increase in rate was primarily due to the adverse effects from changes in foreign currency exchange rates and a net inventory write-down charge of $20.6 million, partially offset by an increase in average unit retail on a constant currency basis (based on converting prior year sales at current year foreign currency exchange rates, divided by number of units sold) and a decrease in average unit cost. Excluding the net inventory write-down charge, adjusted non-GAAP cost of sales, exclusive of depreciation and amortization as a percentage of net sales decreased by approximately 10 basis points for Fiscal 2015 compared to Fiscal 2014.

Stores and Distribution Expense

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,604,214	45.6%	$1,703,051	45.5%
Store fixture disposal(1)	(4,200)	(0.1)%	—	—%
Lease termination and store closure costs(2)	(1,756)	—%	(5,612)	(0.1)%
Profit improvement initiative(3)	(709)	—%	(2,723)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$1,597,549	45.4%	$1,694,716	45.3%

(1)	Includes accelerated depreciation and disposal charges related to the discontinued use of certain store fixtures associated with changes to the Abercrombie and Hollister store experiences.

(2)	Includes charges related to lease terminations and store closures.

(3)	Includes charges related to the Company's profit improvement initiative.

Stores and distribution expense as a percentage of net sales and adjusted non-GAAP stores and distribution expense as a percent of net sales increased by approximately 10 basis points for Fiscal 2015 compared to Fiscal 2014. The increase as a percentage of net sales was primarily due to the deleveraging effect from lower net sales and higher direct-to-consumer expense, partially offset by a benefit from expense reduction efforts.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $115.0 million for Fiscal 2015 compared to $108.1 million for Fiscal 2014.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $44.5 million for Fiscal 2015 compared to $52.2 million for Fiscal 2014.

Shipping and handling costs are included in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$470,321	13.4%	$458,820	12.3%
Legal settlement charges(1)	(15,753)	(0.4)%	—	—%
Profit improvement initiative(2)	(1,770)	(0.1)%	(3,776)	(0.1)%
Corporate governance matters(3)	—	—%	(12,644)	(0.3)%
Adjusted non-GAAP marketing, general and administrative expense	$452,798	12.9%	$442,400	11.8%

(1)	Includes charges related to certain proposed legal settlements.

(2)	Includes charges related to the Company's profit improvement initiative.

(3)	Includes legal, advisory and other charges related to certain corporate governance matters.

Marketing, general and administrative expense as a percentage of net sales and adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 110 basis points for Fiscal 2015 compared to Fiscal 2014. The increase in rate was primarily due to the deleveraging effect from lower net sales, higher compensation related expense and certain proposed legal settlement charges of $15.8 million, partially offset by the year-over-year impact of corporate governance matters related charges and expense reduction efforts.

Restructuring (Benefit) Charge

The Company recognized a restructuring benefit of $1.6 million for Fiscal 2015 from better than expected lease exit terms associated with the restructuring of the Gilly Hicks brand. Restructuring charges associated with the closure of the Gilly Hicks stand-alone stores for Fiscal 2014 were $8.4 million.

Asset Impairment

The Company incurred non-cash asset impairment charges of $18.2 million for Fiscal 2015, compared to $45.0 million for Fiscal 2014 primarily related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value. For Fiscal 2015, the non-cash asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Hong Kong as well as certain fixtures that were removed in connection with changes to the Abercrombie and Hollister store experiences. For Fiscal 2014, store-related asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine Hollister stores and nine abercrombie kids stores. Additionally, the Company incurred charges of approximately $11.3 million in Fiscal 2014 to record the expected loss on the sale of the Company-owned aircraft.

Other Operating Income, Net

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$6,441	0.2%	$15,239	0.4%
Lease termination and store closure costs(1)	2,211	0.1%	—	—%
Adjusted non-GAAP other operating income, net	$8,652	0.2%	$15,239	0.4%

(6)	Includes charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

Other operating income, net was $6.4 million for Fiscal 2015 compared to $15.2 million for Fiscal 2014. For Fiscal 2015, other operating income, net included income of $2.2 million related to insurance recoveries and $4.7 million related to gift card breakage, partially offset by losses of $1.5 million related to foreign currency transactions. For Fiscal 2014, other operating income, net included income of $10.2 million related to insurance recoveries and $5.8 million related to gift card breakage, and losses of $2.0 million related to foreign currency transactions.

Operating Income

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$72,838	2.1%	$113,519	3.0%
Inventory write-down, net(1)	20,647	0.6%	—	—%
Asset impairment(2)	18,209	0.5%	44,988	1.2%
Legal settlement charges(3)	15,753	0.4%	—	—%
Store fixture disposal(4)	4,200	0.1%	—	—%
Profit improvement initiative(5)	2,479	0.1%	6,499	0.2%
Lease termination and store closure costs(6)	3,967	0.1%	5,612	0.1%
Restructuring (benefit) charges(7)	(1,598)	—%	8,431	0.2%
Corporate governance matters(8)	—	—%	12,644	0.3%
Adjusted non-GAAP operating income	$136,495	3.9%	$191,693	5.1%

(1)	Includes net inventory write-down charges related to a decision to accelerate the disposition of certain aged merchandise.

(2)
Includes impairment charges related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value, for Fiscal 2014, a fair value adjustment to the Company-owned aircraft, and for Fiscal 2015, certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

(3)	Includes charges related to certain proposed legal settlements.

(4)	Includes accelerated depreciation and disposal charges related to the discontinued use of certain store fixtures.

(5)	Includes charges related to the Company's profit improvement initiative.

(6)
Includes charges related to lease terminations and store closures, including charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

(7)	Includes restructuring (benefit) charges associated with the closure of the Gilly Hicks stand-alone stores, net of better than expected lease exit terms.

(8)	Includes legal, advisory and other charges related to certain corporate governance matters.

Operating income as a percentage of net sales decreased by approximately 100 basis points for Fiscal 2015 compared to Fiscal 2014. The decrease in rate was primarily due to the deleveraging effect of lower net sales, higher direct-to-consumer costs and higher compensation related expense, partially offset by expense reduction efforts, an increase in average unit retail on a constant currency basis (based on converting prior year sales at current year foreign currency exchange rates, divided by number of units sold), a decrease in average unit cost and the net year-over-year impact of certain items presented in the above table. Excluding certain items, as presented above, adjusted non-GAAP operating income as a percentage of net sales decreased approximately 120 basis points for Fiscal 2015 compared to Fiscal 2014.

Interest Expense, Net

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$22,601	0.6%	$18,305	0.5%
Interest income	(4,353)	(0.1)%	(3,940)	(0.1)%
Interest expense, net	$18,248	0.5%	$14,365	0.4%

The increase in interest expense, net for Fiscal 2015 compared to Fiscal 2014 was primarily due to an increase in the average principal balance and a higher interest rate on debt outstanding.

Tax Expense

	Fiscal 2015		Fiscal 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax expense	$16,031	29.4%	$47,333	47.7%
Tax effect of excluded items(1)	21,186		17,686
Adjusted non-GAAP tax expense	$37,217	31.5%	$65,019	36.7%

(1)	Refer to "Operating Income" for details of excluded items. The Company computed the tax effect of excluded items based on non-GAAP pre-tax income.

With respect to the Company’s annual effective tax rate, undistributed net income generated by foreign subsidiaries after October 31, 2015 is no longer considered to be indefinitely invested outside of the U.S. Accordingly, the Company recognized deferred U.S. income taxes on net income generated after October 31, 2015. This change is reflected in the Company’s income tax expense recognized for Fiscal 2015.

The effective tax rate was 29.4% for Fiscal 2015 compared to 47.7% for Fiscal 2014. Excluding certain items, as presented above in the table under "Operating Income," the adjusted non-GAAP effective tax rate was 31.5% for Fiscal 2015 compared to 36.7% for Fiscal 2014. The effective tax rate and the adjusted non-GAAP effective tax rate for Fiscal 2015 reflect discrete benefits of $7.4 million and $5.4 million, respectively, related to a release of a valuation allowance and other discrete tax items.

As of January 30, 2016, the Company had approximately $89.7 million in net deferred tax assets, which included approximately $14.2 million of net deferred tax assets in Japan. The realization of the Company's Japanese net deferred tax assets will depend upon the future generation of sufficient taxable profits Japan. While the Company believes it is more likely than not that these net deferred tax assets will be realized, it is not certain. Should circumstances change, these net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Net Income and Net Income per Share Attributable to A&F

Net income and net income per diluted share attributable to A&F were $35.6 million and $0.51, respectively, for Fiscal 2015 compared to net income and net income per diluted share attributable to A&F of $51.8 million and $0.71, respectively, for Fiscal 2014. Excluding certain items and their tax effects, as presented above under "Operating Income" and "Tax Expense," adjusted non-GAAP net income and net income per diluted share attributable to A&F were $78.0 million and $1.12, respectively, for Fiscal 2015 compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $112.3 million and $1.54, respectively, for Fiscal 2014.

FISCAL 2014 COMPARED TO FISCAL 2013

Net Sales

	Fiscal 2014		Fiscal 2013
(in thousands)	Net Sales	Change in Comparable Sales	Net Sales	Change in Comparable Sales	Net Sales $ Change	Net Sales % Change
Abercrombie(1)	$1,771,299	(5)%	$1,893,955	(9)%	$(122,656)	(6)%
Hollister	1,947,869	(10)%	2,127,816	(14)%	(179,947)	(8)%
Other(2)	24,862	—%	95,126	—%	(70,264)	(74)%
Total net sales	$3,744,030	(8)%	$4,116,897	(11)%	$(372,867)	(9)%

U.S.	$2,408,427	(6)%	$2,659,089	(11)%	$(250,662)	(9)%
International	1,335,603	(12)%	1,457,808	(11)%	(122,205)	(8)%
Total net sales	$3,744,030	(8)%	$4,116,897	(11)%	$(372,867)	(9)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)
Represents net sales from the Company's Gilly Hicks operations. See Note 16, "GILLY HICKS RESTRUCTURING," of the Notes to Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," for additional information on the Company's exit from Gilly Hicks branded stores.

Net sales for Fiscal 2014 decreased 9% compared to Fiscal 2013. The decrease in net sales was attributable to an 8% decrease in comparable sales, the net impact of store openings, closings and remodels, and the adverse effects of changes in foreign currency exchange rates (based on converting prior year sales at current year foreign currency exchange rates) of approximately $19.2 million.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2014		Fiscal 2013
(in thousands)		% of Net Sales		% of Net Sales
Net sales	$3,744,030	100.0%	$4,116,897	100.0%
Cost of sales, exclusive of depreciation and amortization	1,430,460	38.2%	1,541,462	37.4%
Gross profit	$2,313,570	61.8%	$2,575,435	62.6%

Cost of sales, exclusive of depreciation and amortization as a percentage of net sales increased by approximately 80 basis points for Fiscal 2014 compared to Fiscal 2013. The increase in rate was primarily due to increased promotional activity, including shipping promotions in the direct-to-consumer business, partially offset by lower average unit cost.

Stores and Distribution Expense

	Fiscal 2014		Fiscal 2013
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,703,051	45.5%	$1,907,687	46.3%
Lease termination and store closure costs(1)	(5,612)	(0.1)%	—	—%
Profit improvement initiative(2)	(2,723)	(0.1)%	(1,131)	—%
Adjusted non-GAAP stores and distribution expense	$1,694,716	45.3%	$1,906,556	46.3%

(1)	Includes charges related to lease terminations and store closures.

(2)	Includes charges related to the Company's profit improvement initiative.

Stores and distribution expense as a percentage of net sales decreased by approximately 90 basis points for Fiscal 2014 compared to Fiscal 2013. The decrease in rate was primarily due to savings from the profit improvement initiative primarily related to in-store payroll and other controllable stores expenses, partially offset by the deleveraging effect of negative comparable sales and higher direct-to-consumer expense. Excluding certain items, as presented in the above table, adjusted non-GAAP stores and distribution expense as a percent of net sales decreased by approximately 100 basis points for Fiscal 2014 compared to Fiscal 2013.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $108.1 million for Fiscal 2014 compared to $93.4 million for Fiscal 2013.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $52.2 million for Fiscal 2014 compared to $53.9 million for Fiscal 2013.

Shipping and handling costs are included in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Fiscal 2014		Fiscal 2013
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$458,820	12.3%	$481,784	11.7%
Profit improvement initiative(1)	(3,776)	(0.1)%	(12,708)	(0.3)%
Corporate governance matters(2)	(12,644)	(0.3)%	—	—%
Adjusted non-GAAP marketing, general and administrative expense	$442,400	11.8%	$469,076	11.4%

(1)	Includes charges related to the Company's profit improvement initiative.

(2)	Includes legal, advisory and other charges related to certain corporate governance matters.

Marketing, general and administrative expense as a percentage of net sales increased by approximately 60 basis points for Fiscal 2014 compared to Fiscal 2013. The increase in rate was driven primarily by the deleveraging effect of negative comparable sales and an increase in marketing expense, partially offset by a decrease in compensation expense. Excluding certain items, presented in the above table, adjusted non-GAAP marketing, general and administrative expense increased as a percent of net sales by approximately 40 basis points for Fiscal 2014 compared to Fiscal 2013.

Restructuring Charge

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

Asset Impairment

The Company incurred non-cash asset impairment charges of $45.0 million for Fiscal 2014, compared to $46.7 million for Fiscal 2013 related primarily to stores whose asset carrying values were determined not to be recoverable and exceeded fair value. For Fiscal 2014, store-related asset impairment charges are primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine Hollister stores and nine abercrombie kids stores. Additionally, the Company incurred charges of approximately $11.3 million for Fiscal 2014 to record the expected loss on disposal of the plan to sell the Company-owned aircraft.

Other Operating Income, Net

Other operating income, net was $15.2 million for Fiscal 2014 compared to other operating income, net of $23.1 million for Fiscal 2013. Other operating income, net included income of $10.2 million related to insurance recoveries and $5.8 million related to gift card breakage, partially offset by losses of $2.0 million related to foreign currency transactions for Fiscal 2014, compared to income of $9.0 million related to insurance recoveries, $8.8 million related to gift card breakage and $2.9 million related to foreign currency transactions for Fiscal 2013.

Operating Income

	Fiscal 2014		Fiscal 2013
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$113,519	3.0%	$80,823	2.0%
Asset impairment(1)	44,988	1.2%	46,715	1.1%
Corporate governance matters(2)	12,644	0.3%	—	—%
Restructuring charges(3)	8,431	0.2%	81,500	2.0%
Profit improvement initiative(4)	6,499	0.2%	13,839	0.3%
Lease termination and store closure costs(5)	5,612	0.1%	—	—%
Adjusted non-GAAP operating income	$191,693	5.1%	$222,877	5.4%

(1)
Includes impairment charges related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value, and for Fiscal 2014, a fair value adjustment to the Company-owned aircraft.

(2)	Includes legal, advisory and other charges related to certain corporate governance matters.

(3)	Includes restructuring charges associated with the closure of the Gilly Hicks stand-alone stores.

(4)	Includes charges related to the Company's profit improvement initiative.

(5)	Includes charges related to lease terminations and store closures.

Operating income as a percentage of net sales increased by approximately 110 basis points for Fiscal 2014 compared to Fiscal 2013. The year-over-year change in rate was primarily due to the the net year-over-year impact of certain items, as presented above, and expense reduction related to the Company's profit improvement initiative, partially offset by the deleveraging effect of negative comparable sales and investment in direct-to-consumer operations. Excluding certain items, as presented above, adjusted non-GAAP income as a percentage of net sales decreased approximately 30 basis points for Fiscal 2014 compared to Fiscal 2013.

Interest Expense, Net

	Fiscal 2014		Fiscal 2013
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$18,305	0.5%	$11,183	0.3%
Interest income	(3,940)	(0.1)%	(3,637)	(0.1)%
Interest expense, net	$14,365	0.4%	$7,546	0.2%

The increase in interest expense for Fiscal 2014 compared to Fiscal 2013 was primarily due to an increase in the average principal balance and interest rate on debt outstanding.

Tax Expense

	Fiscal 2014		Fiscal 2013
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Tax expense	$47,333	47.7%	$18,649	25.5%
Tax effect of excluded items(1)	17,686		46,063
Adjusted non-GAAP tax expense	$65,019	36.7%	$64,712	30.1%

(1)	Refer to "OPERATING INCOME" for details of excluded items. The Company computed the tax effect of excluded items based on non-GAAP pre-tax income.

The effective tax rate was 47.7% for Fiscal 2014 compared to 25.5% for Fiscal 2013. Excluding certain items, as presented above, the adjusted non-GAAP effective tax rate was 36.7% for Fiscal 2014 compared to 30.1% for Fiscal 2013.

The change in the effective tax rate for Fiscal 2014 as compared to Fiscal 2013 was primarily due to an unfavorable change in the mix of earnings on a jurisdictional basis, a $6.1 million valuation allowance established in 2014 for net operating loss carryforwards for which the Company determined based on evidence it was more likely than not that the associated deferred tax asset would not be realized, as well as a benefit of $6.7 million in Fiscal 2013 resulting from the settlement of certain state tax audits and other discrete matters.
As of January 31, 2015, the Company had approximately $111.0 million in net deferred tax assets, which included approximately $15.9 million of net deferred tax assets related to Japan. The realization of the Company's Japanese net deferred tax assets is dependent upon the future generation of sufficient taxable profits in Japan. While the Company believes it is more likely than not that these net deferred tax assets will be realized, it is not certain. Should circumstances change, these net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would results in additional tax expense.

Net Income and Net Income per Share Attributable to A&F

Net income and net income per diluted share attributable to A&F was $51.8 million and $0.71, respectively, for Fiscal 2014 compared to net income and net income per diluted share attributable to A&F of $54.6 million and $0.69, respectively, for Fiscal 2013. Excluding certain items and their tax effects, as presented above under "OPERATING INCOME" and "TAX EXPENSE," adjusted non-GAAP net income and net income per diluted share attributable to A&F was $112.3 million and $1.54, respectively, for Fiscal 2014 compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $150.6 million and $1.91, respectively, for Fiscal 2013.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of January 30, 2016.

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

As of January 30, 2016, the borrowing base on the ABL Facility was $265.3 million. As of March 24, 2016, the Company had not drawn on the ABL Facility, but had approximately $1.9 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of January 30, 2016 were as follows:

(in thousands)	January 30, 2016	January 31, 2015
Borrowings, gross at carrying amount	$293,250	$299,250
Unamortized discount	(1,929)	(2,786)
Unamortized fees paid to lenders	(5,086)	(3,052)
Borrowings, net	286,235	293,412
Less: short-term portion of borrowings, net of discount and fees	—	(2,102)
Long-term portion of borrowings, net	$286,235	$291,310

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Company prepaid its' scheduled Fiscal 2016 amortization in January 2016. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company's excess cash flows in the preceding fiscal year, depending on the Company's leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights. The Company was not required to make any mandatory prepayments under the Term Loan Facility in Fiscal 2016.

At the Company's option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 30, 2016.

The Company's credit facilities are described in Note 11, "BORROWINGS" of the Notes to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by operating activities was $309.9 million for Fiscal 2015 compared to $312.5 million for Fiscal 2014 and $175.5 million for Fiscal 2013. Significant changes in the underlying drivers of net cash provided by operating activities for Fiscal 2015 as compared to Fiscal 2014 related primarily to changes in accounts payable and accrued expenses and inventories, net. For Fiscal 2015, the Company had a $51.1 million net cash inflow associated with an increase in accounts payable and accrued expenses resulting from the Company's extension of vendor payment terms, as compared to a $37.4 million net cash outflow for Fiscal 2014 associated with a decrease in accounts payable and accrued expenses driven by cash payments related to Gilly Hicks restructuring for Fiscal 2014. The Company also experienced $41.6 million less of a cash inflow from the year-over-year reduction in inventory balances for Fiscal 2015 as compared to Fiscal 2014. The increase in net cash provided by operating activities in Fiscal 2014 from Fiscal 2013 was primarily driven by changes in inventory and accounts payable and accrued expenses.

Investing Activities

Cash outflows for investing activities in Fiscal 2015, Fiscal 2014 and Fiscal 2013 were used primarily for new store construction, store remodels, information technology, and direct-to-consumer and omnichannel capabilities. Fiscal 2015 cash investing activities also included proceeds from the sale of a Company-owned aircraft.

Financing Activities

For Fiscal 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $55.1 million and the repurchase of A&F's Common Stock of $50.0 million. For Fiscal 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F's Common Stock of $285.0 million, the payment of dividends of $57.4 million and the repayment of borrowings of $195.8 million. For Fiscal 2013, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $115.8 million, the repayment of borrowings of $15.0 million and the payment of dividends of $61.9 million. For Fiscal 2014 and Fiscal 2013, cash inflows from financing activities consisted primarily of proceeds from borrowings of $357.0 million and $150.0 million, respectively.

During Fiscal 2015, A&F repurchased approximately 2.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $50.0 million. During Fiscal 2014, A&F repurchased approximately 7.3 million shares of A&F’s Common Stock, of which approximately 3.5 million shares with a market value of approximately $135.0 million were purchased in the open market and approximately 3.8 million shares with an aggregate cost of $150.0 million were purchased pursuant to an accelerated share repurchase agreement. During Fiscal 2013, A&F repurchased approximately 2.4 million shares of A&F's Common Stock in the open market with a market value of $115.8 million. Repurchase of A&F's Common Stock were made pursuant to the A&F Board of Directors' authorizations.

As of January 30, 2016, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

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

As of January 30, 2016, $239.4 million of the Company's $588.6 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or make distributions to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate. As of January 30, 2016, a provision for U.S. income tax has not been recorded on $164.5 million of the cash and equivalents held by foreign affiliates.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $2.3 million in stand-by letters of credit outstanding as of January 30, 2016. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,734,171	$390,166	$570,920	$349,782	$423,303
Long-term debt obligations	293,250	—	6,000	6,000	281,250
Purchase obligations	324,538	255,600	40,094	20,145	8,699
Other obligations (2)	131,522	15,823	31,125	38,462	46,112
Capital lease obligations	2,118	634	1,407	77	—
Totals	$2,485,599	$662,223	$649,546	$414,466	$759,364

(1)
Includes leasehold financing obligations of $47.4 million. Refer to Note 2, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

(2)	Includes estimated interest payments based on the interest rate as of January 30, 2016 and assuming normally scheduled principal payments.

Long-term debt obligations consist of principal payments under the Term Loan Agreement. Refer to Note 11, "BORROWINGS," of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. See Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Leased facilities,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to portions of lease terms that are currently cancelable at the Company's discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $171.7 million in Fiscal 2015.

The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2016 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services including information technology contracts and third-party distribution center service contracts.

Other obligations consist primarily of asset retirement obligations and the Supplemental Executive Retirement Plan. See Note 17, “SAVINGS AND RETIREMENT PLANS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $2.9 million related to uncertain tax positions at January 30, 2016. Deferred taxes are also not included in the preceding table. For further discussion, see Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F's Board of Directors.

STORE ACTIVITY

During the year, the Company opened fifteen international full-price stores, including its first Abercrombie & Fitch store in the United Arab Emirates (UAE), 6 U.S. full-price stores and 9 U.S. outlet stores. In addition, the Company closed 55 U.S. stores and four international stores.

Store count and gross square footage by brand and geography are presented below:

	Abercrombie (1)		Hollister (2)		Total
	United States	International	United States	International	United States	International
February 1, 2014	381	24	458	129	839	153
New	6	8	2	7	8	15
Closed	(26)	—	(27)	(1)	(53)	(1)
January 31, 2015	361	32	433	135	794	167
New	13	7	2	8	15	15
Closed	(34)	—	(21)	(4)	(55)	(4)
January 30, 2016	340	39	414	139	754	178
Gross square feet (in thousands):
January 31, 2015	2,798	560	2,988	1,171	5,786	1,731
January 30, 2016	2,634	619	2,856	1,183	5,490	1,802

(1)
Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine Abercrombie & Fitch stores with abercrombie kids carveouts into one store. The change reduced total stores by eight stores as of January 31, 2015 and by six stores as of February 1, 2014. Excludes one international franchise store as of January 30, 2016.

(2)	Includes seven international Gilly Hicks store closures and one U.S Gilly Hicks store closure during Fiscal 2014. Excludes two international franchise stores as of January 30, 2016.

CAPITAL EXPENDITURES

Capital expenditures totaled $143.2 million, $174.6 million and $163.9 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. A summary of capital expenditures is as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
New store construction, store refreshes and remodels	$71,675	$86,316	$101,404
Home office, distribution centers and information technology	71,524	88,291	62,521
Total capital expenditures	$143,199	$174,607	$163,925

The Company expects capital expenditures in the range of $150 million to $175 million for Fiscal 2016, which will be prioritized toward new stores and store updates, as well as direct-to-consumer and information technology investments to support growth initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, "SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - Recent accounting pronouncements" of the Notes to the Consolidated Financial Statements included in "ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA," of this Annual Report on Form 10-K for recent accounting pronouncements, including the expected dates of adoption and anticipated effects on our Consolidated Financial Statements.

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

The Company believes the following policies are the most critical to the portrayal of the Company’s financial condition and results of operations.

Policy	Effect if Actual Results Differ from Assumptions
Revenue Recognition
The Company reserves for sales returns through estimates based on historical returns experience, recent sales activity and various other assumptions that management believes to be reasonable.	The Company has not made any material changes in the accounting methodology used to determine the sales return reserve over the past three fiscal years.

The Company does not expect material changes to the underlying assumptions used to measure the sales return reserve as of January 30, 2016. However, actual results could vary from estimates and could result in material gains or losses.

Inventory Valuation
The Company reviews inventories on a quarterly basis. The Company reduces the inventory valuation when the carrying cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods, through a lower of cost or market ("LCM") adjustment.

The valuation reserve is established to reduce inventory to its net realizable value based on the Company's consideration of multiple factors and assumptions including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

The Company does not expect material changes to the underlying assumptions used to measure the shrink reserve or the LCM reserve as of January 30, 2016. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross margin.

An increase or decrease in the LCM reserve of 10% would have affected pre-tax income by approximately $2.0 million for Fiscal 2015.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each quarter that reduces the value of inventory for lost or stolen items, based on sales volumes, average unit costs, historical losses and actual shrink results from previous physical inventories.
An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $1.1 million for Fiscal 2015.
Long-lived Assets
Long-lived assets, primarily comprised of leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, other than temporary adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

Impairment loss calculations involve uncertainty due to the nature of the assumptions that management is required to make, including estimating projected cash flows and selecting the discount rate that best reflects the risk inherent in future cash flows. If actual results are not consistent with the estimates and assumptions used, there may be a material impact on the Company's financial condition or results of operation.

As of January 30, 2016, stores that were tested for impairment and not impaired had a net book value of $7.6 million and had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management's expectations for future operations and projected cash flows. The key assumptions used in the Company's undiscounted future cash flow models include sales, gross margin and, to a lesser extent, operating expenses.

An impairment loss would be recognized when these undiscounted future cash flows are less than carrying amount of the asset group. In the circumstance of impairment, the loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets may include projected cash flows and discount rate.

For stores assessed by management as having indicators of impairment, a 10% decrease in the sales assumption used to project future cash flows in the impairment testing performed as of January 30, 2016 would have increased the Fiscal 2015 impairment charge by an insignificant amount.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2015. However, changes in these judgments, assumptions or interpretations may occur and could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2015, the Company had recorded valuation allowances of $1.6 million.

A provision for U.S. income tax has not been recorded on undistributed net income of our non-U.S. subsidiaries earned through October 31, 2015, which the Company has determined to be indefinitely reinvested outside the U.S. Following a corporate restructuring to support omnichannel growth, the Company has provided deferred U.S. income taxes for net income generated after October 31, 2015 from its non-U.S. subsidiaries.

If the Company’s intention or U.S. and/or international tax law changes in the future, there may be a material impact on the provision for income taxes in the period the change occurs. The amount of indefinitely reinvested net income that would be subject to U.S. income tax upon repatriation and for which no U.S. income taxes have been provided is $126.6 million as of January 30, 2016.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Uncertain tax positions are adjusted periodically based on currently available evidence. Changes will impact the income tax provision and the effective tax rate in the period in which an adjustment is made. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of tax expense.

Of the total amount accrued for uncertain tax positions, it is reasonably possible that $1.25 million to $1.75 million could change in the next 12 months due to audit settlements, expiration of statutes of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax laws and/or regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from the amount estimated. In such case, the Company will record an adjustment in the period in which such matters are effectively settled.

Legal Contingencies
The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes reserves for the outcome of litigation where it is probable that a loss has been incurred and such loss is estimable. Significant judgment may be applied in assessing the probability of loss and in estimating the amount of such losses.

Actual liabilities may exceed or be less than the amounts reserved, and there can be no assurance that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Securities

The Company maintains its cash equivalents in financial instruments, primarily money market funds and U.S. treasury bills, with original maturities of three months or less.

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million, $3.2 million and $2.6 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $293.3 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would have an effect on annual interest expense of approximately $1.9 million. This hypothetical analysis for Fiscal 2015 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

Foreign Exchange Rate Risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign currency denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $4.2 million and $10.3 million as of January 30, 2016 and January 31, 2015, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was insignificant as of January 30, 2016 and January 31, 2015. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $13.0 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)

	2015	2014	2013
Net sales	$3,518,680	$3,744,030	$4,116,897
Cost of sales, exclusive of depreciation and amortization	1,361,137	1,430,460	1,541,462
Gross profit	2,157,543	2,313,570	2,575,435
Stores and distribution expense	1,604,214	1,703,051	1,907,687
Marketing, general and administrative expense	470,321	458,820	481,784
Restructuring (benefit) charge	(1,598)	8,431	81,500
Asset impairment	18,209	44,988	46,715
Other operating income, net	(6,441)	(15,239)	(23,074)
Operating income	72,838	113,519	80,823
Interest expense, net	18,248	14,365	7,546
Income before taxes	54,590	99,154	73,277
Income tax expense	16,031	47,333	18,649
Net income	38,559	51,821	54,628
Less: Net income attributable to noncontrolling interests	2,983	—	—
Net income attributable to A&F	$35,576	$51,821	$54,628

Net income per share attributable to A&F
Basic	$0.52	$0.72	$0.71
Diluted	$0.51	$0.71	$0.69

Weighted-average shares outstanding
Basic	68,880	71,785	77,157
Diluted	69,417	72,937	78,666

Dividends declared per share	$0.80	$0.80	$0.80

Other comprehensive loss
Foreign currency translation	$(22,516)	$(77,929)	$(12,683)
Derivative financial instruments, net of tax	(8,523)	15,266	5,054
Other comprehensive loss	(31,039)	(62,663)	(7,629)
Comprehensive income (loss)	7,520	(10,842)	46,999
Less: Comprehensive income attributable to noncontrolling interests	2,983	—	—
Comprehensive income (loss) attributable to A&F	$4,537	$(10,842)	$46,999
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and equivalents	$588,578	$520,708
Receivables	56,868	52,910
Inventories, net	436,701	460,794
Deferred income taxes, net	—	13,986
Other current assets	96,833	116,574
Total current assets	1,178,980	1,164,972
Property and equipment, net	894,178	967,001
Other assets	359,881	373,194
Total assets	$2,433,039	$2,505,167
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$184,175	$141,685
Accrued expenses	321,237	282,736
Short-term portion of deferred lease credits	23,303	26,629
Income taxes payable	5,988	32,804
Short-term portion of borrowings, net	—	2,102
Total current liabilities	534,703	485,956
Long-term liabilities:
Long-term portion of deferred lease credits	89,256	106,393
Long-term portion of borrowings, net	286,235	291,310
Leasehold financing obligations	47,440	50,521
Other liabilities	179,683	181,286
Total long-term liabilities	602,614	629,510
Stockholders' equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of January 30, 2016 and January 31, 2015	1,033	1,033
Paid-in capital	407,029	434,137
Retained earnings	2,530,196	2,550,673
Accumulated other comprehensive loss, net of tax	(114,619)	(83,580)
Treasury stock, at average cost: 35,952 and 33,948 shares at January 30, 2016 and January 31, 2015, respectively	(1,532,576)	(1,512,562)
Total Abercrombie & Fitch Co. stockholders' equity	1,291,063	1,389,701
Noncontrolling interests	4,659	—
Total stockholders' equity	1,295,722	1,389,701
Total liabilities and stockholders' equity	$2,433,039	$2,505,167
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common stock		Paid-in capital	Non-controlling interest	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2013	78,445	$1,033	$403,271	$—	$2,567,261	$(13,288)	24,855	$(1,140,009)	$1,818,268
Net income					54,628				54,628
Purchase of common stock	(2,383)						2,383	(115,806)	(115,806)
Dividends ($0.80 per share)					(61,923)				(61,923)
Share-based compensation issuances and exercises	340		(19,363)		(3,696)		(340)	15,302	(7,757)
Tax effect of share-based compensation issuances and exercises			(3,804)						(3,804)
Share-based compensation expense			53,516						53,516
Net change in unrealized gains or losses on derivative financial instruments						5,054			5,054
Foreign currency translation adjustments						(12,683)			(12,683)
Balance, February 1, 2014	76,402	$1,033	$433,620	$—	$2,556,270	$(20,917)	26,898	$(1,240,513)	$1,729,493
Net income					51,821				51,821
Purchase of common stock	(7,324)						7,324	(285,038)	(285,038)
Dividends ($0.80 per share)					(57,362)				(57,362)
Share-based compensation issuances and exercises	274		(17,884)		(56)		(274)	12,989	(4,951)
Tax effect of share-based compensation issuances and exercises			(4,626)						(4,626)
Share-based compensation expense			23,027						23,027
Net change in unrealized gains or losses on derivative financial instruments						15,266			15,266
Foreign currency translation adjustments						(77,929)			(77,929)
Balance, January 31, 2015	69,352	$1,033	$434,137	$—	$2,550,673	$(83,580)	33,948	$(1,512,562)	$1,389,701
Net income				2,983	35,576				38,559
Purchase of common stock	(2,461)						2,461	(50,033)	(50,033)
Dividends ($0.80 per share)					(55,145)				(55,145)
Share-based compensation issuances and exercises	457		(37,220)		(908)		(457)	30,019	(8,109)
Tax effect of share-based compensation issuances and exercises			(18,247)						(18,247)
Share-based compensation expense			28,359						28,359
Net change in unrealized gains or losses on derivative financial instruments						(8,523)			(8,523)
Foreign currency translation adjustments						(22,516)			(22,516)
Contributions from noncontrolling interests, net				1,676					1,676
Balance, January 30, 2016	67,348	$1,033	$407,029	$4,659	$2,530,196	$(114,619)	35,952	$(1,532,576)	$1,295,722
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	2015	2014	2013
Operating activities
Net income	$38,559	$51,821	$54,628
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	213,680	226,421	235,240
Asset impairment	18,209	47,084	84,655
Loss on disposal	11,082	5,794	16,909
Amortization of deferred lease credits	(28,619)	(38,437)	(45,895)
Provision for (Benefit from) deferred income taxes	7,469	1,676	(41,263)
Share-based compensation	28,359	23,027	53,516
Changes in assets and liabilities
Inventories, net	21,253	62,854	(103,304)
Accounts payable and accrued expenses	51,050	(37,394)	(73,749)
Lessor construction allowances	11,082	13,182	20,523
Income taxes	(45,027)	(34,659)	(55,456)
Other assets	7,967	6,888	44,138
Other liabilities	(25,123)	(15,777)	(14,449)
Net cash provided by operating activities	309,941	312,480	175,493
Investing activities
Purchases of property and equipment	(143,199)	(174,624)	(163,924)
Proceeds from sale of property and equipment	11,109	—	—
Other investing activities	9,523	(450)	(9,937)
Net cash used for investing activities	(122,567)	(175,074)	(173,861)
Financing activities
Purchase of treasury stock	(50,033)	(285,038)	(115,806)
Repayments of borrowings	(6,000)	(195,750)	(15,000)
Proceeds from borrowings	—	357,000	150,000
Other financing activities	4,303	(303)	1,898
Dividends paid	(55,145)	(57,362)	(61,923)
Net cash used for financing activities	(106,875)	(181,453)	(40,831)
Effect of exchange rates on cash	(12,629)	(35,361)	(4,190)
Net increase (decrease) in cash and equivalents	67,870	(79,408)	(43,389)
Cash and equivalents, beginning of period	520,708	600,116	643,505
Cash and equivalents, end of period	$588,578	$520,708	$600,116
Significant non-cash investing activities
Change in accrual for construction in progress	$12,859	$6,525	$10,820
Supplemental information
Cash paid for interest	$16,060	$18,609	$4,565
Cash paid for income taxes, net of refunds	$48,702	$74,685	$116,312
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. ("MAF"), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF's portion of net income presented as net income attributable to noncontrolling interests ("NCI") in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF's portion of equity presented as NCI in the Consolidated Balance Sheets.

The fifty-two week periods ended January 30, 2016 and January 31, 2015 include the correction of certain immaterial errors relating to prior periods. Amounts recorded out-of-period for the fifty-two week period ended January 30, 2016 included a reduction to pre-tax income of $2.0 million and an unrelated tax benefit of $3.2 million. The effect of these corrections increased net income attributable to A&F for the fifty-two weeks ended January 30, 2016 by $1.6 million. Amounts recorded out-of-period for the fifty-two week period ended January 31, 2015 included a reduction to pre-tax income of $2.9 million and an unrelated tax benefit of $0.4 million. The effect of these corrections decreased net income attributable to A&F for the fifty-two weeks ended January 31, 2015 by $2.2 million. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2015” represent the fifty-two week fiscal year ended January 30, 2016; to “Fiscal 2014” represent the fifty-two week fiscal year ended January 31, 2015; and to “Fiscal 2013” represent the fifty-two week fiscal year ended February 1, 2014. In addition, all references herein to “Fiscal 2016” represent the fifty-two week fiscal year that will end on January 28, 2017.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $20.6 million and $14.8 million on January 30, 2016 and January 31, 2015, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

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

Inventories, net

Inventories are valued at the lower of cost or market on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss). The lower of cost or market reserve is based on an analysis of historical experience, composition and aging of the inventory and management's judgment regarding future demand and market conditions.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each period that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink reserve accordingly. See Note 4, “INVENTORIES, NET,” for further discussion.

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

Long-lived assets, primarily comprised of leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, other than temporary adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management's expectations for future operations and projected cash flows. The key assumptions used in the Company's undiscounted future cash flow models include sales, gross margin and, to a lesser extent, operating expenses.
An impairment loss would be recognized when these undiscounted future cash flows are less than carrying amount of the asset group. In the circumstance of impairment, the loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets may include projected cash flows and discount rate. See Note 5, “PROPERTY AND EQUIPMENT, NET,” for further discussion.
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

The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years, assessments of valuation allowances, return-to-provision adjustments, tax-exempt income, the settlement of tax audits and changes in tax legislation and/or regulations.

At the beginning of the fourth quarter of Fiscal 2015, the Company restructured its international operations to support its omnichannel initiatives. As a result of the restructuring, the Company no longer believes that future net income as of the date of the restructuring will be indefinitely reinvested and as such is providing a deferred U.S. income tax liability for the additional taxes due upon a future repatriation.

See Note 10, “INCOME TAXES,” for a discussion regarding the Company’s policies for uncertain tax positions.

Foreign currency translation and transactions

The functional currencies of the Company’s foreign subsidiaries are generally the respective local currencies in the countries in which they operate. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income (Loss). Foreign currency transactions resulted in a loss of $1.5 million for Fiscal 2015, a loss of $2.0 million for Fiscal 2014 and a gain of $2.9 million for Fiscal 2013.

Derivative instruments

See Note 14, “DERIVATIVE INSTRUMENTS.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ equity

At January 30, 2016 and January 31, 2015, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 67.3 million and 69.4 million were outstanding at January 30, 2016 and January 31, 2015, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, of which none were outstanding at January 30, 2016 and January 31, 2015.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

Revenue recognition

The Company recognizes store sales at the time the customer takes possession of the merchandise. Direct-to-consumer sales are recorded based on an estimated date for customer receipt of merchandise, which is based on shipping terms and historical delivery transit times. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as net sales and the related direct shipping and handling costs are classified as stores and distribution expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Sales are recorded net of an allowance for estimated returns, associate discounts, and promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience. The sales return reserve was $8.9 million, $9.5 million and $8.0 million at January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer (recognized as net sales) or when the Company determines that the likelihood of redemption is remote, referred to as gift card breakage (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. The gift card liability was $36.4 million and $36.9 million at January 30, 2016 and January 31, 2015, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates. The Company recognized in other operating income gift card breakage of $4.7 million, $5.8 million and $8.8 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

The Company does not include tax amounts collected as part of the sales transaction in its net sales results.

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization, is primarily comprised of cost incurred to ready inventory for sale, including product costs, freight, and import cost, as well as provisions for reserves for shrink and lower of cost or market. Gains and losses associated with foreign currency exchange contracts related to hedging of inventory purchases are also recognized in cost of sales, exclusive of depreciation and amortization when the inventory being hedged is sold.

Stores and distribution expense

Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as direct-to-consumer expense and distribution center (“DC”) expense.

Shipping and handling costs, including costs incurred to store, move and prepare merchandise for shipment, and costs incurred to physically move merchandise to customers, associated with direct-to-consumer operations, were $115.0 million, $108.1 million and $93.4 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Handling costs, including costs incurred to store, move and prepare merchandise for shipment to stores, were $44.5 million, $52.2 million and $53.9 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. These amounts are recorded in stores and distribution expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs incurred to physically move merchandise to stores is recorded in cost of sales, exclusive of depreciation and amortization in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, general & administrative expense

Marketing, general and administrative expense includes: photography and social media; store marketing; home office compensation, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation; recruiting; samples; and travel expenses.

Restructuring charge

Restructuring charge consists of exit costs and other costs associated with the reorganization of the Company's operations, including employee termination costs, lease contract termination costs, impairment of assets, and any other qualifying exit costs. Costs associated with exit or disposal activities are recorded when the liability is incurred or when such costs are deemed probable and estimable and represent the Company's best estimates.

Other operating income, net

Other operating income, net included income of $2.2 million, $10.2 million and $9.0 million related to insurance recoveries for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively; and income of $4.7 million, $5.8 million and $8.8 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, related to gift card balances whose likelihood of redemption has been determined to be remote.

Advertising costs

Advertising costs are comprised of in-store photography, e-mail distribution and other digital direct advertising and other media advertising and are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of stores and distribution expense. The production of in-store photography and signage are expensed when the marketing campaign commences as a component of marketing, general and administrative expense. All other advertising costs are expensed as incurred as a component of marketing, general and administrative expense. The Company recognized $80.7 million, $84.6 million and $68.1 million in advertising expense in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Leased facilities

The Company leases property for its stores under operating leases. Lease agreements may contain construction allowances, rent escalation clauses and/or contingent rent provisions.

Annual store rent is comprised of a fixed minimum amount and/or contingent rent based on a percentage of sales. For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the lease. For scheduled rent escalation clauses during the lease term, the Company records minimum rental expense on a straight-line basis over the term of the lease on the Consolidated Statements of Operations and Comprehensive Income (Loss). The difference between rent expense and the amounts paid under the lease, less amounts attributable to the repayment of construction allowances recorded as deferred rent, is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The term over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins construction.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets, and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) on a ratable basis over the measurement period when it is determined that achieving the specified levels during the fiscal year is probable. In addition, most leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of rent expense follows:

(in thousands)	2015	2014	2013
Store rent:
Fixed minimum(1)	$404,836	$432,794	$464,937
Contingent	10,161	8,886	8,624
Deferred lease credits amortization	(28,619)	(38,437)	(45,899)
Total store rent expense	386,378	403,243	427,662
Buildings, equipment and other	3,849	4,619	4,987
Total rent expense	$390,227	$407,862	$432,649

(1) Includes lease termination fees of $3.3 million, $12.4 million and $39.2 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Fiscal 2015 includes a benefit of $1.6 million related to better than expected lease exit terms associated with the closure of the Gilly Hicks stand-alone stores. Fiscal 2014 and Fiscal 2013 include lease termination fees of $6.8 million and $39.1 million, respectively, related to the Gilly Hicks restructuring.

At January 30, 2016, the Company was committed to non-cancelable leases with remaining terms of one to 15 years. Excluded from the obligations below are portions of lease terms that are currently cancelable at the Company's discretion without condition. While included in the obligations below, in many instances the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country, which may be subject to lease termination policies. A summary of operating lease commitments, including leasehold financing obligations, under non-cancelable leases follows:

(in thousands)
Fiscal 2016	$388,501
Fiscal 2017	$327,244
Fiscal 2018	$240,877
Fiscal 2019	$193,747
Fiscal 2020	$155,732
Thereafter	$423,303

Leasehold financing obligations

In certain lease arrangements, the Company is involved in the construction of a building and is deemed to be the owner of the construction project. In those instances, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in property and equipment, net, and a corresponding financing obligation in leasehold financing obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company allocates a portion of its rent obligation to the assets which are owned for accounting purposes as a reduction of the financing obligation and interest expense. As of January 30, 2016 and January 31, 2015, the Company had $47.4 million and $50.5 million, respectively, of long-term liabilities related to leasehold financing obligations. Total interest expense related to landlord financing obligations was $5.3 million, $6.2 million and $6.6 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents weighted-average shares outstanding and anti-dilutive shares:

(in thousands)	2015	2014	2013
Shares of common stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(34,420)	(31,515)	(26,143)
Weighted-average — basic shares	68,880	71,785	77,157
Dilutive effect of share-based compensation awards	537	1,152	1,509
Weighted-average — diluted shares	69,417	72,937	78,666
Anti-dilutive shares (1)	8,967	6,144	4,630

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income per diluted share because the impact would have been anti-dilutive.

Share-based compensation

See Note 13, “SHARE-BASED COMPENSATION.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

The following table provides a brief description of recent accounting pronouncements that could affect the Company's financial statements:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Standards adopted
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This standard amends ASC 835, Interest—Imputation of Interest. The amendment provides guidance on the financial statement presentation of debt issuance costs as a direct reduction of a liability when associated with a liability.
		February 1, 2015	The adoption of this guidance impacted the Company's consolidated financial statements by approximately $0.6 million.
ASU 2015-15, Simplifying the Presentation of Debt Issuance Costs
This standard amends ASC 835, Interest—Imputation of Interest. The amendment provides guidance on the financial statement presentation of debt issuance costs associated with line-of-credit arrangements as an asset regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
		August 2, 2015	The adoption of this guidance did not have any impact on the Company's consolidated financial statements.
ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes	This standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.	November 1, 2015	The adoption of this standard resulted in the prospective reclassification of all current deferred tax assets and liabilities to noncurrent in the Company's consolidated balance sheet.
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
ASU 2014-15, Presentation of Financial Statements—Going Concern
This standard requires, for each annual and interim reporting period, an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern.
		January 30, 2016*	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2015-11, Simplifying the Measurement of Inventory
This standard amends ASC 330, Inventory. This amendment applies to inventory measured using first-in, first-out (FIFO) or average cost. Under this amendment, inventory should be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
		January 29, 2017*	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2016-02, Leases
This standard supersedes the leasing requirements in "Leases (Topic 840)." The new ASC guidance requires an entity to recognize lease assets and lease liabilities, classified as operating leases, on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
		Febuary 4, 2019*	The Company is currently evaluating the potential impact of this standard.

* Early adoption is permitted.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$311,349	$—	$—	$311,349
Derivative financial instruments	—	4,166	—	4,166
Total assets measured at fair value	$311,349	$4,166	$—	$315,515

	Assets and Liabilities at Fair Value as of January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$122,047	$—	$—	$122,047
Derivative financial instruments	—	10,293	—	10,293
Total assets measured at fair value	$122,047	$10,293	$—	$132,340

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Disclosures of Fair Value of Other Assets and Liabilities:

The Company’s borrowings under the Company's credit facilities are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding based on market rates for similar types of debt. The inputs used to value the borrowings outstanding are considered to be Level 2 instruments.

The carrying amount and fair value of the Company's term loan facility were as follows:

(in thousands)	January 30, 2016	January 31, 2015
Gross borrowings outstanding, carrying amount	$293,250	$299,250
Gross borrowings outstanding, fair value	$284,453	$295,135

No borrowings were outstanding under the Company's asset-based revolving credit facility as of January 30, 2016 and January 31, 2015. See Note 11, "BORROWINGS," for further discussion of the Company's credit facilities.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORIES, NET

Inventories, net consisted of:

(in thousands)	January 30, 2016	January 31, 2015
Inventories	$466,918	$484,865
Less: Lower of cost or market reserve	(19,616)	(12,707)
Less: Shrink reserve	(10,601)	(11,364)
Inventories, net	$436,701	$460,794

The inventory balance, net of reserves, included inventory in transit from vendors of $71.7 million and $56.1 million at January 30, 2016 and January 31, 2015, respectively. Inventory in transit is considered to be merchandise owned by the Company that has not yet been received at a Company distribution center.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 30, 2016	January 31, 2015
Land	$37,451	$37,473
Buildings	287,081	286,820
Furniture, fixtures and equipment	682,013	653,929
Information technology	479,269	427,879
Leasehold improvements	1,283,613	1,338,206
Construction in progress	19,875	49,836
Other	3,135	3,107
Total	$2,792,437	$2,797,250
Less: Accumulated depreciation and amortization	(1,898,259)	(1,830,249)
Property and equipment, net	$894,178	$967,001

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

In Fiscal 2015, the Company incurred non-cash asset impairment charges of $18.2 million as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Hong Kong.

In Fiscal 2014, the Company incurred non-cash asset impairment charges of $45.0 million, excluding impairment charges incurred in connection with the Gilly Hicks restructuring, as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine abercrombie kids stores and nine Hollister stores. Additionally, in connection with the Company's plan to sell its corporate aircraft, the asset was classified as available-for-sale and the Company incurred charges of approximately $11.3 million to record the expected loss on the disposal of the asset. The fair value of the Company's corporate aircraft was determined using a market approach utilizing level 2 inputs.

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

The Company had $37.3 million and $40.1 million of construction project assets in property and equipment, net at January 30, 2016 and January 31, 2015, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

6. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	January 30, 2016	January 31, 2015
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$96,567	$93,424
Money market funds	23	24
Total Rabbi Trust assets	$96,590	$93,448

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million, $3.2 million and $2.6 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

7. OTHER ASSETS

Other assets consisted of:

(in thousands)	January 30, 2016	January 31, 2015
Rabbi Trust	$96,590	$93,448
Deferred tax assets	89,677	96,999
Long-term deposits	64,098	64,415
Intellectual property	28,057	27,943
Long-term supplies	25,475	31,565
Restricted cash	20,581	14,835
Prepaid income tax on intercompany items	7,344	9,968
Other	28,059	34,021
Other assets	$359,881	$373,194

Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies and construction materials. Intellectual property primarily includes trademark assets associated with the Company's international operations, consisting of finite-lived and indefinite-lived intangible assets of approximately $14.4 million and $13.7 million, respectively, as of January 30, 2016, and finite-lived and indefinite-lived intangible assets of approximately $15.3 million and $12.6 million, respectively, as of January 31, 2015. The Company's finite-lived intangible assets are amortized over a useful life of 10 to 20 years. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banking commitments and deposits into trust accounts to conform to standard insurance security requirements. Other includes prepaid leases and various other assets.

8. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 30, 2016	January 31, 2015
Accrued payroll and related costs	$60,464	$56,384
Gift card liability	36,384	36,936
Accrued taxes	37,203	34,629
Construction in progress	43,129	30,661
Accrued rent	24,739	25,607
Other	119,318	98,519
Accrued expenses	$321,237	$282,736

Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll related costs. Other accrued expenses include expenses incurred but not yet paid related to outside services associated with store and home office operations.

9. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following:

(in thousands)	January 30, 2016	January 31, 2015
Deferred lease credits	$472,279	$490,452
Amortized deferred lease credits	(359,720)	(357,430)
Total deferred lease credits, net	112,559	133,022
Less: short-term portion of deferred lease credits	(23,303)	(26,629)
Long-term portion of deferred lease credits	$89,256	$106,393

10. INCOME TAXES

Income before taxes was comprised of:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Domestic	$8,412	$100,115	$37,325
Foreign	46,178	(961)	35,952
Total	$54,590	$99,154	$73,277

Domestic income above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties, including those related to international direct-to-consumer operations and interest through October 31, 2015.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for tax expense consisted of:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal	$(3,124)	$21,287	$52,579
State	(434)	1,944	(4,988)
Foreign	12,120	28,614	17,851
	8,562	51,845	65,442
Deferred:
Federal	9,224	8,971	(36,732)
State	3,297	1,783	(4,606)
Foreign	(5,052)	(15,266)	(5,455)
	7,469	(4,512)	(46,793)
Total provision	$16,031	$47,333	$18,649

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax effect	4.6	4.3	(4.1)
Foreign taxation of non-U.S. operations	(10.2)	5.4	2.0
U.S. taxation of non-U.S. operations	20.0	—	—
Net change in valuation allowances	(8.7)	6.6	0.1
Audit and other adjustments to prior years' accruals	(8.7)	(1.3)	(5.6)
Statutory tax rate and law changes	4.2	0.2	—
Permanent items	(4.6)	(1.1)	—
Credit items	(2.3)	(1.2)	(2.8)
Other items, net	0.1	(0.2)	0.9
Total	29.4%	47.7%	25.5%

The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company's effective tax rate as income tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company's effective tax rate will be greater at lower levels of consolidated pre-tax income (loss). The taxation of non-U.S. operations line item in the table above excludes items related to the Company's non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2015, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was primarily related to the Company's subsidiaries in Australia, Switzerland and Hong Kong. For Fiscal 2015, the Company's Australian subsidiary incurred pre-tax losses of $4.9 million, with no jurisdictional tax effect, related to the closure of the Company’s Australian operations. For Fiscal 2015, the Company’s Swiss subsidiary earned pre-tax income of $1.9 million with a jurisdictional effective tax rate of negative 745%. The Swiss jurisdictional effective tax rate included the impact of the Company’s omnichannel restructuring as well as the release of a valuation allowance. For Fiscal 2015, the Company's subsidiary in Hong Kong incurred pre-tax losses of $6.8 million with a jurisdictional effective tax rate of 15.8%, slightly below the statutory tax rate of 16.5%.

For Fiscal 2014, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was primarily related to the Company's Australian and Swiss subsidiaries. For Fiscal 2014, the Company's Australian subsidiary incurred pre-tax losses of $8.4 million with a jurisdictional effective tax rate of negative 5.6%. The Australian jurisdictional effective tax rate included the impact of the closure of the Company's Australian operations. For Fiscal 2014, the Company's Swiss subsidiary incurred pretax losses of $2.6 million with a jurisdictional effective tax rate of negative 218.4%. The Swiss jurisdictional effective tax rate included the impact of the establishment of a valuation allowance.

For Fiscal 2013, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was primarily related to the Company's Japanese subsidiary. For Fiscal 2013, the Company's Japanese subsidiary reported $3.4 million of pretax income with a jurisdictional effective tax rate of 127.8%, which included the impact of discrete tax items.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 30, 2016	January 31, 2015
Deferred tax assets:
Deferred compensation	$62,679	$83,157
Accrued expenses and reserves	19,862	17,695
Rent	36,929	38,881
Net operating losses (NOL) and credit carryforwards	14,248	14,897
Investments in subsidiaries	2,895	—
Other	619	1,403
Valuation allowances	(1,643)	(6,730)
Total deferred tax assets	$135,589	$149,303
Deferred tax liabilities:
Property, equipment and intangibles	$(20,708)	$(16,059)
Inventory	(9,480)	(11,332)
Store supplies	(6,054)	(7,046)
Prepaid expenses	(3,653)	(2,438)
Undistributed net income of non-U.S. subsidiaries	(4,390)	—
Other	(1,011)	(1,424)
Total deferred tax liabilities	(45,296)	(38,299)
Net deferred income tax assets	$90,293	$111,004

Accumulated other comprehensive (loss) is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax liability of $1.7 million and a deferred tax liability of $1.6 million as of January 30, 2016 and January 31, 2015, respectively. Accordingly, these deferred taxes are not reflected in the table above.

As of January 30, 2016, the Company had deferred tax assets related to foreign and state NOL of $13.2 million and $0.2 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryovers will begin to expire in 2017 and a portion of state NOL will begin to expire in 2021. Some foreign NOL have an indefinite carryforward period.

As of January 30, 2016, the Company had deferred tax assets related to state credit carryforwards of $0.9 million, net of valuation allowances that could be utilized to reduce future years’ tax liabilities. If not utilized, the credit carryforwards will begin to expire in 2017. The utilization of credit carryforwards may be limited in a given year.

The Company believes it is more likely than not that NOL and credit carryforwards would reduce future years’ tax liabilities in various states and certain foreign jurisdictions less any associated valuation allowance. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive (Loss) Income. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. While the Company does not expect material adjustments to the total amount of valuation allowances within the next 12 months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Uncertain tax positions, beginning of the year	$3,212	$4,182	$11,116
Gross addition for tax positions of the current year	13	152	449
Gross addition for tax positions of prior years	598	33	30
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(986)	(348)	(2,880)
Settlements during the period	(64)	(4)	(3,936)
Changes in judgment/ excess reserve	(318)	(803)	(597)
Uncertain tax positions, end of year	$2,455	$3,212	$4,182

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of the above uncertain tax positions at January 30, 2016, January 31, 2015 and February 1, 2014, which would impact the Company’s effective tax rate if recognized, was $2.5 million, $3.2 million and $4.2 million, respectively.

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. During Fiscal 2015, the Company recognized a $0.9 million benefit related to net interest and penalties, compared to a $0.2 million benefit recognized during Fiscal 2014. Interest and penalties of $0.5 million were accrued at the end of Fiscal 2015, compared to $1.4 million accrued at the end of Fiscal 2014.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2015 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2014 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company's financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease in the range of $1.3 million to $1.8 million due to settlements of audits and expiration of statutes of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 30, 2016, a provision for U.S. income tax has not been recorded on approximately $126.6 million of unremitted net income generated through the third quarter of Fiscal 2015 of non-U.S. subsidiaries that the Company has determined to be indefinitely reinvested outside the U.S. The potential U.S. deferred income tax liability if the foreign net income were to be repatriated in the future, net of any foreign income or withholding taxes previously paid, is approximately $25 million. Unremitted net income of $20.8 million generated after October 31, 2015 is not considered to be invested indefinitely, and the Company has recorded $4.4 million of deferred U.S. income taxes on this net income.

11. BORROWINGS

Asset-Based Revolving Credit Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. ("A&F Management") as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement. The agreement, as amended, provides for a senior secured revolving credit facility of up to $400 million (the "ABL Facility"), subject to a borrowing base, with a letter of credit sub-limit of $100 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019.

Obligations under the ABL Facility are unconditionally guaranteed by A&F and certain of its subsidiaries. The ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets. The ABL Facility is also secured by a second-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property.

Amounts borrowed under the ABL Facility bear interest, at the Company's option, at either an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or an alternate base rate plus a margin of 0.25% to 0.75% per annum. The initial applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the ABL Facility are 1.50% and 0.50% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

No borrowings were outstanding under the ABL Facility as of January 30, 2016.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Facility

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which, as amended, provides for a term loan facility of $300 million (the "Term Loan Facility" and, together with the ABL Facility, the "2014 Credit Facilities"). A portion of the proceeds of the Term Loan Facility was used to repay the outstanding balance of approximately $127.5 million under the Company's 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company's 2011 Credit Agreement and to pay fees and expenses associated with the transaction.

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities.

The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of January 30, 2016 and January 31, 2015 were as follows:

(in thousands)	January 30, 2016	January 31, 2015
Borrowings, gross at carrying amount	$293,250	$299,250
Unamortized discount	(1,929)	(2,786)
Unamortized fees paid to lenders	(5,086)	(3,052)
Borrowings, net	286,235	293,412
Less: short-term portion of borrowings, net of discount and fees	—	(2,102)
Long-term portion of borrowings, net	$286,235	$291,310

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company's excess cash flows in the preceding fiscal year, depending on the Company's leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights. The Company was not required to make any mandatory prepayments under the Term Loan Facility in Fiscal 2016.
A summary of future minimum payments under the Term Loan facility is as follows:

(in thousands)
Fiscal 2016(1)	$—
Fiscal 2017	$3,000
Fiscal 2018	$3,000
Fiscal 2019	$3,000
Fiscal 2020	$3,000
Thereafter	$281,250

(1)	The Company prepaid its regularly scheduled Fiscal 2016 principal payments in January 2016.

All obligations under the Term Loan Facility are unconditionally guaranteed by A&F and certain of its subsidiaries. The Term Loan Facility is secured by a first-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property. The Term Loan Facility is also secured by a second-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets, with certain exceptions.

At the Company's option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 30, 2016.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company was in compliance with the covenants under the 2014 Credit Facilities as of January 30, 2016.

12. OTHER LIABILITIES

Other liabilities consisted of:

(in thousands)	January 30, 2016	January 31, 2015
Accrued straight-line rent	$90,445	$99,108
Deferred compensation	48,058	56,244
Other	41,180	25,934
Other liabilities	$179,683	$181,286

Deferred compensation includes the Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 17, “SAVINGS AND RETIREMENT PLANS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

13. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $28.4 million, $23.0 million and $53.5 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The Company also recognized $10.6 million, $8.6 million and $20.3 million in tax benefits related to share-based compensation for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of estimated forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the performance period of the awards' requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered an excess tax benefit and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the windfall pool of excess tax benefits, with any remainder recognized as tax expense. The Company’s windfall pool of excess tax benefits as of January 30, 2016, is sufficient to fully absorb any shortfall which may develop associated with awards currently outstanding.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures was $5.6 million, $2.6 million and $2.3 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of January 30, 2016, the Company had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

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

Plans

As of January 30, 2016, the Company had two primary share-based compensation plans: the 2005 LTIP, under which the Company grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company and non-associate members of the Company's Board of Directors, and the 2007 LTIP, under which the Company grants stock appreciation rights, restricted stock units and performance share awards to associates of the Company. The Company also has four other share-based compensation plans under which it granted stock options and restricted stock units to associates of the Company and non-associate members of the the Company's Board of Directors in prior years.

The 2007 LTIP, a stockholder-approved plan, permits the Company to annually grant awards covering up to 2.0 million of underlying shares of the Company's Common Stock for each type of award, per eligible participant, plus any unused annual limit from prior years. The 2005 LTIP, a stockholder-approved plan, permits the Company to annually grant awards covering up to 250,000 of underlying shares of the Company's Common Stock for each award type to any associate of the Company (other than the Chief Executive Officer (the "CEO")) who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, at the time of the grant, plus any unused annual limit from prior years. In addition, any non-associate director of the Company is eligible to receive awards under the 2005 LTIP. Under both plans, stock appreciation rights and restricted stock units vest primarily over four years for associates, while performance share awards are primarily earned and vest over the performance period. Under the 2005 LTIP, restricted stock units typically vest after approximately one year for non-associate directors of the Company. Under both plans, stock options have a ten-year term and stock appreciation rights have up to a ten-year term, subject to forfeiture under the terms of the plans. The plans provide for accelerated vesting if there is a change of control and certain additional conditions are met as defined in the plans.

Stock Options

The following table summarizes stock option activity for Fiscal 2015:

	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	328,100	$64.64
Granted	—	—
Exercised	—	—
Forfeited or expired	(57,100)	72.16
Outstanding at January 30, 2016	271,000	$63.05	$354,740	1.8
Stock options exercisable at January 30, 2016	271,000	$63.05	$354,740	1.8

The Company did not grant any stock options during Fiscal 2015, Fiscal 2014 and Fiscal 2013. The total intrinsic value of stock options exercised was insignificant during Fiscal 2015, Fiscal 2014, and Fiscal 2013.

The grant date fair value of stock options that vested was insignificant during Fiscal 2015, Fiscal 2014, and Fiscal 2013.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2016, there was no unrecognized compensation cost related to currently outstanding stock options.
Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2015:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 31, 2015	8,953,675	$40.28
Granted	715,858	21.71
Exercised	(1,550,000)	22.23
Forfeited or expired	(2,818,418)	36.58
Outstanding at January 30, 2016	5,301,115	$45.02	$2,827,754	3.6
Stock appreciation rights exercisable at January 30, 2016	4,288,337	$48.75	$11,657	2.3
Stock appreciation rights expected to become exercisable in the future as of January 30, 2016	897,471	$29.73	$2,352,008	8.6

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

The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were as follows:

	Executive Officers			All Other Associates
	2015	2014	2013	2015	2014	2013
Grant date market price	$22.46	$35.08	$46.57	$22.42	$37.05	$43.86
Exercise price	$22.46	$35.49	$46.57	$22.42	$37.22	$43.86
Fair value	$9.11	$12.85	$20.34	$8.00	$12.92	$16.17
Assumptions:
Price volatility	49%	49%	61%	49%	50%	53%
Expected term (years)	6.1	4.9	4.7	4.3	4.1	4.1
Risk-free interest rate	1.5%	1.6%	0.7%	4.2%	1.4%	0.7%
Dividend yield	1.7%	2.0%	1.8%	1.7%	1.9%	1.8%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of January 30, 2016, there was $12.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months.

The total intrinsic value of stock appreciation rights exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $4.3 million, $1.5 million and $8.5 million, respectively. The grant date fair value of stock appreciation rights that vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $4.9 million, $7.4 million and $83.7 million, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2015:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2015	1,566,272	$37.84	205,420	$32.06	36,374	$40.13
Granted	1,117,321	20.68	113,331	20.10	113,337	19.04
Adjustments for performance achievement	—	—	(28,250)	36.14	—	—
Vested	(637,837)	37.01	(48,668)	38.24	—	—
Forfeited	(374,159)	31.37	(56,333)	29.05	(32,000)	21.07
Unvested at January 30, 2016	1,671,597	$28.13	185,500	$23.42	117,711	$25.00

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying common stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For an award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria. Unvested shares related to restricted stock units with performance vesting conditions are reflected at 100% of their target vesting amount in the table above.

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

As of January 30, 2016, there was $47.1 million, $3.1 million, and $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months, 13 months, and 12 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for Fiscal 2015, Fiscal 2014 and Fiscal 2013 follows:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Service-based restricted stock units:
Total grant date fair value of awards granted	$23,101	$33,075	$23,192
Total grant date fair value of awards vested	23,608	17,078	14,535

Performance-based restricted stock units:
Total grant date fair value of awards granted	$2,278	$4,709	$10,814
Total grant date fair value of awards vested	1,861	515	515

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,158	$3,756	$—
Total grant date fair value of awards vested	—	—	—

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2015 and Fiscal 2014 were as follows:

	Fiscal 2015	Fiscal 2014
Grant date market price	$22.46	$36.20
Fair value	$19.04	$40.42
Assumptions:
Price volatility	45%	49%
Expected term (years)	2.8	2.7
Risk-free interest rate	0.9%	0.8%
Dividend yield	3.5%	2.2%
Average volatility of peer companies	34.0%	36.0%
Average correlation coefficient of peer companies	0.3288	0.3704

14. DERIVATIVE INSTRUMENTS

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

For derivative instruments that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative instrument are recognized in earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income (loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. The ineffective portion of the derivative instrument gain or loss is recognized in current period earnings. The effectiveness of the hedge is assessed based on changes in the fair value attributable to changes in spot prices. The changes in the fair value of the derivative instrument related to the changes in the difference between the spot price and the forward price are excluded from the assessment of hedge effectiveness and are also recognized in current period earnings. If the cash flow hedge relationship is terminated, the derivative instrument gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative instrument gains or losses are immediately recognized in earnings.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated inter-company inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated inter-company receivables. Fluctuations in exchange rates will either increase or decrease the Company’s inter-company equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss ("AOCL"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of January 30, 2016 will be recognized in cost of sales, exclusive of depreciation and amortization over the next twelve months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of January 30, 2016, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$94,700
British pound	$22,029
Canadian dollar	$8,617

(1)	Amounts are reported in U.S. Dollars equivalent as of January 30, 2016.

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

As of January 30, 2016, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$8,714
Switzerland franc	$3,933

(1)	Amounts are reported in U.S. Dollars equivalent as of January 30, 2016.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	January 30, 2016	January 31, 2015	Location	January 30, 2016	January 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,097	$10,283	Accrued expenses	$—	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$69	$10	Accrued expenses	$—	$—
Total	Other current assets	$4,166	$10,293	Accrued expenses	$—	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for Fiscal 2015 and Fiscal 2014 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Fiscal 2015	Fiscal 2014
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$751	$2,537

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
(in thousands)	January 30, 2016	January 31, 2015		January 30, 2016	January 31, 2015		January 30, 2016	January 31, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$7,204	$16,572	Cost of sales, exclusive of depreciation and amortization	$15,596	$440	Other operating income, net	$242	$215

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for Fiscal 2015 was as follows:

	Fiscal 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive income (loss) before reclassifications	7,204	(22,623)	(15,419)
Reclassified from accumulated other comprehensive (loss) income(1)	(15,596)	—	(15,596)
Tax effect on other comprehensive income (loss)	(131)	107	(24)
Other comprehensive income (loss)	(8,523)	(22,516)	(31,039)
Ending balance at January 30, 2016	$4,577	$(119,196)	$(114,619)

(1)
For Fiscal 2015, a gain was reclassified from other comprehensive income (loss) to the cost of sales, exclusive of depreciation and amortization line item on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, a foreign currency translation loss related to the Company's dissolution of its Australian operations was reclassified to other operating income, net.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in accumulated other comprehensive loss for Fiscal 2014 was as follows:

	Fiscal 2014
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance February 1, 2014	$(2,166)	$(18,751)	$(20,917)
Other comprehensive income (loss) before reclassifications	16,572	(76,891)	(60,319)
Reclassified from accumulated other comprehensive (loss) income(1)	(440)	—	(440)
Tax effect on other comprehensive income (loss)	(866)	(1,038)	(1,904)
Other comprehensive income (loss)	15,266	(77,929)	(62,663)
Ending balance at January 31, 2015	$13,100	$(96,680)	$(83,580)

(1)
For Fiscal 2014, a gain was reclassified from other comprehensive income (loss) to the cost of sales, exclusive of depreciation and amortization line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for Fiscal 2013 was as follows:

	Fiscal 2013
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

(1)
For Fiscal 2013, a gain was reclassified from other comprehensive income (loss) to the cost of sales, exclusive of depreciation and amortization line item on the Consolidated Statement of Operations and Comprehensive Income (Loss).

16. GILLY HICKS RESTRUCTURING

As previously announced, on November 1, 2013, A&F’s Board of Directors approved the closure of the Company’s 24 stand-alone Gilly Hicks stores. The Company substantially completed the store closures in the first quarter of Fiscal 2014.

Below is a summary of the aggregate pre-tax charges incurred through January 30, 2016 related to the closure of the Gilly Hicks branded stores:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013	Total
Lease terminations and store closure (benefits) costs	$(1,598)	$5,998	$42,667	$47,067
Asset impairment	—	2,096	37,940	40,036
Other	—	337	893	1,230
Total (benefits) charges	$(1,598)	$8,431	$81,500	$88,333

Costs associated with exit or disposal activities are recorded when the liability is incurred. During Fiscal 2015, the Company's liability related to the Gilly Hicks restructuring decreased from approximately $6.0 million to approximately $2.1 million, as of January 30, 2016, as a result of lease termination benefits and cash payments applied against the liability.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $15.4 million, $13.8 million and $18.3 million for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

18. SEGMENT REPORTING

During the first quarter of Fiscal 2015, the Company substantially completed its transition to a branded organizational structure. In conjunction with the change, the Company determined its brand-based operating segments to be Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands, and Hollister. These operating segments have similar economic characteristics, class of consumers, products and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company's net sales by operating segment for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Abercrombie	$1,640,992	$1,771,299	$1,893,955
Hollister	1,877,688	1,947,869	2,127,816
Other (1)	—	24,862	95,126
Total	$3,518,680	$3,744,030	$4,116,897

(1)	Represents net sales from the Company's Gilly Hicks operations. See Note 16, "GILLY HICKS RESTRUCTURING," for additional information on the Company's exit from Gilly Hicks branded stores.

The following table provides the Company’s net sales by geographic area for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$2,282,040	$2,408,427	$2,659,089
Europe	832,923	959,981	1,116,781
Other	403,717	375,622	341,027
Total	$3,518,680	$3,744,030	$4,116,897

The following table provides the Company’s long-lived assets by geographic area for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$548,983	$556,967	$580,610
Europe	263,977	332,435	446,345
Other	109,275	105,542	135,373
Total	$922,235	$994,944	$1,162,328

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of January 30, 2016, the Company had accrued charges of approximately $19 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2015 and Fiscal 2014 are presented below. See “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Annual Report on Form 10-K for information regarding items included below that could affect comparability between quarter results.

(in thousands, except per share amounts)
Fiscal Quarter 2015	First	Second	Third	Fourth
Net sales	$709,422	$817,756	$878,572	$1,112,930
Gross profit	$411,549	$509,862	$559,787	$676,345
Net income (loss)	$(63,246)	$612	$42,285	$58,908
Net income (loss) attributable to A&F(2)(4)	$(63,246)	$(810)	$41,891	$57,741
Net income (loss) per diluted share attributable to A&F(1)	$(0.91)	$(0.01)	$0.60	$0.85

(in thousands, except per share amounts)
Fiscal Quarter 2014	First	Second	Third	Fourth
Net sales	$822,428	$890,605	$911,453	$1,119,544
Gross profit	$511,659	$552,956	$567,070	$681,885
Net income (loss)	$(23,671)	$12,877	$18,227	$44,388
Net income (loss) attributable to A&F(3)(5)	$(23,671)	$12,877	$18,227	$44,388
Net income (loss) per diluted share attributable to A&F(1)	$(0.32)	$0.17	$0.25	$0.63

(1)
Net income (loss) per diluted share for each of the quarters was computed using the weighted average number of shares outstanding during the quarter while the full year is computed using the average of the weighted average number of shares outstanding each quarter; therefore, the sum of the quarters may not equal the total for the year.

(2)
Net income (loss) attributable to A&F for Fiscal 2015 included certain items related to inventory write-down, asset impairment, legal settlement charges, store fixture disposal, the Company’s profit improvement initiative, lease termination and store closure costs and restructuring. These items adversely impacted in net income (loss) attributable to A&F by $26.1 million, $9.4 million and $16.0 million for the first, second and fourth quarters of Fiscal 2015, respectively, and increased net income attributable to A&F by $9.0 million for the third quarter of Fiscal 2015.

(3)
Net income (loss) attributable to A&F for Fiscal 2014 included certain items related to asset impairment, the Company’s profit improvement initiative, lease termination and store closure costs, restructuring and corporate governance matters. These items adversely impacted net income (loss) attributable to A&F by $10.7 million, $1.2 million, $12.2 million and $36.4 million for the first, second, third and fourth quarters of Fiscal 2015, respectively.

(4)
Net income (loss) attributable to A&F for Fiscal 2015 included the correction of certain errors relating to prior periods. The impact of the amounts recorded out-of-period resulted in a decrease in net income attributable to A&F of $2.6 million and $1.9 million for the second and fourth quarters of Fiscal 2015, respectively, and an increase in net income attributable to A&F of $1.2 million for the third quarter of Fiscal 2015. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

(5)
Net income (loss) attributable to A&F for Fiscal 2014 included the correction of certain errors relating to prior periods. The impact of the amounts recorded out-of-period adversely impacted net income (loss) attributable to A&F by $0.9 million, $0.9 million, $0.8 million and $0.1 million for the first, second, third and fourth quarters of Fiscal 2014, respectively. The Company does not believe these corrections were material to any current or prior interim or annual periods that were affected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 28, 2016

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 30, 2016. The Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 30, 2016, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 30, 2016 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 30, 2016, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 30, 2016 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended January 30, 2016 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016 and from the text under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” at the end of "ITEM 1. BUSINESS" in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Code of Business Conduct and Ethics

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the "Corporate Governance" page of the Company's website at www.abercrombie.com, accessible through the "Investors" page.

Audit and Finance Committee

Information concerning A&F's Audit and Finance Committee, including the determination that the Audit and Finance Committee has at least one "audit committee financial expert" (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the caption "PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit and Finance Committee," in A&F's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 16, 2016.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016. These procedures have not materially changed from those described in A&F's definitive Proxy Statement for the Annual Meeting of Stockholders held on June 18, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation and Organization Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Information regarding the number of securities to be issued and remaining available under equity compensation plans of the Company as of January 30, 2016 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence”, “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Leadership Structure”and "PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board" in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Consolidated Balance Sheets at January 30, 2016 and January 31, 2015.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

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

Exhibit No.	Document
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

3.5
Amended and Restated Certificate of Incorporation of A&F, reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

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

3.9
Amended and Restated Bylaws of A&F reflecting amendments through the date of this Annual Report in Form 10-K, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.
10.1*
Abercrombie & Fitch Co. Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 18, 2012 (File No. 001-12107).

10.2*
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors (reflects amendments through January 30, 2003 and the two-for-one stock split distributed June 15, 1999 to stockholders of record on May 25, 1999), incorporated herein by reference to Exhibit 10.3 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.3*
Abercrombie & Fitch Co. 2002 Stock Plan for Associates (as amended and restated May 22, 2003), incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.4*
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

10.5*
Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of said Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) [terms to govern "amounts deferred" (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning before January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.6*
Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts "deferred" (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.7*
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

10.8*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II) — as authorized by the Compensation Committee of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II [terms to govern amounts "deferred" (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

10.9*
Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.10*
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates after November 28, 2004 and before March 6, 2006, incorporated herein by reference to Exhibit 10.20 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.11*
Form of Stock Option Agreement used for grants under the Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors after November 28, 2004 and before June 13, 2007, incorporated herein by reference to Exhibit 10.22 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2004 (File No. 001-12107).

10.12*
Form of Stock Option Agreement (Nonstatutory Stock Options) used for grants under the Abercrombie & Fitch Co. 2002 Stock Plan for Associates on or after March 6, 2006 and before June 13, 2007, incorporated herein by reference to Exhibit 10.36 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.13*	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
10.14*
Form of Stock Option Agreement (Nonstatutory Stock Option) used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan prior to March 6, 2006, incorporated herein by reference to Exhibit 99.4 to A&F’s Current Report on Form 8-K dated and filed August 19, 2005 (File No. 001-12107).

10.15*	Summary of Terms of the Annual Restricted Stock Unit Grants made to the Non-Associate Directors of A&F under the 2005 Long-Term Incentive in Fiscal 2015.
10.16*	Summary of Compensation Structure for Non-Associate Directors of A&F for Fiscal 2015.
10.17*
Form of Stock Option Agreement (Nonstatutory Stock Option) for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.33 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.18*
Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.19*
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.20*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.21*
Form of Stock Option Agreement used to evidence the grant of nonstatutory stock options to associates (employees) of A&F and its subsidiaries under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan (formerly known as the Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan) after August 21, 2007, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 27, 2007 (File No. 001-12107).

10.22*
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

10.23*
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

10.24*	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.
10.25*
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

10.26*
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

10.27*
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

10.28*
Abercrombie & Fitch Co. Directors' Deferred Compensation Plan (Plan II) — as authorized by the Board of Directors of A&F on December 17, 2007, to become one of two plans following the division of the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (as amended and restated May 22, 2003) into two separate plans effective January 1, 2005 and to be named Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II) [terms to govern "amounts deferred" (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005 and any earnings thereon], incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

10.29*
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

10.30*
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

10.31*
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

10.32*
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

10.33*
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

10.34*
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

10.35*
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

10.36*
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

10.37*
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

10.38*
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

10.39*
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

10.40*
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

10.41*
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.42*
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.43*
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.44*
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.45*
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.46*
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.47*
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.8 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.48*
Form of Stock Appreciation Right Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.49*
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.50*
Form of Restricted Stock Unit Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.51*
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award is to form all or part of the consideration for the execution by associates of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.52*
Form of Performance Share Award Agreement to be used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.53*
Form of Performance Share Award Agreement to be used for grants of awards to participants involved in the profit improvement initiative under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award will not be associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.54*
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

10.55*
Employment Offer, accepted June 10, 2014, between Christos E. Angelides and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 10, 2014 (File No. 001-12107).

10.56
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

10.57
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

10.58
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

10.59
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

10.60
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement), incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.61
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement), incorporated herein by reference to Exhibit 10.8 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.62
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent,” incorporated herein by reference to Exhibit 10.9 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.63*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.64
First Amendment to Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as the Lead Borrower, and the other Borrowers and Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-12107).

10.65
First Amendment to Term Loan Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as Borrower, Abercrombie & Fitch Co., as Parent, and the other Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.5 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-12107).

10.66*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.67*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K filed December 9, 2014 (File No. 001-12107).

10.68*
Agreement entered into between Abercrombie & Fitch Management Co. and Jonathan E. Ramsden as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed July 9, 2015 (File No. 001-12107).

10.69*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat, Christos E. Angelides and Fran Horowitz as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K, dated and filed July 9, 2015 (File No. 001-12107).

10.70*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Robert E. Bostrom as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015 (File No. 001-12107).

10.71*
Agreement entered into between Abercrombie & Fitch Management Co. and Joanne C. Crevoiserat as of October 15, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.72*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to A&F's Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.73*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F's Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.74*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015.

21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1
Certifications by Interim Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
101
The following materials from A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (ii) Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Annual Report on Form 10-K.

**	These certifications are furnished.

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

ABERCROMBIE & FITCH CO.

Date: March 28, 2016	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2016.

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

*
The undersigned, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities as indicated and on March 28, 2016.

By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Attorney-in-fact

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 30, 2016

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.
10.15*	Summary of Terms of the Annual Restricted Stock Unit Grants made to the Non-Associate Directors of A&F under the 2005 Long-Term Incentive in Fiscal 2015.
10.16*	Summary of Compensation Structure for Non-Associate Directors of A&F for Fiscal 2015.
10.74*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015.

21.1	List of Subsidiaries of A&F
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1
Certifications by Interim Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Interim Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (ii) Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Annual Report on Form 10-K.