Form 10-Q
period 2016-04-30
ABERCROMBIE & FITCH CO /DE/
filed 2016-06-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 2, 2016
$.01 Par Value	67,616,833 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$685,483	$709,422
Cost of sales, exclusive of depreciation and amortization	259,762	297,873
Gross profit	425,721	411,549
Stores and distribution expense	369,118	391,638
Marketing, general and administrative expense	114,447	107,533
Restructuring benefit	—	(1,598)
Asset impairment	—	6,133
Other operating income, net	(2,933)	(1,960)
Operating loss	(54,911)	(90,197)
Interest expense, net	4,506	4,639
Loss before taxes	(59,417)	(94,836)
Income tax benefit	(20,787)	(31,590)
Net loss	(38,630)	(63,246)
Less: Net income attributable to noncontrolling interests	957	—
Net loss attributable to A&F	$(39,587)	$(63,246)

Net loss per share attributable to A&F
Basic	$(0.59)	$(0.91)
Diluted	$(0.59)	$(0.91)

Weighted-average shares outstanding
Basic	67,625	69,510
Diluted	67,625	69,510

Dividends declared per share	$0.20	$0.20

Other comprehensive income (loss)
Foreign currency translation, net of tax	$20,425	$(15)
Derivative financial instruments, net of tax	(9,955)	(5,420)
Other comprehensive income (loss)	10,470	(5,435)
Comprehensive loss	(28,160)	(68,681)
Less: Comprehensive income attributable to noncontrolling interests	957	—
Comprehensive loss attributable to A&F	$(29,117)	$(68,681)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	April 30, 2016	January 30, 2016
Assets
Current assets:
Cash and equivalents	$490,975	$588,578
Receivables	61,690	56,868
Inventories, net	435,663	436,701
Other current assets	106,200	96,833
Total current assets	1,094,528	1,178,980
Property and equipment, net	886,346	894,178
Other assets	363,308	359,881
Total assets	$2,344,182	$2,433,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$157,024	$184,175
Accrued expenses	294,303	321,237
Short-term portion of deferred lease credits	23,298	23,303
Income taxes payable	2,287	5,988
Short-term portion of borrowings, net	733	—
Total current liabilities	477,645	534,703
Long-term liabilities:
Long-term portion of deferred lease credits	87,492	89,256
Long-term portion of borrowings, net	285,882	286,235
Leasehold financing obligations	50,733	47,440
Other liabilities	187,635	179,683
Total long-term liabilities	611,742	602,614
Stockholders' equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of April 30, 2016 and January 30, 2016	1,033	1,033
Paid-in capital	395,764	407,029
Retained earnings	2,476,943	2,530,196
Accumulated other comprehensive loss, net of tax	(104,149)	(114,619)
Treasury stock, at average cost: 35,695 and 35,952 shares at April 30, 2016 and January 30, 2016, respectively	(1,519,935)	(1,532,576)
Total Abercrombie & Fitch Co. stockholders' equity	1,249,656	1,291,063
Noncontrolling interests	5,139	4,659
Total stockholders' equity	1,254,795	1,295,722
Total liabilities and stockholders' equity	$2,344,182	$2,433,039

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Operating activities
Net loss	$(38,630)	$(63,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,866	53,291
Asset impairment	—	6,133
Loss on disposal	1,287	1,716
Amortization of deferred lease credits	(6,506)	(7,694)
Benefit from deferred income taxes	(21,195)	(31,285)
Share-based compensation	6,599	6,855
Changes in assets and liabilities
Inventories, net	3,547	19,855
Accounts payable and accrued expenses	(63,748)	(32,909)
Lessor construction allowances	1,881	370
Income taxes	(5,414)	(29,495)
Return of long-term lease deposit	22,801	—
Other assets	(9,775)	(7,977)
Other liabilities	(17,996)	(9,397)
Net cash used for operating activities	(76,283)	(93,783)
Investing activities
Purchases of property and equipment	(25,983)	(29,917)
Proceeds from sale of property and equipment	4,098	—
Net cash used for investing activities	(21,885)	(29,917)
Financing activities
Repayments of borrowings	—	(750)
Dividends paid	(13,471)	(13,871)
Other financing activities	203	12
Net cash used for financing activities	(13,268)	(14,609)
Effect of exchange rates on cash	13,833	821
Net decrease in cash and equivalents	(97,603)	(137,488)
Cash and equivalents, beginning of period	588,578	520,708
Cash and equivalents, end of period	$490,975	$383,220
Significant non-cash investing activities
Change in accrual for construction in progress	$(21)	$8,856
Supplemental information
Cash paid for interest	$3,763	$3,832
Cash paid for income taxes, net of refunds	$15,969	$34,952

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

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. ("MAF"), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2016” and “Fiscal 2015” represent the fifty-two week fiscal years ending on January 28, 2017 and January 30, 2016, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of April 30, 2016, and for the thirteen week periods ended April 30, 2016 and May 2, 2015, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2015 filed with the SEC on March 28, 2016. The January 30, 2016 consolidated balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2016.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could affect the Company's financial statements:

Accounting Standards Update (ASU)	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
This update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.
		February 4, 2018	The Company is currently evaluating the method of adoption and the impact that this standard will have on its consolidated financial statements.
ASU 2015-11, Simplifying the Measurement of Inventory
This update amends ASC 330, Inventory. The new guidance applies to inventory measured using first-in, first-out (FIFO) or average cost. Under this amendment, inventory should be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		January 29, 2017*	The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.
ASU 2016-02, Leases
This update supersedes the leasing requirements in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
		Febuary 3, 2019*	The Company is currently evaluating the method of adoption and the impact that this standard will have on its consolidated financial statements.
ASU 2016-04, Liabilities—Extinguishments of Liabilities	This update amends ASC 405, Liabilities. The new guidance allows entities to estimate a value on gift cards that are not expected to be redeemed and recognize that amount immediately in earnings.	February 4, 2018*	The Company is currently evaluating the potential impact of this standard.
ASU 2016-09, Compensation—Stock Compensation
This update amends ASC 718, Compensation. Under the new guidance, simplified measures will be used for accounting for income taxes, identifying statutory tax withholding thresholds, and classifying tax effects and taxes paid related to stock compensation. This guidance also allows for entities to make a policy election to estimate forfeitures or account for them when they occur.
		January 29, 2017*	The Company is currently evaluating the potential impact of this standard.

* Early adoption is permitted.

2. NET LOSS PER SHARE

Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015
Shares of common stock issued	103,300	103,300
Weighted-average treasury shares	(35,675)	(33,790)
Weighted-average — basic shares	67,625	69,510
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	67,625	69,510
Anti-dilutive shares (1)	7,954	12,151

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of April 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$167,295	$—	$—	$167,295
Derivative financial instruments	—	538	—	538
Total assets	$167,295	$538	$—	$167,833
Liabilities:
Derivative financial instruments	$—	$7,039	$—	$7,039

	Assets at Fair Value as of January 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$311,349	$—	$—	$311,349
Derivative financial instruments	—	4,166	—	4,166
Total assets	$311,349	$4,166	$—	$315,515

The level 2 assets and liabilities consist of derivative financial instruments, primarily forward foreign currency exchange contracts. The fair value of forward foreign currency exchange contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings:

The Company’s borrowings under the Company's credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding based on market rates for similar types of debt, which are considered to be Level 2 inputs.

The carrying amount and fair value of the Company's term loan facility were as follows:

(in thousands)	April 30, 2016	January 30, 2016
Gross borrowings outstanding, carrying amount	$293,250	$293,250
Gross borrowings outstanding, fair value	$288,851	$284,453

No borrowings were outstanding under the Company's senior secured revolving credit facility as of April 30, 2016 or January 30, 2016.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	April 30, 2016	January 30, 2016
Property and equipment, at cost	$2,831,851	$2,792,437
Less: Accumulated depreciation and amortization	(1,945,505)	(1,898,259)
Property and equipment, net	$886,346	$894,178

Long-lived assets, primarily comprised of property and equipment, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results, and undiscounted projected cash flows.

For any of the Company's store-related assets that fail the recoverability test, fair value is determined at the individual store level, primarily using a discounted cash flow model that utilizes Level 3 inputs. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, is used to determine the fair value by asset type.

The Company had $39.1 million and $37.3 million of construction project assets in property and equipment, net at April 30, 2016 and January 30, 2016, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

5. INCOME TAXES

The Company’s quarterly tax provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in law, regulations, and administrative practices, and relative impact of non-deductible and discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax income (loss).

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $6.6 million for the thirteen weeks ended April 30, 2016, and $6.9 million for the thirteen weeks ended May 2, 2015. The Company also recognized tax benefits related to share-based compensation of $2.5 million for the thirteen weeks ended April 30, 2016, and $2.3 million for the thirteen weeks ended May 2, 2015.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended April 30, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	271,000	$63.05
Granted	—	—
Exercised	(2,000)	22.87
Forfeited or expired	(17,700)	67.13
Outstanding at April 30, 2016	251,300	$63.08	$377,400	1.7
Stock options exercisable at April 30, 2016	251,300	$63.08	$377,400	1.7

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended April 30, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	5,301,115	$45.02
Granted	—	—
Exercised	(9,533)	22.46
Forfeited or expired	(44,121)	30.08
Outstanding at April 30, 2016	5,247,461	$45.23	$2,783,085	3.3
Stock appreciation rights exercisable at April 30, 2016	4,522,532	$48.05	$536,048	2.5
Stock appreciation rights expected to become exercisable in the future as of April 30, 2016	636,179	$28.00	$1,886,958	8.6

As of April 30, 2016, there was $7.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months.

The grant date fair value of stock appreciation rights that vested during the thirteen weeks ended April 30, 2016 and May 2, 2015 was $3.7 million and $3.9 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirteen weeks ended April 30, 2016:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2016	1,671,597	$28.13	185,500	$23.42	117,711	$25.00
Granted	725,483	29.56	94,217	29.31	94,224	38.22
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(368,345)	35.00	(31,875)	36.11	—	—
Forfeited	(27,434)	30.60	(3,458)	25.34	(2,334)	19.04
Unvested at April 30, 2016	2,001,301	$27.37	244,384	$24.01	209,601	$31.01

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

As of April 30, 2016, there was $46.3 million, $3.2 million and $5.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 18 months, 17 months and 16 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the thirteen weeks ended April 30, 2016 and May 2, 2015 follows:

(in thousands)	April 30, 2016	May 2, 2015
Service-based restricted stock units:
Total grant date fair value of awards granted	$21,445	$13,776
Total grant date fair value of awards vested	12,892	12,993

Performance-based restricted stock units:
Total grant date fair value of awards granted	$2,762	$2,278
Total grant date fair value of awards vested	1,151	1,861

Market-based restricted stock units:
Total grant date fair value of awards granted	$3,601	$2,158
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended April 30, 2016 and May 2, 2015 were as follows:

	April 30, 2016	May 2, 2015
Grant date market price	$31.67	$22.46
Fair value	$38.22	$19.04
Assumptions:
Price volatility	44%	45%
Expected term (years)	2.8	2.8
Risk-free interest rate	1.1%	0.9%
Dividend yield	2.5%	3.5%
Average volatility of peer companies	34.4%	34.0%
Average correlation coefficient of peer companies	0.3382	0.3288

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss ("AOCL"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of April 30, 2016 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of April 30, 2016, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$112,748
British pound	$20,885
Canadian dollar	$17,848
Japanese yen	$7,012

(1)	Amounts are reported in U.S. Dollars equivalent as of April 30, 2016.

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

As of April 30, 2016, the Company had outstanding the following foreign currency forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$11,326
Swiss franc	$4,114

(1)	Amounts are reported in U.S. Dollars equivalent as of April 30, 2016.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of April 30, 2016 and January 30, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	April 30, 2016	January 30, 2016	Location	April 30, 2016	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$538	$4,097	Accrued expenses	$6,845	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$69	Accrued expenses	$194	$—
Total	Other current assets	$538	$4,166	Accrued expenses	$7,039	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen weeks ended April 30, 2016 and May 2, 2015 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended
		April 30, 2016	May 2, 2015
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$(1,777)	$160

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015		April 30, 2016	May 2, 2015		April 30, 2016	May 2, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(9,382)	$219	Cost of sales, exclusive of depreciation and amortization	$2,305	$6,036	Other operating income, net	$355	$35

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen weeks ended April 30, 2016 was as follows:

	Thirteen Weeks Ended April 30, 2016
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 30, 2016	$4,577	$(119,196)	$(114,619)
Other comprehensive (loss) income before reclassifications	(9,382)	25,660	16,278
Reclassified from accumulated other comprehensive loss (1)	(2,305)	—	(2,305)
Tax effect	1,732	(5,235)	(3,503)
Other comprehensive (loss) income	(9,955)	20,425	10,470
Ending balance at April 30, 2016	$(5,378)	$(98,771)	$(104,149)

(1)
For the thirteen weeks ended April 30, 2016, a loss was reclassified from accumulated other comprehensive loss to the cost of sales, exclusive of depreciation and amortization line item on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 2, 2015 was as follows:

	Thirteen Weeks Ended May 2, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive income (loss) before reclassifications	219	(15)	204
Reclassified from accumulated other comprehensive loss (2)	(6,036)	—	(6,036)
Tax effect	397	—	397
Other comprehensive loss	(5,420)	(15)	(5,435)
Ending balance at May 2, 2015	$7,680	$(96,695)	$(89,015)

(2)
For the thirteen weeks ended May 2, 2015, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

9. SEGMENT REPORTING

The Company has two operating segments: Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands; and Hollister. These operating segments have similar economic characteristics, class of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company's net sales by operating segment for the thirteen weeks ended April 30, 2016 and May 2, 2015.

	Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015
Abercrombie	$323,336	$339,752
Hollister	362,147	369,670
Total	$685,483	$709,422

The following table provides the Company’s net sales by geographic area for the thirteen weeks ended April 30, 2016 and May 2, 2015.

	Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015
United States	$425,429	$448,889
Europe	161,457	166,084
Other	98,597	94,449
Total	$685,483	$709,422

10. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of April 30, 2016, the Company had accrued charges of approximately $20 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2016” represent the fifty-two week fiscal year that will end on January 28, 2017, and to “Fiscal 2015” represent the fifty-two week fiscal year that ended January 30, 2016.

For the first quarter of Fiscal 2016, net sales decreased 3% to $685.5 million from $709.4 million for the first quarter of Fiscal 2015. The gross profit rate for the first quarter of Fiscal 2016 was 62.1% compared to 58.0% for the first quarter of Fiscal 2015. Operating loss was $54.9 million for the first quarter of Fiscal 2016 compared to $90.2 million for the first quarter of Fiscal 2015. Net loss and net loss per diluted share attributable to A&F was $39.6 million and $0.59, respectively, for the first quarter of Fiscal 2016, compared to net loss and net loss per diluted share attributable to A&F of $63.2 million and $0.91, respectively, for the first quarter of Fiscal 2015.
There were no non-GAAP adjustments for the first quarter of Fiscal 2016. Excluding certain items for the first quarter of Fiscal 2015, adjusted non-GAAP gross profit rate was 61.8%, operating loss was $52.3 million, and net loss and net loss per diluted share attributable to Abercrombie & Fitch Co. was $37.2 million and $0.53, respectively.
As of April 30, 2016, the Company had $491.0 million in cash and equivalents, and $293.3 million in gross borrowings outstanding under its term loan facility. Net cash used by operating activities was $76.3 million for the thirteen weeks ended April 30, 2016. The Company also used cash of $26.0 million for capital expenditures and $13.5 million to pay dividends during the thirteen weeks ended April 30, 2016.

The Company believes that the non-GAAP financial measures presented in this "ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" are useful to investors as they provide the ability to measure the Company’s operating performance as compared to historical periods, excluding the effect of certain items which the Company believes do not reflect its future operating outlook. Management used these non-GAAP financial measures during the periods presented to assess the Company's performance and to develop expectations for future operating performance. In addition, the Company provides certain financial information on a constant currency basis to enhance investors' understanding of underlying business trends and operating performance. These non-GAAP financial measures should be used in conjunction with, not as an alternative to, the Company's GAAP financial results. Such financial measures are presented on both a GAAP and non-GAAP basis under "RESULTS OF OPERATIONS," with excluded items specifically identified.

The tables below reconcile GAAP financial measures to non-GAAP financial measures for the thirteen weeks ended May 2, 2015.

	May 2, 2015
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit rate	58.0%	3.8%	61.8%
Operating loss	$(90,197)	$37,854	$(52,343)
Net loss attributable to A&F	$(63,246)	$26,072	$(37,174)
Net loss per diluted share attributable to A&F	$(0.91)	$0.38	$(0.53)

(1)	Refer to "RESULTS OF OPERATIONS" for details on excluded items.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

CURRENT TRENDS AND OUTLOOK

Our results for the first quarter of Fiscal 2016 reflect significant traffic headwinds, particularly in international markets and in our U.S. flagship and tourist stores. We were, however, encouraged by our core U.S. business, where comparable sales improved, excluding our flagship and tourist stores, and gross margin rate increased meaningfully on a cross-branded basis. Overall, our business remained well controlled, with our assortment and customer-centricity efforts driving improved conversion across all segments, and expense and inventory well managed.

Our ongoing efforts to improve our business are focused on:

•	Putting the customer at the center of everything we do.

•	Delivering compelling and differentiated assortments.

•	Defining clear positionings for our brands.

•	Optimizing our brand reach and channel performance.

•	Continuing to improve efficiency and reduce expense.

•	Ensuring we are organized to succeed.

We believe we are taking the right steps to both manage our business at a challenging time and position it for profitable growth.

For Fiscal 2016, we expect:

•	Comparable sales to remain challenging in the second quarter, but to improve in the second half of the year.

•	Adverse effects from foreign currency exchange rates on sales and operating income.

•	A gross margin rate up slightly to last year's rate of 61.9%, but down modestly in the second quarter.

•
Operating expense dollars to be approximately flat to last year, with investments in marketing, store management and omnichannel offset by savings from expense reduction efforts. Based on the timing of these investments, we expect operating expense dollars in the second quarter to be up 2% to 3% over last year.

•	An effective tax rate in the mid-to-upper 30s.

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

We expect capital expenditures in the range of $150 million to $175 million for the full year.

We plan to open approximately 15 new stores in Fiscal 2016, including approximately 10 in international markets, primarily China, and approximately five in the U.S. We also plan to open six new outlet stores, primarily in the U.S. In addition, we anticipate closing up to 60 stores in the U.S. during the fiscal year through natural lease expirations.

Excluded from our outlook are the effects of certain potential items, including, but not limited to, insurance recoveries, impairments and other items.

RESULTS OF OPERATIONS

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, were as follows:

	Abercrombie (1)(2)		Hollister (3)		Total
	United States	International	United States	International	United States	International
January 30, 2016	340	39	414	139	754	178
New	1	—	—	2	1	2
Closed	(7)	—	(3)	—	(10)	—
April 30, 2016	334	39	411	141	745	180
Gross square feet (in thousands):
April 30, 2016	2,561	619	2,834	1,195	5,395	1,814

	Abercrombie (1)		Hollister		Total
	United States	International	United States	International	United States	International
January 31, 2015	361	32	433	135	794	167
New	3	1	—	2	3	3
Closed	(10)	—	(1)	—	(11)	—
May 2, 2015	354	33	432	137	786	170
Gross square feet (in thousands):
May 2, 2015	2,728	565	2,979	1,184	5,707	1,749

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Excludes one international franchise store as of April 30, 2016 and January 30, 2016.

(3)	Excludes two international franchise stores as of April 30, 2016 and January 30, 2016.

Net Sales

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$323,336	(8)%	$339,752	(9)%	$(16,416)	(5)%
Hollister	362,147	—%	369,670	(6)%	(7,523)	(2)%
Total net sales	$685,483	(4)%	$709,422	(8)%	$(23,939)	(3)%

U.S.	$425,429	(2)%	$448,889	(7)%	$(23,460)	(5)%
International	260,054	(7)%	260,533	(9)%	(479)	—%
Total net sales	$685,483	(4)%	$709,422	(8)%	$(23,939)	(3)%

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

Net sales for the first quarter of Fiscal 2016 decreased 3% compared to the first quarter of Fiscal 2015. The decrease in net sales was largely attributable a 4% decrease in comparable sales.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$259,762	37.9%	$297,873	42.0%
Inventory write-down(1)	—	—%	(26,861)	(3.8)%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$259,762	37.9%	$271,012	38.2%

Gross profit	$425,721	62.1%	$411,549	58.0%
Inventory write-down(1)	—	—%	26,861	3.8%
Adjusted non-GAAP gross profit	$425,721	62.1%	$438,410	61.8%

(1)
Includes a write-down of the value of inventory to reflect a reduced net realizable value, as the Company elected to accelerate the disposition of certain merchandise that no longer supported the Company's brand positioning strategy.

Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 410 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. The decrease in rate was primarily due to a $26.9 million inventory write-down in the first quarter of Fiscal 2015. Excluding the $26.9 million charge in the first quarter of Fiscal 2015, adjusted non-GAAP cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 30 basis points for the first quarter of Fiscal 2016 compared to first quarter of Fiscal 2015.

Stores and Distribution Expense

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$369,118	53.8%	$391,638	55.2%
Charges related to the Company's profit improvement initiative	—	—%	(709)	(0.1)%
Store fixture disposal	—	—%	(1,381)	(0.2)%
Lease termination and store closure costs	—	—%	(2,598)	(0.4)%
Adjusted non-GAAP stores and distribution expense	$369,118	53.8%	$386,950	54.5%

Stores and distribution expense as a percentage of net sales decreased by approximately 140 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. The decrease as a percentage of net sales was primarily due to expense reduction efforts, partially offset by higher direct-to-consumer expense and the deleveraging effect from negative comparable sales. Excluding certain items, presented in the table above, adjusted non-GAAP stores and distribution expense as a percentage of net sales decreased by approximately 70 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015.

Shipping and handling costs, including costs incurred to store, move and prepare the products for shipment and costs incurred to physically move the product to the customer, associated with direct-to-consumer operations were $22.8 million for the thirteen weeks ended April 30, 2016 compared to $22.0 million for the thirteen weeks ended May 2, 2015.

Handling costs, including costs incurred to store, move and prepare the products for shipment to stores, were $10.4 million for the thirteen weeks ended April 30, 2016 compared to $11.0 million for the thirteen weeks ended May 2, 2015.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$114,447	16.7%	$107,533	15.2%
Profit improvement initiative	—	—%	(1,770)	(0.2)%
Adjusted non-GAAP marketing, general and administrative expense	$114,447	16.7%	$105,763	14.9%

Marketing, general and administrative expense as a percentage of net sales increased by approximately 150 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. The increase in rate was primarily due to higher legal, marketing and other expenses and the deleveraging effect from negative comparable sales. Excluding certain items, presented in the table above, adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 180 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015.

Restructuring Benefit

Benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million for the first quarter of Fiscal 2015.

Asset Impairment

The Company incurred non-cash asset impairment charges of $6.1 million for the first quarter of Fiscal 2015 related to a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

Other Operating Income, Net

Other operating income, net for the first quarter of Fiscal 2016 was $2.9 million and included income of approximately $1.5 million related to foreign currency transactions. Other operating income, net for the first quarter of Fiscal 2015 was $2.0 million and included income of approximately $1.1 million related to foreign currency transactions.

Operating Loss

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(54,911)	(8.0)%	$(90,197)	(12.7)%
Inventory write-down(1)	—	—%	26,861	3.8%
Asset impairment	—	—%	6,133	0.9%
Lease termination and store closures costs	—	—%	2,598	0.4%
Profit improvement initiative	—	—%	2,479	0.3%
Store fixture disposal	—	—%	1,381	0.2%
Restructuring benefit	—	—%	(1,598)	(0.2)%
Adjusted non-GAAP operating loss	$(54,911)	(8.0)%	$(52,343)	(7.4)%

(1)	Includes an inventory write-down charge related to a decision to accelerate the disposition of certain aged merchandise.

Operating loss as a percentage of net sales decreased by approximately 470 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015. The decrease in rate was primarily driven by the net year-over-year impact of certain items presented in the above table, partially offset by the deleveraging effect from negative comparable sales. Excluding certain items, presented in the table above, adjusted non-GAAP operating loss as a percentage of sales increased by approximately 60 basis points for the first quarter of Fiscal 2016 compared to the first quarter of Fiscal 2015.

Interest Expense, Net

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,613	0.8%	$5,667	0.8%
Interest income	(1,107)	(0.2)%	(1,028)	(0.1)%
Interest expense, net	$4,506	0.7%	$4,639	0.7%

Income Tax Benefit

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(20,787)	35.0%	$(31,590)	33.3%
Tax effect of excluded items(1)	—		11,782
Adjusted non-GAAP income tax benefit	$(20,787)	35.0%	$(19,808)	34.8%

(1)	Refer to "Operating Loss" for details of excluded items. The Company computed the tax effect of excluded items based on non-GAAP pre-tax loss.

The effective tax rate was 35.0% for the first quarter of Fiscal 2016 compared to 33.3% for the first quarter of Fiscal 2015. The effective tax rate for the thirteen weeks ended April 30, 2016 increased relative to the prior year due to the recognition of deferred U.S. income taxes on net income generated after October 31, 2015. Excluding certain items, as presented above in the table under "Operating Loss," the adjusted non-GAAP effective tax rate was 34.8% for the first quarter of Fiscal 2015.

Net Loss and Net Loss per Share Attributable to A&F

Net loss and net loss per diluted share attributable to A&F were $39.6 million and $0.59, respectively, for the first quarter of Fiscal 2016 compared to net loss and net loss per diluted share attributable to A&F of $63.2 million and $0.91, respectively, for the first quarter of Fiscal 2015. Excluding certain items, as presented above under "Operating Loss," and "Income Tax Benefit," adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $37.2 million and $0.53, respectively, for the first quarter of Fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters ("Fall"). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operating expenses throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of April 30, 2016.

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

As of April 30, 2016, the borrowing base on the ABL Facility was $279.8 million. As of June 2, 2016, the Company had not drawn on the ABL Facility, but had approximately $2.0 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company's Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of April 30, 2016 were as follows:

(in thousands)	April 30, 2016	May 2, 2015
Borrowings, gross at carrying amount	$293,250	$298,500
Unamortized discount	(2,250)	(2,679)
Unamortized fees paid to lenders	(4,385)	(3,466)
Borrowings, net	286,615	292,355
Less: short-term portion of borrowings, net	(733)	(2,017)
Long-term portion of borrowings, net	$285,882	$290,338

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of April 30, 2016.

Operating Activities

Net cash used by operating activities was $76.3 million for the thirteen weeks ended April 30, 2016 compared to $93.8 million for the thirteen weeks ended May 2, 2015. The year-over-year change in cash flow associated with operating activities was primarily the result of the return of a $22.8 million long-term lease deposit and a $19.0 million decrease in cash paid for income taxes, partially offset by incentive compensation payments in the first quarter of 2016.

Investing Activities

Cash outflows for investing activities for the thirteen weeks ended April 30, 2016 and May 2, 2015 were used primarily for new construction, store updates, information technology, and direct-to-consumer and omnichannel capabilities.

Financing Activities

For the thirteen weeks ended April 30, 2016, cash outflows for financing activities consisted primarily of the payment of dividends of $13.5 million. For the thirteen weeks ended May 2, 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $13.9 million.

As of April 30, 2016, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

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

The Company expects total capital expenditures for Fiscal 2016 to be in the range of $150 million to $175 million, primarily for new stores, store remodels and direct-to-consumer and IT investments to support growth initiatives.

The Company may continue to repurchase shares of its Common Stock and would anticipate funding these cash requirements utilizing free cash flow generated from operations or proceeds from its existing credit facilities.

As of April 30, 2016, $272.1 million of the Company's $491.0 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or make distributions to A&F's stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate. As of April 30, 2016, a provision for U.S. income tax has not been recorded on $186.1 million of the cash and equivalents held by foreign affiliates which is considered indefinitely invested in foreign operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing ABL Facility. The Company had $2.0 million in stand-by letters of credit outstanding as of April 30, 2016. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended April 30, 2016, there were no material changes in the contractual obligations as of January 30, 2016, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, "BASIS OF PRESENTATION--RECENT ACCOUNTING PRONOUNCEMENTS" of the Notes to Condensed Consolidated Financial Statements included in "ITEM 1. FINANCIAL STATEMENTS," of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2015. We discuss our critical accounting estimates in "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", in our Annual Report on Form 10-K for Fiscal 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2015.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2015, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2016 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended April 30, 2016 and May 2, 2015, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of April 30, 2016 and January 30, 2016, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $293.3 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $1.9 million. This hypothetical analysis for the fifty-two weeks ending January 28, 2017 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

Foreign Exchange Rate Risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $0.5 million and $4.2 million as of April 30, 2016 and January 30, 2016, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $7.0 million as of April 30, 2016. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $18.1 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2016. The Interim Principal Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 30, 2016 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of April 30, 2016, the Company had accrued charges of approximately $20 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of April 30, 2016 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended April 30, 2016:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
January 31, 2016 through February 27, 2016	1,216	$25.99	—	6,503,656
February 28, 2016 through April 2, 2016	130,005	$31.20	—	6,503,656
April 3, 2016 through April 30, 2016	4,913	$30.93	—	6,503,656
Total	136,134	$31.14	—	6,503,656

(1)
All of the 136,134 shares of A&F’s Common Stock purchased during the thirteen weeks ended April 30, 2016 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended April 30, 2016 pursuant to A&F's publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2016*
10.2
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated May 23, 2016 and filed on the same date (File No. 1-12107) (the "May 23, 2016 Form 8-K)

10.3
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Stacia Andersen, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the May 23, 2015 Form 8-K

10.4	Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to the May 23, 2015 Form 8-K
10.5
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.4 to the May 23, 2015 Form 8-K

31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; (ii) Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 6, 2016	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2016*
10.2
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated May 23, 2016 and filed on the same date (File No. 1-12107) (the "May 23, 2016 Form 8-K)

10.3
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Stacia Andersen, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the May 23, 2015 Form 8-K

10.4	Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to the May 23, 2015 Form 8-K
10.5
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.4 to the May 23, 2015 Form 8-K

31.1
Certifications by Chief Operating Officer (Interim Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Chief Operating Officer (Interim Principal Executive Officer) and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; (ii) Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.