Form 10-Q
period 2016-07-30
ABERCROMBIE & FITCH CO /DE/
filed 2016-09-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 1, 2016
$.01 Par Value	67,661,309 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$783,160	$817,756	$1,468,643	$1,527,178
Cost of sales, exclusive of depreciation and amortization	306,053	307,894	565,815	605,767
Gross profit	477,107	509,862	902,828	921,411
Stores and distribution expense	382,917	389,193	752,035	780,831
Marketing, general and administrative expense	111,719	119,846	226,166	227,379
Restructuring benefit	—	—	—	(1,598)
Asset impairment	6,356	—	6,356	6,133
Other operating income, net	(13,080)	(1,139)	(16,013)	(3,099)
Operating (loss) income	(10,805)	1,962	(65,716)	(88,235)
Interest expense, net	4,741	4,567	9,247	9,206
Loss before taxes	(15,546)	(2,605)	(74,963)	(97,441)
Income tax benefit	(3,515)	(3,217)	(24,302)	(34,807)
Net (loss) income	(12,031)	612	(50,661)	(62,634)
Less: Net income attributable to noncontrolling interests	1,098	1,422	2,055	1,422
Net loss attributable to A&F	$(13,129)	$(810)	$(52,716)	$(64,056)

Net loss per share attributable to A&F
Basic	$(0.19)	$(0.01)	$(0.78)	$(0.92)
Diluted	$(0.19)	$(0.01)	$(0.78)	$(0.92)

Weighted-average shares outstanding
Basic	67,944	69,713	67,785	69,612
Diluted	67,944	69,713	67,785	69,612

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(7,361)	$(9,856)	$13,064	$(9,871)
Derivative financial instruments, net of tax	6,575	(2,916)	(3,380)	(8,336)
Other comprehensive (loss) income	(786)	(12,772)	9,684	(18,207)
Comprehensive loss	(12,817)	(12,160)	(40,977)	(80,841)
Less: Comprehensive income attributable to noncontrolling interests	1,098	1,422	2,055	1,422
Comprehensive loss attributable to A&F	$(13,915)	$(13,582)	$(43,032)	$(82,263)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	July 30, 2016	January 30, 2016
Assets
Current assets:
Cash and equivalents	$455,606	$588,578
Receivables	79,012	56,868
Inventories, net	453,175	436,701
Other current assets	108,878	96,833
Total current assets	1,096,671	1,178,980
Property and equipment, net	850,114	894,178
Other assets	385,605	359,881
Total assets	$2,332,390	$2,433,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$180,834	$184,175
Accrued expenses	279,918	321,237
Short-term portion of deferred lease credits	21,962	23,303
Income taxes payable	15,162	5,988
Short-term portion of borrowings, net	1,468	—
Total current liabilities	499,344	534,703
Long-term liabilities:
Long-term portion of deferred lease credits	79,877	89,256
Long-term portion of borrowings, net	285,528	286,235
Leasehold financing obligations	50,132	47,440
Other liabilities	185,285	179,683
Total long-term liabilities	600,822	602,614
Stockholders' equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 30, 2016 and January 30, 2016	1,033	1,033
Paid-in capital	394,925	407,029
Retained earnings	2,446,287	2,530,196
Accumulated other comprehensive loss, net of tax	(104,935)	(114,619)
Treasury stock, at average cost: 35,634 and 35,952 shares at July 30, 2016 and January 30, 2016, respectively	(1,511,366)	(1,532,576)
Total Abercrombie & Fitch Co. stockholders' equity	1,225,944	1,291,063
Noncontrolling interests	6,280	4,659
Total stockholders' equity	1,232,224	1,295,722
Total liabilities and stockholders' equity	$2,332,390	$2,433,039

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015
Operating activities
Net loss	$(50,661)	$(62,634)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	99,933	108,359
Asset impairment	6,356	6,133
Loss on disposal	1,336	4,447
Amortization of deferred lease credits	(12,577)	(14,624)
Benefit from deferred income taxes	(38,167)	(34,745)
Share-based compensation	11,000	14,083
Changes in assets and liabilities
Inventories	(26,517)	(18,560)
Accounts payable and accrued expenses	(35,922)	47,433
Lessor construction allowances	2,530	2,105
Income taxes	6,800	(35,556)
Return of long-term lease deposit	22,801	—
Other assets	(42,139)	(16,529)
Other liabilities	(2,632)	(20,665)
Net cash used for operating activities	(57,859)	(20,753)
Investing activities
Purchases of property and equipment	(58,009)	(69,121)
Proceeds from sale of property and equipment	4,098	11,109
Net cash used for investing activities	(53,911)	(58,012)
Financing activities
Repayments of borrowings	—	(1,500)
Dividends paid	(26,992)	(27,785)
Other financing activities	(1,787)	(1,053)
Net cash used for financing activities	(28,779)	(30,338)
Effect of exchange rates on cash	7,577	(3,294)
Net decrease in cash and equivalents	(132,972)	(112,397)
Cash and equivalents, beginning of period	588,578	520,708
Cash and equivalents, end of period	$455,606	$408,311
Significant non-cash investing activities
Change in accrual for construction in progress	$(4,744)	$26,030
Supplemental information
Cash paid for interest	$7,537	$7,740
Cash paid for income taxes, net of refunds	$19,041	$41,419

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

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. ("MAF"), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the assets, liabilities, results of operations and cash flows of these VIEs.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2016” and “Fiscal 2015” represent the fifty-two week fiscal years ending on January 28, 2017 and ended on January 30, 2016, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of July 30, 2016, and for the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2015 filed with the SEC on March 28, 2016. The January 30, 2016 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
		January 29, 2017*	The Company is currently evaluating the method of adoption and the impact that this standard will have on its consolidated financial statements.
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
		February 3, 2019*	The Company is currently evaluating the method of adoption and the impact that this standard will have on its consolidated financial statements.

* Early adoption is permitted.

2. NET LOSS PER SHARE

Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Shares of common stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(35,356)	(33,587)	(35,515)	(33,688)
Weighted-average — basic shares	67,944	69,713	67,785	69,612
Dilutive effect of share-based compensation awards	—	—	—	—
Weighted-average — diluted shares	67,944	69,713	67,785	69,612
Anti-dilutive shares (1)	6,622	12,258	6,251	12,258

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of July 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$98,113	$—	$98,113
Money market funds	23	—	—	23
Derivative financial instruments	—	3,645	—	3,645
Total assets	$23	$101,758	$—	$101,781

Liabilities:
Derivative financial instruments	$—	$2,867	$—	$2,867

	Assets at Fair Value as of January 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$311,349	$—	$—	$311,349
Derivative financial instruments	—	4,166	—	4,166
Total assets	$311,349	$4,166	$—	$315,515

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

The carrying amount and fair value of the Company's term loan facility were as follows:

(in thousands)	July 30, 2016	January 30, 2016
Gross borrowings outstanding, carrying amount	$293,250	$293,250
Gross borrowings outstanding, fair value	$290,318	$284,453

No borrowings were outstanding under the Company's senior secured revolving credit facility as of July 30, 2016 or January 30, 2016.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	July 30, 2016	January 30, 2016
Property and equipment, at cost	$2,825,737	$2,792,437
Less: Accumulated depreciation and amortization	(1,975,623)	(1,898,259)
Property and equipment, net	$850,114	$894,178

Long-lived assets, primarily comprised of leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, other than temporary adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

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

In the second quarter of Fiscal 2016, the Company incurred non-cash asset impairment charges of $6.4 million as it was determined that the carrying value of certain store assets would not be recoverable and exceeded fair value. These asset impairment charges are related to the Company's abercrombie kids flagship store in London.

In the year-to-date period of Fiscal 2015, the Company incurred non-cash asset impairment charges of $6.1 million related to a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences, and a fair value adjustment related to the Company-owned aircraft which was sold in the second quarter of Fiscal 2015.

The Company had $38.1 million and $37.3 million of construction project assets in property and equipment, net at July 30, 2016 and January 30, 2016, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

5. INCOME TAXES

The Company’s quarterly tax provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in law, regulations, and administrative practices, relative changes of expenses or losses for which tax benefits are not recognized and the impact of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax income (loss).

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $4.4 million and $11.0 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, and $7.2 million and $14.1 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively. The Company also recognized tax benefits related to share-based compensation of $1.7 million and $4.1 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively, and $2.5 million and $4.8 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended July 30, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	271,000	$63.05
Granted	—	—
Exercised	(2,000)	22.87
Forfeited or expired	(19,200)	66.19
Outstanding at July 30, 2016	249,800	$63.13	$16,200	0.9
Stock options exercisable at July 30, 2016	249,800	$63.13	$16,200	0.9

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended July 30, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	5,301,115	$45.02
Granted	—	—
Exercised	(9,533)	22.46
Forfeited or expired	(136,347)	30.68
Outstanding at July 30, 2016	5,155,235	$45.51	$55,187	2.6
Stock appreciation rights exercisable at July 30, 2016	4,548,819	$47.96	$594	1.9
Stock appreciation rights expected to become exercisable in the future as of July 30, 2016	522,109	$27.40	$38,048	8.4

As of July 30, 2016, there was $6.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 14 months.

The grant date fair value of stock appreciation rights that vested during the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $4.0 million and $4.2 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended July 30, 2016:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2016	1,671,597	$28.13	185,500	$23.42	117,711	$25.00
Granted	1,028,888	26.07	112,398	27.20	112,406	34.12
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(576,387)	30.77	(32,625)	36.12	—	—
Forfeited	(166,539)	26.27	(78,677)	24.22	(62,553)	31.91
Unvested at July 30, 2016	1,957,559	$26.44	186,596	$23.14	167,564	$28.54

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying common stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company's total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For an award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria. Unvested shares related to restricted stock units with performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above.

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

As of July 30, 2016, there was $48.8 million, $2.4 million and $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months, 16 months and 15 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the twenty-six weeks ended July 30, 2016 and August 1, 2015 follows:

(in thousands)	July 30, 2016	August 1, 2015
Service-based restricted stock units:
Total grant date fair value of awards granted	$26,823	$20,009
Total grant date fair value of awards vested	17,735	16,906

Performance-based restricted stock units:
Total grant date fair value of awards granted	$3,057	$2,278
Total grant date fair value of awards vested	1,178	1,861

Market-based restricted stock units:
Total grant date fair value of awards granted	$3,835	$2,158
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended July 30, 2016 and August 1, 2015 were as follows:

	July 30, 2016	August 1, 2015
Grant date market price	$29.56	$22.46
Fair value	$34.12	$19.04
Assumptions:
Price volatility	44%	45%
Expected term (years)	2.8	2.8
Risk-free interest rate	1.1%	0.9%
Dividend yield	2.8%	3.5%
Average volatility of peer companies	34.5%	34.0%
Average correlation coefficient of peer companies	0.3389	0.3288

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss ("AOCL"). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of July 30, 2016 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions.

As of July 30, 2016, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$102,221
British pound	$24,423
Canadian dollar	$20,884
Japanese yen	$11,225

(1)	Amounts are reported in U.S. Dollars equivalent as of July 30, 2016.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of July 30, 2016, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$12,388
Swiss franc	$4,044
British pound	$984

(1)	Amounts are reported in U.S. Dollars equivalent as of July 30, 2016.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	July 30, 2016	January 30, 2016	Location	July 30, 2016	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$3,645	$4,097	Accrued expenses	$2,570	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$69	Accrued expenses	$297	$—
Total	Other current assets	$3,645	$4,166	Accrued expenses	$2,867	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative financial instruments.

The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$618	$264	$(1,159)	$424

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015		July 30, 2016	August 1, 2015		July 30, 2016	August 1, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$7,422	$2,167	Cost of sales, exclusive of depreciation and amortization	$(204)	$4,839	Other operating income, net	$259	$204

	Twenty-six Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015		July 30, 2016	August 1, 2015		July 30, 2016	August 1, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(1,960)	$2,386	Cost of sales, exclusive of depreciation and amortization	$2,101	$10,875	Other operating income, net	$613	$239

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended July 30, 2016 was as follows:

	Thirteen Weeks Ended July 30, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 30, 2016	$(98,771)	$(5,378)	$(104,149)
Other comprehensive income (loss) before reclassifications	(12,596)	7,422	(5,174)
Reclassified from accumulated other comprehensive loss (1)	—	204	204
Tax effect	5,235	(1,051)	4,184
Other comprehensive income (loss)	(7,361)	6,575	(786)
Ending balance at July 30, 2016	$(106,132)	$1,197	$(104,935)

	Twenty-six Weeks Ended July 30, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive (loss) income before reclassifications	13,064	(1,960)	11,104
Reclassified from accumulated other comprehensive loss (1)	—	(2,101)	(2,101)
Tax effect	—	681	681
Other comprehensive (loss) income	13,064	(3,380)	9,684
Ending balance at July 30, 2016	$(106,132)	$1,197	$(104,935)

(1)
For the thirteen weeks ended July 30, 2016, a gain was reclassified from accumulated other comprehensive loss to the cost of sales, exclusive of depreciation and amortization line item on the Condensed Consolidated Statement of Operations and Comprehensive Loss. For the twenty-six weeks ended July 30, 2016, a loss was reclassified from accumulated other comprehensive loss to the cost of sales, exclusive of depreciation and amortization line item on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended August 1, 2015 was as follows:

	Thirteen Weeks Ended August 1, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at May 2, 2015	$7,680	$(96,695)	$(89,015)
Other comprehensive income (loss) before reclassifications	2,167	(9,856)	(7,689)
Reclassified from accumulated other comprehensive loss (2)	(4,839)	—	(4,839)
Tax effect	(244)	—	(244)
Other comprehensive loss	(2,916)	(9,856)	(12,772)
Ending balance at August 1, 2015	$4,764	$(106,551)	$(101,787)

	Twenty-six Weeks Ended August 1, 2015
(in thousands)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Total
Beginning balance at January 31, 2015	$13,100	$(96,680)	$(83,580)
Other comprehensive income (loss) before reclassifications	2,386	(9,871)	(7,485)
Reclassified from accumulated other comprehensive loss (2)	(10,875)	—	(10,875)
Tax effect	153	—	153
Other comprehensive loss	(8,336)	(9,871)	(18,207)
Ending balance at August 1, 2015	$4,764	$(106,551)	$(101,787)

(2)
For the thirteen and twenty-six weeks ended August 1, 2015, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

9. SEGMENT REPORTING

The Company has two operating segments: Abercrombie, which includes the Company's Abercrombie & Fitch and abercrombie kids brands; and Hollister. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company's net sales by operating segment for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Abercrombie	$363,076	$380,615	$686,412	$720,367
Hollister	420,084	437,141	782,231	806,811
Total	$783,160	$817,756	$1,468,643	$1,527,178

The following table provides the Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
United States	$478,755	$514,526	$904,184	$963,415
Europe	193,070	200,150	354,527	366,234
Other	111,335	103,080	209,932	197,529
Total	$783,160	$817,756	$1,468,643	$1,527,178

10. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of July 30, 2016, the Company had accrued charges of approximately $10 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Additionally, for the quarter ended July 30, 2016, the Company recognized a $12.3 million gain in other operating income, net in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

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

For the second quarter of Fiscal 2016, net sales decreased 4% to $783.2 million from $817.8 million for the second quarter of Fiscal 2015. The gross profit rate for the second quarter of Fiscal 2016 was 60.9% compared to 62.3% for the second quarter of Fiscal 2015. Operating loss was $10.8 million for the second quarter of Fiscal 2016 compared to operating income of $2.0 million for the second quarter of Fiscal 2015. Net loss and net loss per diluted share attributable to A&F were $13.1 million and $0.19, respectively, for the second quarter of Fiscal 2016, compared to net loss and net loss per diluted share attributable to A&F of $0.8 million and $0.01, respectively, for the second quarter of Fiscal 2015.
For the Fiscal 2016 year-to-date period, net sales decreased 4% to $1.469 billion from $1.527 billion for the comparable period of Fiscal 2015. The gross profit rate for the Fiscal 2016 year-to-date period was 61.5% compared to 60.3% for the comparable period of Fiscal 2015. Operating loss was $65.7 million for the Fiscal 2016 year-to-date period compared to $88.2 million for the comparable period of Fiscal 2015. Net loss and net loss per diluted share attributable to A&F were $52.7 million and $0.78, respectively, for the Fiscal 2016 year-to-date period, compared to net loss and net loss per diluted share attributable to A&F of $64.1 million and $0.92, respectively, for the comparable period of Fiscal 2015.
Excluding certain items, the adjusted non-GAAP gross profit rate was 60.9%, operating loss was $16.7 million and net loss and net loss per diluted share attributable to A&F were $16.8 million and $0.25, respectively, for the second quarter of 2016, compared to adjusted non-GAAP gross profit rate of 62.0%, operating income of $16.5 million, and net income and net income per diluted share attributable to A&F of $8.6 million and $0.12, respectively, for the second quarter of 2015. Excluding certain items, adjusted non-GAAP gross profit rate was 61.5%, operating loss was $71.6 million and net loss and net loss per diluted share attributable to A&F were $56.4 million and $0.83, respectively, for the year-to-date period of Fiscal 2016, compared to adjusted non-GAAP gross profit rate of 61.9%, operating loss of $35.9 million, and net loss and net loss per diluted share attributable to A&F of $28.6 million and $0.41, respectively, for the year-to-date period of Fiscal 2015.
As of July 30, 2016, the Company had $455.6 million in cash and equivalents, and $293.3 million in gross borrowings outstanding under its term loan facility. Net cash used by operating activities was $57.9 million for the twenty-six weeks ended July 30, 2016. The Company also used cash of $58.0 million for capital expenditures and $27.0 million to pay dividends during the twenty-six weeks ended July 30, 2016.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures under "RESULTS OF OPERATIONS" on both a GAAP and a non-GAAP basis. The Company believes that the non-GAAP financial measures presented in this "ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" are useful to investors as they provide a measure of the Company’s operating performance as compared to historical periods, excluding the effect of certain items which the Company believes do not reflect its future operating outlook, and therefore supplements investors' understanding of comparability across periods. These non-GAAP financial measures should be used supplemental to, not as an alternative to, the Company's GAAP financial results, and may not be the same as similar measures presented by other companies.

Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For the purpose of this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

In addition, the following financial measures are disclosed on a GAAP basis and, as applicable, on a non-GAAP basis excluding items relating to asset impairment, claims settlement benefits, inventory write-down, net, legal settlement charges, store fixture disposal, profit improvement initiative, lease termination and store closure costs and restructuring benefit: cost of sales, exclusive of depreciation and amortization; gross profit; stores and distribution expense; marketing, general and administrative expense; other operating income, net; operating (loss) income; income tax (benefit) expense; effective tax rate; net loss attributable to A&F; and, net loss per diluted share attributable to A&F. Certain of these GAAP and non-GAAP measures are also expressed as a percentage of net sales. The income tax effect of non-GAAP items is calculated as the difference in income tax (benefit) expense with and without the non-GAAP adjustments to income before income taxes based upon the tax laws and statutory income tax rates of the affected tax jurisdictions. Management used these non-GAAP financial measures during the periods presented to assess the Company's performance and to develop expectations for future operating performance.

The tables below reconcile GAAP financial measures to non-GAAP financial measures for the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015.

	July 30, 2016
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit rate	60.9%	—%	60.9%
Operating loss	$(10,805)	$(5,926)	$(16,731)
Net loss attributable to A&F	$(13,129)	$(3,679)	$(16,808)
Net loss per diluted share attributable to A&F	$(0.19)	$(0.06)	$(0.25)

Twenty-six Weeks Ended
Gross profit rate	61.5%	—%	61.5%
Operating loss	$(65,716)	$(5,926)	$(71,642)
Net loss attributable to A&F	$(52,716)	$(3,679)	$(56,395)
Net loss per diluted share attributable to A&F	$(0.78)	$(0.05)	$(0.83)

	August 1, 2015
(in thousands, except gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Gross profit rate	62.3%	(0.3)%	62.0%
Operating income	$1,962	$14,526	$16,488
Net (loss) income attributable to A&F	$(810)	$9,407	$8,597
Net (loss) income per diluted share attributable to A&F	$(0.01)	$0.13	$0.12

Twenty-six Weeks Ended
Gross profit rate	60.3%	1.6%	61.9%
Operating loss	$(88,235)	$52,380	$(35,855)
Net loss attributable to A&F	$(64,056)	$35,479	$(28,577)
Net loss per diluted share attributable to A&F	$(0.92)	$0.51	$(0.41)

(1)	Refer to "RESULTS OF OPERATIONS" for details on excluded items.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

CURRENT TRENDS AND OUTLOOK

Traffic remained a significant headwind for the second quarter of Fiscal 2016 as flagship and tourist stores, which are concentrated in the Abercrombie brand, accounted for the vast majority of the comparable sales decline across brands and geographies. Comparable sales improvement from the first quarter in international markets, driven by a recovery in the Hollister European business, including in the U.K., was offset by a decline in the U.S. trend. In addition, we saw strong growth in our direct-to-consumer business, both domestically and internationally.

During the quarter, we began to roll out programs that reflect our new brand positions for both the Abercrombie and Hollister brands. Our goal for Abercrombie is to be the iconic American casual luxury brand for today's twenty-something consumer, and our goal for Hollister is to be the iconic brand of the global teenage consumer. While still in the early stages, a clearly defined brand image and voice is beginning to be communicated across all customer touch points.

As we look to the rest of the year, we expect the environment to remain challenging with flagship and tourist locations continuing to weigh on the business. We are confident, however, that we are focusing on the right priorities and we expect to see traction in our business over time as we introduce new product and invest in marketing to drive awareness and relevance for our brands.

For Fiscal 2016, we now expect:

•	Comparable sales to remain challenging through the second half of the year, with a disproportionate effect from flagship and tourist locations.

•	Adverse effects from foreign currency exchange rates on sales and operating income.

•	A gross margin rate flat to last year's adjusted non-GAAP rate of 61.9%, but down in the third quarter due to adverse effects from foreign currency.

•
Operating expense dollars to be down slightly to last year's adjusted non-GAAP operating expense, with investments in marketing, skewed towards the third quarter, offset by savings from expense reduction efforts

•	An effective tax rate in the mid-to-upper 30s.

•	Net income attributable to noncontrolling interests of approximately $5 million

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

We expect capital expenditures to be at the low end of the range of $150 million to $175 million for the full year.

We plan to open approximately 15 new stores in Fiscal 2016, including approximately 10 in international markets, primarily China, and approximately five in the U.S. We also plan to open six new outlet stores, primarily in the U.S. In addition, we anticipate closing up to 60 stores in the U.S. during the fiscal year through natural lease expirations.

Excluded from our outlook are the effects of certain potential items, including, but not limited to, insurance recoveries and impairments.

RESULTS OF OPERATIONS

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, were as follows:

	Abercrombie (1)(2)		Hollister (3)		Total
	United States	International	United States	International	United States	International
April 30, 2016	334	39	411	141	745	180
New	1	—	1	2	2	2
Closed	(2)	—	(1)	—	(3)	—
July 30, 2016	333	39	411	143	744	182
Gross square feet (in thousands):
July 30, 2016	2,554	619	2,830	1,206	5,384	1,825

	Abercrombie (1)		Hollister		Total
	United States	International	United States	International	United States	International
May 2, 2015	354	33	432	137	786	170
New	1	1	—	2	1	3
Closed	(1)	—	(3)	(2)	(4)	(2)
August 1, 2015	354	34	429	137	783	171
Gross square feet (in thousands):
August 1, 2015	2,728	571	2,955	1,182	5,683	1,753

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Excludes one international franchise store as of July 30, 2016 and April 30, 2016.

(3)	Excludes two international franchise stores as of July 30, 2016 and April 30, 2016.

Store count and gross square footage by brand for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, were as follows:

	Abercrombie (1)(2)		Hollister (3)		Total
	United States	International	United States	International	United States	International
January 30, 2016	340	39	414	139	754	178
New	2	—	1	4	3	4
Closed	(9)	—	(4)	—	(13)	—
July 30, 2016	333	39	411	143	744	182
Gross square feet (in thousands):
July 30, 2016	2,554	619	2,830	1,206	5,384	1,825

	Abercrombie (1)		Hollister		Total
	United States	International	United States	International	United States	International
January 31, 2015	361	32	433	135	794	167
New	4	2	—	4	4	6
Closed	(11)	—	(4)	(2)	(15)	(2)
August 1, 2015	354	34	429	137	783	171
Gross square feet (in thousands):
August 1, 2015	2,728	571	2,955	1,182	5,683	1,753

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Excludes one international franchise store as of July 30, 2016 and January 30, 2016.

(3)	Excludes two international franchise stores as of July 30, 2016 and January 30, 2016.

Net Sales

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$363,076	(7)%	$380,615	(7)%	$(17,539)	(5)%
Hollister	420,084	(2)%	437,141	(1)%	(17,057)	(4)%
Total net sales	$783,160	(4)%	$817,756	(4)%	$(34,596)	(4)%

U.S.	$478,755	(4)%	$514,526	(4)%	$(35,771)	(7)%
International	304,405	(4)%	303,230	(4)%	1,175	—%
Total net sales	$783,160	(4)%	$817,756	(4)%	$(34,596)	(4)%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$686,412	(7)%	$720,367	(8)%	$(33,955)	(5)%
Hollister	782,231	(1)%	806,811	(4)%	(24,580)	(3)%
Total net sales	$1,468,643	(4)%	$1,527,178	(6)%	$(58,535)	(4)%

U.S.	$904,184	(3)%	$963,415	(6)%	$(59,231)	(6)%
International	564,459	(5)%	563,763	(6)%	696	—%
Total net sales	$1,468,643	(4)%	$1,527,178	(6)%	$(58,535)	(4)%

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

For the second quarter and year-to-date period of Fiscal 2016, net sales decreased 4% compared to the second quarter and year-to-date period of Fiscal 2015, primarily attributable to a 4% decrease in comparable sales in each period, mainly driven by flagship and tourist stores across both brands and geographies.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$306,053	39.1%	$307,894	37.7%
Recovery on inventory write-down	—	—%	2,621	0.3%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$306,053	39.1%	$310,515	38.0%

Gross profit	$477,107	60.9%	$509,862	62.3%
Recovery on inventory write-down	—	—%	(2,621)	(0.3)%
Adjusted non-GAAP gross profit	$477,107	60.9%	$507,241	62.0%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$565,815	38.5%	$605,767	39.7%
Inventory write-down, net(1)	—	—%	(24,240)	(1.6)%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$565,815	38.5%	$581,527	38.1%

Gross profit	$902,828	61.5%	$921,411	60.3%
Inventory write-down, net(1)	—	—%	24,240	1.6%
Adjusted non-GAAP gross profit	$902,828	61.5%	$945,651	61.9%

(1)
Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries realized during the second quarter Fiscal 2015.

For the second quarter of Fiscal 2016, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 140 basis points as compared to the second quarter of Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 90 basis points and the net impact of higher average unit costs partially offset by higher average unit retails. Excluding certain items, presented in the table above, second quarter Fiscal 2016 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 110 basis points as compared to the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 110 basis points as compared to the year-to-date period of Fiscal 2015, which included a $24.2 million, net inventory write-down. Excluding the $24.2 million, net inventory write-down, year-to-date Fiscal 2016 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 80 basis points and the net impact of higher average unit cost partially offset by higher average unit retails.

Stores and Distribution Expense

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$382,917	48.9%	$389,193	47.6%
Store fixture disposal	—	—%	(2,236)	(0.3)%
Recovery on store closure costs	—	—%	842	0.1%
Adjusted non-GAAP stores and distribution expense	$382,917	48.9%	$387,799	47.4%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$752,035	51.2%	$780,831	51.1%
Store fixture disposal	—	—%	(3,617)	(0.2)%
Lease termination and store closure costs	—	—%	(1,756)	(0.1)%
Charges related to the Company's profit improvement initiative	—	—%	(709)	—%
Adjusted non-GAAP stores and distribution expense	$752,035	51.2%	$774,749	50.7%

For the second quarter of Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 130 basis points as compared to the second quarter of Fiscal 2015, primarily due to the deleveraging effect of negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts. Excluding certain items, presented in the table above, second quarter Fiscal 2016 adjusted non-GAAP stores and distribution expense as a percentage of net sales increased by approximately 150 basis points as compared to the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 10 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts. Excluding certain items, presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP stores and distribution expense as a percentage of net sales increased by approximately 50 basis points as compared to the year-to-date period of Fiscal 2015.

For the second quarter of Fiscal 2016, shipping and handling costs, including costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to the customer, associated with direct-to-consumer operations were $27.4 million as compared to $25.7 million for the second quarter of Fiscal 2015. For the year-to-date period of Fiscal 2016, shipping and handling costs were $50.2 million as compared to $47.8 million for the year-to-date period of Fiscal 2015.

For the second quarter of Fiscal 2016, handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $10.3 million as compared to $11.0 million for the second quarter of Fiscal 2015. For the year-to-date period of Fiscal 2016, handling costs were $20.7 million as compared to $21.9 million for the year-to-date period of Fiscal 2015.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$111,719	14.3%	$119,846	14.7%
Legal settlement charges	—	—%	(15,753)	(1.9)%
Adjusted non-GAAP marketing, general and administrative expense	$111,719	14.3%	$104,093	12.7%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$226,166	15.4%	$227,379	14.9%
Legal settlement charges	—	—%	(15,753)	(1.0)%
Profit improvement initiative	—	—%	(1,770)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$226,166	15.4%	$209,856	13.7%

For the second quarter of Fiscal 2016, marketing, general and administrative expense as a percentage of net sales decreased by approximately 40 basis points as compared to the second quarter of Fiscal 2015, which included $15.8 million of legal settlement charges. Excluding the $15.8 million of legal settlement charges, second quarter Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 150 basis points as compared to the second quarter of Fiscal 2015, primarily due to higher marketing and other expenses and the deleveraging effect from negative comparable sales.

For the year-to-date period of Fiscal 2016, marketing, general and administrative expense as a percentage of net sales increased by approximately 50 basis points as compared to the year-to-date period of Fiscal 2015, which included $15.8 million of legal settlement charges. Excluding certain items, presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 170 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to higher marketing and other expenses and the deleveraging effect from negative comparable sales.

Restructuring Benefit

For the year-to-date period of Fiscal 2015, benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million.

Asset Impairment

For the second quarter of Fiscal 2016, the Company incurred non-cash asset impairment charges of $6.4 million related to the Company's abercrombie kids flagship store in London, compared to none for the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, the Company incurred non-cash asset impairment charges of $6.4 million compared to $6.1 million for the year-to-date period of Fiscal 2015. For the year-to-date period of Fiscal 2015, the asset impairment charges primarily related to a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

Other Operating Income, Net

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$13,080	1.7%	$1,139	0.1%
Claims settlement benefits (1)	(12,282)	(1.6)%	—	—%
Adjusted non-GAAP other operating income, net	$798	0.1%	$1,139	0.1%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$16,013	1.1%	$3,099	0.2%
Claims settlement benefits (1)	(12,282)	(0.8)%	—	—%
Adjusted non-GAAP other operating income, net	$3,731	0.3%	$3,099	0.2%

(1)	Includes benefits related to related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the second quarter of Fiscal 2016, other operating income, net was $13.1 million and included $12.3 million of claims settlement benefits, as compared to $1.1 million for the second quarter Fiscal 2015. Excluding the $12.3 million of claims settlement benefits, second quarter Fiscal 2016 adjusted non-GAAP other operating income, net as a percentage of net sales was approximately flat as compared to the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, other operating income, net was $16.0 million and included $12.3 million of claims settlement benefits, as compared to $3.1 million for the year-to-date period of Fiscal 2015. Excluding the $12.3 million of claims settlement benefits, year-to-date Fiscal 2016 adjusted non-GAAP other operating income, net as a percentage of net sales increased by approximately 10 basis points as compared to the year-to-date period of Fiscal 2015.

Operating (Loss) Income

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating (loss) income	$(10,805)	(1.4)%	$1,962	0.2%
Asset impairment (1)	6,356	0.8%	—	—%
Claims settlement benefits (2)	(12,282)	(1.6)%	—	—%
Legal settlement charges (3)	—	—%	15,753	1.9%
Recovery on inventory write-down (4)	—	—%	(2,621)	(0.3)%
Store fixture disposal	—	—%	2,236	0.3%
Recovery on store closure costs	—	—%	(842)	(0.1)%
Adjusted non-GAAP operating (loss) income	$(16,731)	(2.1)%	$16,488	2.0%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(65,716)	(4.5)%	$(88,235)	(5.8)%
Asset impairment (1)	6,356	0.4%	6,133	0.4%
Claims settlement benefits (2)	(12,282)	(0.8)%	—	—%
Inventory write-down, net (4)	—	—%	24,240	1.6%
Legal settlement charges (3)	—	—%	15,753	1.0%
Store fixture disposal	—	—%	3,617	0.2%
Profit improvement initiative	—	—%	2,479	0.2%
Lease termination and store closures costs	—	—%	1,756	0.1%
Restructuring benefit	—	—%	(1,598)	(0.1)%
Adjusted non-GAAP operating loss	$(71,642)	(4.9)%	$(35,855)	(2.3)%

(1)	Includes charges related to store asset impairment.

(2)	Includes benefits related to related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(3)	Accrued expense for certain proposed legal settlements.

(4)	Includes inventory write-down charge related to a decision to accelerate the disposition of certain aged merchandise, net of recoveries.

For the second quarter of Fiscal 2016, the Company incurred an operating loss as a percent of net sales of approximately 140 basis points as compared to operating income as a percent of net sales of approximately 20 basis points for the second quarter of Fiscal 2015. The year-over-year change in rate was primarily driven by the deleveraging effect from negative comparable sales, a reduction in the gross profit rate and higher marketing and direct-to-consumer expenses, partially offset by the net year-over-year impact of certain items presented in the above table. Excluding certain items, presented in the table above, second quarter of Fiscal 2016 adjusted non-GAAP operating loss as a percentage of net sales was approximately 210 basis points as compared to adjusted non-GAAP operating income as a percentage of net sales of approximately 200 basis points for the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, operating loss as a percentage of net sales decreased by approximately 130 basis points as compared to the year-to-date period of Fiscal 2015, primarily driven by the deleveraging effect from negative comparable sales, a reduction in the gross profit rate and higher marketing and direct-to-consumer expenses, partially offset by the net year-over-year impact of certain items presented in the above table and expense reduction efforts. Excluding certain items, presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP operating loss as a percentage of net sales increased by approximately 250 basis points as compared to the year-to-date period of Fiscal 2015.

Interest Expense, Net

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,734	0.7%	$5,657	0.7%
Interest income	(993)	(0.1)%	(1,090)	(0.1)%
Interest expense, net	$4,741	0.6%	$4,567	0.6%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$11,347	0.8%	$11,324	0.7%
Interest income	(2,100)	(0.1)%	(2,118)	(0.1)%
Interest expense, net	$9,247	0.6%	$9,206	0.6%

Income Tax (Benefit) Expense

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(3,515)	22.6%	$(3,217)	123.5%
Tax effect of excluded items(1)	(2,247)		5,119
Adjusted non-GAAP income tax (benefit) expense	$(5,762)	26.8%	$1,902	16.0%

	Twenty-six Weeks Ended
	July 30, 2016		August 1, 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(24,302)	32.4%	$(34,807)	35.7%
Tax effect of excluded items(1)	(2,247)		16,901
Adjusted non-GAAP income tax benefit	$(26,549)	32.8%	$(17,906)	39.7%

(1)	Refer to "Operating (Loss) Income" for details of excluded items. The Company computed the tax effect of excluded items based on non-GAAP pre-tax (loss) income.

For the second quarter of Fiscal 2016, the effective tax rate was 22.6% as compared to 123.5% for the second quarter of Fiscal 2015. The change in tax rate was primarily driven by the change in the level and mix of consolidated pretax income between operating and valuation allowance jurisdictions. Excluding certain items, as presented above in the table under "Operating (Loss) Income," the second quarter Fiscal 2016 adjusted non-GAAP effective tax rate was 26.8% as compared to 16.0% for the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, the effective tax rate was 32.4% as compared to 35.7% for the year-to-date period of Fiscal 2015. The decrease in rate was primarily due to the change in mix of consolidated pretax income as well as the recognition of deferred U.S. income taxes on net income generated after October 31, 2015. Excluding certain items, as presented above in the table under "Operating (Loss) Income," year-to-date Fiscal 2016 adjusted non-GAAP effective tax rate was 32.8% as compared to 39.7% for the year-to-date period of Fiscal 2015.

Net (Loss) Income and Net (Loss) Income per Share Attributable to A&F

For the second quarter of Fiscal 2016, net loss and net loss per diluted share attributable to A&F were $13.1 million and $0.19, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $0.8 million and $0.01, respectively, for the second quarter of Fiscal 2015. Excluding certain items, as presented above under "Operating (Loss) Income," and "Income Tax (Benefit) Expense," second quarter Fiscal 2016 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $16.8 million and $0.25, respectively, as compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $8.6 million and $0.12, respectively, for the second quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, net loss and net loss per diluted share attributable to A&F were $52.7 million and $0.78, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $64.1 million and $0.92, respectively, for the year-to-date period of Fiscal 2015. Excluding certain items, as presented above under "Operating (Loss) Income," and "Income Tax (Benefit) Expense," year-to-date Fiscal 2016 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $56.4 million and $0.83, respectively, as compared to $28.6 million and $0.41 for the year-to-date period of Fiscal 2015.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of July 30, 2016.

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

As of July 30, 2016, the borrowing base on the ABL Facility was $312.9 million. As of September 1, 2016, the Company had not drawn on the ABL Facility, but had approximately $1.8 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company's Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of July 30, 2016 were as follows:

(in thousands)	July 30, 2016	August 1, 2015
Borrowings, gross at carrying amount	$293,250	$297,750
Unamortized discount	(2,143)	(2,571)
Unamortized fees paid to lenders	(4,111)	(3,328)
Borrowings, net	286,996	291,851
Less: short-term portion of borrowings, net	(1,468)	(2,017)
Long-term portion of borrowings, net	$285,528	$289,834

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of July 30, 2016.

Operating Activities

Net cash used by operating activities was $57.9 million for the twenty-six weeks ended July 30, 2016 compared to $20.8 million for the twenty-six weeks ended August 1, 2015. The year-over-year change in cash flow associated with operating activities was primarily the result of the extension of vendor payment terms in the second quarter of Fiscal 2015 and incentive compensation payments in the first quarter of Fiscal 2016, partially offset by the return of a $22.8 million long-term lease deposit and a $22.4 million decrease in cash paid for income taxes in Fiscal 2016.

Investing Activities

Cash outflows for investing activities for the twenty-six weeks ended July 30, 2016 and August 1, 2015 were used primarily for new construction, store updates, information technology, and direct-to-consumer and omnichannel capabilities.

Financing Activities

Cash outflows for financing activities consisted primarily of the payment of dividends of $27.0 million and $27.8 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

As of July 30, 2016, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorization.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F's Board of Directors and debt service requirements, including required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement. The Company has availability under the ABL Facility as a source of additional funding.

The Company expects total capital expenditures for Fiscal 2016 to be at the low end of the range of $150 million to $175 million, primarily for store remodels, new stores, direct-to-consumer and IT investments to support growth initiatives.

The Company may continue to repurchase shares of its Common Stock and would anticipate funding these cash requirements utilizing free cash flow generated from operations or proceeds from its existing credit facilities.

As of July 30, 2016, $275.1 million of the Company's $455.6 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F's stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate. As of July 30, 2016, a provision for U.S. income tax has not been recorded on approximately $214 million of the cash and equivalents held by foreign affiliates which is considered indefinitely invested in foreign operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing ABL Facility. The Company had $1.8 million in stand-by letters of credit outstanding as of July 30, 2016. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended July 30, 2016, there were no material changes in the contractual obligations as of January 30, 2016, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

Investment Securities

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended July 30, 2016 and August 1, 2015 and $1.5 million and $1.6 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $293.3 million in gross borrowings outstanding under its term loan facility (the "Term Loan Facility") and no borrowings outstanding under its senior secured revolving credit facility (the "ABL Facility" and, together with the Term Loan Facility, the "2014 Credit Facilities"). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.2 million. This hypothetical analysis for the fifty-two weeks ending January 28, 2017 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign-currency-denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $3.6 million and $4.2 million as of July 30, 2016 and January 30, 2016, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $2.9 million as of July 30, 2016. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $17.5 million. As the Company's foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Executive Vice President and Chief Financial Officer of A&F (who serves as Interim Principal Executive Officer; Principal Financial Officer; and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 30, 2016. The Executive Vice President and Chief Financial Officer of A&F (in such individual's capacity as the Interim Principal Executive Officer and the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 30, 2016 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims. As of July 30, 2016, the Company had accrued charges of approximately $10 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of July 30, 2016 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2015. Although there has been no no material change in the risk factors disclosed in our Form 10-K for Fiscal 2015, certain of such risks may be heightened as a result of the recent decision by the United Kingdom to leave the European Union ("Brexit"). This decision has increased uncertainty in the economic and political environment in Europe and, in particular, our business and results of operations in the United Kingdom may be impacted by fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws. As of July 30, 2016 A&F operated 34 stores in the United Kingdom.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended July 30, 2016:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 1, 2016 through May 28, 2016	2,760	$27.52	—	6,503,656
May 29, 2016 through July 2, 2016	9,062	$19.88	—	6,503,656
July 3, 2016 through July 30, 2016	3,114	$18.32	—	6,503,656
Total	14,936	$20.96	—	6,503,656

(1)
All of the 14,936 shares of A&F’s Common Stock purchased during the thirteen weeks ended July 30, 2016 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended July 30, 2016 pursuant to A&F's publicly announced stock repurchase authorization. On August 14, 2012, A&F's Board of Directors authorized the repurchase of 10.0 million shares of A&F's Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated May 23, 2016 and filed on the same date (File No. 1-12107) (the "May 23, 2016 Form 8-K")

10.2
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Stacia Andersen, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the May 23, 2016 Form 8-K

10.3	Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to the May 23, 2016 Form 8-K
10.4
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.4 to the May 23, 2016 Form 8-K

10.5.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates, incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 of Abercrombie & Fitch Co. (Registration No. 333-212060) filed on June 16, 2016

10.5.2
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates by the Board of Directors of Abercrombie & Fitch Co. on August 31, 2016*

10.6
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016*

10.7
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016*

10.8
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan after June 16, 2016*

10.9
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors, incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 of Abercrombie & Fitch Co. (Registration No. 333-212059) filed on June 16, 2016

10.10
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016*

10.11	Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014*
10.12
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014*

31
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-six Weeks Ended July 30, 2016 and August 1, 2015; (ii) Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended July 30, 2016 and August 1, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 6, 2016	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Interim Principal Executive Officer, Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated May 23, 2016 and filed on the same date (File No. 1-12107) (the "May 23, 2016 Form 8-K")

10.2
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Stacia Andersen, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the May 23, 2016 Form 8-K

10.3	Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to the May 23, 2016 Form 8-K
10.4
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.4 to the May 23, 2016 Form 8-K

10.5.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates, incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 of Abercrombie & Fitch Co. (Registration No. 333-212060) filed on June 16, 2016

10.5.2
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates by the Board of Directors of Abercrombie & Fitch Co. on August 31, 2016*

10.6
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016*

10.7
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016*

10.8
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan after June 16, 2016*

10.9
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors, incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 of Abercrombie & Fitch Co. (Registration No. 333-212059) filed on June 16, 2016

10.10
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016*

10.11	Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014*
10.12
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014*

31
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-six Weeks Ended July 30, 2016 and August 1, 2015; (ii) Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended July 30, 2016 and August 1, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.