Form 10-Q
period 2016-10-29
ABERCROMBIE & FITCH CO /DE/
filed 2016-12-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 1, 2016
$.01 Par Value	67,674,988 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$821,734	$878,572	$2,290,377	$2,405,750
Cost of sales, exclusive of depreciation and amortization	310,995	318,785	876,810	924,552
Gross profit	510,739	559,787	1,413,567	1,481,198
Stores and distribution expense	386,609	392,942	1,138,644	1,173,773
Marketing, general and administrative expense	105,307	117,698	331,473	345,077
Restructuring benefit	—	—	—	(1,598)
Asset impairment	—	12,076	6,356	18,209
Other operating income, net	(822)	(3,919)	(16,835)	(7,018)
Operating income (loss)	19,645	40,990	(46,071)	(47,245)
Interest expense, net	4,609	4,586	13,856	13,792
Income (loss) before taxes	15,036	36,404	(59,927)	(61,037)
Income tax expense (benefit)	6,762	(5,881)	(17,540)	(40,688)
Net income (loss)	8,274	42,285	(42,387)	(20,349)
Less: Net income attributable to noncontrolling interests	393	394	2,448	1,816
Net income (loss) attributable to A&F	$7,881	$41,891	$(44,835)	$(22,165)

Net income (loss) per share attributable to A&F
Basic	$0.12	$0.61	$(0.66)	$(0.32)
Diluted	$0.12	$0.60	$(0.66)	$(0.32)

Weighted-average shares outstanding
Basic	67,975	68,866	67,848	69,363
Diluted	68,277	69,265	67,848	69,363

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(12,194)	$(1,491)	$870	$(11,362)
Derivative financial instruments, net of tax	3,937	(2,952)	557	(11,288)
Other comprehensive (loss) income	(8,257)	(4,443)	1,427	(22,650)
Comprehensive income (loss)	17	37,842	(40,960)	(42,999)
Less: Comprehensive income attributable to noncontrolling interests	393	394	2,448	1,816
Comprehensive (loss) income attributable to A&F	$(376)	$37,448	$(43,408)	$(44,815)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	October 29, 2016	January 30, 2016
Assets
Current assets:
Cash and equivalents	$469,720	$588,578
Receivables	71,235	56,868
Inventories, net	516,146	436,701
Other current assets	93,170	96,833
Total current assets	1,150,271	1,178,980
Property and equipment, net	827,996	894,178
Other assets	358,201	359,881
Total assets	$2,336,468	$2,433,039
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$228,880	$184,175
Accrued expenses	266,761	321,237
Short-term portion of deferred lease credits	20,623	23,303
Income taxes payable	7,654	5,988
Short-term portion of borrowings, net	2,204	—
Total current liabilities	526,122	534,703
Long-term liabilities:
Long-term portion of deferred lease credits	77,800	89,256
Long-term portion of borrowings, net	285,029	286,235
Leasehold financing obligations	48,810	47,440
Other liabilities	179,085	179,683
Total long-term liabilities	590,724	602,614
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 29, 2016 and January 30, 2016	1,033	1,033
Paid-in capital	394,135	407,029
Retained earnings	2,440,069	2,530,196
Accumulated other comprehensive loss, net of tax	(113,192)	(114,619)
Treasury stock, at average cost: 35,617 and 35,952 shares at October 29, 2016 and January 30, 2016, respectively	(1,510,378)	(1,532,576)
Total Abercrombie & Fitch Co. stockholders’ equity	1,211,667	1,291,063
Noncontrolling interests	7,955	4,659
Total stockholders’ equity	1,219,622	1,295,722
Total liabilities and stockholders’ equity	$2,336,468	$2,433,039

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015
Operating activities
Net loss	$(42,387)	$(20,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,666	160,364
Asset impairment	6,356	18,209
Loss on disposal	1,914	6,312
Amortization of deferred lease credits	(18,601)	(21,482)
Benefit from deferred income taxes	(26,817)	(36,747)
Share-based compensation	16,691	21,681
Changes in assets and liabilities
Inventories, net	(91,375)	(141,725)
Accounts payable and accrued expenses	9,533	148,832
Lessor construction allowances	4,976	4,743
Income taxes	(6,463)	(34,249)
Return of long-term lease deposit	22,801	—
Other assets	(3,692)	(9,268)
Other liabilities	1,776	(29,781)
Net cash provided by operating activities	21,378	66,540
Investing activities
Purchases of property and equipment	(96,814)	(105,216)
Proceeds from sale of property and equipment	4,098	11,109
Other investing activities	—	9,544
Net cash used for investing activities	(92,716)	(84,563)
Financing activities
Purchase of treasury stock	—	(50,033)
Repayments of borrowings	—	(2,250)
Dividends paid	(40,526)	(41,704)
Other financing activities	(4,126)	147
Net cash used for financing activities	(44,652)	(93,840)
Effect of exchange rates on cash	(2,868)	(3,234)
Net decrease in cash and equivalents	(118,858)	(115,097)
Cash and equivalents, beginning of period	588,578	520,708
Cash and equivalents, end of period	$469,720	$405,611
Significant non-cash investing activities
Change in accrual for construction in progress	$(12,453)	$22,882
Supplemental information
Cash paid for interest	$11,538	$12,220
Cash paid for income taxes, net of refunds	$20,516	$45,100

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

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the assets, liabilities, results of operations and cash flows of these VIEs.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2016” and “Fiscal 2015” represent the fifty-two week fiscal years ending on January 28, 2017 and ended on January 30, 2016, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of October 29, 2016, and for the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2015 filed with the SEC on March 28, 2016. The January 30, 2016 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could affect the Company’s financial statements:

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
		January 29, 2017*	The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.
ASU 2016-09, Compensation—Stock Compensation
This update amends ASC 718, Compensation. Under the new guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments will be recognized as income tax benefits or expenses in the statement of operations, whereas under the current guidance such benefits and deficiencies are recorded in additional paid-in-capital. The cash flow effects of the tax benefit will be reported in cash flows from operating activities, whereas they are currently reported in cash flows from financing activities. This guidance also allows for entities to make a policy election to estimate forfeitures or account for them when they occur.
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
		February 4, 2018	The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU 2016-02, Leases
This update supersedes the leasing requirements in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company is currently evaluating the impact that this standard will have on its consolidated financial statements, but expects that it will result in a significant increase in the Company’s long-term assets and long-term liabilities on the Company's consolidated balance sheets.

* Early adoption is permitted.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Shares of common stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(35,325)	(34,434)	(35,452)	(33,937)
Weighted-average — basic shares	67,975	68,866	67,848	69,363
Dilutive effect of share-based compensation awards	302	399	—	—
Weighted-average — diluted shares	68,277	69,265	67,848	69,363
Anti-dilutive shares (1)	6,126	10,205	6,209	12,154

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of October 29, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$98,896	$—	$98,896
Money market funds	21	—	—	21
Derivative financial instruments	—	6,460	—	6,460
Total assets	$21	$105,356	$—	$105,377

Liabilities:
Derivative financial instruments	$—	$262	$—	$262

	Assets at Fair Value as of January 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$311,349	$—	$—	$311,349
Derivative financial instruments	—	4,166	—	4,166
Total assets	$311,349	$4,166	$—	$315,515

The Level 2 assets and liabilities consist of trust-owned life insurance policies and derivative financial instruments, primarily foreign currency exchange forward contracts. The fair value of foreign currency exchange forward contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings:

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding based on market rates for similar types of debt, which are considered to be Level 2 inputs.

The carrying amount and fair value of the Company’s term loan facility were as follows:

(in thousands)	October 29, 2016	January 30, 2016
Gross borrowings outstanding, carrying amount	$293,250	$293,250
Gross borrowings outstanding, fair value	$293,250	$284,453

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of October 29, 2016 or January 30, 2016.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	October 29, 2016	January 30, 2016
Property and equipment, at cost	$2,805,449	$2,792,437
Less: Accumulated depreciation and amortization	(1,977,453)	(1,898,259)
Property and equipment, net	$827,996	$894,178

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

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumptions used in the Company’s undiscounted future cash flow models include sales, gross margin and, to a lesser extent, operating expenses.

An impairment loss would be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, the loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets may include projected cash flows and discount rate.

There were no non-cash asset impairment charges for the thirteen weeks ended October 29, 2016. The Company incurred non-cash asset impairment charges of $6.4 million for the thirty-nine weeks ended October 29, 2016.

The Company incurred non-cash asset impairment charges of $12.1 million for the thirteen weeks ended October 31, 2015 and $18.2 million for the thirty-nine weeks ended October 31, 2015.

The Company had $37.0 million and $37.3 million of construction project assets in property and equipment, net at October 29, 2016 and January 30, 2016, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $5.7 million and $16.7 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, and $7.6 million and $21.7 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively. The Company also recognized tax benefits related to share-based compensation of $2.2 million and $6.3 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, and $2.6 million and $7.4 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended October 29, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	271,000	$63.05
Granted	—	—
Exercised	(2,000)	22.87
Forfeited or expired	(79,200)	31.53
Outstanding at October 29, 2016	189,800	$76.62	$—	0.9
Stock options exercisable at October 29, 2016	189,800	$76.62	$—	0.9

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 29, 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	5,301,115	$45.02
Granted	—	—
Exercised	(10,483)	22.45
Forfeited or expired	(1,194,207)	37.27
Outstanding at October 29, 2016	4,096,425	$47.43	$—	3.0
Stock appreciation rights exercisable at October 29, 2016	3,524,010	$50.69	$—	2.1
Stock appreciation rights expected to become exercisable in the future as of October 29, 2016	502,927	$27.60	$—	8.1

As of October 29, 2016, there was $3.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 13 months.

The grant date fair value of stock appreciation rights that vested during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $4.1 million and $4.5 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 29, 2016:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2016	1,671,597	$28.13	185,500	$23.42	117,711	$25.00
Granted	1,119,848	25.28	129,725	25.70	129,734	31.01
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(603,789)	30.37	(32,625)	36.12	—	—
Forfeited	(236,871)	26.75	(78,677)	24.22	(62,553)	31.91
Unvested at October 29, 2016	1,950,785	$25.97	203,923	$22.53	184,892	$26.89

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying common stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company’s total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For an award with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria. Unvested shares related to restricted stock units with performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above.

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

As of October 29, 2016, there was $30.7 million, $1.3 million and $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months, 15 months and 14 months for service-based, performance-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 follows:

(in thousands)	October 29, 2016	October 31, 2015
Service-based restricted stock units:
Total grant date fair value of awards granted	$28,310	$21,725
Total grant date fair value of awards vested	18,337	17,956

Performance-based restricted stock units:
Total grant date fair value of awards granted	$3,334	$2,278
Total grant date fair value of awards vested	1,178	1,861

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,023	$2,158
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 were as follows:

	October 29, 2016	October 31, 2015
Grant date market price	$28.06	$22.46
Fair value	$31.01	$19.04
Assumptions:
Price volatility	45%	45%
Expected term (years)	2.7	2.8
Risk-free interest rate	1.0%	0.9%
Dividend yield	3.0%	3.5%
Average volatility of peer companies	34.5%	34.0%
Average correlation coefficient of peer companies	0.3415	0.3288

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of October 29, 2016 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company's master netting and other similar arrangements allow net settlements under certain conditions.

As of October 29, 2016, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$82,321
British pound	$34,335
Canadian dollar	$16,949
Japanese yen	$9,615

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of October 29, 2016.

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

As of October 29, 2016, the Company had no outstanding foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016 were as follows:

(in thousands)	Location	October 29, 2016	January 30, 2016	Location	October 29, 2016	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$6,460	$4,097	Accrued expenses	$262	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$69	Accrued expenses	$—	$—
Total	Other current assets	$6,460	$4,166	Accrued expenses	$262	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$152	$10	$295	$434

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015		October 29, 2016	October 31, 2015		October 29, 2016	October 31, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$4,986	$933	Cost of sales, exclusive of depreciation and amortization	$450	$2,886	Other operating income, net	$695	$58

	Thirty-nine Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015		October 29, 2016	October 31, 2015		October 29, 2016	October 31, 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$3,026	$3,318	Cost of sales, exclusive of depreciation and amortization	$2,551	$13,761	Other operating income, net	$1,308	$297

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 29, 2016 was as follows:

	Thirteen Weeks Ended October 29, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 30, 2016	$(106,132)	$1,197	$(104,935)
Other comprehensive (loss) income before reclassifications	(12,194)	4,986	(7,208)
Reclassified from accumulated other comprehensive loss (1)	—	(450)	(450)
Tax effect	—	(599)	(599)
Other comprehensive (loss) income	(12,194)	3,937	(8,257)
Ending balance at October 29, 2016	$(118,326)	$5,134	$(113,192)

	Thirty-nine Weeks Ended October 29, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive income before reclassifications	870	3,026	3,896
Reclassified from accumulated other comprehensive loss (1)	—	(2,551)	(2,551)
Tax effect	—	82	82
Other comprehensive income	870	557	1,427
Ending balance at October 29, 2016	$(118,326)	$5,134	$(113,192)

(1)
For the thirteen and thirty-nine weeks ended October 29, 2016, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 31, 2015 was as follows:

	Thirteen Weeks Ended October 31, 2015
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 1, 2015	$(106,551)	$4,764	$(101,787)
Other comprehensive loss before reclassifications	(1,384)	(123)	(1,507)
Reclassified from accumulated other comprehensive loss (2)	—	(2,886)	(2,886)
Tax effect	(107)	57	(50)
Other comprehensive loss	(1,491)	(2,952)	(4,443)
Ending balance at October 31, 2015	$(108,042)	$1,812	$(106,230)

	Thirty-nine Weeks Ended October 31, 2015
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 31, 2015	$(96,680)	$13,100	$(83,580)
Other comprehensive (loss) income before reclassifications	(11,255)	2,263	(8,992)
Reclassified from accumulated other comprehensive loss (2)	—	(13,761)	(13,761)
Tax effect	(107)	210	103
Other comprehensive loss	(11,362)	(11,288)	(22,650)
Ending balance at October 31, 2015	$(108,042)	$1,812	$(106,230)

(2)
For the thirteen and thirty-nine weeks ended October 31, 2015, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

9. SEGMENT REPORTING

The Company has two operating segments: Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands; and Hollister. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Abercrombie	$358,255	$411,259	$1,044,667	$1,131,626
Hollister	463,479	467,313	1,245,710	1,274,124
Total	$821,734	$878,572	$2,290,377	$2,405,750

The following table provides the Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
United States	$531,449	$572,736	$1,435,633	$1,536,151
Europe	187,184	206,538	541,711	572,772
Other	103,101	99,298	313,033	296,827
Total	$821,734	$878,572	$2,290,377	$2,405,750

10. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of October 29, 2016, the Company had accrued charges of approximately $4 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

11. SUBSEQUENT EVENTS

On November 11, 2016, the Company exercised a lease kick-out option for its A&F flagship store in Hong Kong. The Company expects the closure of this store to be substantially complete by the end of the second quarter of Fiscal 2017. As a result of this decision, the Company expects to incur a lease termination charge of approximately $16 million during the fourth quarter of Fiscal 2016. In addition, the Company estimates the net cash outflow associated with this lease termination to be approximately $16 million, consisting of two payments of approximately $8 million each, with the first payment expected to be paid in the fourth quarter of Fiscal 2016 and the second payment expected to be paid in the second quarter of Fiscal 2017.

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

SUMMARY RESULTS OF OPERATIONS
The table below summarizes the Company's results of operations and reconciles GAAP financial measures to non-GAAP financial measures for the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	October 29, 2016			October 31, 2015
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Net sales	$821,734	$—	$821,734	$878,572	$—	$878,572
Change in comparable sales(2)	(6)%	—%	(6)%	(1)%	—%	(1)%
Gross profit rate	62.2%	—%	62.2%	63.7%	(0.3)%	63.4%
Operating income	$19,645	$(6,000)	$13,645	$40,990	$10,086	$51,076
Net income attributable to A&F	$7,881	$(6,479)	$1,402	$41,891	$(8,974)	$32,917
Net income per diluted share attributable to A&F	$0.12	$(0.09)	$0.02	$0.60	$(0.12)	$0.48

Thirty-nine Weeks Ended
Net sales	$2,290,377	$—	$2,290,377	$2,405,750	$—	$2,405,750
Change in comparable sales(2)	(5)%	—%	(5)%	(4)%	—%	(4)%
Gross profit rate	61.7%	—%	61.7%	61.6%	0.9%	62.5%
Operating (loss) income	$(46,071)	$(11,926)	$(57,997)	$(47,245)	$62,466	$15,221
Net (loss) income attributable to A&F	$(44,835)	$(10,158)	$(54,993)	$(22,165)	$26,505	$4,340
Net (loss) income per diluted share attributable to A&F	$(0.66)	$(0.15)	$(0.81)	$(0.32)	$0.38	$0.06

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

As of October 29, 2016, the Company had $469.7 million in cash and equivalents, and $293.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $21.4 million for the thirty-nine weeks ended October 29, 2016. The Company also used cash of $96.8 million for capital expenditures and $40.5 million to pay dividends during the thirty-nine weeks ended October 29, 2016.

CURRENT TRENDS AND OUTLOOK

The Company's results for the third quarter of Fiscal 2016 reflect improvement in Hollister from last quarter that was more than offset by a decline in A&F performance, as flagship and tourist locations continued to be a major headwind, particularly in international markets. In addition, gross margin was pressured, as an A&F assortment weighted toward seasonal categories underperformed, resulting in greater than expected promotional activity.

In Hollister, comparable sales improved throughout the quarter and we expect the comparable sales trend to further improve in the fourth quarter. For the A&F brand, we began to articulate a redefined identity during the quarter. While we anticipate the A&F business will remain challenging through the balance of the fiscal year, we continue to evolve the brand through significant changes in product, customer experience and marketing.

For the fourth quarter of Fiscal 2016, we expect:

•	Comparable sales to be challenging, but modestly improved from the third quarter.

•	Continued adverse impact from foreign currency on sales and operating income.

•	A gross margin rate down slightly to last year's adjusted non-GAAP rate of 60.7%, driven by lower average unit retail, partially offset by lower average unit cost.

•
Operating expense, including a lease termination charge of approximately $16 million, to be up about 1% from last year's adjusted non-GAAP operating expense of $554 million, with the lease termination charge partially offset by savings from lower sales and expense reduction efforts.

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

For the full year, the Company expects the effective tax rate to remain sensitive at lower levels of pre-tax earnings.

We expect capital expenditures to be approximately $140 million for the full year.

In addition to the 13 stores opened year-to-date, including five outlet stores, we plan to open seven new stores in the fourth quarter, including five in China and two in the U.S. We also anticipate closing approximately 35 stores in the U.S. in the fourth quarter through natural lease expirations, in addition to the 15 stores closed year-to-date.

Excluded from the Company’s outlook are the effects of certain potential items, such as asset impairment charges, litigation charges and insurance recoveries.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” are useful to investors as they provide a measure of the Company’s operating performance excluding the effect of certain items which the Company believes do not reflect its future operating outlook, and therefore supplements investors’ understanding of comparability across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used supplemental to, not as an alternative to, the Company’s GAAP financial results, and may not be the same as similar measures presented by other companies.

Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For the purpose of this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

In addition, the following financial measures are disclosed on a GAAP basis and, as applicable, on a non-GAAP basis excluding items relating to asset impairment, indemnification recovery, claims settlement benefits, inventory write-down, net, legal settlement charges, store fixture disposal, profit improvement initiative, lease termination and store closure costs and restructuring benefit: cost of sales, exclusive of depreciation and amortization; gross profit; stores and distribution expense; marketing, general and administrative expense; other operating income, net; operating income (loss); income tax expense (benefit); effective tax rate; net income (loss) attributable to A&F; and net income (loss) per diluted share attributable to A&F. Certain of these GAAP and non-GAAP measures are also expressed as a percentage of net sales. The income tax effect of non-GAAP items is calculated as the difference in income tax expense (benefit) with and without the non-GAAP adjustments to income before income taxes based upon the tax laws and statutory income tax rates of the affected tax jurisdictions.

RESULTS OF OPERATIONS

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, were as follows:

	Abercrombie (1)(2)		Hollister (3)		Total
	United States	International	United States	International	United States	International
July 30, 2016	333	39	411	143	744	182
New	1	2	2	1	3	3
Closed	(1)	—	(1)	—	(2)	—
October 29, 2016	333	41	412	144	745	185
Gross square feet (in thousands):
October 29, 2016	2,548	631	2,828	1,212	5,376	1,843

	Abercrombie (1)		Hollister (3)		Total
	United States	International	United States	International	United States	International
August 1, 2015	354	34	429	137	783	171
New	7	2	2	2	9	4
Closed	(2)	—	—	—	(2)	—
October 31, 2015	359	36	431	139	790	175
Gross square feet (in thousands):
October 31, 2015	2,743	584	2,966	1,185	5,709	1,769

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Excludes one international franchise store as of October 29, 2016 and July 30, 2016.

(3)
Excludes three international franchise stores as of October 29, 2016, two international franchise stores as of July 30, 2016 and October 31, 2015 and one international franchise store as of August 1, 2015.

Store count and gross square footage by brand for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, were as follows:

	Abercrombie (1)(2)		Hollister (3)		Total
	United States	International	United States	International	United States	International
January 30, 2016	340	39	414	139	754	178
New	3	2	3	5	6	7
Closed	(10)	—	(5)	—	(15)	—
October 29, 2016	333	41	412	144	745	185
Gross square feet (in thousands):
October 29, 2016	2,548	631	2,828	1,212	5,376	1,843

	Abercrombie (1)		Hollister (3)		Total
	United States	International	United States	International	United States	International
January 31, 2015	361	32	433	135	794	167
New	11	4	2	6	13	10
Closed	(13)	—	(4)	(2)	(17)	(2)
October 31, 2015	359	36	431	139	790	175
Gross square feet (in thousands):
October 31, 2015	2,743	584	2,966	1,185	5,709	1,769

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Excludes one international franchise store as of October 29, 2016 and January 30, 2016.

(3)	Excludes three international franchise stores as of October 29, 2016 and two international franchise stores as of January 30, 2016 and October 31, 2015.

Net Sales

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$358,255	(14)%	$411,259	(5)%	$(53,004)	(13)%
Hollister	463,479	—%	467,313	3%	(3,834)	(1)%
Total net sales	$821,734	(6)%	$878,572	(1)%	$(56,838)	(6)%

U.S.	$531,449	(5)%	$572,736	(3)%	$(41,287)	(7)%
International	290,285	(10)%	305,836	1%	(15,551)	(5)%
Total net sales	$821,734	(6)%	$878,572	(1)%	$(56,838)	(6)%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$1,044,667	(10)%	$1,131,626	(7)%	$(86,959)	(8)%
Hollister	1,245,710	(1)%	1,274,124	(2)%	(28,414)	(2)%
Total net sales	$2,290,377	(5)%	$2,405,750	(4)%	$(115,373)	(5)%

U.S.	$1,435,633	(4)%	$1,536,151	(5)%	$(100,518)	(7)%
International	854,744	(7)%	869,599	(4)%	(14,855)	(2)%
Total net sales	$2,290,377	(5)%	$2,405,750	(4)%	$(115,373)	(5)%

(1)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the third quarter of Fiscal 2016, net sales decreased 6% compared to the third quarter of Fiscal 2015, primarily attributable to a 6% decrease in comparable sales, driven by the Abercrombie brand.

For the year-to-date period of Fiscal 2016, net sales decreased 5% compared to the year-to-date period of Fiscal 2015, primarily attributable to a 5% decrease in comparable sales, mainly driven by the Abercrombie brand.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$310,995	37.8%	$318,785	36.3%
Recovery on inventory write-down	—	—%	2,573	0.3%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$310,995	37.8%	$321,358	36.6%

Gross profit	$510,739	62.2%	$559,787	63.7%
Recovery on inventory write-down	—	—%	(2,573)	(0.3)%
Adjusted non-GAAP gross profit	$510,739	62.2%	$557,214	63.4%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$876,810	38.3%	$924,552	38.4%
Inventory write-down, net(1)	—	—%	(21,667)	(0.9)%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$876,810	38.3%	$902,885	37.5%

Gross profit	$1,413,567	61.7%	$1,481,198	61.6%
Inventory write-down, net(1)	—	—%	21,667	0.9%
Adjusted non-GAAP gross profit	$1,413,567	61.7%	$1,502,865	62.5%

(1)	Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

For the third quarter of Fiscal 2016, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 160 basis points compared to the third quarter of Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 60 basis points and the net impact of lower average unit retail partially offset by lower average unit cost.

For the year-to-date period of Fiscal 2016, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 10 basis points compared to the year-to-date period of Fiscal 2015, which included a $21.7 million net inventory write-down. Excluding the $21.7 million net inventory write-down, year-to-date Fiscal 2016 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 80 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 80 basis points and the net impact of higher average unit cost substantially offset by higher average unit retail.

Stores and Distribution Expense

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$386,609	47.0%	$392,942	44.7%
Store fixture disposal	—	—%	(583)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$386,609	47.0%	$392,359	44.7%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,138,644	49.7%	$1,173,773	48.8%
Store fixture disposal	—	—%	(4,200)	(0.2)%
Lease termination and store closure costs	—	—%	(1,756)	(0.1)%
Charges related to the Company’s profit improvement initiative	—	—%	(709)	—%
Adjusted non-GAAP stores and distribution expense	$1,138,644	49.7%	$1,167,108	48.5%

For the third quarter of Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 230 basis points compared to the third quarter of Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts.

For the year-to-date period of Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 90 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts. Excluding certain items presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP stores and distribution expense as a percentage of net sales increased by approximately 120 basis points as compared to the year-to-date period of Fiscal 2015.

For the third quarter of Fiscal 2016, shipping and handling costs, including costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to the customer, associated with direct-to-consumer operations were $27.1 million as compared to $24.9 million for the third quarter of Fiscal 2015. For the year-to-date period of Fiscal 2016, shipping and handling costs were $77.3 million as compared to $72.6 million for the year-to-date period of Fiscal 2015.

For the third quarter of Fiscal 2016, handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $10.6 million as compared to $11.1 million for the third quarter of Fiscal 2015. For the year-to-date period of Fiscal 2016, handling costs were $31.3 million as compared to $33.0 million for the year-to-date period of Fiscal 2015.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$105,307	12.8%	$117,698	13.4%
Indemnification recovery(1)	6,000	0.7%	—	—%
Adjusted non-GAAP marketing, general and administrative expense	$111,307	13.5%	$117,698	13.4%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$331,473	14.5%	$345,077	14.3%
Indemnification recovery(1)	6,000	0.3%	—	—%
Legal settlement charges	—	—%	(15,753)	(0.7)%
Profit improvement initiative	—	—%	(1,770)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$337,473	14.7%	$327,554	13.6%

(1)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

For the third quarter of Fiscal 2016, marketing, general and administrative expense as a percentage of net sales decreased by approximately 60 basis points as compared to the third quarter of Fiscal 2015, primarily due to expense reduction efforts and the $6.0 million indemnification recovery in the third quarter of Fiscal 2016, partially offset by the deleveraging effect from negative comparable sales and higher marketing expenses. Excluding certain items presented in the table above, third quarter Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 10 basis points as compared to the third quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, marketing, general and administrative expense as a percentage of net sales increased by approximately 10 basis points as compared to the year-to-date period of Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales and higher marketing expenses, partially offset by the net year-over-year impact of certain items presented in the above table and expense reduction efforts. Excluding certain items presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 110 basis points as compared to the year-to-date period of Fiscal 2015.

Restructuring Benefit

For the year-to-date period of Fiscal 2015, benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million.

Asset Impairment

For the third quarter of Fiscal 2015, the Company incurred non-cash asset impairment charges of $12.1 million, primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong.

For the year-to-date period of Fiscal 2016, the Company incurred non-cash asset impairment charges of $6.4 million related to the Company’s abercrombie kids flagship store in London, compared to $18.2 million for the year-to-date period of Fiscal 2015, primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong and a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

Other Operating Income, Net

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$822	0.1%	$3,919	0.4%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$16,835	0.7%	$7,018	0.3%
Claims settlement benefits (1)	(12,282)	(0.5)%	—	—%
Adjusted non-GAAP other operating income, net	$4,553	0.2%	$7,018	0.3%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the third quarter of Fiscal 2016, other operating income, net was $0.8 million as compared to $3.9 million for the third quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, other operating income, net was $16.8 million and included $12.3 million of claims settlement benefits, as compared to $7.0 million for the year-to-date period of Fiscal 2015. Excluding the $12.3 million of claims settlement benefits, year-to-date Fiscal 2016 adjusted non-GAAP other operating income, net as a percentage of net sales decreased by approximately 10 basis points as compared to the year-to-date period of Fiscal 2015.

Operating Income (Loss)

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$19,645	2.4%	$40,990	4.7%
Indemnification recovery(1)	(6,000)	(0.7)%	—	—%
Asset impairment	—	—%	12,076	1.4%
Recovery on inventory write-down	—	—%	(2,573)	(0.3)%
Store fixture disposal	—	—%	583	0.1%
Adjusted non-GAAP operating income	$13,645	1.7%	$51,076	5.8%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(46,071)	(2.0)%	$(47,245)	(2.0)%
Asset impairment	6,356	0.3%	18,209	0.8%
Indemnification recovery(1)	(6,000)	(0.3)%	—	—%
Claims settlement benefits(2)	(12,282)	(0.5)%	—	—%
Inventory write-down, net(3)	—	—%	21,667	0.9%
Legal settlement charges(4)	—	—%	15,753	0.7%
Store fixture disposal	—	—%	4,200	0.2%
Profit improvement initiative	—	—%	2,479	0.1%
Lease termination and store closures costs	—	—%	1,756	0.1%
Restructuring benefit	—	—%	(1,598)	(0.1)%
Adjusted non-GAAP operating (loss) income	$(57,997)	(2.5)%	$15,221	0.6%

(1)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

(2)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(3)	Includes inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

(4)	Accrued expense for certain proposed legal settlements.

For the third quarter of Fiscal 2016, operating income as a percentage of net sales decreased by approximately 230 basis points as compared to the third quarter of Fiscal 2015, primarily driven by the deleveraging effect from negative comparable sales, a reduction in the gross profit rate, higher marketing and direct-to-consumer expenses, partially offset by the net year-over-year impact of certain items presented in the above table. Excluding certain items presented in the table above, third quarter Fiscal 2016 adjusted non-GAAP operating income as a percentage of sales decreased approximately 420 basis points as compared to the third quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, operating loss as a percent of net sales was approximately flat as compared to the year-to-date period of Fiscal 2015, as the deleveraging effect from negative comparable sales, a reduction in the gross profit rate and higher marketing and direct-to-consumer expenses was offset by the net year-over-year impact of certain items presented in the above table and expense reduction efforts. Excluding certain items presented in the table above, year-to-date Fiscal 2016 adjusted non-GAAP operating loss as a percentage of net sales was approximately 250 basis points as compared to adjusted non-GAAP operating income as a percentage of net sales of approximately 60 basis points for the year-to-date period of Fiscal 2015.

Interest Expense, Net

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,751	0.7%	$5,653	0.6%
Interest income	(1,142)	(0.1)%	(1,067)	(0.1)%
Interest expense, net	$4,609	0.6%	$4,586	0.5%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$17,099	0.7%	$16,976	0.7%
Interest income	(3,243)	(0.1)%	(3,184)	(0.1)%
Interest expense, net	$13,856	0.6%	$13,792	0.6%

Income Tax Expense (Benefit)

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$6,762	45.0%	$(5,881)	(16.2)%
Tax effect of excluded items(1)	479		19,060
Adjusted non-GAAP income tax expense	$7,241	80.1%	$13,179	28.3%

	Thirty-nine Weeks Ended
	October 29, 2016		October 31, 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(17,540)	29.3%	$(40,688)	66.7%
Tax effect of excluded items(1)	(1,768)		35,961
Adjusted non-GAAP income tax benefit	$(19,308)	26.9%	$(4,727)	(330.8)%

(1)
Refer to “Operating Income (Loss)” for details of excluded items. The Company computed the tax effect of excluded items as the difference between the effective tax rate calculated with and without the non-GAAP adjustments on income (loss) before taxes and provision for income taxes.

For the third quarter of Fiscal 2016, the Company's income tax expense as a percentage of income before taxes, which is sensitive at lower levels of pre-tax earnings, was 45.0% as compared to the Company's income tax benefit as a percentage of loss before taxes of 16.2% for the third quarter of Fiscal 2015. The change in tax rate was primarily driven by changes in level and mix of consolidated pre-tax income amongst operating jurisdictions as well as a release of a valuation allowance in the prior year. Excluding certain items presented above in the table under “Operating Income (Loss),” the third quarter Fiscal 2016 adjusted non-GAAP effective tax rate was 80.1% as compared to 28.3% for the third quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, the effective tax rate was 29.3% as compared to 66.7% for the year-to-date period of Fiscal 2015. The change in tax rate was primarily due to changes in mix of consolidated pre-tax income amongst operating jurisdictions as well as the recognition of deferred U.S. income taxes on net income generated after October 31, 2015, as well as a release of a valuation allowance in the prior year. Excluding certain items presented above in the table under “Operating Income (Loss),” year-to-date Fiscal 2016 adjusted non-GAAP income tax expense as a percentage of loss before taxes was 26.9% as compared to adjusted non-GAAP income tax benefit as a percentage of loss before taxes of 330.8% for the year-to-date period of Fiscal 2015.

Net Income (Loss) and Net Income (Loss) per Share Attributable to A&F

For the third quarter of Fiscal 2016, net income and net income per diluted share attributable to A&F were $7.9 million and $0.12, respectively, as compared to net income and net income per diluted share attributable to A&F of $41.9 million and $0.60, respectively, for the third quarter of Fiscal 2015. Excluding certain items presented above under “Operating Income (Loss),” and “Income Tax Expense (Benefit),” third quarter Fiscal 2016 adjusted non-GAAP net income and net income per diluted share attributable to A&F were $1.4 million and $0.02, respectively, as compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $32.9 million and $0.48, respectively, for the third quarter of Fiscal 2015.

For the year-to-date period of Fiscal 2016, net loss and net loss per diluted share attributable to A&F were $44.8 million and $0.66, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $22.2 million and $0.32, respectively, for the year-to-date period of Fiscal 2015. Excluding certain items presented above under “Operating Income (Loss),” and “Income Tax Expense (Benefit),” year-to-date Fiscal 2016 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $55.0 million and $0.81, respectively, as compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F $4.3 million and $0.06 for the year-to-date period of Fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”) and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of October 29, 2016.

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

As of October 29, 2016, the borrowing base on the ABL Facility was $360.3 million. As of December 1, 2016, the Company had not drawn on the ABL Facility, but had approximately $1.7 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of October 29, 2016 were as follows:

(in thousands)	October 29, 2016	October 31, 2015
Borrowings, gross at carrying amount	$293,250	$297,000
Unamortized discount	(2,035)	(2,464)
Unamortized fees paid to lenders	(3,982)	(4,932)
Borrowings, net	287,233	289,604
Less: short-term portion of borrowings, net	(2,204)	(1,513)
Long-term portion of borrowings, net	$285,029	$288,091

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable pursuant to the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of October 29, 2016.

Operating Activities

Net cash provided by operating activities was $21.4 million for the thirty-nine weeks ended October 29, 2016 compared to $66.5 million for the thirty-nine weeks ended October 31, 2015. The year-over-year change in cash flow associated with operating activities was primarily driven by greater net loss, adjusted for non-cash items, the extension of vendor payment terms in the second quarter of Fiscal 2015 and incentive compensation payments in the first quarter of Fiscal 2016, partially offset by a $24.6 million decrease in cash paid for income taxes and the return of a $22.8 million long-term lease deposit.

Investing Activities

Cash outflows for investing activities for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 were used primarily for new construction, store updates, information technology, and direct-to-consumer and omnichannel capabilities.

Financing Activities

For the thirty-nine weeks ended October 29, 2016, cash outflows for financing activities consisted primarily of dividend payments of $40.5 million. For the thirty-nine weeks ended October 31, 2015, cash outflows for financing activities consisted primarily of the repurchase of approximately 2.5 million shares of A&F's Common Stock in the open market at a market value of approximately $50.0 million and dividend payments of $41.7 million.

As of October 29, 2016, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement. The Company has availability under the ABL Facility as a source of additional funding.

The Company expects total capital expenditures for Fiscal 2016 to be approximately $140 million, primarily for store remodels, new stores, direct-to-consumer and IT investments to support growth initiatives.

The Company may continue to repurchase shares of its Common Stock and would anticipate funding these cash requirements utilizing free cash flow generated from operations or proceeds from its existing credit facilities.

As of October 29, 2016, $270.6 million of the Company’s $469.7 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate. As of October 29, 2016, a provision for U.S. income tax has not been recorded on $90.0 million of the cash and equivalents held by foreign affiliates which is considered indefinitely invested in foreign operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing ABL Facility. The Company had $1.8 million in stand-by letters of credit outstanding as of October 29, 2016. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended October 29, 2016, there were no material changes in the contractual obligations as of January 30, 2016, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS,” of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2015. We discuss our critical accounting estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, in our Annual Report on Form 10-K for Fiscal 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2015.

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

Investment Securities

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended October 29, 2016 and October 31, 2015 and $2.3 million and $2.4 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $293.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “2014 Credit Facilities”). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $1.6 million. This hypothetical analysis for the fifty-two weeks ending January 28, 2017 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $6.5 million and $4.2 million as of October 29, 2016 and January 30, 2016, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $0.3 million as of October 29, 2016. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $13.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Executive Vice President and Chief Financial Officer of A&F (who serves as Interim Principal Executive Officer; Principal Financial Officer; and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2016. The Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Interim Principal Executive Officer and the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 29, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 29, 2016 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of October 29, 2016, the Company had accrued charges of approximately $4 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of October, 2016 have not changed materially from those disclosed in Part I, "ITEM 1A. RISK FACTORS" of A&F's Annual Report on Form 10-K for Fiscal 2015. Although there has been no material change in the risk factors disclosed in our Form 10-K for Fiscal 2015, certain of such risks may be heightened as a result of the June 2016 decision by the United Kingdom to leave the European Union (“Brexit”) and the results of the November 2016 U.S. elections.
Brexit has increased uncertainty in the economic and political environment in Europe and, in particular, our business and results of operations in the United Kingdom may be impacted by fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws. A&F operated 34 stores in the United Kingdom as of October 29, 2016.
The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. We source the majority of our merchandise from manufacturers located outside of the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2016 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended October 29, 2016:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
July 31, 2016 through August 27, 2016	724	$22.35	—	6,503,656
August 28, 2016 through October 1, 2016	4,373	$20.79	—	6,503,656
October 2, 2016 through October 29, 2016	4,524	$15.60	—	6,503,656
Total	9,621	$18.47	—	6,503,656

(1)
All of the 9,621 shares of A&F’s Common Stock purchased during the thirteen weeks ended October 29, 2016 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended October 29, 2016 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates by the Board of Directors of Abercrombie & Fitch Co. on August 31, 2016, incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended July 30, 2016 (File No. 1-12107) (the "July 30, 2016 Form 10-Q").

10.2
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to the July 30, 2016 Form 10-Q of Abercrombie & Fitch Co.

10.3
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to the July 30, 2016 Form 10-Q of Abercrombie & Fitch Co.

10.4	Agreement between Diane Chang and Abercrombie & Fitch Trading Co., executed by Ms. Chang on October 25, 2016 and by Abercrombie & Fitch Trading Co. on November 3, 2016.*
31
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 29, 2016 and October 31, 2015; (ii) Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 29, 2016 and October 31, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 5, 2016	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President and Chief Financial Officer (Interim Principal Executive Officer, Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates by the Board of Directors of Abercrombie & Fitch Co. on August 31, 2016, incorporated herein by reference to Exhibit 10.5.2 to the Quarterly Report on Form 10-Q of Abercrombie & Fitch Co. for the quarterly period ended July 30, 2016 (File No. 1-12107) (the "July 30, 2016 Form 10-Q").

10.2
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to the July 30, 2016 Form 10-Q of Abercrombie & Fitch Co.

10.3
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to the July 30, 2016 Form 10-Q of Abercrombie & Fitch Co.

10.4	Agreement between Diane Chang and Abercrombie & Fitch Trading Co., executed by Ms. Chang on October 25, 2016 and by Abercrombie & Fitch Trading Co. on November 3, 2016.*
31
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32
Certifications by Executive Vice President and Chief Financial Officer (who serves as Interim Principal Executive Officer; and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 29, 2016 and October 31, 2015; (ii) Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 29, 2016 and October 31, 2015; and (iv) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.

**	Furnished herewith.