Form 10-K
period 2017-01-28
ABERCROMBIE & FITCH CO /DE/
filed 2017-03-27
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 29, 2016: $1,390,361,149.

Number of shares outstanding of the Registrant’s common stock as of March 22, 2017: 67,985,481 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 15, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS.

GENERAL.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer who primarily sells its products through store and direct-to-consumer operations, as well as through various wholesale, franchise and licensing arrangements. The Company offers a broad array of apparel products, including knit tops, woven shirts, graphic t-shirts, fleece, sweaters, jeans, woven pants, shorts, outerwear, dresses, intimates and swimwear; and personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks brands. The Company has operations in North America, Europe, Asia and the Middle East. As of January 28, 2017, the Company operated 709 stores in the United States (“U.S.”) and 189 stores outside of the U.S.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to “Fiscal 2016” represent the fifty-two week fiscal year ended January 28, 2017; to “Fiscal 2015” represent the fifty-two week fiscal year ended January 30, 2016; and to “Fiscal 2014” represent the fifty-two week fiscal year ended January 31, 2015. In addition, all references herein to “Fiscal 2017” represent the fifty-three week fiscal year that will end on February 3, 2018.

A&F makes available free of charge on its Internet website, www.abercrombie.com, under “Investors, SEC Filings,” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as A&F’s definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains electronic filings by A&F and other issuers at www.sec.gov. In addition, the public may read and copy any materials A&F files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company has included its Internet website addresses throughout this filing as textual references only. The information contained within these Internet websites is not incorporated into this Annual Report on Form 10-K.

DESCRIPTION OF OPERATIONS.

Brands.

Abercrombie & Fitch.    The Abercrombie & Fitch brand is the iconic global specialty retailer of high quality, casual luxury apparel and accessories for men and women. With an updated attitude that reflects the confidence of today’s 20+ consumer, Abercrombie & Fitch remains true to its 125-year heritage of creating expertly crafted products with an effortless, American style. It is the namesake brand of Abercrombie & Fitch Co.

abercrombie kids.    abercrombie kids creates smart and creative apparel of enduring quality that celebrates the wide-eyed wonder of children from 3 to 14 years.  Its products are made for play - tough enough to stand up to everyday adventures, while never compromising comfort, softness or safety.

Hollister.    The quintessential retail brand of the global teen consumer, Hollister celebrates the liberating spirit of the endless summer inside everyone.  Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you. Hollister provides an engaging, welcoming and unique shopping experience around the globe.

Gilly Hicks.    Gilly Hicks, “the brand to start and end your day with,” carries bras, bralettes, undies, swimwear, loungewear and sleepwear. Gilly Hicks product is designed to be effortless and comfortable to align with our customers’ on-the-go, busy lifestyle.

Refer to the “RESULTS OF OPERATIONS” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information regarding net sales by brand and by geography.

FINANCIAL INFORMATION ABOUT SEGMENTS.

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. All of the Company’s operating segments sell a similar group of products — apparel, personal care products and accessories for men, women and kids. The Company determined its brand-based operating segments as of January 28, 2017 to be Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands; and Hollister, which includes the Company's Hollister and Gilly Hicks brands. These operating segments have similar economic characteristics, classes of consumers, products and production and distribution methods, and have been aggregated into one reportable segment. Refer to Note 17, “SEGMENT REPORTING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion of the Company’s operating segments and reportable segment.

The following charts illustrate the Company's net sales mix by brand and geography for Fiscal 2016:

Abercrombie(1)	Hollister(2)	International	United States

(1) Includes Abercrombie & Fitch and abercrombie kids brands.
(2) Includes Hollister and Gilly Hicks brands.

STORE OPERATIONS.

At the end of Fiscal 2016, the Company operated 898 stores. The following table details the number of retail stores operated by the Company at January 28, 2017:

	Abercrombie(1)	Hollister(2)	Total
United States	311	398	709
International	44	145	189
Total	355	543	898

(1)	Includes Abercrombie & Fitch and abercrombie kids brands. Excludes one international franchise store as of January 28, 2017.

(2)	Includes Hollister and Gilly Hicks brands. Excludes three international franchise stores as of January 28, 2017.

CUSTOMER ENGAGEMENT.

We put the customer at the center of everything we do. The Company seeks to intimately understand its customers and inspire them through rich brand experiences wherever, whenever and however they choose to shop. The Company engages with its customers through in-store interactions, social media platforms, mobile applications, loyalty programs, online surveys and customer reviews, and is continuously receiving and responding to customer feedback. Our Abercrombie and Hollister customer relationship management programs provide a platform to develop direct relationships with our customers. Our brands have a strong base of globally diverse followers on key social media platforms. The Company also engages with key influencers such as celebrities, bloggers and stylists to share its product and communicate its brand identity. The Company endeavors to be at the forefront of exploring new ways in which our customers may want to engage with our brands. This allows us to better understand who our customers are, what they value and aspire to, how they shop and behave and what they expect from our brands.

OMNICHANNEL AND DIRECT-TO-CONSUMER OPERATIONS.

As our customers increasingly shop across multiple channels, the Company has developed, and continues to expand, its robust omnichannel capabilities. These capabilities now include “ship-from-store,” “order-in-store,” “reserve-in-store” and “purchase-online-pickup-in-store.” The Company continues to invest in these and other omnichannel initiatives in order to create a more seamless shopping experience for its customers.

The Company operates 30 desktop and mobile websites for its brands globally. The websites are available in 11 languages, accept 29 currencies and ship to more than 120 countries. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $856.8 million for Fiscal 2016, representing approximately 26% of total net sales.

WHOLESALE, FRANCHISE AND LICENSING OPERATIONS .

The Company continues to expand its brand reach through various wholesale, franchise and licensing arrangements. Total net sales from wholesale, franchise and licensing operations were $36.1 million for Fiscal 2016, representing approximately 1% of total net sales. As of January 28, 2017, the Company's franchisees operated four international franchise stores, all of which are located in Mexico.

MERCHANDISE SUPPLIERS.

Meeting the Company's objective of delivering compelling, on-trend, high-quality product assortments to its customers is dependent upon its network of third-party vendors. During Fiscal 2016, the Company sourced merchandise through approximately 150 vendors located throughout the world, primarily in Asia and Central America. The Company did not source more than 10% of its merchandise from any single factory or supplier during Fiscal 2016. The Company pursues a global sourcing strategy that includes relationships with vendors in 17 countries, as well as the U.S. The Company’s foreign sourcing of merchandise is negotiated and settled in U.S. Dollars.

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

Before the Company begins production, factories, including subcontractors of the factories, must go through a quality assurance assessment to ensure they meet Company standards. All factories are contractually required to adhere to the Company's Vendor Code of Conduct, and go through social audits, which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and to review payroll and age documentation. Social audits of the factories are performed at least every two years after the initial audit. The Company partners with suppliers that respect local laws and share our dedication to utilizing best practices in human rights, labor rights, environmental practices and workplace safety.

DISTRIBUTION AND MERCHANDISE INVENTORY.

The Company's distribution network is built to deliver stock to its stores and fulfill direct-to-consumer orders with speed and efficiency. The Company’s merchandise is shipped to the Company’s distribution centers (“DCs”) where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company has two Company-owned DCs located in New Albany, Ohio, one of which is a dedicated direct-to-consumer facility, and one third-party DC located in Reno, Nevada that service our North American stores and direct-to-consumer customers outside of Europe and Asia. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, a third-party DC in China for the distribution of merchandise to stores and direct-to-consumer customers located in China, a third-party DC in Hong Kong for the distribution of merchandise to stores and direct-to-consumer customers located in Asia, and a third-party DC in the United Arab Emirates for the distribution of merchandise to stores located in the Middle East. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers.

INFORMATION SYSTEMS.

The Company’s management information systems consist of a full range of retail, merchandising and financial systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising and financial reporting. The Company continues to invest in technology to upgrade core systems to enhance efficiencies, including the support of its direct-to-consumer operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

SEASONAL BUSINESS.

The retail apparel market has two principal selling seasons: the Spring season which includes the first and second fiscal quarters (“Spring”); and the Fall season which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School (August) and Holiday (November and December) sales periods.

TRADEMARKS.

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered or pending with the registries of countries where stores are located or likely to be located in the future. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to renew each of its registered trademarks that remain in use.

COMPETITION.

We operate in a rapidly evolving and highly competitive retail business environment. Our competitors include individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online businesses. Additionally, there is competition for consumer discretionary spending from other product and experiential categories, such as technology, restaurants, travel and media content.

Consumers are increasingly shopping online and via mobile devices, which enable consumers to quickly and conveniently comparison shop for product availability and by price.

We compete primarily on the basis of brand experience, customer service, product selection, quality, store location and price.

ASSOCIATE RELATIONS.

As of March 22, 2017, the Company employed approximately 43,000 associates, of which approximately 35,000 were part-time associates, which equates to approximately 5,000 full-time equivalents. On average, the Company employed approximately 16,000 full-time equivalents during Fiscal 2016.

The Company believes it maintains a good relationship with its associates. However, in the normal course of business, the Company is party to lawsuits involving former and current associates.

ENVIRONMENTAL MATTERS.

Compliance with domestic and international regulations related to environmental matters has not had, nor is it expected to have, any material effect on the Company’s capital expenditures, earnings or competitive position based on information and circumstances known to the Company at this time.

OTHER INFORMATION.

Additional information about the Company’s business, including its revenues and profits for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 22, 2017:

Stacia Andersen, 46, has been Brand President of Abercrombie & Fitch and abercrombie kids since June 2016. Prior to joining A&F, Ms. Andersen served in various positions with Target Corporation (“Target”), a general merchandise retailer selling products through Target stores and digital channels, from 1993 until December 2015. Most recently, Ms. Andersen served as Senior Vice President Merchandising, Apparel, Accessories and Baby, from May 2014 to December 2015, and as Senior Vice President Merchandising, Home and Seasonal from October 2009 to May 2014. Prior to serving as a Senior Vice President Merchandising, Ms. Andersen served as President, Target Sourcing Services/Associated Merchandising Corporation, from February 2006 to October 2009, and before that, in various sourcing and merchandising positions.

Robert E. Bostrom, 64, has been Senior Vice President, General Counsel and Corporate Secretary of A&F since January 2014. Since August 2014, Mr. Bostrom has been a member of the Board of Directors of NeuLion, Inc. From December 2012 to December 2013, Mr. Bostrom was Co-Chairman of the Financial Regulatory and Compliance Practice of Greenberg Traurig LLP, an international law firm. From August 2011 to November 2012, Mr. Bostrom was Co-Head of the Global Financial Institutions and Funds Sector of Dentons US LLP (formerly, SNR Denton), an international law firm. From February 2006 to August 2011, Mr. Bostrom was Executive Vice President, General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). Prior to Freddie Mac, Mr. Bostrom was the Managing Partner of the New York office of Winston & Strawn LLP, a Member of that firm’s Executive Committee and Head of its Financial Institutions Practice.

Joanne C. Crevoiserat, 53, has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F since February 2017, Executive Vice President and Chief Financial Officer of A&F since May 2014. Ms. Crevoiserat served as Interim Principal Executive Officer of A&F from June 2016 to February 2017 and a member of the Office of the Chairman of A&F from October 2015 to February 2017. Prior to joining A&F, Ms. Crevoiserat served in a number of senior management roles at Kohl’s Inc., which operates family-oriented department stores and a website featuring apparel, footwear, accessories, soft home products and housewares. From June 2012 to April 2014, Ms. Crevoiserat was the Executive Vice President of Finance of Kohl’s and from November 2008 to June 2012, she served as the Executive Vice President of Merchandise Planning and Allocation of Kohl’s. Prior to her time with Kohl’s, Ms. Crevoiserat held senior finance positions with Wal-Mart Stores and May Department Stores, including Chief Financial Officer of the Filene’s, Foley’s and Famous-Barr brands.

Fran Horowitz, 53, has been Chief Executive Officer and a director of A&F since February 2017. Prior thereto, she had served as President & Chief Merchandising Officer for all brands of A&F since December 2015 and was a member of the Office of the Chairman of A&F from December 2014 to February 2017. Ms. Horowitz also held the position of Brand President of Hollister from October 2014 to December 2015. Before joining Hollister, from October 2013 to October 2014, Ms. Horowitz served as the President of Ann Taylor Loft, a division of Ann Inc., the parent company of three specialty retail fashion brands in North America. Prior to her time with Ann Taylor Loft, from February 2005 to October 2012, she held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise, including Executive Vice President of Women’s Merchandising and Design from May 2010 to November 2012. Before her time with Express, Inc., Ms. Horowitz spent 13 years at Bloomingdale’s in various women’s merchandising roles, including Vice President Divisional Merchandise Manager. Since March 2017, Ms. Horowitz has served on the Board of Directors of SeriousFun Children's Network, Inc., a Connecticut non-profit corporation.

Kristin Scott, 49, has been Brand President of Hollister since August 2016. Before joining Hollister, she served in various positions with Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online, from December 2007 until April 2016. Most recently, Ms. Scott served as Executive Vice President, GMM Merchandising from March 2013 to April 2016, Senior Vice President, GMM Merchandising from March 2009 to March 2013 and Senior Vice President, GMM Merchandising - Stores from December 2007 to March 2009. Prior to her time with Victoria’s Secret, Ms. Scott served in merchandising positions at the Vice President level with Gap Outlet, Marshall Fields and Target.

As previously announced, in conjunction with the appointment of Fran Horowitz to Chief Executive Officer of A&F, the Board dissolved the Office of the Chairman, effective February 1, 2017. The Office of the Chairman was formed in December 2014 to allow for effective management of the Company during a transition in leadership. The executive officers serve at the pleasure of the Board of Directors of A&F.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS.

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements.

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The following factors, among others, could affect our financial performance and could cause actual results to differ materially from those expressed or implied in any of the forward-looking statements:

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

•	our ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks;

•	our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability;

•	our failure to protect our reputation could have a material adverse effect on our brands;

•	our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	we may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss;

•	fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	changes in the cost, availability and quality of raw materials, labor, transportation and trade relations could cause manufacturing delays and increase our costs;

•
we depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs;

•	our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around;

•	we rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business;

•	our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain;

•	our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•	fluctuations in our tax obligations and effective tax rate may result in volatility in our operating results;

•	extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations;

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

This list of important factors is not exclusive.

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

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, can be adversely impacted by recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales and personal income tax rates, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Additionally, changes in consumer preferences and discretionary spending habits may negatively impact the specialty retail market. Global economic uncertainty and changing consumer preferences and discretionary spending habits could have a material adverse effect on our results of operations, liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

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

The sale of apparel and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online businesses. The substantial sales growth in the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

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

We sell merchandise for each brand over the Internet, both domestically and internationally. Consumers are increasingly shopping online and via mobile devices, and we have made significant investments in capital spending and labor to develop these channels, invested in digital media to attract new customers and developed localized fulfillment, shipping and customer service operations. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels and respond to shifting consumer traffic patterns and direct-to-consumer buying trends. As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media including smart phones and tablets, and our success depends on our ability to introduce innovative means of engaging our customers. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

In addition, direct-to-consumer operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Our failure to successfully respond to these risks might adversely affect sales in our direct-to-consumer business as well as damage our reputation and brands.

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

Additionally, we may face operational issues that could negatively affect our reputation, business and operating results, unless we can:

•
address the different operational characteristics present in each country in which we operate, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•	hire, train and retain qualified personnel;

•	maintain good relations with individual associates and groups of associates;

•	avoid work stoppages or other labor-related issues in our European stores where associates are represented by workers’ councils and unions;

•	retain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of existing stores on a timely basis;

•	manage foreign currency exchange risks effectively.

Failure to address one or more of the factors above could have a material adverse effect on our results of operations.

Our inability to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Our ability to execute our long-term strategies successfully and in a timely fashion is subject to various risks and uncertainties as described under this “Risk Factors” section. Specifically, these risks can be categorized into market risk, execution risk and customer acceptance risk. Market risk includes consumer spending, actions of brand competitors and changes in demographics or preferences of our target customer. Achieving the goals of our long-term strategy is also dependent on us executing the strategy successfully. Finally, the initiatives we implement in connection with our long-term strategy may not resonate with our customers. It may take longer than anticipated to generate the expected benefits from our long-term strategy and there can be no guarantee that these initiatives will result in improved operating results. In addition, failure to successfully implement our long-term strategy could have a negative impact on our growth and profitability.

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

In the standard course of business, we process customer information, including payment information, through our stores and direct-to-consumer programs. Rapidly evolving technologies and types of cyber-attacks may result in this information being compromised or breached. The retail industry in particular has been the target of many recent cyber-attacks, and as a result, there is heightened concern over the security of personal information transmitted over or accessible through the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes and procedures. It is possible that an individual or group could defeat our security measures and access sensitive customer and associate information. Actual or anticipated cyber-attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protective technologies, train employees, and engage third-party experts and consultants. Exposure of customer data through any means could materially harm the Company by, but not limited to, reputation loss, regulatory fines and penalties, legal liability and costs of litigation.

Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.

The functional currency of our foreign subsidiaries is generally the local currency in which each entity operates, while our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries, as was the case in Fiscal 2016. Additionally, tourism spending may be affected by changes in currency exchange rates, and as a result, sales in our flagship stores and other stores with higher tourism traffic have, at times, been adversely impacted, and may continue to be adversely impacted, by fluctuations in currency exchange rates. Certain events, such as the June 2016 decision by the United Kingdom to leave the European Union (“Brexit”) and the November 2016 U.S. elections have increased global economic and political uncertainty and caused volatility in foreign currency exchange rates. Our business and results of operations may be impacted by these developments. For Fiscal 2016, 63.8%, 23.1% and 13.1% of the Company's net sales were attributable to the U.S., Europe and other geographic areas, respectively.

Changes in cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs.

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The Company is also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations. The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain.

We rely on two Company-owned DCs and five third-party DCs to manage the receipt, storage, sorting, packing and distribution of our merchandise. The Company has two Company-owned DCs located in New Albany, Ohio, one of which is a dedicated direct-to-consumer facility, and one third-party DC located in Reno, Nevada that service our North American stores and direct-to-consumer customers outside of Europe and Asia. The Company uses a third-party DC in the Netherlands for the distribution of merchandise to stores and direct-to-consumer customers located in Europe, a third-party DC in China for the distribution of merchandise to stores and direct-to-consumer customers located in China, a third-party DC in Hong Kong for the distribution of merchandise to stores and direct-to-consumer customers located in Asia, and a third-party DC in the United Arab Emirates for the distribution of merchandise to stores located in the Middle East. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer and wholesale orders could be interrupted and sales could be negatively impacted.

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

A number of proposals for broad U.S. corporate tax reform are currently being considered by various legislative and administrative bodies, including a border-adjustment tax, other increased taxes on imports, and limiting the ability to defer U.S. taxation on earnings outside the U.S. Such changes could have a material adverse effect on our business, results of operations and liquidity.

Extreme weather conditions and the seasonal nature of our business may cause net sales to fluctuate and negatively impact our results of operations.

Historically, our operations have been seasonal, with a significant amount of net sales and operating income occurring in the fourth fiscal quarter. Severe weather conditions and changes in weather patterns can influence customer trends, consumer traffic and shopping habits. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Unseasonable weather may diminish demand for our seasonal merchandise. In addition, severe weather can also decrease customer traffic in our stores and reduce sales and profitability. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Any factors negatively affecting us during the third and fourth fiscal quarters of any year, including inclement weather, could have a material adverse effect on our financial condition and results of operations for the entire year.

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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce. Further acts of terrorism or future conflicts may disrupt commerce and undermine consumer confidence and consumer spending by causing domestic and/or tourist traffic in malls and the Company’s flagship and other stores to decline, which could negatively impact our sales revenue. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Our inability to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

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

Changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s accounting standards requirements are creating additional complexities for public companies. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas.

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

All of the retail stores operated by the Company, as of March 22, 2017, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2017 and 2031.

The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

As of March 22, 2017, the Company’s 897 stores were located as follows:

U.S. & U.S. Territories:
Alabama	3	Louisiana	5	Ohio	26
Arizona	14	Maine	3	Oklahoma	4
Arkansas	3	Maryland	12	Oregon	6
California	105	Massachusetts	27	Pennsylvania	28
Colorado	6	Michigan	18	Rhode Island	2
Connecticut	15	Minnesota	9	South Carolina	8
Delaware	5	Mississippi	3	Tennessee	13
District Of Columbia	1	Missouri	4	Texas	66
Florida	67	Montana	1	Utah	5
Georgia	19	Nebraska	2	Vermont	1
Hawaii	7	Nevada	9	Virginia	21
Idaho	2	New Hampshire	9	Washington	16
Illinois	26	New Jersey	36	West Virginia	3
Indiana	10	New Mexico	3	Wisconsin	8
Iowa	4	New York	42	Puerto Rico	2
Kansas	5	North Carolina	16
Kentucky	8	North Dakota	1

International:
Austria	6	Hong Kong	3	Republic of Korea	3
Belgium	3	Ireland	2	Singapore	1
Canada	18	Italy	11	Spain	12
China	27	Japan	11	Sweden	3
Denmark	1	Kuwait	2	United Kingdom	34
France	15	Netherlands	4	United Arab Emirates	6
Germany	25	Poland	1

ITEM 3.    LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of January 28, 2017, the Company had accrued charges of approximately $6 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&F’s Class A Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2016 and Fiscal 2015:

	Sales Price
	High	Low
Fiscal 2016
4th quarter	$17.35	$11.29
3rd quarter	$23.29	$14.71
2nd quarter	$27.37	$16.49
1st quarter	$32.83	$23.45
Fiscal 2015
4th quarter	$28.21	$18.55
3rd quarter	$22.25	$15.42
2nd quarter	$23.72	$19.36
1st quarter	$26.50	$19.34

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in each of February, May, August and November in Fiscal 2016 and Fiscal 2015. Dividends were paid in each of March, June, September and December in Fiscal 2016. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the directors deem relevant.

As of March 22, 2017, there were approximately 3,200 stockholders of record. However, when including investors holding shares in broker accounts under street name A&F estimates that there are approximately 34,300 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended January 28, 2017:

Period (fiscal month)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(3)
October 30, 2016 through November 26, 2016	1,284	$15.37	—	6,503,656
November 27, 2016 through December 31, 2016	16,544	$14.62	—	6,503,656
January 1, 2017 through January 28, 2017	9,155	$11.71	—	6,503,656
Total	26,983	$13.67	—	6,503,656

(1)
All of the 26,983 shares of A&F’s Common Stock purchased during the thirteen-week period ended January 28, 2017 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and the vesting of restricted stock units and restricted share awards.

(2)
No shares were repurchased during the thirteen-week period ended January 28, 2017 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

During Fiscal 2015, A&F repurchased approximately 2.5 million shares of A&F’s Common Stock in the open market with a cost of approximately $50.0 million. Repurchases made during Fiscal 2015 were pursuant to authorizations of A&F’s Board of Directors.

The following graph shows the changes, over the five-year period ended January 28, 2017 (the last day of A&F’s Fiscal 2016) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”); (iii) the Standard & Poor’s Midcap 400 Stock Index (the “S&P Midcap 400 Index”); and (iv) the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH(1)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index, the S&P Midcap 400 Index and the S&P Apparel Retail Index

$250
$200
$150
$100
$50
$0
1/28/12
2/2/13
2/1/14
1/31/15
1/30/16
1/28/17
Abercrombie & Fitch Co.
S&P 500
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 1/28/12 in stock or 1/28/12 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

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

The following financial information is derived from our Consolidated Financial Statements. The information presented below should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” and the Company’s Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K. We have also included certain non-financial information to enhance the understanding of our business.

(Thousands, except per share and per square foot amounts, ratios and store data)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012(1)
Statements of operations data
Net sales	$3,326,740	$3,518,680	$3,744,030	$4,116,897	$4,510,805
Gross profit	$2,028,568	$2,157,543	$2,313,570	$2,575,435	$2,816,709
Operating income	$15,188	$72,838	$113,519	$80,823	$374,233
Net income attributable to A&F	$3,956	$35,576	$51,821	$54,628	$237,011
Net income per basic share attributable to A&F	$0.06	$0.52	$0.72	$0.71	$2.89
Net income per diluted share attributable to A&F	$0.06	$0.51	$0.71	$0.69	$2.85
Basic weighted-average shares outstanding	67,878	68,880	71,785	77,157	81,940
Diluted weighted-average shares outstanding	68,284	69,417	72,937	78,666	83,175
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.70
Balance sheet data
Working capital(2)	$653,300	$644,277	$679,016	$752,344	$617,023
Current ratio(3)	2.34	2.20	2.40	2.32	1.89
Cash and equivalents	$547,189	$588,578	$520,708	$600,116	$643,505
Total assets	$2,295,757	$2,433,039	$2,505,167	$2,850,997	$2,987,401
Borrowings, net	$262,992	$286,235	$293,412	$135,000	$—
Leasehold financing obligations	$46,397	$47,440	$50,521	$60,726	$63,942
Total stockholders’ equity	$1,252,039	$1,295,722	$1,389,701	$1,729,493	$1,818,268
Return on average stockholders’ equity(4)	—%	3%	3%	3%	13%
Other financial and operating data
Net cash provided by operating activities	$184,591	$309,941	$312,480	$175,493	$684,171
Net cash used for investing activities	$(136,746)	$(122,567)	$(175,074)	$(173,861)	$(247,238)
Net cash used for financing activities	$(83,793)	$(106,875)	$(181,453)	$(40,831)	$(380,071)
Capital expenditures	$140,844	$143,199	$174,624	$163,924	$339,862
Free cash flow(5)	$43,747	$166,742	$137,856	$11,569	$344,309
Comparable sales(6)	(5)%	(3)%	(8)%	(11)%	(1)%
Net store sales per average gross square foot	$343	$360	$381	$417	$485
Total number of stores open	898	932	969	1,006	1,041
Total store square footage at end of period	7,007	7,292	7,517	7,736	7,958

(1)	Fiscal 2012 was a fifty-three week year.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)	Current ratio is computed by dividing current assets by current liabilities.

(4)	Return on average stockholders’ equity is computed by dividing net income attributable to A&F by the average stockholders’ equity balance.

(5)
Free cash flow is computed by subtracting capital expenditures from the GAAP financial measure of net cash provided by operating activities, both of which are disclosed above in the table preceding the measure of free cash flow. The Company believes that the non-GAAP measure of free cash flow is useful to investors to understand available cash flows generated from operations less cash flows used for capital expenditures. The closest GAAP financial measure is net cash provided by operating activities. The non-GAAP financial measure of free cash flow should not be used in isolation or as an alternative to net cash provided by operating activities or an indicator of the ongoing performance of the Company. It is also not intended to supersede or replace the Company’s GAAP financial measure.

(6)
Comparable sales is defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation. Beginning with Fiscal 2012, comparable sales include comparable direct-to-consumer sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS SUMMARY

The Company is a specialty retailer who primarily sells its products through store and direct-to-consumer operations, as well as through various wholesale, franchise and licensing arrangements. The Company offers a broad array of apparel products, including knit tops, woven shirts, graphic t-shirts, fleece, sweaters, jeans, woven pants, shorts, outerwear, dresses, intimates and swimwear; and personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks brands. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the fifty-two week period ended January 28, 2017 is compared to the fifty-two week period ended January 30, 2016 and the fifty-two week period ended January 30, 2016 is compared to the fifty-two week period ended January 31, 2015.

The Company has two operating segments: Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands; and Hollister. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations and reconciles GAAP financial measures to non-GAAP financial measures for the fifty-two week periods ended January 28, 2017 and January 30, 2016. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	January 28, 2017			January 30, 2016
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP	GAAP	Excluded Items(1)	Non-GAAP
Fifty-two Weeks Ended
Net sales	$3,326,740	$—	$3,326,740	$3,518,680	$—	$3,518,680
Change in comparable sales(2)	(5)%	—%	(5)%	(3)%	—%	(3)%
Gross profit rate	61.0%	—%	61.0%	61.3%	0.6%	61.9%
Operating income	$15,188	$(11,926)	$3,262	$72,838	$63,657	$136,495
Net income (loss) attributable to A&F	$3,956	$(8,026)	$(4,070)	$35,576	$42,471	$78,047
Net income (loss) per diluted share attributable to A&F	$0.06	$(0.12)	$(0.06)	$0.51	$0.61	$1.12

(1)	Refer to “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for details on excluded items.

(2)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

As of January 28, 2017, the Company had $547.2 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $184.6 million for Fiscal 2016. The Company also used cash of $140.8 million for capital expenditures, $54.1 million to pay dividends and $25.0 million to pay down debt during Fiscal 2016.

CURRENT TRENDS AND OUTLOOK

Despite a challenging retail environment in Fiscal 2016, the performance of our largest brand, Hollister, demonstrates the potential for our brands when brand voice, product and brand experience are aligned and attuned to our customer. The Abercrombie brand revitalization continues, with many of the lessons learned from Hollister being applied to position Abercrombie for future growth.

Overall we continue to make significant progress on our strategic initiatives. We stayed close to our customers and began to communicate evolved identities for each of our brands. In addition, we made improvements to the customer experience through the roll out of store remodels and a loyalty program for Hollister and to the seamless shopping experience through investments in direct-to-consumer and omnichannel capabilities across both brands. We also continue to execute our store closure and right sizing program.

While the environment is likely to remain challenging in Fiscal 2017, we continue to execute on our strategic priorities to position our business for sustainable growth.

For Fiscal 2017, we expect:

•
The comparable sales trend to improve for the full year, but to remain challenging for the first half; with Hollister comparable sales to maintain or grow and the Abercrombie comparable sales trend to improve.

•	Continued adverse effects from foreign currency on sales and operating income.

•	A gross margin rate flat to the Fiscal 2016 adjusted non-GAAP rate of 61.0%, but to be pressured in the first quarter.

•
Actions already taken to reduce expense by approximately $100 million, enabling investments in revenue driving activities and resulting in net operating expense down approximately 3% from Fiscal 2016 adjusted non-GAAP operating expense of $2.025 billion, with a commitment to pursue further expense reductions throughout the year.

•	Net income attributable to noncontrolling interests of approximately $4 million.

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

We expect the core tax rate for the full year to be in the mid 30s and to remain highly sensitive to jurisdictional mix and at lower levels of pre-tax earnings. In addition, we also expect to incur a discrete non-cash income tax charge of approximately $9 million in the first quarter of Fiscal 2017 as a result of a change in share-based compensation accounting standards, the adverse effect of which will be included in the effective tax rate.

With regard to capital allocation, we are targeting capital expenditures to be approximately $100 million for Fiscal 2017, including approximately $70 million for store updates and new stores and approximately $20 million for direct-to-consumer and omnichannel capabilities and IT investments to support growth and continuous profit improvement initiatives.

We plan to open approximately six full-price stores in Fiscal 2017, including approximately four in the U.S and approximately two in international markets. We also plan to open approximately two new outlet stores. In addition, we anticipate closing approximately 60 stores in the U.S. during Fiscal 2017 through natural lease expirations.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” are useful to investors as they provide a measure of the Company’s operating performance excluding the effect of certain items which the Company believes do not reflect its future operating outlook, and therefore supplements investors’ understanding of comparability across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used supplemental to, not as an alternative to, the Company’s GAAP financial results, and may not be the same as similar measures presented by other companies.

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

KEY BUSINESS INDICATORS

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•
Comparable sales, defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with prior year’s net sales converted at the current year’s foreign currency exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with prior year’s net sales converted at the current year’s foreign currency exchange rate to remove the impact of currency fluctuation;

•	Comparative results of operations with prior year’s results converted at the current year’s foreign currency exchange rate to remove the impact of currency fluctuation;

•	Gross profit and gross margin rate;

•	Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;

•	Selling margin, defined as sales price less original cost, by brand and product category;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income and net income attributable to A&F;

•	Inventory per gross square foot and inventory to sales ratio;

•	Cash flow and liquidity determined by the Company’s current ratio, working capital and free cash flow;

•	Store metrics such as sales per gross square foot, average number of transactions per store and store contribution (defined as store sales less direct costs of operating the store);

•	Transactional metrics such as traffic and conversion, average unit retail price, average unit cost, average units per transaction and average transaction values; and

•	Return on invested capital and return on equity.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 2016 COMPARED TO FISCAL 2015

Net Sales

	Fiscal 2016		Fiscal 2015
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Abercrombie(2)	$1,487,024	(11)%	$1,640,992	(6)%	$(153,968)	(9)%
Hollister	1,839,716	—%	1,877,688	—%	(37,972)	(2)%
Total net sales	$3,326,740	(5)%	$3,518,680	(3)%	$(191,940)	(5)%

United States	$2,123,808	(5)%	$2,282,040	(3)%	$(158,232)	(7)%
International	1,202,932	(6)%	1,236,640	(1)%	(33,708)	(3)%
Total net sales	$3,326,740	(5)%	$3,518,680	(3)%	$(191,940)	(5)%

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

For Fiscal 2016, net sales decreased 5% compared to Fiscal 2015, primarily attributable to a 5% decrease in comparable sales, which was driven by the Abercrombie brand.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$1,298,172	39.0%	$1,361,137	38.7%
Inventory write-down, net(1)	—	—%	(20,647)	(0.6)%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$1,298,172	39.0%	$1,340,490	38.1%

Gross profit	$2,028,568	61.0%	$2,157,543	61.3%
Inventory write-down, net(1)	—	—%	20,647	0.6%
Adjusted non-GAAP gross profit	$2,028,568	61.0%	$2,178,190	61.9%

(1)	Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

For Fiscal 2016, cost of sales, exclusive of depreciation and amortization as a percentage of net sales increased by approximately 30 basis points for Fiscal 2016 as compared to Fiscal 2015, which included a $20.6 million net inventory write-down. Excluding the $20.6 million net inventory write-down, Fiscal 2016 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization as a percentage of net sales increased by approximately 90 basis points as compared to Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 60 basis points and lower average unit retail.

Stores and Distribution Expense

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,578,460	47.4%	$1,604,214	45.6%
Store fixture disposal	—	—%	(4,200)	(0.1)%
Lease termination and store closure costs	—	—%	(1,756)	—%
Charges related to the Company's profit improvement initiative	—	—%	(709)	—%
Adjusted non-GAAP stores and distribution expense	$1,578,460	47.4%	$1,597,549	45.4%

For Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 190 basis points as compared to Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales, higher direct-to-consumer expense and a lease termination charge of $15.6 million related to the A&F flagship store in Hong Kong, partially offset by benefits from foreign currency exchange rates, the realization of savings on lower sales and expense reduction efforts. Excluding certain items presented in the table above, Fiscal 2016 adjusted non-GAAP stores and distribution expense as a percent of net sales increased by approximately 200 basis points as compared to Fiscal 2015.

For Fiscal 2016, shipping and handling costs, including costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to the customer, associated with direct-to-consumer operations were $125.4 million as compared to $115.0 million for Fiscal 2015.

For Fiscal 2016, handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $41.5 million as compared to $44.5 million for Fiscal 2015.

Shipping and handling costs are included in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$453,202	13.6%	$470,321	13.4%
Indemnification recovery(1)	6,000	0.2%	—	—%
Legal settlement charges(2)	—	—%	(15,753)	(0.4)%
Charges related to the Company's profit improvement initiative	—	—%	(1,770)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$459,202	13.8%	$452,798	12.9%

(1)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

(2)	Accrued expense for certain proposed legal settlements.

For Fiscal 2016, marketing, general and administrative expense as a percentage of net sales increased by approximately 30 basis points as compared to Fiscal 2015, primarily due to the deleveraging effect from negative comparable sales and higher marketing expenses, partially offset by the net year-over-year impact of certain items presented in the table above, lower compensation expense and expense reduction efforts. Excluding certain items presented in the table above, Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 90 basis points as compared to Fiscal 2015.

Restructuring Benefit

For Fiscal 2015, benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million.

Asset Impairment

For Fiscal 2016, the Company incurred non-cash asset impairment charges of $7.9 million, primarily related to the Company’s abercrombie kids flagship store in London, as compared to $18.2 million for Fiscal 2015, primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong and a decision to remove certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

Other Operating Income, Net

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$26,212	0.8%	$6,441	0.2%
Claims settlement benefits(1)	(12,282)	(0.4)%	—	—%
Lease termination and store closure costs(2)	—	—%	2,211	0.1%
Adjusted non-GAAP other operating income, net	$13,930	0.4%	$8,652	0.2%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(2)	Includes charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

For Fiscal 2016, other operating income, net was $26.2 million and included $12.3 million of claims settlement benefits, as compared to $6.4 million for Fiscal 2015. Excluding certain items presented in the table above, Fiscal 2016 adjusted other operating income, net as a percentage of net sales increased 20 basis points as compared to Fiscal 2015, primarily due to higher gift card breakage due to the initial recognition of international gift card breakage of $4.8 million and higher foreign currency related gains, partially offset by insurance recoveries last year of $2.2 million.

Operating Income

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$15,188	0.5%	$72,838	2.1%
Asset impairment	6,356	0.2%	18,209	0.5%
Indemnification recovery(1)	(6,000)	(0.2)%	—	—%
Claims settlement benefits(2)	(12,282)	(0.4)%	—	—%
Inventory write-down, net(3)	—	—%	20,647	0.6%
Legal settlement charges(4)	—	—%	15,753	0.4%
Store fixture disposal	—	—%	4,200	0.1%
Lease termination and store closure costs	—	—%	3,967	0.1%
Charges related to the Company's profit improvement initiative	—	—%	2,479	0.1%
Restructuring benefit	—	—%	(1,598)	—%
Adjusted non-GAAP operating income	$3,262	0.1%	$136,495	3.9%

(1)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

(2)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(3)	Includes inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

(4)	Accrued expense for certain proposed legal settlements.

For Fiscal 2016, operating income as a percentage of net sales decreased by approximately 160 basis points as compared to Fiscal 2015, primarily driven by the deleveraging effect from negative comparable sales, a reduction in the gross profit rate and higher marketing and direct-to-consumer expense, partially offset by the net year-over-year impact of certain items in the above table and expense reduction efforts. Excluding certain items presented in the table above, Fiscal 2016 adjusted non-GAAP operating income as a percentage of net sales was approximately 10 basis points as compared to adjusted non-GAAP operating income of approximately 390 basis points for Fiscal 2015.

Interest Expense, Net

	Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$23,078	0.7%	$22,601	0.6%
Interest income	(4,412)	(0.1)%	(4,353)	(0.1)%
Interest expense, net	$18,666	0.6%	$18,248	0.5%

Income Tax (Benefit) Expense

	Fiscal 2016		Fiscal 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(11,196)	321.9%	$16,031	29.4%
Tax effect of excluded items(1)	(3,900)		21,186
Adjusted non-GAAP tax income tax (benefit) expense	$(15,096)	98.0%	$37,217	31.5%

(1)
Refer to “Operating Income,” for details of excluded items. The Company computed the tax effect of excluded items as the difference between the effective tax rate calculated with and without the non-GAAP adjustments on income (loss) before taxes and provision for income taxes.

After October 31, 2015, the Company began recognizing deferred U.S. income taxes on undistributed net income generated by foreign subsidiaries, which is no longer considered to be indefinitely invested outside of the U.S. This change is reflected in the Company’s income tax expense recognized for Fiscal 2016 and Fiscal 2015.

The Company's effective tax rate is sensitive to jurisdictional mix and lower absolute levels of consolidated pre-tax earnings. The effective tax rate was 321.9% for Fiscal 2016 compared to 29.4% for Fiscal 2015. Excluding certain items, as presented above in the table under “Operating Income,” the adjusted non-GAAP effective tax rate was 98.0% for Fiscal 2016 compared to 31.5% for Fiscal 2015. The effective tax rate and the adjusted non-GAAP effective tax rate for Fiscal 2016 reflect a benefit of $4.5 million related to the realization of foreign currency losses and a discrete benefit of $2.4 million related to a tax regulatory change. In

Fiscal 2015, the effective tax rate and the adjusted non-GAAP effective tax rate reflect discrete benefits of $7.4 million and $5.4 million, respectively, related to a release of a valuation allowance and other discrete tax items.

As of January 28, 2017, the Company had approximately $90.4 million in net deferred tax assets, which included approximately $13.5 million and $11.3 million of net deferred tax assets in Japan and Switzerland, respectively. The realization of the net deferred tax assets will depend upon the future generation of sufficient taxable profits in these jurisdictions. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Net Income and Net Income per Share Attributable to A&F

For Fiscal 2016, net income and net income per diluted share attributable to A&F were $4.0 million and $0.06, respectively, as compared to net income and net income per diluted share attributable to A&F of $35.6 million and $0.51, respectively, for Fiscal 2015. Excluding certain items above under “Operating Income," and “Income Tax (Benefit) Expense,” Fiscal 2016 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $4.1 million and $0.06, respectively, as compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $78.0 million and $1.12, respectively, for Fiscal 2015.

FISCAL 2015 COMPARED TO FISCAL 2014

Net Sales

	Fiscal 2015		Fiscal 2014
(in thousands)	Net Sales	Change in Comparable Sales	Net Sales	Change in Comparable Sales	Net Sales $ Change	Net Sales % Change
Abercrombie(1)	$1,640,992	(6)%	$1,771,299	(5)%	$(130,307)	(7)%
Hollister	1,877,688	—%	1,947,869	(10)%	(70,181)	(4)%
Other(2)	—	—%	24,862	—%	(24,862)	—%
Total net sales	$3,518,680	(3)%	$3,744,030	(8)%	$(225,350)	(6)%

United States	$2,282,040	(3)%	$2,408,427	(6)%	$(126,387)	(5)%
International	1,236,640	(1)%	1,335,603	(12)%	(98,963)	(7)%
Total net sales	$3,518,680	(3)%	$3,744,030	(8)%	$(225,350)	(6)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

(2)	Represents net sales from the Company’s Gilly Hicks operations.

For Fiscal 2015, net sales decreased 6% compared to Fiscal 2014, primarily attributable to the adverse effect from changes in foreign currency exchange rates (based on converting prior year sales at current year foreign currency exchange rates) of approximately $153 million, or approximately 4%, and a 3% decrease in comparable sales, partially offset by the net impact of store openings, closings and remodels.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$1,361,137	38.7%	$1,430,460	38.2%
Inventory write-down, net(1)	(20,647)	(0.6)%	—	—%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$1,340,490	38.1%	$1,430,460	38.2%

Gross profit	$2,157,543	61.3%	$2,313,570	61.8%
Inventory write-down, net(1)	20,647	0.6%	—	—%
Adjusted non-GAAP gross profit	$2,178,190	61.9%	$2,313,570	61.8%

(1)	Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

For Fiscal 2015, cost of sales, exclusive of depreciation and amortization as a percentage of net sales increased by approximately 50 basis points as compared to Fiscal 2014, primarily due to the adverse effects from changes in foreign currency exchange rates and a net inventory write-down of $20.6 million in Fiscal 2015, partially offset by an increase in average unit retail on a constant currency basis (based on converting prior year sales at current year foreign currency exchange rates, divided by number of units sold) and a decrease in average unit cost. Excluding the $20.6 million net inventory write-down, Fiscal 2015 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization as a percentage of net sales decreased by approximately 10 basis points as compared to Fiscal 2014.

Stores and Distribution Expense

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,604,214	45.6%	$1,703,051	45.5%
Store fixture disposal	(4,200)	(0.1)%	—	—%
Lease termination and store closure costs	(1,756)	—%	(5,612)	(0.1)%
Charges related to the Company's profit improvement initiative	(709)	—%	(2,723)	(0.1)%
Adjusted non-GAAP stores and distribution expense	$1,597,549	45.4%	$1,694,716	45.3%

For Fiscal 2015, stores and distribution expense as a percentage of net sales increased by approximately 10 basis points as compared to Fiscal 2014, primarily due to the deleveraging effect from lower net sales and higher direct-to-consumer expense, partially offset by expense reduction efforts.

For Fiscal 2015, shipping and handling costs, including costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to the customer, associated with direct-to-consumer operations were $115.0 million as compared to $108.1 million for Fiscal 2014.

For Fiscal 2015, handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $44.5 million as compared to $52.2 million for Fiscal 2014.

Shipping and handling costs are included in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, General and Administrative Expense

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$470,321	13.4%	$458,820	12.3%
Legal settlement charges(1)	(15,753)	(0.4)%	—	—%
Charges related to the Company's profit improvement initiative	(1,770)	(0.1)%	(3,776)	(0.1)%
Corporate governance matters(2)	—	—%	(12,644)	(0.3)%
Adjusted non-GAAP marketing, general and administrative expense	$452,798	12.9%	$442,400	11.8%

(1)	Accrued expense for certain proposed legal settlements.

(2)	Includes legal, advisory and other charges related to certain corporate governance matters.

For Fiscal 2015, marketing, general and administrative expense as a percentage of net sales increased by approximately 110 basis points as compared to Fiscal 2014, primarily driven by by the deleveraging effect of from lower net sales, higher compensation related expense and certain proposed legal settlement charges of $15.8 million, partially offset by the net year-over-year impact of corporate governance matters related charges and expense reduction efforts.

Restructuring (Benefit) Charge

For Fiscal 2015, benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million as compared to charges of $8.4 million in Fiscal 2014.

Asset Impairment

For Fiscal 2015, the Company incurred non-cash asset impairment charges of $18.2 million as compared to $45.0 million for Fiscal 2014, primarily related to stores whose asset carrying values were determined not to be recoverable and exceeded fair value. For Fiscal 2015, the non-cash asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store in Hong Kong as well as certain fixtures that were removed in connection with changes to the Abercrombie and Hollister store experiences. For Fiscal 2014, store-related asset impairment charges primarily related to the Company's Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine Hollister stores and nine abercrombie kids stores. Additionally, the Company incurred charges of approximately $11.3 million in Fiscal 2014 to record the expected loss on the sale of the Company-owned aircraft.

Other Operating Income, Net

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$6,441	0.2%	$15,239	0.4%
Lease termination and store closure costs(1)	2,211	0.1%	—	—%
Adjusted non-GAAP other operating income, net	$8,652	0.2%	$15,239	0.4%

(1)	Includes charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

For Fiscal 2015, other operating income, net was $6.4 million as compared to $15.2 million for Fiscal 2014. For Fiscal 2015, other operating income, net included income of $2.2 million related to insurance recoveries and $4.7 million related to gift card breakage, partially offset by losses of $1.5 million related to foreign currency transactions. For Fiscal 2014, other operating income, net included income of $10.2 million related to insurance recoveries and $5.8 million related to gift card breakage, and losses of $2.0 million related to foreign currency transactions.

Operating Income

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$72,838	2.1%	$113,519	3.0%
Inventory write-down, net(1)	20,647	0.6%	—	—%
Asset impairment(2)	18,209	0.5%	44,988	1.2%
Legal settlement charges(3)	15,753	0.4%	—	—%
Store fixture disposal	4,200	0.1%	—	—%
Charges related to the Company's profit improvement initiative	2,479	0.1%	6,499	0.2%
Lease termination and store closure costs(4)	3,967	0.1%	5,612	0.1%
Restructuring (benefit) charge	(1,598)	—%	8,431	0.2%
Corporate governance matters(5)	—	—%	12,644	0.3%
Adjusted non-GAAP operating income	$136,495	3.9%	$191,693	5.1%

(1)	Inventory write-down charges related to a first quarter of Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

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

(5)	Includes legal, advisory and other charges related to certain corporate governance matters.

For Fiscal 2015, operating income as a percentage of net sales decreased by approximately 100 basis points as compared to Fiscal 2014, primarily due to the deleveraging effect of negative comparable sales, higher direct-to-consumer costs and higher compensation related expense, partially offset by expense reduction efforts, an increase in average unit retail on a constant currency basis (based on converting prior year sales at current year foreign currency exchange rates, divided by number of units sold), a decrease in average unit cost and the the year-over-year impact of certain items presented in the above table. Excluding certain items presented in the table above, Fiscal 2015 adjusted non-GAAP operating income as a percentage of net sales decreased approximately 120 basis points as compared to Fiscal 2014.

Interest Expense, Net

	Fiscal 2015		Fiscal 2014
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$22,601	0.6%	$18,305	0.5%
Interest income	(4,353)	(0.1)%	(3,940)	(0.1)%
Interest expense, net	$18,248	0.5%	$14,365	0.4%

For Fiscal 2015 interest expense, net increased as compared to Fiscal 2014, primarily due to an increase in the average principal balance and a higher interest rate on debt outstanding.

Income Tax Expense

	Fiscal 2015		Fiscal 2014
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$16,031	29.4%	$47,333	47.7%
Tax effect of excluded items(1)	21,186		17,686
Adjusted non-GAAP income tax expense	$37,217	31.5%	$65,019	36.7%

(1)
Refer to “Operating Income,” for details of excluded items. The Company computed the tax effect of excluded items as the difference between the effective tax rate calculated with and without the non-GAAP adjustments on income (loss) before taxes and provision for income taxes.

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

For Fiscal 2015, the Company's income tax expense as a percentage of income before taxes was 29.4% as compared to 47.7% for Fiscal 2014. Excluding certain items presented above in the table "Operating Income," Fiscal 2015 adjusted non-GAAP income tax expense as a percentage of income before taxes was 31.5% for Fiscal 2015 compared to 36.7% for Fiscal 2014. The effective tax rate and the adjusted non-GAAP effective tax rate for Fiscal 2015 reflect discrete benefits of $7.4 million and $5.4 million, respectively, related to a release of a valuation allowance and other discrete tax items.

Net Income and Net Income per Share Attributable to A&F

For Fiscal 2015, net income and net income per diluted share attributable to A&F was $35.6 million and $0.51, respectively, as compared to net income and net income per diluted share attributable to A&F of $51.8 million and $0.71, respectively, for Fiscal 2014. Excluding certain items presented above under “Operating Income,” and “Income Tax Expense,” Fiscal 2015 adjusted non-GAAP net income and net income per diluted share attributable to A&F was $78.0 million and $1.12, respectively, as compared to adjusted non-GAAP net income and net income per diluted share attributable to A&F of $112.3 million and $1.54, respectively, for Fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season, which includes the first and second fiscal quarters (“Spring”), and the Fall season, which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of January 28, 2017.

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

As of January 28, 2017, the borrowing base on the ABL Facility was $239.9 million. As of March 22, 2017, the Company had not drawn on the ABL Facility, but had approximately $1.7 million in outstanding stand-by letters of credit under the ABL Facility.

Term Loan Facility

The Company has a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). The Term Loan Facility was issued at a $3 million, or 1.0%, discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities.

The Company’s Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of January 28, 2017 and January 30, 2016 were as follows:

(in thousands)	January 28, 2017	January 30, 2016
Borrowings, gross at carrying amount	$268,250	$293,250
Unamortized discount	(1,764)	(1,929)
Unamortized fees paid to lenders	(3,494)	(5,086)
Borrowings, net	262,992	286,235
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$262,992	$286,235

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights, less any voluntary payments made. The Company made a repayment of $25 million in January 2017, in prepayment of its scheduled Fiscal 2017 through Fiscal 2021 amortization and a portion of the amount of principal due at maturity.

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable pursuant to the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 28, 2017.

The Company’s credit facilities are described in Note 11, “BORROWINGS” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by operating activities was $184.6 million for Fiscal 2016 compared to $309.9 million for Fiscal 2015 and $312.5 million for Fiscal 2014. The year-over-year decrease in net cash provided by operating activities for Fiscal 2016 as compared to Fiscal 2015 was primarily driven by lower net income, adjusted for non-cash items, the extension of vendor payment terms in the second quarter of Fiscal 2015 and incentive compensation payments in the first quarter of Fiscal 2016, partially offset by the return of long-term lease deposits of $26.6 million and a $25.1 million decrease in cash paid for income taxes. Significant changes in the underlying drivers of net cash provided by operating activities for Fiscal 2015 as compared to Fiscal 2014 related primarily to changes in accounts payable and accrued expenses and inventories, net. For Fiscal 2015, the Company had a $51.1 million net cash inflow associated with an increase in accounts payable and accrued expenses resulting from the Company's extension of vendor payment terms, as compared to a $37.4 million net cash outflow for Fiscal 2014 associated with a decrease in accounts payable and accrued expenses driven by cash payments related to Gilly Hicks restructuring for Fiscal 2014. The Company also experienced $41.6 million less of a cash inflow from the year-over-year reduction in inventory balances for Fiscal 2015 as compared to Fiscal 2014.

Investing Activities

Cash outflows for investing activities in Fiscal 2016, Fiscal 2015 and Fiscal 2014 were used primarily for store updates and new store construction, direct-to-consumer and omnichannel capabilities and information technology investments. Fiscal 2015 cash investing activities also included proceeds from the sale of a Company-owned aircraft.

Financing Activities

For Fiscal 2016, cash outflows for financing activities consisted primarily of the payment of dividends of $54.1 million and the repayment of borrowings of $25.0 million. For Fiscal 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $55.1 million and the repurchase of A&F’s Common Stock of $50.0 million. For Fiscal 2014, cash outflows for financing activities consisted primarily of the repurchase of A&F’s Common Stock of $285.0 million, the repayment of borrowings of $195.8 million and the payment of dividends of $57.4 million. For Fiscal 2014, cash inflows from financing activities consisted primarily of proceeds from borrowings of $357.0 million.

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

As of January 28, 2017, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorizations.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service, including voluntary repayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement. The Company has availability under the ABL Facility as a source of additional funding.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the ABL Facility.

As of January 28, 2017, $305.3 million of the Company’s $547.2 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate. As of January 28, 2017, approximately $80 million, consisting primarily of previously taxed income and net income for which U.S. deferred taxes have been provided, could be repatriated to the U.S. without any additional U.S. income tax expense.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses in the ordinary course of business stand-by letters of credit under the existing ABL Facility. The Company had $1.7 million in stand-by letters of credit outstanding as of January 28, 2017. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,556,771	$352,811	$514,967	$319,284	$369,709
Long-term debt obligations	268,250	—	—	268,250	—
Purchase obligations	276,718	230,223	35,610	10,516	369
Other obligations (2)	137,919	25,506	31,217	40,189	41,007
Capital lease obligations	2,425	1,610	790	25	—
Totals	$2,242,083	$610,150	$582,584	$638,264	$411,085

(1)
Includes leasehold financing obligations of $46.4 million. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

(2)	Includes estimated interest payments based on the interest rate as of January 28, 2017 and assuming normally scheduled principal payments.

Long-term debt obligations consist of principal payments under the Term Loan Agreement. Refer to Note 11, “BORROWINGS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. See Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Leased facilities,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to portions of lease terms that are currently cancelable at the Company’s discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country.

Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $164.0 million in Fiscal 2016.

The purchase obligations category represents purchase orders for merchandise to be delivered during Fiscal 2017 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services including information technology contracts and third-party distribution center service contracts.

Other obligations consist primarily of asset retirement obligations and the Supplemental Executive Retirement Plan. See Note 16, “SAVINGS AND RETIREMENT PLANS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $1.5 million related to uncertain tax positions at January 28, 2017. Deferred taxes are also not included in the preceding table. For further discussion, see Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that dividends are subject to determination and approval by A&F’s Board of Directors.

STORE ACTIVITY

During the year, the Company opened ten international full-price stores, two international outlet stores, four U.S. full-price stores and four U.S. outlet stores. In addition, the Company closed 53 U.S. stores and one international store.

Store count and gross square footage by brand and geography for Fiscal 2016 and Fiscal 2015, respectively were as follows:

	Abercrombie (1)		Hollister (2)		Total
	United States	International	United States	International	United States	International
January 31, 2015	361	32	433	135	794	167
New	13	7	2	8	15	15
Closed	(34)	—	(21)	(4)	(55)	(4)
January 30, 2016	340	39	414	139	754	178
New	5	6	3	6	8	12
Closed	(34)	(1)	(19)	—	(53)	(1)
January 28, 2017	311	44	398	145	709	189
Gross square feet (in thousands):
January 30, 2016	2,634	619	2,856	1,183	5,490	1,802
January 28, 2017	2,411	641	2,737	1,218	5,148	1,859

(1)
Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Prior period store counts have been restated to combine Abercrombie & Fitch stores with abercrombie kids carveouts into one store. The change reduced total stores by eight stores as of January 31, 2015. Excludes one international franchise store as of January 28, 2017 and January 30, 2016.

(2)	Excludes three international franchise stores as of January 28, 2017 and two international franchise stores as of January 30, 2016.

CAPITAL EXPENDITURES

Capital expenditures totaled $140.8 million, $143.2 million and $174.6 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. A summary of capital expenditures is as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
New store construction, store refreshes and remodels	$73,053	$71,675	$86,316
Home office, distribution centers and information technology	67,791	71,524	88,291
Total capital expenditures	$140,844	$143,199	$174,607

The Company expects capital expenditures to be approximately $100 million for Fiscal 2017, which will be prioritized toward store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments to support growth initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, “SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - Recent accounting pronouncements,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K for recent accounting pronouncements, including the expected dates of adoption and anticipated effects on our Consolidated Financial Statements.

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

The Company does not expect material changes to the underlying assumptions used to measure the sales return reserve as of January 28, 2017. However, actual results could vary from estimates and could result in material gains or losses.

Inventory Valuation
The Company reviews inventories on a quarterly basis. The Company reduces the inventory valuation when the carrying cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods, through a lower of cost or market (“LCM”) adjustment.

The valuation reserve is established to reduce inventory to its net realizable value based on the Company’s consideration of multiple factors and assumptions including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

The Company does not expect material changes to the underlying assumptions used to measure the shrink reserve or the LCM reserve as of January 28, 2017. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross margin.

An increase or decrease in the LCM reserve of 10% would have affected pre-tax income by approximately $1.8 million for Fiscal 2016.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each quarter that reduces the value of inventory for lost or stolen items, based on sales volumes, average unit costs, historical losses and actual shrink results from previous physical inventories.

An increase or decrease in the inventory shrink accrual of 10% would have affected pre-tax income by approximately $0.8 million for Fiscal 2016.
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

Impairment loss calculations involve uncertainty due to the nature of the assumptions that management is required to make, including estimating projected cash flows and selecting the discount rate that best reflects the risk inherent in future cash flows. If actual results are not consistent with the estimates and assumptions used, there may be a material impact on the Company’s financial condition or results of operation.

As of January 28, 2017, stores that were tested for impairment and not impaired had a net book value of $6.8 million and had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Policy	Effect if Actual Results Differ from Assumptions
Long-lived Assets (Continued)
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

For stores assessed by management as having indicators of impairment, a 10% decrease in the sales assumption used to project future cash flows in the impairment testing performed as of January 28, 2017 would have increased the Fiscal 2016 impairment charge by $3.4 million.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2016. However, changes in these judgments, assumptions or interpretations may occur and could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2016, the Company had recorded valuation allowances of $2.5 million.

Historically, the Company has not provided a provision for U.S. income tax on undistributed net income from non-U.S. subsidiaries as the Company had determined that such profits were indefinitely reinvested outside the U.S. However, in connection with the corporate restructuring to support omnichannel growth that was completed in Fiscal 2015, the Company determined that undistributed net income earned through October 31, 2015 and earnings and profits (as defined under the Internal Revenue Code and accompanying regulations) in excess of net income would remain indefinitely reinvested outside of the U.S. while undistributed net income earned after October 31, 2015 would not be indefinitely reinvested. Accordingly, the Company has provided deferred U.S. income taxes for net income generated after October 31, 2015 from our non-U.S. subsidiaries.

The Company has approximately $334 million of undistributed earnings and profits (as defined under the Internal Revenue Code and accompanying regulations), which includes approximately $126.6 million in net income that the Company considers indefinitely reinvested outside of the U.S. and for which the Company has not provided U.S. deferred income taxes. If the Company’s indefinite reinvestment position, or U.S. and/or international tax laws changes in the future, there may be a material impact on the Company's provision for income taxes in the period the change occurs.

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

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million, $3.1 million and $3.2 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $268.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “2014 Credit Facilities”). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense of approximately $2.1 million. This hypothetical analysis for Fiscal 2016 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $6.0 million and $4.2 million as of January 28, 2017 and January 30, 2016, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was insignificant as of January 28, 2017 and January 30, 2016. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $14.5 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)

	2016	2015	2014
Net sales	$3,326,740	$3,518,680	$3,744,030
Cost of sales, exclusive of depreciation and amortization	1,298,172	1,361,137	1,430,460
Gross profit	2,028,568	2,157,543	2,313,570
Stores and distribution expense	1,578,460	1,604,214	1,703,051
Marketing, general and administrative expense	453,202	470,321	458,820
Restructuring (benefit) charge	—	(1,598)	8,431
Asset impairment	7,930	18,209	44,988
Other operating income, net	(26,212)	(6,441)	(15,239)
Operating income	15,188	72,838	113,519
Interest expense, net	18,666	18,248	14,365
(Loss) income before taxes	(3,478)	54,590	99,154
Income tax (benefit) expense	(11,196)	16,031	47,333
Net income	7,718	38,559	51,821
Less: Net income attributable to noncontrolling interests	3,762	2,983	—
Net income attributable to A&F	$3,956	$35,576	$51,821

Net income per share attributable to A&F
Basic	$0.06	$0.52	$0.72
Diluted	$0.06	$0.51	$0.71

Weighted-average shares outstanding
Basic	67,878	68,880	71,785
Diluted	68,284	69,417	72,937

Dividends declared per share	$0.80	$0.80	$0.80

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(6,931)	$(22,516)	$(77,929)
Derivative financial instruments, net of tax	248	(8,523)	15,266
Other comprehensive loss	(6,683)	(31,039)	(62,663)
Comprehensive income (loss)	1,035	7,520	(10,842)
Less: Comprehensive income attributable to noncontrolling interests	3,762	2,983	—
Comprehensive (loss) income attributable to A&F	$(2,727)	$4,537	$(10,842)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and equivalents	$547,189	$588,578
Receivables	93,384	56,868
Inventories, net	399,795	436,701
Other current assets	98,932	96,833
Total current assets	1,139,300	1,178,980
Property and equipment, net	824,738	894,178
Other assets	331,719	359,881
Total assets	$2,295,757	$2,433,039
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$187,017	$184,175
Accrued expenses	273,044	321,237
Short-term portion of deferred lease credits	20,076	23,303
Income taxes payable	5,863	5,988
Total current liabilities	486,000	534,703
Long-term liabilities:
Long-term portion of deferred lease credits	76,321	89,256
Long-term portion of borrowings, net	262,992	286,235
Leasehold financing obligations	46,397	47,440
Other liabilities	172,008	179,683
Total long-term liabilities	557,718	602,614
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of January 28, 2017 and January 30, 2016	1,033	1,033
Paid-in capital	396,590	407,029
Retained earnings	2,474,703	2,530,196
Accumulated other comprehensive loss, net of tax	(121,302)	(114,619)
Treasury stock, at average cost: 35,542 and 35,952 shares at January 28, 2017 and January 30, 2016, respectively	(1,507,589)	(1,532,576)
Total Abercrombie & Fitch Co. stockholders’ equity	1,243,435	1,291,063
Noncontrolling interests	8,604	4,659
Total stockholders’ equity	1,252,039	1,295,722
Total liabilities and stockholders’ equity	$2,295,757	$2,433,039
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common stock		Paid-in capital	Non-controlling interest	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2014	76,402	$1,033	$433,620	$—	$2,556,270	$(20,917)	26,898	$(1,240,513)	$1,729,493
Net income					51,821				51,821
Purchase of common stock	(7,324)						7,324	(285,038)	(285,038)
Dividends ($0.80 per share)					(57,362)				(57,362)
Share-based compensation issuances and exercises	274		(17,884)		(56)		(274)	12,989	(4,951)
Tax effect of share-based compensation issuances and exercises			(4,626)						(4,626)
Share-based compensation expense			23,027						23,027
Net change in unrealized gains or losses on derivative financial instruments						15,266			15,266
Foreign currency translation adjustments						(77,929)			(77,929)
Balance, January 31, 2015	69,352	$1,033	$434,137	$—	$2,550,673	$(83,580)	33,948	$(1,512,562)	$1,389,701
Net income				2,983	35,576				38,559
Purchase of common stock	(2,461)						2,461	(50,033)	(50,033)
Dividends ($0.80 per share)					(55,145)				(55,145)
Share-based compensation issuances and exercises	457		(37,220)		(908)		(457)	30,019	(8,109)
Tax effect of share-based compensation issuances and exercises			(18,247)						(18,247)
Share-based compensation expense			28,359						28,359
Net change in unrealized gains or losses on derivative financial instruments						(8,523)			(8,523)
Foreign currency translation adjustments						(22,516)			(22,516)
Contributions from noncontrolling interests, net				1,676					1,676
Balance, January 30, 2016	67,348	$1,033	$407,029	$4,659	$2,530,196	$(114,619)	35,952	$(1,532,576)	$1,295,722
Net income				3,762	3,956				7,718
Dividends ($0.80 per share)					(54,066)				(54,066)
Share-based compensation issuances and exercises	410		(25,043)		(5,383)		(410)	24,987	(5,439)
Tax effect of share-based compensation issuances and exercises			(7,516)						(7,516)
Share-based compensation expense			22,120						22,120
Net change in unrealized gains or losses on derivative financial instruments						248			248
Foreign currency translation adjustments						(6,931)			(6,931)
Contributions from noncontrolling interests, net				183					183
Balance, January 28, 2017	67,758	$1,033	$396,590	$8,604	$2,474,703	$(121,302)	35,542	$(1,507,589)	$1,252,039
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	2016	2015	2014
Operating activities
Net income	$7,718	$38,559	$51,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	195,414	213,680	226,421
Asset impairment	7,930	18,209	47,084
Loss on disposal	3,836	11,082	5,794
Amortization of deferred lease credits	(24,557)	(28,619)	(38,437)
(Benefit from) provision for deferred income taxes	(7,866)	7,469	1,676
Share-based compensation	22,120	28,359	23,027
Changes in assets and liabilities
Inventories, net	24,452	21,253	62,854
Accounts payable and accrued expenses	(32,647)	51,050	(37,394)
Lessor construction allowances	10,288	11,082	13,182
Income taxes	(8,528)	(45,027)	(34,659)
Long-term lease deposits	26,649	(1,237)	(1,570)
Other assets	(32,291)	9,204	8,458
Other liabilities	(7,927)	(25,123)	(15,777)
Net cash provided by operating activities	184,591	309,941	312,480
Investing activities
Purchases of property and equipment	(140,844)	(143,199)	(174,624)
Proceeds from sale of property and equipment	4,098	11,109	—
Other investing activities	—	9,523	(450)
Net cash used for investing activities	(136,746)	(122,567)	(175,074)
Financing activities
Purchase of treasury stock	—	(50,033)	(285,038)
Repayments of borrowings	(25,000)	(6,000)	(195,750)
Proceeds from borrowings	—	—	357,000
Dividends paid	(54,066)	(55,145)	(57,362)
Other financing activities	(4,727)	4,303	(303)
Net cash used for financing activities	(83,793)	(106,875)	(181,453)
Effect of exchange rates on cash	(5,441)	(12,629)	(35,361)
Net (decrease) increase in cash and equivalents	(41,389)	67,870	(79,408)
Cash and equivalents, beginning of period	588,578	520,708	600,116
Cash and equivalents, end of period	$547,189	$588,578	$520,708
Significant non-cash investing activities
Change in accrual for construction in progress	$(6,104)	$12,859	$6,525
Supplemental information
Cash paid for interest	$15,254	$16,060	$18,609
Cash paid for income taxes, net of refunds	$23,651	$48,702	$74,685
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer who primarily sells its products through store and direct-to-consumer operations, as well as through various wholesale, franchise and licensing arrangements. The Company offers a broad array of apparel products, including knit tops, woven shirts, graphic t-shirts, fleece, sweaters, jeans, woven pants, shorts, outerwear, dresses, intimates and swimwear; and personal care products and accessories for men, women and kids under the Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks brands. The Company has operations in North America, Europe, Asia and the Middle East.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF’s portion of equity presented as NCI in the Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2016” represent the fifty-two week fiscal year ended January 28, 2017; to “Fiscal 2015” represent the fifty-two week fiscal year ended January 30, 2016; and to “Fiscal 2014” represent the fifty-two week fiscal year ended January 31, 2015. In addition, all references herein to “Fiscal 2017” represent the fifty-three week fiscal year that will end on February 3, 2018.

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

Cash and equivalents

Cash and equivalents include amounts on deposit with financial institutions, United States treasury bills and other investments, primarily held in money market accounts, with original maturities of less than three months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

Any cash that is legally restricted from use is recorded in Other Assets on the Consolidated Balance Sheets. The restricted cash balance was $20.4 million and $20.6 million on January 28, 2017 and January 30, 2016, respectively. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Receivables

Receivables primarily include credit card receivables, construction allowances, value added tax (“VAT”) receivables, trade receivables, income tax receivables and other tax credits or refunds.

As part of the normal course of business, the Company has approximately three to four days of proceeds from sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods that will be recovered as those goods are sold. Trade receivables are amounts billed by the Company to wholesale, franchise and licensing partners in the ordinary course of business. Income tax receivable represents refunds of certain tax payments along with net operating loss and credit carryback claims for which we expect to receive refunds within the next 12 months.

Inventories, net

Inventories are valued at the lower of cost or market on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost or market adjustment, the impact of which is reflected in cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss). The lower of cost or market reserve is based on an analysis of historical experience, composition and aging of the inventory and management’s judgment regarding future demand and market conditions.

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

Property and equipment, net

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis using the following service lives:

Category of Property and Equipment	Service Lives
Information technology	3 - 7 years
Furniture, fixtures and equipment	3 - 15 years
Leasehold improvements	3 - 15 years
Other property and equipment	3 - 20 years
Buildings	30 years

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

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income taxes

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the determination of the Company’s income tax liability and related deferred income tax balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The Company is subject to audit by taxing authorities, usually several years after tax returns have been filed, and the taxing authorities may have differing interpretations of tax laws. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

In the fourth quarter of Fiscal 2015, the Company restructured its international operations to support its omnichannel initiatives. As a result of the restructuring, the Company no longer believes that future net income as of the date of the restructuring will be indefinitely reinvested and as such is providing a deferred U.S. income tax liability for the additional taxes due upon a future repatriation.

See Note 10, “INCOME TAXES,” for a discussion regarding the Company’s policies for uncertain tax positions.

Foreign currency translation and transactions

The functional currencies of the Company’s foreign subsidiaries are generally the respective local currencies in the countries in which they operate. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations; whereas, translation adjustments and inter-company loans of a long-term investment nature are reported as an element of Other Comprehensive Income (Loss). Foreign currency transactions resulted in a gain of $0.4 million for Fiscal 2016, a loss of $1.5 million for Fiscal 2015 and a loss of $2.0 million for Fiscal 2014.

Derivative instruments

See Note 14, “DERIVATIVE INSTRUMENTS.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ equity

At January 28, 2017 and January 30, 2016, there were 150.0 million shares of A&F’s Class A Common Stock, $0.01 par value, authorized, of which 67.8 million and 67.3 million were outstanding at January 28, 2017 and January 30, 2016, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, of which none were outstanding at January 28, 2017 and January 30, 2016.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

Revenue recognition

The Company recognizes sales at the time the customer takes possession of the merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as net sales and the related direct shipping and handling costs are classified as stores and distribution expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Sales are recorded net of an allowance for estimated returns, associate discounts, and promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience. The sales return reserve was $9.8 million, $8.9 million and $9.5 million at January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The liability remains on the Company’s books until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer (recognized as net sales) or when the Company determines that the likelihood of redemption is remote, referred to as gift card breakage (recognized as other operating income). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns. The gift card liability was $29.7 million and $36.4 million at January 28, 2017 and January 30, 2016, respectively.

The Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates.

The Company's revenue under franchise and license arrangements generally consists of royalties earned upon sale of merchandise by franchise and license partners to retail customers. Under wholesale arrangements, revenue is generally recognized at the time ownership passes to the partner.

Tax amounts collected as part of sales transactions are not included in the Company's net sales.

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization, is primarily comprised of cost incurred to ready inventory for sale, including product costs, freight, and import cost, as well as provisions for reserves for shrink and lower of cost or market. Gains and losses associated with foreign currency exchange forward contracts related to hedging of inventory purchases are also recognized in cost of sales, exclusive of depreciation and amortization when the inventory being hedged is sold.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stores and distribution expense

Stores and distribution expense includes store payroll, store management, rent, utilities and other landlord expenses, depreciation and amortization, repairs and maintenance and other store support functions, as well as direct-to-consumer expense and distribution center (“DC”) expense.

Shipping and handling costs, including costs incurred to store, move and prepare product for shipment, and costs incurred to physically move product to customers, associated with direct-to-consumer operations, were $125.4 million, $115.0 million and $108.1 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $41.5 million, $44.5 million and $52.2 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. These amounts are recorded in stores and distribution expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Costs incurred to physically move product to stores is recorded in cost of sales, exclusive of depreciation and amortization in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, general & administrative expense

Marketing, general and administrative expense includes: photography and social media; store marketing; home office compensation, except for those departments included in stores and distribution expense; information technology; outside services such as legal and consulting; relocation; recruiting; samples; and travel expenses.

Other operating income, net

Other operating income, net included income of $2.2 million and $10.2 million related to insurance recoveries for Fiscal 2015 and Fiscal 2014, respectively; and income of $10.3 million, $4.7 million and $5.8 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, related to gift card balances whose likelihood of redemption has been determined to be remote. Fiscal 2016 gift card breakage is inclusive of $4.8 million related to the initial recognition of international gift card breakage. For Fiscal 2016, the Company recognized a $12.3 million gain in other operating income, net in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

Advertising costs

Advertising costs are comprised of in-store photography, e-mail distribution and other digital direct advertising and other media advertising and are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of stores and distribution expense. The production of in-store photography and signage are expensed when the marketing campaign commences as a component of marketing, general and administrative expense. All other advertising costs are expensed as incurred as a component of marketing, general and administrative expense. The Company recognized $110.1 million, $80.7 million and $84.6 million in advertising expense in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

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

A summary of rent expense follows:

(in thousands)	2016	2015	2014
Store rent:
Fixed minimum(1)	$408,575	$404,836	$432,794
Contingent	11,690	10,161	8,886
Deferred lease credits amortization	(24,557)	(28,619)	(38,437)
Total store rent expense	395,708	386,378	403,243
Buildings, equipment and other	5,772	3,849	4,619
Total rent expense	$401,480	$390,227	$407,862

(1) Includes lease termination fees of $15.5 million, $3.3 million and $12.4 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Fiscal 2015 includes a benefit of $1.6 million related to better than expected lease exit terms associated with the closure of the Gilly Hicks stand-alone stores. Fiscal 2014 includes lease termination fees of $6.8 million related to the Gilly Hicks restructuring.

At January 28, 2017, the Company was committed to non-cancelable leases with remaining terms of less than one year to 15 years. Excluded from the obligations below are portions of lease terms that are currently cancelable at the Company’s discretion without condition. While included in the obligations below, in many instances the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country, which may be subject to lease termination policies. A summary of operating lease commitments, including leasehold financing obligations, under non-cancelable leases follows:

(in thousands)
Fiscal 2017	$350,503
Fiscal 2018	$289,742
Fiscal 2019	$221,797
Fiscal 2020	$178,719
Fiscal 2021	$139,477
Thereafter	$369,709

Leasehold financing obligations

In certain lease arrangements, the Company is involved in the construction of a building and is deemed to be the owner of the construction project. In those instances, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in property and equipment, net, and a corresponding financing obligation in leasehold financing obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company allocates a portion of its rent obligation to the assets which are owned for accounting purposes as a reduction of the financing obligation and interest expense. As of January 28, 2017 and January 30, 2016, the Company had $46.4 million and $47.4 million, respectively, of long-term liabilities related to leasehold financing obligations. Total interest expense related to landlord financing obligations was $5.7 million, $5.3 million and $6.2 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Store pre-opening expenses

Pre-opening expenses related to new store openings are expensed as incurred and are reflected as a component of “stores and distribution expense.”

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Design and development costs

Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of “marketing, general and administrative expense.”

Net income per share attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

(in thousands)	2016	2015	2014
Shares of common stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(35,422)	(34,420)	(31,515)
Weighted-average — basic shares	67,878	68,880	71,785
Dilutive effect of share-based compensation awards	406	537	1,152
Weighted-average — diluted shares	68,284	69,417	72,937
Anti-dilutive shares (1)	6,107	8,967	6,144

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
		January 29, 2017*	The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU 2016-09, Compensation—Stock Compensation
This update amends ASC 718, Compensation. Under the new guidance, tax benefits and certain tax deficiencies arising from the settlement of share-based payments will be recognized as income tax benefits or expenses in the statement of operations, whereas under the current guidance such benefits and deficiencies are recorded in additional paid-in-capital. The cash flow effects of the tax benefit will be reported in cash flows from operating activities, whereas they are currently reported in cash flows from financing activities. This guidance also allows for entities to make a policy election to estimate forfeitures or account for them when they occur.
January 29, 2017*
Based on share-based compensation awards currently outstanding at current stock prices, the adoption of this guidance will result in additional non-cash income tax expense of approximately $9 million and $15 million in Fiscal 2017 and 2018, respectively, primarily related to the expiration of certain stock appreciation rights. The Company does not expect share-based compensation awards currently outstanding to have a material impact on income tax expense beyond Fiscal 2018.

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
		February 4, 2018	The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
ASU 2016-02, Leases
This update supersedes the leasing requirements in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements, but expects that it will result in a significant increase in the Company’s long-term assets and long-term liabilities on the Company's consolidated balance sheets.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$99,655	$—	$99,655
Money market funds	94,026	—	—	94,026
Derivative financial instruments	—	6,041	—	6,041
Total assets	$94,026	$105,696	$—	$199,722

Liabilities:
Derivative financial instruments	$—	$492	$—	$492
Total liabilities	$—	$492	$—	$492

	Assets and Liabilities at Fair Value as of January 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$311,349	$—	$—	$311,349
Derivative financial instruments	—	4,166	—	4,166
Total assets	$311,349	$4,166	$—	$315,515

The Level 2 assets and liabilities consist of trust-owned life insurance policies and derivative financial instruments, primarily foreign currency exchange forward contracts. The fair value of foreign currency exchange forward contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings:

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of borrowings outstanding based on market rates for similar types of debt, which are considered to be Level 2 inputs.

The carrying amount and fair value of the Company’s term loan facility were as follows:

(in thousands)	January 28, 2017	January 30, 2016
Gross borrowings outstanding, carrying amount	$268,250	$293,250
Gross borrowings outstanding, fair value	$260,551	$284,453

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of January 28, 2017 or January 30, 2016. See Note 11, “BORROWINGS,” for further discussion of the Company’s credit facilities.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORIES, NET

Inventories, net consisted of:

(in thousands)	January 28, 2017	January 30, 2016
Inventories	$425,807	$466,918
Less: Lower of cost or market reserve	(18,402)	(19,616)
Less: Shrink reserve	(7,610)	(10,601)
Inventories, net	$399,795	$436,701

The inventory balance, net of reserves, included inventory in transit from vendors of $79.2 million and $71.7 million at January 28, 2017 and January 30, 2016, respectively. Inventory in transit is considered to be merchandise owned by the Company that has not yet been received at a Company distribution center.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 28, 2017	January 30, 2016
Land	$36,875	$37,451
Buildings	282,564	287,081
Furniture, fixtures and equipment	691,918	682,013
Information technology	480,352	479,269
Leasehold improvements	1,224,398	1,283,613
Construction in progress	54,080	19,875
Other	1,952	3,135
Total	$2,772,139	$2,792,437
Less: Accumulated depreciation and amortization	(1,947,401)	(1,898,259)
Property and equipment, net	$824,738	$894,178

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

Fair value of the Company’s store-related assets is determined at the individual store level, primarily using a discounted cash flow model that utilizes Level 3 inputs. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales, gross margin performance and operating expenses. In instances where the discounted cash flow analysis indicates a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, is used to determine the fair value by asset type.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Fiscal 2016, the Company incurred non-cash asset impairment charges of $7.9 million as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company's abercrombie kids flagship store in London.

In Fiscal 2015, the Company incurred non-cash asset impairment charges of $18.2 million as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong.

In Fiscal 2014, the Company incurred non-cash asset impairment charges of $45.0 million, excluding impairment charges incurred in connection with the Gilly Hicks restructuring, as it was determined that the carrying value of certain assets would not be recoverable and exceeded fair value. The asset impairment charges primarily related to the Company’s Abercrombie & Fitch flagship store locations in Tokyo, Japan and Seoul, Korea, as well as nine abercrombie kids stores and nine Hollister stores. Additionally, in connection with the Company’s plan to sell its corporate aircraft, the asset was classified as available-for-sale and the Company incurred charges of approximately $11.3 million to record the expected loss on the disposal of the asset. The fair value of the Company’s corporate aircraft was determined using a market approach utilizing Level 2 inputs.

The Company had $35.6 million and $37.3 million of construction project assets in property and equipment, net at January 28, 2017 and January 30, 2016, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

6. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	January 28, 2017	January 30, 2016
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$99,655	$96,567
Money market funds	20	23
Total Rabbi Trust assets	$99,675	$96,590

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million, $3.1 million and $3.2 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Consolidated Balance Sheets and are restricted in their use as noted above.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. OTHER ASSETS

Other assets consisted of:

(in thousands)	January 28, 2017	January 30, 2016
Rabbi Trust	$99,675	$96,590
Deferred tax assets	91,141	89,677
Long-term deposits	40,451	64,098
Intellectual property	27,092	28,057
Long-term supplies	22,050	25,475
Restricted cash	20,443	20,581
Prepaid income tax on intercompany items	6,400	7,344
Other	24,467	28,059
Other assets	$331,719	$359,881

Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies and construction materials. Intellectual property primarily includes trademark assets associated with the Company’s international operations, consisting of finite-lived and indefinite-lived intangible assets of approximately $13.4 million and $13.7 million, respectively, as of January 28, 2017, and approximately $14.4 million and $13.7 million, respectively, as of January 30, 2016. The Company’s finite-lived intangible assets are amortized over a useful life of 10 to 20 years. Restricted cash includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements. Other includes prepaid leases and various other assets.

8. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 28, 2017	January 30, 2016
Accrued payroll and related costs	$37,235	$60,464
Construction in progress	36,853	43,129
Accrued taxes	34,077	37,203
Gift card liability	29,685	36,384
Accrued rent	29,410	24,739
Other	105,784	119,318
Accrued expenses	$273,044	$321,237

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

9. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following:

(in thousands)	January 28, 2017	January 30, 2016
Deferred lease credits	$442,788	$472,279
Amortized deferred lease credits	(346,391)	(359,720)
Total deferred lease credits, net	96,397	112,559
Less: short-term portion of deferred lease credits	(20,076)	(23,303)
Long-term portion of deferred lease credits	$76,321	$89,256

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INCOME TAXES

Income (loss) before taxes was comprised of:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Domestic	$(52,041)	$8,412	$100,115
Foreign	48,563	46,178	(961)
Income (loss) before taxes	$(3,478)	$54,590	$99,154

Domestic (loss) income above includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest, but does not include a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax (benefit) expense consisted of:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal	$(18,888)	$(3,124)	$21,287
State	(74)	(434)	1,944
Foreign	15,633	12,120	28,614
	(3,329)	8,562	51,845
Deferred:
Federal	(5,787)	9,224	8,971
State	(346)	3,297	1,783
Foreign	(1,734)	(5,052)	(15,266)
	(7,867)	7,469	(4,512)
Income tax (benefit) expense	$(11,196)	$16,031	$47,333

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2016(1)	Fiscal 2015	Fiscal 2014
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax effect	5.0	4.6	4.3
Foreign taxation of non-U.S. operations	248.9	(10.2)	5.4
U.S. taxation of non-U.S. operations(2)	(212.6)	20.0	—
Net change in valuation allowances	(16.5)	(8.7)	6.6
Audit and other adjustments to prior years’ accruals	(0.1)	(8.7)	(1.3)
Statutory tax rate and law changes	94.3	4.2	0.2
Permanent items	122.3	(4.6)	(1.1)
Credit items	43.8	(2.3)	(1.2)
Other items, net	1.8	0.1	(0.2)
Total	321.9%	29.4%	47.7%

(1)
Given the low level of income in absolute dollars in Fiscal 2016, effective tax rate reconciling items that may have been considered de minimis in prior years in terms of absolute dollars and on a percentage basis are amplified on a percentage basis in the current year even as the absolute dollar value of the reconciling items are similar to prior years. Accordingly, year over year comparability may be difficult as a result of the amplifying effect of the lower levels of income.

(2)	U.S. branch operations in Canada and Puerto Rico are subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items.

The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as income tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate will be amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. The taxation of non-U.S. operations line item in the table above excludes items related to the Company’s non-U.S. operations reported separately in the appropriate corresponding line items.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Fiscal 2016, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was primarily related to the Company's Swiss and Hong Kong subsidiaries, along with the Company's Non-Controlling Interest (NCI). For Fiscal 2016, the Company’s Swiss subsidiary earned pre-tax income of $18.7 million with a jurisdictional effective tax rate of negative 11.0%. Hong Kong incurred pre-tax losses of $12.6 million with a jurisdictional effective tax rate of negative 4.5%. With respect to the NCI, the subsidiaries incurred pre-tax income of $3.8 million with no jurisdictional tax effect.

For Fiscal 2015, the impact of taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s subsidiaries in Australia, Switzerland and Hong Kong. For Fiscal 2015, the Company’s Australian subsidiary incurred pre-tax losses of $4.9 million, with no jurisdictional tax effect, related to the closure of the Company’s Australian operations. For Fiscal 2015, the Company’s Swiss subsidiary earned pre-tax income of $1.9 million with a jurisdictional effective tax rate of negative 745%. The Swiss jurisdictional effective tax rate included the impact of the Company’s omnichannel restructuring as well as the release of a valuation allowance. For Fiscal 2015, the Company’s subsidiary in Hong Kong incurred pre-tax losses of $6.8 million with a jurisdictional effective tax rate of 15.8%, slightly below the statutory tax rate of 16.5%.

For Fiscal 2014, the impact of taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s Australian and Swiss subsidiaries. For Fiscal 2014, the Company’s Australian subsidiary incurred pre-tax losses of $8.4 million with a jurisdictional effective tax rate of negative 5.6%. The Australian jurisdictional effective tax rate included the impact of the closure of the Company’s Australian operations. For Fiscal 2014, the Company’s Swiss subsidiary incurred pre-tax losses of $2.6 million with a jurisdictional effective tax rate of negative 218.4%. The Swiss jurisdictional effective tax rate included the impact of the establishment of a valuation allowance.

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 28, 2017	January 30, 2016
Deferred tax assets:
Deferred compensation	$54,552	$62,679
Accrued expenses and reserves	13,168	19,862
Rent	33,917	36,929
Net operating losses (NOL), tax credit and other carryforwards	26,812	14,248
Investments in subsidiaries	8,791	2,895
Other	3,030	619
Valuation allowances	(2,429)	(1,643)
Total deferred tax assets	$137,841	$135,589
Deferred tax liabilities:
Property, equipment and intangibles	$(20,177)	$(20,708)
Inventory	(11,955)	(9,480)
Store supplies	(4,892)	(6,054)
Prepaid expenses	(3,262)	(3,653)
Undistributed net income of non-U.S. subsidiaries	(5,609)	(4,390)
Other	(950)	(1,011)
Total deferred tax liabilities	(46,845)	(45,296)
Net deferred income tax assets	$90,996	$90,293

Accumulated other comprehensive loss is shown net of deferred tax assets and deferred tax liabilities, resulting in a deferred tax liability of $0.6 million and $1.7 million as of January 28, 2017 and January 30, 2016, respectively. Accordingly, these deferred taxes are not reflected in the table above.

As of January 28, 2017, the Company had deferred tax assets related to foreign and state NOL carryforwards of $14.9 million and $1.2 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryovers will begin to expire in 2017 and a portion of state NOL will begin to expire in 2021. Some foreign NOL have an indefinite carryforward period.

As of January 28, 2017, the Company had deferred tax assets related to foreign tax credit carryforwards of approximately $7 million that could be utilized to reduce future years’ tax liabilities. If not utilized, the credit carryforwards will begin to expire in 2027. The utilization of credit carryforwards may be limited in a given year.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it is more likely than not that NOLs, charitable contributions carryforwards and credit carryforwards would reduce future years’ tax liabilities in the U.S., various states and certain foreign jurisdictions less any associated valuation allowance. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income (Loss). No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. While the Company does not expect material adjustments to the total amount of valuation allowances within the next 12 months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Uncertain tax positions, beginning of the year	$2,455	$3,212	$4,182
Gross addition for tax positions of the current year	67	13	152
Gross addition for tax positions of prior years	19	598	33
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(1,211)	(986)	(348)
Settlements during the period	(40)	(64)	(4)
Changes in judgment/ excess reserve	(51)	(318)	(803)
Uncertain tax positions, end of year	$1,239	$2,455	$3,212

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves on uncertain tax positions that are not more likely than not to be sustained upon examination as well as related interest and penalties.

A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash. Favorable resolution would be recognized as a reduction to the Company’s effective tax rate in the period of resolution.

The amount of the above uncertain tax positions at January 28, 2017, January 30, 2016 and January 31, 2015, which would impact the Company’s effective tax rate if recognized, was $1.2 million, $2.5 million and $3.2 million, respectively.

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. During Fiscal 2016, the Company recognized a $0.2 million benefit related to net interest and penalties, compared to a $0.9 million benefit recognized during Fiscal 2015. Interest and penalties of $0.3 million were accrued at the end of Fiscal 2016, compared to $0.5 million accrued at the end of Fiscal 2015.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2016 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2015 and prior years have been completed and settled. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlements of audits and expiration of statutes of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

As of January 28, 2017, a provision for U.S. income tax has not been recorded on approximately $126.6 million of unremitted income generated through the third quarter of Fiscal 2015 of non-U.S. subsidiaries that the Company has determined to be

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinitely reinvested outside the U.S. The potential U.S. deferred income tax liability if the foreign net income were to be repatriated in the future, net of any foreign income or withholding taxes previously paid, is approximately $25 million. The Company has recorded $5.6 million of deferred U.S. income taxes on $27.3 million of net income generated after October 31, 2015, which is not considered to be invested indefinitely.

11. BORROWINGS

Asset-Based Revolving Credit Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement. The agreement, as amended, provides for a senior secured revolving credit facility of up to $400 million (the “ABL Facility”), subject to a borrowing base, with a letter of credit sub-limit of $100 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019.

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

No borrowings were outstanding under the ABL Facility as of January 28, 2017.

Term Loan Facility

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which, as amended, provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the ABL Facility, the “2014 Credit Facilities”). A portion of the proceeds of the Term Loan Facility was used to repay the outstanding balance of approximately $127.5 million under the Company’s 2012 Term Loan Agreement, to repay outstanding borrowings of approximately $60 million under the Company’s 2011 Credit Agreement and to pay fees and expenses associated with the transaction.

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the 2014 Credit Facilities of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the 2014 Credit Facilities.

The Company’s Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees paid to lenders. Net borrowings as of January 28, 2017 and January 30, 2016 were as follows:

(in thousands)	January 28, 2017	January 30, 2016
Borrowings, gross at carrying amount	$268,250	$293,250
Unamortized discount	(1,764)	(1,929)
Unamortized fees paid to lenders	(3,494)	(5,086)
Borrowings, net	262,992	286,235
Less: short-term portion of borrowings	—	—
Long-term portion of borrowings, net	$262,992	$286,235

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Company made a repayment of $25 million in January 2017, in prepayment of its scheduled Fiscal 2017 through Fiscal 2021 amortization and a portion of the amount of principal due at maturity. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights, less any voluntary payments made. The final principal installment of $268.3 million on the Term Loan Facility will be due in Fiscal 2021.

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of January 28, 2017.

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

The Company was in compliance with the covenants under the 2014 Credit Facilities as of January 28, 2017.

12. OTHER LIABILITIES

Other liabilities consisted of:

(in thousands)	January 28, 2017	January 30, 2016
Accrued straight-line rent	$82,241	$90,445
Deferred compensation	44,531	48,058
Other	45,236	41,180
Other liabilities	$172,008	$179,683

Deferred compensation includes the Supplemental Executive Retirement Plan (the “SERP”), the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 16, “SAVINGS AND RETIREMENT PLANS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $22.1 million, $28.4 million and $23.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The Company also recognized tax benefits related to share-based compensation of $8.3 million, $10.6 million and $8.6 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

The fair value of share-based compensation awards is recognized as compensation expense primarily on a straight-line basis over the awards’ requisite service period, net of estimated forfeitures, with the exception of performance share awards. Performance share award expense is primarily recognized in the performance period of the awards’ requisite service period. For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the vesting of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction is greater than the recorded deferred tax asset, the tax benefit associated with any excess deduction is considered an excess tax benefit and is recognized as additional paid-in capital. If the tax deduction is less than the recorded deferred tax asset, the resulting difference, or shortfall, is first charged to additional paid-in capital, to the extent of the windfall pool of excess tax benefits, with any remainder recognized as tax expense. See Note 2, “SUMMARY OF SIGNIFICANT ACCOUTING POLICIES - Recent accounting pronouncements,” of the Notes to the Consolidated Financial Statements for recent accounting pronouncements, including the expected date of adoption and anticipated effect on our Consolidated Financial Statements, related to changes in the financial reporting of stock compensation.

The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures and for changes to the estimate of expected award forfeitures. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of adjustments for forfeitures was $3.4 million, $5.6 million and $2.6 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of January 28, 2017, the Company had sufficient treasury stock available to settle stock options, stock appreciation rights, restricted stock units and performance share awards outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards is re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

Plans

As of January 28, 2017, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 350,000 shares of the Company's Common Stock authorized for issuance, under which the Company is authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock awards to non-associate members of the Company's Board of Directors; and (ii) the 2016 Associates LTIP, with 3,500,000 shares of the Company's Common Stock authorized for issuance, under which the Company is authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance share awards to associates of the Company. The Company also has six other share-based compensation plans under which it granted stock options, stock appreciation rights, restricted stock units and performance share awards to associates of the Company and stock options and restricted stock units to non-associate members of the Company’s Board of Directors in prior years.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2016 Directors LTIP, a stockholder-approved plan, permits the Company to annually grant awards to non-associate directors, subject to the following limits:

•	For non-associate directors: awards with an aggregate fair market value on the date of the grant of no more than $300,000;

•
For the non-associate director occupying the role of Non-Executive Chairman of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $500,000; and

•	For the non-associate director occupying the role of Executive Chairman of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $2,500,000.

Under the 2016 Directors LTIP, restricted stock units are subject to a minimum vesting period ending no sooner than the early of (i) the first anniversary of the grant date or (ii) the date of the next regularly scheduled annual meeting of stockholders held after the grant date.

The 2016 Associates LTIP, a stockholder-approved plan, permits the Company to annually grant one or more types of awards covering up to an aggregate of 1.0 million of underlying shares of the Company’s Common Stock to any associate of the Company. Under the 2016 Associates LTIP, for restricted stock units that have performance-based vesting, performance must be measured over a period of at least one year and restricted stock units that do not have performance-based vesting, vesting in full may not occur more quickly than in pro-rata installments over a period of three years from the date of the grant, with the first installment vesting no sooner than the first anniversary of the date of the grant.

Under the 2016 Directors LTIP, any stock options or stock appreciation rights granted must have a minimum vesting period ending no sooner than the earlier of (i) the first anniversary of the grant date or (ii) the date of the next regularly scheduled annual meeting of the stockholders held after the grant date and must have a term that does not exceed a period of ten years from the grant date, subject to forfeiture under the terms of the 2016 Directors LTIP. Under the 2016 Associates LTIP, any stock options or stock appreciation rights granted must have a minimum vesting period of one year and a term that does not exceed a period of ten years from the grant date, subject to forfeiture under the terms of the 2016 Associates LTIP.

Each of the 2016 Directors LTIP and the 2016 Associates LTIP provide for accelerated vesting of awards if there is a change of control and certain other conditions specified in each plan are met.

Stock Options

The following table summarizes stock option activity for Fiscal 2016:

	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	271,000	$63.05
Granted	—	—
Exercised	(2,000)	22.87
Forfeited or expired	(79,200)	31.53
Outstanding at January 28, 2017	189,800	$76.62	$—	0.7
Stock options exercisable at January 28, 2017	189,900	$76.62	$—	0.7

The Company did not grant any stock options during Fiscal 2016, Fiscal 2015 and Fiscal 2014. The total intrinsic value of stock options exercised was insignificant during Fiscal 2016, Fiscal 2015 and Fiscal 2014. As of January 28, 2017, there was no unrecognized compensation cost related to currently outstanding stock options.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2016:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 30, 2016	5,301,115	$45.02
Granted	—	—
Exercised	(10,483)	22.45
Forfeited or expired	(1,211,582)	37.19
Outstanding at January 28, 2017	4,079,050	$47.49	$—	2.6
Stock appreciation rights exercisable at January 28, 2017	3,532,119	$50.62	$—	1.9
Stock appreciation rights expected to become exercisable in the future as of January 28, 2017	436,030	$27.72	$—	7.7

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of the Company’s Common Stock price for the most recent historical period equal to the expected term of the stock appreciation right, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.

No stock appreciation rights were granted in Fiscal 2016. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during Fiscal 2015 and Fiscal 2014 were as follows:

	Executive Officers		All Other Associates
	2015	2014	2015	2014
Grant date market price	$22.46	$35.08	$22.42	$37.05
Exercise price	$22.46	$35.49	$22.42	$37.22
Fair value	$9.11	$12.85	$8.00	$12.92
Assumptions:
Price volatility	49%	49%	49%	50%
Expected term (years)	6.1	4.9	4.3	4.1
Risk-free interest rate	1.5%	1.6%	4.2%	1.4%
Dividend yield	1.7%	2.0%	1.7%	1.9%

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. As of January 28, 2017, there was $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 13 months.

The total intrinsic value of stock appreciation rights exercised during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.1 million, $4.3 million and $1.5 million, respectively. The grant date fair value of stock appreciation rights that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $4.3 million, $4.9 million and $7.4 million, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2016:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2016	1,671,597	$28.13	185,500	$23.42	117,711	$25.00
Granted	1,182,198	24.57	129,725	25.70	129,734	31.01
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(678,033)	29.96	(32,625)	36.12	—	—
Forfeited	(260,301)	26.81	(78,677)	24.22	(62,553)	31.91
Unvested at January 28, 2017	1,915,461	$25.47	203,923	$22.53	184,892	$26.89

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

As of January 28, 2017, there was $24.7 million and $2.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months and 15 months for service-based and market-based restricted stock units, respectively.

Additional information pertaining to restricted stock units for Fiscal 2016, Fiscal 2015 and Fiscal 2014 follows:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Service-based restricted stock units:
Total grant date fair value of awards granted	$29,047	$23,101	$33,075
Total grant date fair value of awards vested	20,314	23,608	17,078

Performance-based restricted stock units:
Total grant date fair value of awards granted	$3,334	$2,278	$4,709
Total grant date fair value of awards vested	1,178	1,861	515

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,023	$2,158	$3,756
Total grant date fair value of awards vested	—	—	—

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2016 and Fiscal 2015 were as follows:

	Fiscal 2016	Fiscal 2015
Grant date market price	$28.06	$22.46
Fair value	$31.01	$19.04
Assumptions:
Price volatility	45%	45%
Expected term (years)	2.7	2.8
Risk-free interest rate	1%	0.9%
Dividend yield	3%	3.5%
Average volatility of peer companies	34.5%	34.0%
Average correlation coefficient of peer companies	0.3415	0.3288

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of January 28, 2017 will be recognized in cost of sales, exclusive of depreciation and amortization over the next twelve months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, the Company's master netting and other similar arrangements allow net settlements under certain conditions.

As of January 28, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$77,247
British pound	$25,751
Canadian dollar	$14,380
Japanese yen	$10,492

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of January 28, 2017.

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

As of January 28, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$18,813
Japanese yen	$1,767
British pound	$1,249
Swedish krona	$1,020

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of January 28, 2017.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	January 28, 2017	January 30, 2016	Location	January 28, 2017	January 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$5,920	$4,097	Accrued expenses	$486	$—
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$122	$69	Accrued expenses	$6	$—
Total	Other current assets	$6,042	$4,166	Accrued expenses	$492	$—

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for Fiscal 2016 and Fiscal 2015 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Fiscal 2016	Fiscal 2015
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$627	$751

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
(in thousands)	January 28, 2017	January 30, 2016		January 28, 2017	January 30, 2016		January 28, 2017	January 30, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$7,078	$7,204	Cost of sales, exclusive of depreciation and amortization	$6,195	$15,596	Other operating income, net	$1,873	$242

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for Fiscal 2016 was as follows:

	Fiscal 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive (loss) income before reclassifications	(7,091)	7,078	(13)
Reclassified from accumulated other comprehensive loss(1)	—	(6,195)	(6,195)
Tax effect	160	(635)	(475)
Other comprehensive loss	(6,931)	248	(6,683)
Ending balance at January 28, 2017	$(126,127)	$4,825	$(121,302)

(1)
For Fiscal 2016, a gain was reclassified from accumulated other comprehensive income (loss) to the cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss).

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in accumulated other comprehensive loss for Fiscal 2015 was as follows:

	Fiscal 2015
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance January 31, 2015	$(96,680)	$13,100	$(83,580)
Other comprehensive (loss) income before reclassifications	(22,623)	7,204	(15,419)
Reclassified from accumulated other comprehensive loss(1)	—	(15,596)	(15,596)
Tax effect	107	(131)	(24)
Other comprehensive loss	(22,516)	(8,523)	(31,039)
Ending balance at January 30, 2016	$(119,196)	$4,577	$(114,619)

(1)
For Fiscal 2015, a gain was reclassified from accumulated other comprehensive income (loss) to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, a foreign currency translation loss related to the Company's dissolution of its Australian operations was reclassified to other operating income, net.

The activity in accumulated other comprehensive loss for Fiscal 2014 was as follows:

	Fiscal 2014
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance February 1, 2014	$(18,751)	$(2,166)	$(20,917)
Other comprehensive (loss) income before reclassifications	(76,891)	16,572	(60,319)
Reclassified from accumulated other comprehensive loss(1)	—	(440)	(440)
Tax effect	(1,038)	(866)	(1,904)
Other comprehensive (loss) income	(77,929)	15,266	(62,663)
Ending balance at January 31, 2015	$(96,680)	$13,100	$(83,580)

(1)
For Fiscal 2014, a gain was reclassified from accumulated other comprehensive income (loss) to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss).

16. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $11.1 million, $15.4 million and $13.8 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

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

The following table provides the Company’s net sales by operating segment for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Abercrombie	$1,487,024	$1,640,992	$1,771,299
Hollister	1,839,716	1,877,688	1,947,869
Other (1)	—	—	24,862
Total	$3,326,740	$3,518,680	$3,744,030

(1)	Represents net sales from the Company’s Gilly Hicks operations.

The following table provides the Company’s net sales by geographic area for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$2,123,808	$2,282,040	$2,408,427
Europe	768,630	832,923	959,981
Other	434,302	403,717	375,622
Total	$3,326,740	$3,518,680	$3,744,030

The following table provides the Company’s long-lived assets by geographic area for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$543,923	$548,983	$556,967
Europe	215,124	263,977	332,435
Other	92,783	109,275	105,542
Total	$851,830	$922,235	$994,944

18. CONTINGENCIES

The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of January 28, 2017, the Company had accrued charges of approximately $6 million for certain legal contingencies. In addition, there are certain claims and legal proceedings pending against the Company for which accruals have not been established. Actual liabilities may exceed the amounts reserved, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

For Fiscal 2016, the Company recognized a $12.3 million gain in other operating income, net in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2016 and Fiscal 2015 are presented below. See “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Annual Report on Form 10-K for information regarding items included below that could affect comparability between quarter results.

(in thousands, except per share amounts)
Fiscal Quarter 2016	First	Second	Third	Fourth
Net sales	$685,483	$783,160	$821,734	$1,036,363
Gross profit	$425,721	$477,107	$510,739	$615,001
Net (loss) income	$(38,630)	$(12,031)	$8,274	$50,105
Net (loss) income attributable to A&F(2)	$(39,587)	$(13,129)	$7,881	$48,791
Net (loss) income per diluted share attributable to A&F(1)	$(0.59)	$(0.19)	$0.12	$0.71

(in thousands, except per share amounts)
Fiscal Quarter 2015	First	Second	Third	Fourth
Net sales	$709,422	$817,756	$878,572	$1,112,930
Gross profit	$411,549	$509,862	$559,787	$676,345
Net (loss) income	$(63,246)	$612	$42,285	$58,908
Net (loss) income attributable to A&F(3)(4)	$(63,246)	$(810)	$41,891	$57,741
Net (loss) income per diluted share attributable to A&F(1)	$(0.91)	$(0.01)	$0.60	$0.85

(1)
Net income (loss) per diluted share for each of the quarters was computed using the weighted average number of shares outstanding during the quarter while the full year is computed using the average of the weighted average number of shares outstanding each quarter; therefore, the sum of the quarters may not equal the total for the year.

(2)
Net income (loss) attributable to A&F for Fiscal 2016 included certain items related to asset impairment, indemnification recoveries and claims settlement benefits. These items adversely impacted net income (loss) attributable to A&F by $3.7 million and $6.5 million for the second and third quarters of Fiscal 2016, respectively.

(3)
Net income (loss) attributable to A&F for Fiscal 2015 included certain items related to inventory write-down, asset impairment, legal settlement charges, store fixture disposal, the Company’s profit improvement initiative, lease termination and store closure costs and restructuring. These items adversely impacted net income (loss) attributable to A&F by $26.1 million, $9.4 million and $16.0 million for the first, second and fourth quarters of Fiscal 2015, respectively, and increased net income attributable to A&F by $9.0 million for the third quarter of Fiscal 2015.

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

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Abercrombie & Fitch Co. and its subsidiaries (the Company) at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 27, 2017

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

A&F’s management, including the Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended January 28, 2017. The Chief Executive Officer of A&F and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 28, 2017, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 28, 2017 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 28, 2017, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of January 28, 2017 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended January 28, 2017 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017 and from the text under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” at the end of “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

Code of Business Conduct and Ethics

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page of the Company’s website at www.abercrombie.com, accessible through the “Investors” page.

Audit and Finance Committee

Information concerning A&F’s Audit and Finance Committee, including the determination that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit and Finance Committee,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017. These procedures have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 16, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation and Organization Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

Information regarding the number of securities to be issued and remaining available under equity compensation plans of the Company as of January 28, 2017 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence”, “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Leadership Structure”and “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

Consolidated Balance Sheets at January 28, 2017 and January 30, 2016.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015.

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

10.12*	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
10.13*	Summary of Terms of the Annual Restricted Stock Unit Grants made to the Non-Associate Directors of A&F under the 2016 Long-Term Incentive Plan for Directors in Fiscal 2016.
10.14*	Summary of Compensation Structure for Non-Associate Directors of A&F for Fiscal 2016.
10.15*
Form of Restricted Stock Unit Award Agreement for Associates used for grants under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan on or after March 6, 2006, incorporated herein by reference to Exhibit 10.34 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (File No. 001-12107).

10.16*
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.17*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.18*
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

10.19*
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

10.20*
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

10.21*	Abercrombie & Fitch Co. Associate Stock Purchase Plan (Effective July 1, 1998), incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by Michael S. Jeffries on May 2, 2006.

10.22*
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

10.23*
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

10.24*
Form of Stock Appreciation Right Agreement used to evidence the grant of stock appreciation rights to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan after February 12, 2009 and prior to March 26, 2013, incorporated herein by reference to Exhibit 10.6 to A&F’s Current Report on Form 8-K dated and filed February 17, 2009 (File No. 001-12107).

10.25*
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

10.28*
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

10.29*
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

10.38*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.39*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.40*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.41*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.42*
Form of Performance Share Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.43*
Form of Performance Share Award Agreement used for grants of awards after August 20, 2013 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.44*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.8 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.45*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.46*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.47*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.48*
Form of Performance Share Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associates of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.49*
Form of Performance Share Award Agreement used for grants of awards after August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.50*
Form of Performance Share Award Agreement used for grants of awards to participants involved in the profit improvement initiative under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.51*
Letter, dated April 3, 2014, from Abercrombie & Fitch to Joanne C. Crevoiserat setting forth terms of employment as Executive Vice President and Chief Financial Officer, and accepted by Joanne C. Crevoiserat on April 8, 2014, together with the related Agreement, made and entered into April 27, 2014, executed by Joanne C. Crevoiserat on April 8, 2014 and by Abercrombie & Fitch Management Co. on April 27, 2014, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-12107).

10.52
Credit Agreement, dated as of August 7, 2014 (the “2014 ABL Credit Agreement”), among Abercrombie & Fitch Management Co., as lead borrower for the borrowers and guarantors named therein; Wells Fargo Bank, National Association, as administrative agent, collateral agent, a letter of credit issuer and swing line lender; PNC Bank, National Association, as syndication agent and a letter of credit issuer; JPMorgan Chase Bank, N.A., as documentation agent and a letter of credit issuer; Wells Fargo Bank, National Association, PNC Capital Markets LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.53
Term Loan Credit Agreement, dated as of August 7, 2014 (the “2014 Term Loan Credit Agreement”), among Abercrombie & Fitch Management Co., as borrower; Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, as guarantors; Wells Fargo Bank, National Association, as administrative agent and collateral agent; PNC Bank, National Association and JPMorgan Chase Bank, N.A., as syndication agents; Goldman Sachs Lending Partners, as documentation agent; Wells Fargo Securities, LLC, PNC Capital Markets LLC, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners, as joint lead arrangers and joint book-runners; and the other lenders party thereto, incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.54
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.55
Term Loan Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and for the benefit of the other Credit Parties (as defined in the 2014 Term Loan Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.56
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement), incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.57
Term Loan Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as borrower, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 Term Loan Credit Agreement), incorporated herein by reference to Exhibit 10.8 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.58
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent,” incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.59*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.60
First Amendment to Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as the Lead Borrower, and the other Borrowers and Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-12107).

10.61
First Amendment to Term Loan Credit Agreement, dated as of September 10, 2015, entered into by Abercrombie & Fitch Management Co., as Borrower, Abercrombie & Fitch Co., as Parent, and the other Guarantors party thereto, with the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-12107).

10.62*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.63*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed December 9, 2014 (File No. 001-12107).

10.64*
Agreement entered into between Abercrombie & Fitch Management Co. and Jonathan E. Ramsden as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 9, 2015 (File No. 001-12107).

10.65*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Fran Horowitz as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K, dated and filed July 9, 2015 (File No. 001-12107).

10.66*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Robert E. Bostrom as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015 (File No. 001-12107).

10.67*
Agreement entered into between Abercrombie & Fitch Management Co. and Joanne C. Crevoiserat as of October 15, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.68*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.69*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K, dated and filed October 19, 2015 (File No. 001-12107).

10.70*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.71*
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K, dated and filed May 23, 2016 (File No. 001-12107).

10.72*
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Stacia Andersen, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K, dated and filed May 23, 2016 (File No. 001-12107).

10.73*
Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to A&F's Current Report on Form 8-K, dated and filed May 23, 2016 (File No. 001-12107).

10.74*
Executive Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott, effective as of May 20, 2016, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.4 to A&F's Current Report on Form 8-K, dated and filed May 23, 2016 (File No. 001-12107).

10.75*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors, incorporated herein by reference to Exhibit 4.10 to A&F's Registration Statement on Form S-8 (Registration No. 333-212059) filed on June 16, 2016.

10.76*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates, incorporated herein by reference to Exhibit 4.10 to A&F's Registration Statement on Form S-8 of Abercrombie & Fitch Co. (Registration No. 333-212060) filed on June 16, 2016.

10.77*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates by the Board of Directors of Abercrombie & Fitch Co. on August 31, 2016, incorporated herein by reference to Exhibit 10.5.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.78*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016, incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.79*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016, incorporated herein by reference to Exhibit 10.7 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.80*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016, incorporated herein by reference to Exhibit 10.8 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.81*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016, incorporated herein by reference to Exhibit 10.10 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.82*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.83*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.84*
Agreement between Diane Chang and Abercrombie & Fitch Trading Co., executed by Ms. Chang on October 25, 2016 and by Abercrombie & Fitch Trading Co. on November 3, 2016, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016 (File No. 001-12107).

10.85*	Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016.
21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications by Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (ii) Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Annual Report on Form 10-K.

**	These certifications are furnished.

†
Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission (the “SEC”). The non-public information has been separately filed with the SEC in connection with that request.

(b) The documents listed in Item 15(a)(3) are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedules
None

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 27, 2017	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2017.

*
Arthur C. Martinez	Executive Chairman of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
James B. Bachmann	Director
*
Bonnie R. Brooks	Director
*
Terry L. Burman	Director
/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Sarah M. Gallagher	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
*
Charles R. Perrin	Director
*
Stephanie M. Shern	Director
*
Craig R. Stapleton	Director

*
The undersigned, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1, in the capacities as indicated and on March 27, 2017.

By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Attorney-in-fact

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017

ABERCROMBIE & FITCH CO.
(Exact name of registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.
10.13*	Summary of Terms of the Annual Restricted Stock Unit Grants made to the Non-Associate Directors of A&F under the 2016 Long-Term Incentive Plan for Directors in Fiscal 2016.
10.14*	Summary of Compensation Structure for Non-Associate Directors of A&F for Fiscal 2016.
10.85*	Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016.
21.1	List of Subsidiaries of A&F
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications by Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (ii) Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Annual Report on Form 10-K.