Form 10-Q
period 2017-04-29
ABERCROMBIE & FITCH CO /DE/
filed 2017-06-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 1, 2017
$.01 Par Value	86,016,786 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$661,099	$685,483
Cost of sales, exclusive of depreciation and amortization	262,174	259,762
Gross profit	398,925	425,721
Stores and distribution expense	359,929	369,118
Marketing, general and administrative expense	109,893	114,447
Asset impairment	730	—
Other operating income, net	(1,686)	(2,933)
Operating loss	(69,941)	(54,911)
Interest expense, net	4,120	4,506
Loss before taxes	(74,061)	(59,417)
Income tax benefit	(13,052)	(20,787)
Net loss	(61,009)	(38,630)
Less: Net income attributable to noncontrolling interests	691	957
Net loss attributable to Abercrombie & Fitch Co.	$(61,700)	$(39,587)

Net loss per share attributable to Abercrombie & Fitch Co.
Basic	$(0.91)	$(0.59)
Diluted	$(0.91)	$(0.59)

Weighted-average shares outstanding
Basic	68,073	67,625
Diluted	68,073	67,625

Dividends declared per share	$0.20	$0.20

Other comprehensive income
Foreign currency translation, net of tax	$5,607	$20,425
Derivative financial instruments, net of tax	(4,600)	(9,955)
Other comprehensive income	1,007	10,470
Comprehensive loss	(60,002)	(28,160)
Less: Comprehensive income attributable to noncontrolling interests	691	957
Comprehensive loss attributable to Abercrombie & Fitch Co.	$(60,693)	$(29,117)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	April 29, 2017	January 28, 2017
Assets
Current assets:
Cash and equivalents	$421,441	$547,189
Receivables	90,346	93,384
Inventories, net	398,750	399,795
Other current assets	91,565	98,932
Total current assets	1,002,102	1,139,300
Property and equipment, net	806,057	824,738
Other assets	349,806	331,719
Total assets	$2,157,965	$2,295,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$147,531	$187,017
Accrued expenses	248,915	273,044
Short-term portion of deferred lease credits	19,522	20,076
Income taxes payable	5,264	5,863
Total current liabilities	421,232	486,000
Long-term liabilities:
Long-term portion of deferred lease credits	75,886	76,321
Long-term portion of borrowings, net	263,353	262,992
Leasehold financing obligations	47,120	46,397
Other liabilities	169,588	172,008
Total long-term liabilities	555,947	557,718
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of April 29, 2017 and January 28, 2017	1,033	1,033
Paid-in capital	387,394	396,590
Retained earnings	2,393,693	2,474,703
Accumulated other comprehensive loss, net of tax	(120,295)	(121,302)
Treasury stock, at average cost: 35,288 and 35,542 shares at April 29, 2017 and January 28, 2017, respectively	(1,489,853)	(1,507,589)
Total Abercrombie & Fitch Co. stockholders’ equity	1,171,972	1,243,435
Noncontrolling interests	8,814	8,604
Total stockholders’ equity	1,180,786	1,252,039
Total liabilities and stockholders’ equity	$2,157,965	$2,295,757

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Operating activities
Net loss	$(61,009)	$(38,630)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	48,789	50,866
Asset impairment	730	—
Loss on disposal	2,378	1,287
Amortization of deferred lease credits	(5,325)	(6,506)
Benefit from deferred income taxes	(15,100)	(21,195)
Share-based compensation	4,880	6,599
Net tax deficit on share-based compensation	(9,264)	(951)
Changes in assets and liabilities
Inventories, net	1,316	3,547
Accounts payable and accrued expenses	(62,120)	(63,748)
Lessor construction allowances	2,940	1,881
Income taxes	8,630	(3,888)
Long-term lease deposits	(41)	23,309
Other assets	8,367	(10,283)
Other liabilities	(9,433)	(17,996)
Net cash used by operating activities	(84,262)	(75,708)
Investing activities
Purchases of property and equipment	(32,081)	(25,983)
Proceeds from sale of property and equipment	203	4,098
Net cash used for investing activities	(31,878)	(21,885)
Financing activities
Dividends paid	(13,554)	(13,471)
Other financing activities	(551)	(372)
Net cash used for financing activities	(14,105)	(13,843)
Effect of exchange rates on cash	4,497	13,833
Net decrease in cash and equivalents	(125,748)	(97,603)
Cash and equivalents, beginning of period	547,189	588,578
Cash and equivalents, end of period	$421,441	$490,975
Significant non-cash investing activities
Change in accrual for construction in progress	$(4,297)	$(21)
Supplemental information
Cash paid for interest	$3,391	$3,763
Cash paid for income taxes, net of refunds	$3,364	$15,969

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Nature of Business

Abercrombie & Fitch Co. (“A&F”), through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a specialty retailer of branded apparel and accessories. The Company operates through store and direct-to-consumer operations, as well as through various wholesale, franchise and licensing arrangements. The Company has operations in North America, Europe, Asia and the Middle East.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2017” and “Fiscal 2016” represent the fifty-three week fiscal year ending on February 3, 2018 and the fifty-two week fiscal year ended on January 28, 2017, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of April 29, 2017, and for the thirteen week periods ended April 29, 2017 and April 30, 2016, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2016 filed with the SEC on March 27, 2017. The January 28, 2017 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2017.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could affect the Company’s financial statements:

Accounting Standards Update (ASU)	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards adopted
ASU 2015-11, Simplifying the Measurement of Inventory
This update amends ASC 330, Inventory. The new guidance applies to inventory measured using first-in, first-out (FIFO) or average cost. Under this amendment, inventory is to be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		January 29, 2017*	The adoption of this guidance did not have any impact on the Company's consolidated financial statements.
ASU 2016-09, Compensation—Stock Compensation
This update amends ASC 718, Compensation. Under the new guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are to be recognized as income tax benefits or expenses in the statement of operations; whereas, under the previous guidance, such benefits and deficiencies were recorded in additional paid-in-capital. The cash flow effects of the tax benefit are to be reported in cash flows from operating activities; whereas, they were previously reported in cash flows from financing activities. This guidance also allows for entities to make a policy election to estimate forfeitures or account for them when they occur.
January 29, 2017*
As required by the update, all excess tax benefits and tax deficiencies recognized on share-based compensation expense are reflected in the condensed consolidated statements of income as a component of the provision for income taxes on a prospective basis. This update resulted in additional non-cash income tax expense of $9.3 million in the first quarter of Fiscal 2017. In addition, excess tax benefits and tax deficiencies recognized on share-based compensation expense are now classified as an operating activity on the condensed consolidated statements of cash flows. The Company has applied this provision on a retrospective basis. For the first quarter of Fiscal 2016, net cash used by operating activities decreased by $0.6 million with a corresponding offset to net cash used for financing activities. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. Based on share-based compensation awards currently outstanding at current stock prices, the adoption of this guidance will result in non-cash income tax expense of approximately $11 million for Fiscal 2017 and $20 million for Fiscal 2018.

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
February 3, 2019*
The Company expects that this guidance will result in a significant increase in the Company’s long-term assets and long-term liabilities on the Company's consolidated balance sheets, and is currently evaluating additional impacts that it may have on its consolidated financial statements.

* Early adoption is permitted.

2. NET LOSS PER SHARE

Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
Shares of common stock issued	103,300	103,300
Weighted-average treasury shares	(35,227)	(35,675)
Weighted-average — basic shares	68,073	67,625
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	68,073	67,625
Anti-dilutive shares (1)	5,263	7,954

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of April 29, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$100,417	$—	$100,417
Money market funds	21	—	—	21
Derivative financial instruments	—	2,415	—	2,415
Total assets	$21	$102,832	$—	$102,853

Liabilities:
Derivative financial instruments	$—	$1,243	$—	$1,243
Total liabilities	$—	$1,243	$—	$1,243

	Assets at Fair Value as of January 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$99,654	$—	$99,654
Money market funds	94,026	—	—	94,026
Derivative financial instruments	—	6,042	—	6,042
Total assets	$94,026	$105,696	$—	$199,722

Liabilities:
Derivative financial instruments	$—	$492	$—	$492
Total liabilities	$—	$492	$—	$492

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

The carrying amount and fair value of the Company’s term loan facility were as follows:

(in thousands)	April 29, 2017	January 28, 2017
Gross borrowings outstanding, carrying amount	$268,250	$268,250
Gross borrowings outstanding, fair value	$258,861	$260,551

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of April 29, 2017 or January 28, 2017.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	April 29, 2017	January 28, 2017
Property and equipment, at cost	$2,766,557	$2,772,139
Less: Accumulated depreciation and amortization	(1,960,500)	(1,947,401)
Property and equipment, net	$806,057	$824,738

Long-lived assets, primarily comprised of leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumptions used in the Company’s undiscounted future cash flow models include sales, gross profit and, to a lesser extent, operating expenses.

An impairment loss would be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, the loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets include projected cash flows and discount rate.

The Company incurred asset impairment charges of $0.7 million for the thirteen weeks ended April 29, 2017. There were no asset impairment charges for the thirteen weeks ended April 30, 2016.

The Company had $35.9 million and $35.6 million of construction project assets in property and equipment, net at April 29, 2017 and January 28, 2017, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

In the first quarter of Fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to the tax effects of stock-based compensation. In the first quarter of Fiscal 2017, the Company adopted ASU 2016-09, “Compensation—Stock Compensation,” which resulted in a discrete non-cash income tax charge of $9.3 million recognized in income tax benefit on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Refer to Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” for further discussion regarding the adoption of this standard.

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $4.9 million for the thirteen weeks ended April 29, 2017 and $6.6 million for the thirteen weeks ended April 30, 2016. The tax benefit associated with share-based compensation expense was $1.9 million for the thirteen weeks ended April 29, 2017 and $2.5 million for the thirteen weeks ended April 30, 2016.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended April 29, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	189,800	$76.62
Granted	—	—
Exercised	—	—
Forfeited or expired	(75,000)	73.42
Outstanding at April 29, 2017	114,800	$78.71	$—	0.8
Stock options exercisable at April 29, 2017	114,800	$78.71	$—	0.8

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended April 29, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	4,079,050	$47.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(888,197)	44.34
Outstanding at April 29, 2017	3,190,853	$48.50	$—	3.0
Stock appreciation rights exercisable at April 29, 2017	2,841,662	$51.22	$—	2.5
Stock appreciation rights expected to become exercisable in the future as of April 29, 2017	267,161	$26.63	$—	7.7

As of April 29, 2017, there was $2.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 11 months.

The grant date fair value of stock appreciation rights that vested during the thirteen weeks ended April 29, 2017 and April 30, 2016 was $1.9 million and $3.7 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirteen weeks ended April 29, 2017:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares(1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2017	1,915,461	$25.47	203,923	$22.53	184,892	$26.89
Granted	1,408,972	9.61	524,030	9.11	236,872	11.79
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(466,291)	28.86	—	—	—	—
Forfeited	(122,813)	22.37	(5,163)	25.15	(5,165)	29.55
Unvested at April 29, 2017	2,735,329	$16.81	722,790	$12.26	416,599	$17.25

(1)
This includes 786,449 unvested restricted stock units as of April 29, 2017 that are subject to the requirement that the Company must achieve at least $1.00 of GAAP net income attributable to A&F for the fiscal year in order to vest.

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

As of April 29, 2017, there was $30.1 million, $4.9 million and $4.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 17 months, 18 months and 16 months for service-based, performance-based and market-based restricted stock units, respectively.

The tax benefit associated with restricted stock vesting during the thirteen weeks ended April 29, 2017 and April 30, 2016 was $2.1 million and $4.9 million, respectively.

Additional information pertaining to restricted stock units for the thirteen weeks ended April 29, 2017 and April 30, 2016 follows:

(in thousands)	April 29, 2017	April 30, 2016
Service-based restricted stock units:
Total grant date fair value of awards granted	$13,540	$21,445
Total grant date fair value of awards vested	13,457	12,892

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,774	$2,762
Total grant date fair value of awards vested	—	1,151

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,793	$3,601
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended April 29, 2017 and April 30, 2016 were as follows:

	April 29, 2017	April 30, 2016
Grant date market price	$11.43	$31.67
Fair value	$11.79	$38.22
Assumptions:
Price volatility	47%	44%
Expected term (years)	2.9	2.8
Risk-free interest rate	1.5%	1.1%
Dividend yield	7.0%	2.5%
Average volatility of peer companies	35.2%	34.4%
Average correlation coefficient of peer companies	0.2664	0.3382

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of April 29, 2017 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company's Master International Swap Dealers Association, Inc., Agreement and other similar arrangements allow net settlements under certain conditions.

As of April 29, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$81,038
British pound	$30,243
Canadian dollar	$15,119
Japanese yen	$7,934

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of April 29, 2017.

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

As of April 29, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$13,895
British pound	$1,283

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of April 29, 2017.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of April 29, 2017 and January 28, 2017 were as follows:

(in thousands)	Location	April 29, 2017	January 28, 2017	Location	April 29, 2017	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,415	$5,920	Accrued expenses	$1,226	$486
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$122	Accrued expenses	$17	$6
Total	Other current assets	$2,415	$6,042	Accrued expenses	$1,243	$492

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen weeks ended April 29, 2017 and April 30, 2016 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended
		April 29, 2017	April 30, 2016
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$28	$(1,777)

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Loss Recognized in OCI on Derivative Contracts (1)		Location of Gain Reclassified from AOCL into Earnings	Amount of Gain Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016		April 29, 2017	April 30, 2016		April 29, 2017	April 30, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(1,373)	$(9,382)	Cost of sales, exclusive of depreciation and amortization	$3,535	$2,305	Other operating income, net	$528	$355

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen weeks ended April 29, 2017 was as follows:

	Thirteen Weeks Ended April 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	5,607	(1,373)	4,234
Reclassified from accumulated other comprehensive loss (1)	—	(3,535)	(3,535)
Tax effect	—	308	308
Other comprehensive income (loss)	5,607	(4,600)	1,007
Ending balance at April 29, 2017	$(120,520)	$225	$(120,295)

(1)
For the thirteen weeks ended April 29, 2017, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen weeks ended April 30, 2016 was as follows:

	Thirteen Weeks Ended April 30, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive income (loss) before reclassifications	25,660	(9,382)	16,278
Reclassified from accumulated other comprehensive loss (2)	—	(2,305)	(2,305)
Tax effect	(5,235)	1,732	(3,503)
Other comprehensive income (loss)	20,425	(9,955)	10,470
Ending balance at April 30, 2016	$(98,771)	$(5,378)	$(104,149)

(2)
For the thirteen weeks ended April 30, 2016, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

9. SEGMENT REPORTING

The Company has two operating segments: Hollister; and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company’s net sales by operating segment for the thirteen weeks ended April 29, 2017 and April 30, 2016.

	Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
Hollister	$374,677	$362,147
Abercrombie	286,422	323,336
Total	$661,099	$685,483

The following table provides the Company’s net sales by geographic area for the thirteen weeks ended April 29, 2017 and April 30, 2016.

	Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
United States	$409,068	$425,429
Europe	154,984	161,457
Other	97,047	98,597
Total	$661,099	$685,483

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

OVERVIEW

BUSINESS SUMMARY

The Company is a specialty retailer who primarily sells its products through store and direct-to-consumer operations, as well as through various wholesale, franchise and licensing arrangements. The Company offers a broad array of apparel products, including knit tops, woven shirts, graphic t-shirts, fleece, sweaters, jeans, woven pants, shorts, outerwear, dresses, intimates and swimwear; and personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2017” represent the fifty-three week fiscal year that will end on February 3, 2018, and to “Fiscal 2016” represent the fifty-two week fiscal year that ended January 28, 2017.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

SUMMARY RESULTS OF OPERATIONS
The table below summarizes the Company's results of operations for the thirteen week periods ended April 29, 2017 and April 30, 2016.

(in thousands, except change in comparable sales, gross profit rate and per share amounts)	April 29, 2017	April 30, 2016
Net sales	$661,099	$685,483
Change in comparable sales(1)	(3)%	(4)%
Gross profit rate	60.3%	62.1%
Operating loss	$(69,941)	$(54,911)
Net loss attributable to A&F	$(61,700)	$(39,587)
Net loss per diluted share attributable to A&F	$(0.91)	$(0.59)

(1)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year.

As of April 29, 2017, the Company had $421.4 million in cash and equivalents and $268.3 million in gross borrowings outstanding under its term loan facility. Net cash used by operating activities was $84.3 million for the thirteen weeks ended April 29, 2017. The Company also used cash of $32.1 million for capital expenditures and $13.6 million to pay dividends during the thirteen weeks ended April 29, 2017.

CURRENT TRENDS AND OUTLOOK

Our results for the first quarter of Fiscal 2017 reflect comparable sales improvement over the prior quarter in a continued challenging, promotional environment. Hollister, our largest brand, delivered an increase in comparable sales. At Abercrombie, sales results were in line with our expectations as we continue to lay the foundation for its revitalization.

While we anticipate the second quarter retail environment to remain promotional and generally challenging, we expect comparable sales trend improvement in the second half of the year, as we gain traction from our strategic investments in marketing, loyalty programs and omnichannel capabilities. We continue to maintain a disciplined approach to our cost structure, with a balanced focus between dealing with short-term realities and driving towards our long-term ambition, and remain confident in our strategic direction and our ability to execute on our plans.

For Fiscal 2017, we expect:

•	Comparable sales to remain challenging in the second quarter, with trend improvement in the second half of the year.

•	Continued adverse impact from foreign currency on sales and operating income.

•	A gross profit rate down slightly to last year's adjusted non-GAAP rate of 61.0%, with continued pressure in the second quarter.

•
Operating expense to be down at least 3% from last year's adjusted non-GAAP operating expense of $2.025 billion, with approximately 65% of the full year reduction to occur in the second half of the year.

•	Net income attributable to noncontrolling interests of approximately $4 million.

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

For the full year, we expect the effective tax rate to reflect a core tax rate in the low 30s, which remains highly sensitive at lower levels of pre-tax earnings. Additionally, we expect discrete non-cash income tax charges for the full year of approximately $11 million primarily related to a change in share-based compensation accounting standards.

We expect capital expenditures to be approximately $100 million for the full year.

We plan to open approximately seven full-price stores in Fiscal 2017, including six in the U.S. and one in international markets. We also plan to open two new outlet stores. In addition, we anticipate closing approximately 60 stores in the U.S. during the fiscal year through natural lease expirations.

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

RESULTS OF OPERATIONS

STORE ACTIVITY

Store count and gross square footage by brand for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	2	—	3	—
Closed	(2)	—	(5)	(1)	(7)	(1)
April 29, 2017	397	145	308	43	705	188
Gross square feet (in thousands):
April 29, 2017	2,717	1,216	2,396	610	5,113	1,826

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 30, 2016	414	139	340	39	754	178
New	—	2	1	—	1	2
Closed	(3)	—	(7)	—	(10)	—
April 30, 2016	411	141	334	39	745	180
Gross square feet (in thousands):
April 30, 2016	2,834	1,195	2,561	619	5,395	1,814

(1)
Excludes five international franchise stores as of April 29, 2017, three international franchise stores as of January 28, 2017 and two international franchise stores as of April 30, 2016 and January 30, 2016.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes three international franchise stores as of April 29, 2017 and one international franchise store as of January 28, 2017, April 30, 2016 and January 30, 2016.

THIRTEEN WEEKS ENDED APRIL 29, 2017 VERSUS THIRTEEN WEEKS ENDED APRIL 30, 2016

Net Sales

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Hollister	$374,677	3%	$362,147	—%	$12,530	3%
Abercrombie(2)	286,422	(10)%	323,336	(8)%	(36,914)	(11)%
Total net sales	$661,099	(3)%	$685,483	(4)%	$(24,384)	(4)%

United States	$409,068	(3)%	$425,429	(2)%	$(16,361)	(4)%
International	252,031	(2)%	260,054	(7)%	(8,023)	(3)%
Total net sales	$661,099	(3)%	$685,483	(4)%	$(24,384)	(4)%

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

For the first quarter of Fiscal 2017, net sales decreased 4% as compared to the first quarter of Fiscal 2016, primarily attributable to a 3% decrease in comparable sales, driven by the Abercrombie brand.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$262,174	39.7%	$259,762	37.9%

Gross profit	$398,925	60.3%	$425,721	62.1%

For the first quarter of Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 180 basis points as compared to the first quarter of Fiscal 2016, primarily due to lower average unit retail, which includes the adverse effects from changes in foreign currency exchange rates of approximately 50 basis points, partially offset by lower average unit cost.

Stores and Distribution Expense

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$359,929	54.4%	$369,118	53.8%

For the first quarter of Fiscal 2017, stores and distribution expense as a percentage of net sales increased by approximately 60 basis points as compared to the first quarter of Fiscal 2016, primarily due to the deleveraging effect from negative comparable sales and higher direct-to-consumer expense, partially offset by expense reduction efforts.

For the first quarter of Fiscal 2017, shipping and handling costs, including costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to the customer, associated with direct-to-consumer operations were $29.7 million as compared to $22.8 million for the first quarter of Fiscal 2016.

For the first quarter of Fiscal 2017, handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $8.1 million as compared to $10.4 million for the first quarter of Fiscal 2016.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$109,893	16.6%	$114,447	16.7%

For the first quarter of Fiscal 2017, marketing, general and administrative expense as a percentage of net sales decreased by approximately 10 basis points as compared to the first quarter of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher marketing expenses and the deleveraging effect from negative comparable sales.

Asset Impairment

For the first quarter of Fiscal 2017, the Company incurred asset impairment charges of $0.7 million. There were no asset impairment charges for the first quarter of Fiscal 2016.

Other Operating Income, Net

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$1,686	0.3%	$2,933	0.4%

For the first quarter of Fiscal 2017, other operating income, net as a percentage of net sales decreased by approximately 20 basis points as compared to the first quarter of Fiscal 2016, primarily due to lower foreign currency related gains.

Operating Loss

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(69,941)	(10.6)%	$(54,911)	(8.0)%

For the first quarter of Fiscal 2017, operating loss as a percentage of net sales increased by approximately 260 basis points as compared to the first quarter of Fiscal 2016, primarily driven by a reduction in the gross profit rate, the deleveraging effect from negative comparable sales, and higher direct-to-consumer and marketing expenses, partially offset by expense reduction efforts.

Interest Expense, Net

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,333	0.8%	$5,613	0.8%
Interest income	(1,213)	(0.2)%	(1,107)	(0.2)%
Interest expense, net	$4,120	0.6%	$4,506	0.7%

Income Tax Benefit

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(13,052)	17.6%	$(20,787)	35.0%

For the first quarter of Fiscal 2017, the Company's income tax benefit as a percentage of loss before taxes was 17.6% as compared to 35.0% for the first quarter of Fiscal 2016. The change in tax rate was primarily driven by a discrete non-cash income tax charge of $9.3 million related to the adoption of ASU 2016-09 in the first quarter of Fiscal 2017, as well as changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions. The Company's effective income tax rate remains sensitive at lower levels of full year pre-tax earnings.

Net Loss and Net Loss per Share Attributable to A&F

For the first quarter of Fiscal 2017, net loss and net loss per diluted share attributable to A&F were $61.7 million and $0.91, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $39.6 million and $0.59, respectively, for the first quarter of Fiscal 2016.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of April 29, 2017.

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

As of April 29, 2017, the borrowing base on the ABL Facility was $253.7 million. As of June 1, 2017, the Company had not drawn on the ABL Facility, but had approximately $1.8 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and deferred financing fees. Net borrowings as of April 29, 2017 and April 30, 2016 were as follows:

(in thousands)	April 29, 2017	April 30, 2016
Borrowings, gross at carrying amount	$268,250	$293,250
Unamortized discount	(1,666)	(2,250)
Unamortized fees	(3,231)	(4,385)
Borrowings, net	263,353	286,615
Less: short-term portion of borrowings, net	—	(733)
Long-term portion of borrowings, net	$263,353	$285,882

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable pursuant to the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.75% as of April 29, 2017.

Operating Activities

Net cash used by operating activities was $84.3 million for the thirteen weeks ended April 29, 2017 compared to $75.7 million for the thirteen weeks ended April 30, 2016. The year-over-year change in cash flow associated with operating activities was primarily driven by greater net loss net of non-cash adjustments and lease deposits that were returned in the first quarter of Fiscal 2016, partially offset by year-over-year decreases in income tax and incentive compensation payments.

Investing Activities

Cash outflows for investing activities for the thirteen weeks ended April 29, 2017 and April 30, 2016 included capital expenditures of $32.1 million and $26.0 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments.

Financing Activities

For the thirteen weeks ended April 29, 2017 and April 30, 2016, cash outflows for financing activities consisted primarily of dividend payments of $13.6 million and $13.5 million, respectively.

As of April 29, 2017, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previously approved authorization.

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

The Company expects total capital expenditures to be approximately $100 million for Fiscal 2017, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments to support growth initiatives.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the ABL Facility.

As of April 29, 2017, $289.0 million of the Company’s $421.4 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing ABL Facility. The Company had $1.8 million in stand-by letters of credit outstanding as of April 29, 2017. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended April 29, 2017, there were no material changes in the contractual obligations as of January 28, 2017, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2016. We discuss our critical accounting estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of our Annual Report on Form 10-K for Fiscal 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2016.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2016, and the disclosures under the heading “ITEM 1A. RISK FACTORS” in Part II of this Quarterly Report on Form 10-Q, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2017 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

Investment Securities

The irrevocable rabbi trust (the “Rabbi Trust”) is intended to be used as a source of funds to match respective funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of April 29, 2017 and January 28, 2017, and are restricted in their use as noted above.

Interest Rate Risks

The Company has approximately $268.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “2014 Credit Facilities”). The 2014 Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.7 million. This hypothetical analysis for the fifty-three weeks ending February 3, 2018 may differ from the actual change in interest expense due to various conditions which may result in changes in interest rates under the Company’s 2014 Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $2.4 million and $6.0 million as of April 29, 2017 and January 28, 2017, respectively. The fair value of outstanding foreign currency exchange forward contracts included in accrued expenses was $1.2 million and $0.5 million as of April 29, 2017 and January 28, 2017, respectively. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $14.8 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer (who serves as Principal Executive Officer) and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 29, 2017. The Chief Executive Officer (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 29, 2017 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company's risk factors as of April 29, 2017 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F's Annual Report on Form 10-K for Fiscal 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended April 29, 2017:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
January 29, 2017 through February 25, 2017	1,032	$12.07	—	6,503,656
February 26, 2017 through April 1, 2017	150,735	$11.79	—	6,503,656
April 2, 2017 through April 29, 2017	2,264	$11.40	—	6,503,656
Total	154,031	$11.79	—	6,503,656

(1)
All of the 154,031 shares of A&F’s Common Stock purchased during the thirteen weeks ended April 29, 2017 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended April 29, 2017 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat and Fran Horowitz as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.2
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Kristin Scott, Stacia Andersen and Robert E. Bostrom as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.3
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017.*

10.4	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017.*
10.5
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; (ii) Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 5, 2017	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat and Fran Horowitz as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.2
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Kristin Scott, Stacia Andersen and Robert E. Bostrom as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.3
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017.*

10.4	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017.*
10.5
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; (ii) Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.