Form 10-Q/A
period 2017-04-29
ABERCROMBIE & FITCH CO /DE/
filed 2017-06-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 1, 2017
$.01 Par Value	68,016,186 Shares

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of amending the original Form 10-Q for the period ended April 29, 2017, as filed on June 5, 2017, to correct the number of Class A Common Stock shares outstanding as of June 1, 2017. The cover page of the original Form 10-Q inadvertently misstated the number of Class A Common Stock shares outstanding as of June 1, 2017, to be 86,016,786. The actual number of Class A Common Stock shares outstanding as of that date was 68,016,186.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q. For convenience, the entire Form 10-Q, as amended, is being re-filed.

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

ABERCROMBIE & FITCH CO.
Date: June 6, 2017	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
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