Form 10-Q
period 2017-07-29
ABERCROMBIE & FITCH CO /DE/
filed 2017-09-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at August 31, 2017
$.01 Par Value	68,087,087 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$779,321	$783,160	$1,440,420	$1,468,643
Cost of sales, exclusive of depreciation and amortization	318,426	306,053	580,600	565,815
Gross profit	460,895	477,107	859,820	902,828
Stores and distribution expense	369,295	382,917	729,224	752,035
Marketing, general and administrative expense	109,353	111,719	219,246	226,166
Asset impairment	6,135	6,356	6,865	6,356
Other operating income, net	(2,799)	(13,080)	(4,485)	(16,013)
Operating loss	(21,089)	(10,805)	(91,030)	(65,716)
Interest expense, net	4,089	4,741	8,209	9,247
Loss before taxes	(25,178)	(15,546)	(99,239)	(74,963)
Income tax benefit	(10,563)	(3,515)	(23,615)	(24,302)
Net loss	(14,615)	(12,031)	(75,624)	(50,661)
Less: Net income attributable to noncontrolling interests	876	1,098	1,567	2,055
Net loss attributable to A&F	$(15,491)	$(13,129)	$(77,191)	$(52,716)

Net loss per share attributable to A&F
Basic	$(0.23)	$(0.19)	$(1.13)	$(0.78)
Diluted	$(0.23)	$(0.19)	$(1.13)	$(0.78)

Weighted-average shares outstanding
Basic	68,456	67,944	68,264	67,785
Diluted	68,456	67,944	68,264	67,785

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

Other comprehensive income (loss)
Foreign currency translation, net of tax	$19,072	$(7,361)	$24,679	$13,064
Derivative financial instruments, net of tax	(10,148)	6,575	(14,748)	(3,380)
Other comprehensive income (loss)	8,924	(786)	9,931	9,684
Comprehensive loss	(5,691)	(12,817)	(65,693)	(40,977)
Less: Comprehensive income attributable to noncontrolling interests	876	1,098	1,567	2,055
Comprehensive loss attributable to A&F	$(6,567)	$(13,915)	$(67,260)	$(43,032)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	July 29, 2017	January 28, 2017
Assets
Current assets:
Cash and equivalents	$421,903	$547,189
Receivables	110,590	93,384
Inventories, net	471,037	399,795
Other current assets	72,215	98,932
Total current assets	1,075,745	1,139,300
Property and equipment, net	793,374	824,738
Other assets	358,794	331,719
Total assets	$2,227,913	$2,295,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$208,432	$187,017
Accrued expenses	267,745	273,044
Short-term portion of deferred lease credits	19,723	20,076
Income taxes payable	2,880	5,863
Total current liabilities	498,780	486,000
Long-term liabilities:
Long-term portion of deferred lease credits	78,063	76,321
Long-term portion of borrowings, net	263,714	262,992
Leasehold financing obligations	49,186	46,397
Other liabilities	171,852	172,008
Total long-term liabilities	562,815	557,718
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of July 29, 2017 and January 28, 2017	1,033	1,033
Paid-in capital	385,567	396,590
Retained earnings	2,364,596	2,474,703
Accumulated other comprehensive loss, net of tax	(111,371)	(121,302)
Treasury stock, at average cost: 35,208 and 35,542 shares at July 29, 2017 and January 28, 2017, respectively	(1,482,757)	(1,507,589)
Total Abercrombie & Fitch Co. stockholders’ equity	1,157,068	1,243,435
Noncontrolling interests	9,250	8,604
Total stockholders’ equity	1,166,318	1,252,039
Total liabilities and stockholders’ equity	$2,227,913	$2,295,757

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016
Operating activities
Net loss	$(75,624)	$(50,661)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	95,502	99,933
Asset impairment	6,865	6,356
Loss on disposal	3,824	1,336
Amortization of deferred lease credits	(10,412)	(12,577)
Benefit from deferred income taxes	(19,121)	(37,466)
Share-based compensation	10,396	11,000
Changes in assets and liabilities
Inventories, net	(67,964)	(26,517)
Accounts payable and accrued expenses	2,908	(35,922)
Lessor construction allowances	5,478	2,530
Income taxes	(3,135)	6,800
Long-term lease deposits	(530)	23,241
Other assets	9,156	(42,579)
Other liabilities	(6,193)	(2,632)
Net cash used for operating activities	(48,850)	(57,158)
Investing activities
Purchases of property and equipment	(61,777)	(58,009)
Proceeds from sale of property and equipment	203	4,098
Net cash used for investing activities	(61,574)	(53,911)
Financing activities
Dividends paid	(27,159)	(26,992)
Other financing activities	(1,057)	(2,488)
Net cash used for financing activities	(28,216)	(29,480)
Effect of exchange rates on cash	13,354	7,577
Net decrease in cash and equivalents	(125,286)	(132,972)
Cash and equivalents, beginning of period	547,189	588,578
Cash and equivalents, end of period	$421,903	$455,606
Significant non-cash investing activities
Change in accrual for construction in progress	$(9,508)	$(4,744)
Supplemental information
Cash paid for interest	$6,998	$7,537
Cash paid for income taxes, net of refunds	$2,890	$19,041

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of July 29, 2017, and for the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2016 filed with the SEC on March 27, 2017. The January 28, 2017 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
		January 29, 2017	The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
ASU 2016-09, Compensation—Stock Compensation
This update amends ASC 718, Compensation. Under the new guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are to be recognized as income tax benefits or expenses in the statement of operations; whereas, under the previous guidance, such benefits and deficiencies were recorded in additional paid in-capital. The cash flow effects of the tax benefit are to be reported in cash flows from operating activities; whereas, they were previously reported in cash flows from financing activities. This guidance also allows for entities to make a policy election to estimate forfeitures or account for them when they occur.

January 29, 2017
As required by the update, all excess tax benefits and tax deficiencies recognized on share-based compensation expense are reflected in the condensed consolidated statements of income as a component of the provision for income taxes on a prospective basis. This update resulted in additional non-cash income tax expense of $0.7 million and $9.9 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively. In addition, excess tax benefits and tax deficiencies recognized on share-based compensation expense are now classified as an operating activity on the condensed consolidated statements of cash flows. The Company has applied this provision on a retrospective basis. For the twenty-six weeks ended July 30, 2016, net cash used for operating activities decreased by $0.7 million with a corresponding offset to net cash used for financing activities. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. Based on share-based compensation awards currently outstanding at the stock price as of July 29, 2017, the adoption of this guidance would result in non-cash income tax expense of approximately $11 million for Fiscal 2017 and $20 million for Fiscal 2018.

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
February 4, 2018
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. Based on its preliminary assessment, the Company has determined this guidance could impact the timing of revenue recognition through its gift card and customer loyalty programs. This guidance will impact the Company’s method of recognizing gift card breakage income. The Company is also evaluating certain of its arrangements with third parties that could impact the reporting of gross or net revenue. Other areas of impact may be identified as the Company continues its evaluation.

ASU 2016-02, Leases
This update supersedes the leasing requirements in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company's consolidated balance sheets, and is currently evaluating additional impacts that it may have on its consolidated financial statements.

* Early adoption is permitted.

2. NET LOSS PER SHARE

Net loss per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Shares of common stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(34,844)	(35,356)	(35,036)	(35,515)
Weighted-average — basic shares	68,456	67,944	68,264	67,785
Dilutive effect of share-based compensation awards	—	—	—	—
Weighted-average — diluted shares	68,456	67,944	68,264	67,785
Anti-dilutive shares (1)	5,154	6,622	5,460	6,251

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within these levels of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of July 29, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$101,186	$—	$101,186
Money market funds	28,021	—	—	28,021
Derivative financial instruments	—	146	—	146
Total assets	$28,021	$101,332	$—	$129,353

Liabilities:
Derivative financial instruments	$—	$9,452	$—	$9,452
Total liabilities	$—	$9,452	$—	$9,452

	Assets and Liabilities at Fair Value as of January 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$99,654	$—	$99,654
Money market funds	94,026	—	—	94,026
Derivative financial instruments	—	6,042	—	6,042
Total assets	$94,026	$105,696	$—	$199,722

Liabilities:
Derivative financial instruments	$—	$492	$—	$492
Total liabilities	$—	$492	$—	$492

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

The carrying amount and fair value of the Company’s borrowings under the term loan facility were as follows:

(in thousands)	July 29, 2017	January 28, 2017
Gross borrowings outstanding, carrying amount	$268,250	$268,250
Gross borrowings outstanding, fair value	$259,532	$260,551

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of July 29, 2017 or January 28, 2017.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	July 29, 2017	January 28, 2017
Property and equipment, at cost	$2,812,369	$2,772,139
Less: Accumulated depreciation and amortization	(2,018,995)	(1,947,401)
Property and equipment, net	$793,374	$824,738

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

The Company incurred store asset impairment charges of $6.1 million and $6.9 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $6.4 million for the thirteen and twenty-six weeks ended July 30, 2016, as it was determined that the carrying value of certain assets was not expected to be recovered and exceeded fair value.

The Company had $37.8 million and $35.6 million of construction project assets in property and equipment, net at July 29, 2017 and January 28, 2017, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

In Fiscal 2017, the Company adopted ASU 2016-09, “Compensation—Stock Compensation,” which resulted in discrete non-cash income tax charges recognized in income tax benefit on the Condensed Consolidated Statements of Operations and Comprehensive Loss of $0.7 million and $9.9 million for the thirteen and twenty-six week periods ended July 29, 2017, respectively. Refer to Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” for further discussion regarding the adoption of this standard.

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $5.5 million and $10.4 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $4.4 million and $11.0 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively. The tax benefit associated with share-based compensation expense was $2.1 million and $4.0 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $1.7 million and $4.1 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended July 29, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	189,800	$76.62
Granted	—	—
Exercised	—	—
Forfeited or expired	(86,600)	74.65
Outstanding at July 29, 2017	103,200	$78.27	$—	0.6
Stock options exercisable at July 29, 2017	103,200	$78.27	$—	0.6

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended July 29, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	4,079,050	$47.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(945,276)	43.28
Outstanding at July 29, 2017	3,133,774	$48.89	$—	2.5
Stock appreciation rights exercisable at July 29, 2017	2,857,250	$51.14	$—	2.0
Stock appreciation rights expected to become exercisable in the future as of July 29, 2017	240,735	$25.68	$—	7.5

As of July 29, 2017, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 9 months.

The grant date fair value of stock appreciation rights that vested during the twenty-six weeks ended July 29, 2017 and July 30, 2016 was $2.2 million and $4.0 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended July 29, 2017:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares(1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2017	1,915,461	$25.47	203,923	$22.53	184,892	$26.89
Granted	1,617,440	9.86	524,030	9.11	236,872	11.79
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(639,503)	26.28	—	—	—	—
Forfeited	(230,744)	23.15	(37,779)	21.75	(37,784)	26.14
Unvested at July 29, 2017	2,662,654	$15.93	690,174	$11.82	383,980	$16.50

(1)
This includes 724,440 unvested restricted stock units as of July 29, 2017 that are subject to the requirement that the Company must achieve at least $1.00 of GAAP net income attributable to A&F for the fiscal year in order to vest.

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

As of July 29, 2017, there was $29.6 million, $4.2 million and $4.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months, 17 months and 14 months for service-based, performance-based and market-based restricted stock units, respectively.

The tax benefit associated with restricted stock vesting during the thirteen and twenty-six weeks ended July 29, 2017 was $0.5 million and $2.5 million, respectively. The tax benefit associated with restricted stock vesting during the thirteen and twenty-six weeks ended July 30, 2016 was $1.5 million and $6.4 million, respectively.

Additional information pertaining to restricted stock units for the twenty-six weeks ended July 29, 2017 and July 30, 2016 follows:

(in thousands)	July 29, 2017	July 30, 2016
Service-based restricted stock units:
Total grant date fair value of awards granted	$15,948	$26,823
Total grant date fair value of awards vested	16,806	17,735

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,774	$3,057
Total grant date fair value of awards vested	—	1,178

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,793	$3,835
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended July 29, 2017 and July 30, 2016 were as follows:

	July 29, 2017	July 30, 2016
Grant date market price	$11.43	$29.56
Fair value	$11.79	$34.12
Assumptions:
Price volatility	47%	44%
Expected term (years)	2.9	2.8
Risk-free interest rate	1.5%	1.1%
Dividend yield	7.0%	2.8%
Average volatility of peer companies	35.2%	34.5%
Average correlation coefficient of peer companies	0.2664	0.3389

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of July 29, 2017 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company's derivative contracts allow net settlements under certain conditions.

As of July 29, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$156,421
British pound	$63,548
Canadian dollar	$33,696
Japanese yen	$12,935

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of July 29, 2017.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains/(losses) being recorded in earnings, as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of July 29, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$10,479
British pound	$1,306

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of July 29, 2017.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of July 29, 2017 and January 28, 2017 were as follows:

(in thousands)	Location	July 29, 2017	January 28, 2017	Location	July 29, 2017	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$146	$5,920	Accrued expenses	$9,340	$486
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$122	Accrued expenses	$112	$6
Total	Other current assets	$146	$6,042	Accrued expenses	$9,452	$492

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$(523)	$618	$(551)	$(1,159)

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(11,029)	$7,422	Cost of sales, exclusive of depreciation and amortization	$545	$(204)	Other operating income, net	$634	$259

	Twenty-six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016		July 29, 2017	July 30, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(12,402)	$(1,960)	Cost of sales, exclusive of depreciation and amortization	$4,081	$2,101	Other operating income, net	$1,161	$613

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended July 29, 2017 was as follows:

	Thirteen Weeks Ended July 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 29, 2017	$(120,520)	$225	$(120,295)
Other comprehensive income (loss) before reclassifications	19,072	(11,029)	8,043
Reclassified from accumulated other comprehensive loss (1)	—	(545)	(545)
Tax effect	—	1,426	1,426
Other comprehensive income (loss)	19,072	(10,148)	8,924
Ending balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)

	Twenty-six Weeks Ended July 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	24,679	(12,402)	12,277
Reclassified from accumulated other comprehensive loss (1)	—	(4,081)	(4,081)
Tax effect	—	1,735	1,735
Other comprehensive income (loss)	24,679	(14,748)	9,931
Ending balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)

(1)
Amount represents losses reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended July 30, 2016 was as follows:

	Thirteen Weeks Ended July 30, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 30, 2016	$(98,771)	$(5,378)	$(104,149)
Other comprehensive (loss) income before reclassifications	(12,596)	7,422	(5,174)
Reclassified from accumulated other comprehensive loss (2)	—	204	204
Tax effect	5,235	(1,051)	4,184
Other comprehensive (loss) income	(7,361)	6,575	(786)
Ending balance at July 30, 2016	$(106,132)	$1,197	$(104,935)

	Twenty-six Weeks Ended July 30, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive income (loss) before reclassifications	13,064	(1,960)	11,104
Reclassified from accumulated other comprehensive loss (2)	—	(2,101)	(2,101)
Tax effect	—	681	681
Other comprehensive income (loss)	13,064	(3,380)	9,684
Ending balance at July 30, 2016	$(106,132)	$1,197	$(104,935)

(2)
Amount represents gains (losses) reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

9. SEGMENT REPORTING

The Company has two operating segments: Hollister; and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company’s net sales by operating segment for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Hollister	$446,639	$420,084	$821,315	$782,231
Abercrombie	332,682	363,076	619,105	686,412
Total	$779,321	$783,160	$1,440,420	$1,468,643

The following table provides the Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
United States	$470,280	$478,755	$879,347	$904,184
Europe	195,895	193,070	350,880	354,527
Other	113,146	111,335	210,193	209,932
Total	$779,321	$783,160	$1,440,420	$1,468,643

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

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations and reconciles GAAP financial measures to non-GAAP financial measures for the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	July 29, 2017			July 30, 2016
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Net sales	$779,321	$—	$779,321	$783,160	$—	$783,160
Change in comparable sales(2)			(1)%			(4)%
Gross profit rate	59.1%	—%	59.1%	60.9%	—%	60.9%
Operating loss	$(21,089)	$(6,135)	$(14,954)	$(10,805)	$5,926	$(16,731)
Net loss attributable to A&F	$(15,491)	$(4,525)	$(10,966)	$(13,129)	$3,679	$(16,808)
Net loss per diluted share attributable to A&F	$(0.23)	$(0.07)	$(0.16)	$(0.19)	$0.06	$(0.25)

Twenty-six Weeks Ended
Net sales	$1,440,420	$—	$1,440,420	$1,468,643	$—	$1,468,643
Change in comparable sales(2)			(2)%			(4)%
Gross profit rate	59.7%	—%	59.7%	61.5%	—%	61.5%
Operating loss	$(91,030)	$(6,135)	$(84,895)	$(65,716)	$5,926	$(71,642)
Net loss attributable to A&F	$(77,191)	$(4,525)	$(72,666)	$(52,716)	$3,679	$(56,395)
Net loss per diluted share attributable to A&F	$(1.13)	$(0.07)	$(1.06)	$(0.78)	$0.05	$(0.83)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year. Excludes revenue other than store and online sales.

As of July 29, 2017, the Company had $421.9 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under its term loan facility. Net cash used for operating activities was $48.9 million for the twenty-six weeks ended July 29, 2017. The Company also used cash of $61.8 million for capital expenditures and $27.2 million to pay dividends during the twenty-six weeks ended July 29, 2017.

CURRENT TRENDS AND OUTLOOK

Our results for the second quarter of Fiscal 2017 reflect clear progress across all brands, with the continued execution of our strategic plan. We delivered our third consecutive quarter of sequential comparable sales improvement, resulting in overall net sales down less than 1% compared to last year. Capitalizing on the momentum it has been building, Hollister delivered a 5% increase in comparable sales. Hollister continues to leverage high levels of customer engagement to drive growth across all touchpoints and demonstrates how the customer responds when product, voice and experience are aligned. Abercrombie showed continued improvement and is on track as we continue to apply learnings from Hollister. Our focus remains on staying close to our customers and investing in our ability to meet their needs whenever, wherever and however they choose to engage with our brands.

While we anticipate the environment to remain challenging and promotional through the balance of the fiscal year, we expect to see benefits from the continued improvement in product assortment, our strategic investments in marketing and omnichannel, and our ongoing efforts to optimize productivity across all channels. We are confident we are on the right path to deliver enhanced performance and long-term shareholder value.

For Fiscal 2017, we expect:

•	Comparable sales to be approximately flat, and flat to up slightly in the second half of the year.

•	Foreign currency to be a slight benefit to sales and operating income.

•	A gross profit rate down compared to last year’s rate of 61.0%, and approximately flat in the second half of the year.

•	Operating expense to be down at least 3% compared to last year’s adjusted non-GAAP operating expense of $2.025 billion.

•	A weighted-average diluted share count of approximately 69 million shares, excluding the effect of potential share buybacks.

For the second half of the year, we expect the effective tax rate to be in the mid 30s. On a full year basis, we now expect the effective tax rate to reflect a core tax rate in the mid 30s, which remains highly sensitive at lower levels of pre-tax earnings. Additionally, we expect discrete non-cash income tax charges for the full year of approximately $11 million primarily related to a change in share-based compensation accounting standards, of which approximately $10 million has been recognized to date.

We expect capital expenditures to be approximately $100 million for the full year.

We plan to open seven full-price stores in Fiscal 2017, including six in the U.S. and one in international markets. We also plan to open two new outlet stores. In addition, we anticipate closing approximately 60 stores in the U.S. during the fiscal year through natural lease expirations.

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

Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For the purpose of this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year. Excludes revenue other than store and online sales.

In addition, the following financial measures are disclosed on a GAAP basis and, as applicable, on a non-GAAP basis excluding items relating to asset impairment and claims settlement benefits: other operating income, net; operating loss; income tax benefit; effective tax rate; net loss attributable to A&F; and net loss per diluted share attributable to A&F. Certain of these GAAP and non-GAAP measures are also expressed as a percentage of net sales. The income tax effect of non-GAAP items is calculated as the difference in income tax benefit with and without the non-GAAP adjustments to income before income taxes based upon the tax laws and statutory income tax rates of the applicable tax jurisdictions.

STORE ACTIVITY

Store count and gross square footage by brand for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	2	—	3	—
Closed	(2)	—	(7)	(1)	(9)	(1)
July 29, 2017	397	145	306	43	703	188
Gross square feet (in thousands):
July 29, 2017	2,706	1,216	2,376	610	5,082	1,826

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 30, 2016	414	139	340	39	754	178
New	1	4	2	—	3	4
Closed	(4)	—	(9)	—	(13)	—
July 30, 2016	411	143	333	39	744	182
Gross square feet (in thousands):
July 30, 2016	2,830	1,206	2,554	619	5,384	1,825

(1)
Excludes five international franchise stores as of July 29, 2017, three international franchise stores as of January 28, 2017 and two international franchise stores as of July 30, 2016 and January 30, 2016.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes three international franchise stores as of July 29, 2017 and one international franchise store as of January 28, 2017, July 30, 2016 and January 30, 2016.

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2017 VERSUS JULY 30, 2016

Net Sales

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Hollister	$446,639	5%	$420,084	(2)%	$26,555	6%
Abercrombie(2)	332,682	(7)%	363,076	(7)%	(30,394)	(8)%
Total net sales	$779,321	(1)%	$783,160	(4)%	$(3,839)	0%

United States	$470,280	0%	$478,755	(4)%	$(8,475)	(2)%
International	309,041	(1)%	304,405	(4)%	4,636	2%
Total net sales	$779,321	(1)%	$783,160	(4)%	$(3,839)	0%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)	Net Sales	Change in Comparable Sales(1)	Net Sales	Change in Comparable Sales(1)	Net Sales $ Change	Net Sales % Change
Hollister	$821,315	4%	$782,231	(1)%	$39,084	5%
Abercrombie(2)	619,105	(8)%	686,412	(7)%	(67,307)	(10)%
Total net sales	$1,440,420	(2)%	$1,468,643	(4)%	$(28,223)	(2)%

United States	$879,347	(2)%	$904,184	(3)%	$(24,837)	(3)%
International	561,073	(1)%	564,459	(5)%	(3,386)	(1)%
Total net sales	$1,440,420	(2)%	$1,468,643	(4)%	$(28,223)	(2)%

(1)
Changes in comparable sales are calculated on a constant currency basis by converting prior year store and online sales at current year exchange rates. For inclusion in this calculation, a store must have been open as the same brand at least one year and its square footage must not have been expanded or reduced by more than 20% within the past year. Excludes revenue other than store and online sales.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the second quarter of Fiscal 2017, net sales decreased slightly compared to the second quarter of Fiscal 2016, primarily attributable to a 1% decrease in comparable sales, with a 5% increase in comparable sales in Hollister offset by a 7% decrease in comparable sales in Abercrombie.

For the year-to-date period of Fiscal 2017, net sales decreased 2% compared to the year-to-date period of Fiscal 2016, primarily attributable to a 2% decrease in comparable sales, with a 4% increase in comparable sales in Hollister offset by a 8% decrease in comparable sales in Abercrombie.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$318,426	40.9%	$306,053	39.1%

Gross profit	$460,895	59.1%	$477,107	60.9%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$580,600	40.3%	$565,815	38.5%

Gross profit	$859,820	59.7%	$902,828	61.5%

For the second quarter of Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 180 basis points as compared to the second quarter of Fiscal 2016, primarily due to lower average unit retail, in an environment that remained highly promotional, which includes the adverse effects from changes in foreign currency exchange rates of approximately 20 basis points.

For the year-to-date period of Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 180 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to lower average unit retail, in an environment that remained highly promotional, which includes the adverse effects from changes in foreign currency exchange rates of approximately 30 basis points, partially offset by lower average unit cost.

Stores and Distribution Expense

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$369,295	47.4%	$382,917	48.9%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$729,224	50.6%	$752,035	51.2%

For the second quarter of Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 150 basis points as compared to the second quarter of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher direct-to-consumer expense.

For the year-to-date period of Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 60 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher direct-to-consumer expense and the deleveraging effect from negative comparable sales.

For the second quarter of Fiscal 2017, shipping and handling costs incurred to physically move product to the customer, associated with direct-to-consumer operations, including costs incurred to store, move and prepare product for shipment, were $31.5 million as compared to $27.4 million for the second quarter of Fiscal 2016. For the year-to-date period of Fiscal 2017, shipping and handling costs were $61.2 million as compared to $50.2 million for the year-to-date period of Fiscal 2016.

For the second quarter of Fiscal 2017, handling costs incurred to physically move product to stores, including costs incurred to store, move and prepare product for shipment, were $9.0 million as compared to $10.3 million for the second quarter of Fiscal 2016. For the year-to-date period of Fiscal 2017, handling costs were $17.1 million as compared to $20.7 million for the year-to-date period of Fiscal 2016.

Shipping and handling costs are included in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$109,353	14.0%	$111,719	14.3%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$219,246	15.2%	$226,166	15.4%

For the second quarter of Fiscal 2017, marketing, general and administrative expense as a percentage of net sales decreased by approximately 30 basis points as compared to the second quarter of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher marketing expenses.

For the year-to-date period of Fiscal 2017, marketing, general and administrative expense as a percentage of net sales decreased by approximately 20 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher marketing expenses and the deleveraging effect from negative comparable sales.

Asset Impairment

For the second quarter and the year-to-date period of Fiscal 2017, the Company incurred store asset impairment charges of $6.1 million and $6.9 million, respectively, as compared to $6.4 million for the second quarter and the year-to-date period of Fiscal 2016, as it was determined that the carrying value of certain assets was not expected to be recovered and exceeded fair value.

Other Operating Income, Net

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$2,799	0.4%	$13,080	1.7%
Deduct: claims settlement benefits(1)	—	0.0%	(12,282)	(1.6)%
Adjusted non-GAAP other operating income, net	$2,799	0.4%	$798	0.1%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$4,485	0.3%	$16,013	1.1%
Deduct: claims settlement benefits(1)	—	0.0%	(12,282)	(0.8)%
Adjusted non-GAAP other operating income, net	$4,485	0.3%	$3,731	0.3%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the second quarter of Fiscal 2017, other operating income, net was $2.8 million as compared to $13.1 million for the second quarter of Fiscal 2016. Excluding $12.3 million of claims settlement benefits last year, second quarter of Fiscal 2017 adjusted non-GAAP other operating income, net as a percentage of net sales increased by approximately 30 basis points as compared to the second quarter of Fiscal 2016, primarily due to foreign currency related gains.

For the year-to-date period of Fiscal 2017, other operating income, net was $4.5 million as compared to $16.0 million for the year-to-date period of Fiscal 2016. Excluding $12.3 million of claims settlement benefits last year, year-to-date Fiscal 2017 adjusted non-GAAP other operating income, net as a percentage of net sales was approximately flat as compared to the year-to-date period of Fiscal 2016.

Operating Loss

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(21,089)	(2.7)%	$(10,805)	(1.4)%
Deduct: asset impairment	6,135	0.8%	6,356	0.8%
Deduct: claims settlement benefits(1)	—	0.0%	(12,282)	(1.6)%
Adjusted non-GAAP operating loss	$(14,954)	(1.9)%	$(16,731)	(2.1)%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(91,030)	(6.3)%	$(65,716)	(4.5)%
Deduct: asset impairment	6,135	0.4%	6,356	0.4%
Deduct: claims settlement benefits(1)	—	0.0%	(12,282)	(0.8)%
Adjusted non-GAAP operating loss	$(84,895)	(5.9)%	$(71,642)	(4.9)%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the second quarter of Fiscal 2017, operating loss as a percentage of net sales increased by approximately 130 basis points as compared to the second quarter of Fiscal 2016, primarily driven by a reduction in the gross profit rate, the net year-over-year impact of certain items presented above and higher marketing and direct-to-consumer expenses, partially offset by expense reduction efforts. Excluding certain items presented above, second quarter Fiscal 2017 adjusted non-GAAP operating loss as a percentage of net sales decreased by approximately 20 basis points as compared to the second quarter of Fiscal 2016.

For the year-to-date period of Fiscal 2017, operating loss as a percent of net sales increased by approximately 180 basis points as compared to the year-to-date period of Fiscal 2016, primarily driven by a reduction in the gross profit rate, the net year-over-year impact of certain items presented above, higher marketing and direct-to-consumer expenses and the deleveraging effect from negative comparable sales, partially offset by expense reduction efforts. Excluding certain items presented above, year-to-date Fiscal 2017 adjusted non-GAAP operating loss as a percentage of net sales increased by approximately 100 basis points as compared to the year-to-date period of Fiscal 2016.

Interest Expense, Net

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,334	0.7%	$5,734	0.7%
Interest income	(1,245)	(0.2)%	(993)	(0.1)%
Interest expense, net	$4,089	0.5%	$4,741	0.6%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$10,667	0.7%	$11,347	0.8%
Interest income	(2,458)	(0.2)%	(2,100)	(0.1)%
Interest expense, net	$8,209	0.6%	$9,247	0.6%

For the second quarter of Fiscal 2017, interest expense, net was $4.1 million as compared to $4.7 million for the second quarter of Fiscal 2016, which primarily consists of interest expense on borrowings outstanding under the Company's term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”).

For the year-to-date period of Fiscal 2017, interest expense, net was $8.2 million as compared to $9.2 million for the year-to-date period of Fiscal 2016, which primarily consists of interest expense on borrowings outstanding under the Company's term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the Rabbi Trust.

Income Tax Benefit

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(10,563)	42.0%	$(3,515)	22.6%
Add back (deduct): tax effect of excluded items(1)	1,610		(2,247)
Adjusted non-GAAP income tax benefit	$(8,953)	47.0%	$(5,762)	26.8%

	Twenty-six Weeks Ended
	July 29, 2017		July 30, 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(23,615)	23.8%	$(24,302)	32.4%
Add back (deduct): tax effect of excluded items(1)	1,610		(2,247)
Adjusted non-GAAP income tax benefit	$(22,005)	23.6%	$(26,549)	32.8%

(1)
Refer to “Operating Loss” for details of excluded items. The Company computed the tax effect of excluded items as the difference between the effective tax rate calculated with and without the non-GAAP adjustments on loss before taxes and provision for income taxes.

For the second quarter of Fiscal 2017, the effective tax rate, which is sensitive at lower levels of pre-tax earnings, was 42.0% as compared to 22.6% for the second quarter of Fiscal 2016. The change in the effective tax rate included the impact from updates during the second quarter to the estimated annual effective tax rate, primarily driven by changes in level and mix of consolidated pre-tax income amongst operating jurisdictions, as well as a release of a valuation allowance in the prior year. Excluding certain items presented above in the table under “Operating Loss,” the second quarter Fiscal 2017 adjusted non-GAAP effective tax rate was 47.0% as compared to 26.8% for the second quarter Fiscal 2016.

For the year-to-date period of Fiscal 2017, the effective tax rate was 23.8% as compared to 32.4% for the year-to-date period of Fiscal 2016. The change in the effective tax rate was primarily driven by discrete non-cash income tax charges of $9.9 million related to the adoption of ASU 2016-09 in the first quarter of Fiscal 2017, as well as changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions. Excluding certain items presented above in the table under “Operating Loss,” the year-to-date Fiscal 2017 adjusted non-GAAP effective tax rate was 23.6% as compared to 32.8% for the year-to-date period of Fiscal 2016.

Net Loss and Net Loss per Share Attributable to A&F

For the second quarter of Fiscal 2017, net loss and net loss per diluted share attributable to A&F were $15.5 million and $0.23, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $13.1 million and $0.19, respectively, for the second quarter of Fiscal 2016. Excluding certain items presented above under “Operating Loss” and “Income Tax Benefit,” second quarter Fiscal 2017 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $11.0 million and $0.16, respectively, as compared to $16.8 million and $0.25 for the second quarter of Fiscal 2016.

For the year-to-date period of Fiscal 2017, net loss and net loss per diluted share attributable to A&F were $77.2 million and $1.13, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $52.7 million and $0.78, respectively, for the year-to-date period of Fiscal 2016. Excluding certain items presented above under “Operating Loss” and “Income Tax Benefit,” year-to-date Fiscal 2017 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $72.7 million and $1.06, respectively, as compared to $56.4 million and $0.83 for the year-to-date period of Fiscal 2016.

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

Asset-Based Revolving Credit Facility

The Company has a senior secured revolving credit facility with availability of up to $400 million (the “ABL Facility”), subject to a borrowing base. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The ABL Facility will mature on August 7, 2019. No borrowings were outstanding under the ABL Facility as of July 29, 2017.

At the Company’s option, borrowings under the ABL Facility will bear interest, at either (a) an adjusted LIBOR rate plus a margin of 1.25% to 1.75% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.75% per annum based on average historical excess availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable pursuant to the ABL Facility.

As of July 29, 2017, the borrowing base on the ABL Facility was $327.9 million. As of August 31, 2017, the Company had not drawn on the ABL Facility, but had approximately $1.9 million in outstanding stand-by letters of credit under the ABL Facility.

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

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of July 29, 2017 were as follows:

(in thousands)	July 29, 2017	July 30, 2016
Borrowings, gross at carrying amount	$268,250	$293,250
Unamortized discount	(1,568)	(2,143)
Unamortized fees	(2,968)	(4,111)
Borrowings, net	263,714	286,996
Less: short-term portion of borrowings, net	—	(1,468)
Long-term portion of borrowings, net	$263,714	$285,528

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable pursuant to the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.98% as of July 29, 2017.

Operating Activities

Net cash used for operating activities was $48.9 million for the twenty-six weeks ended July 29, 2017 compared to $57.2 million for the twenty-six weeks ended July 30, 2016. The year-over-year change in cash flow associated with operating activities was primarily due to timing of rent payments and a decrease in income tax and incentive compensation payments. These year-over-year changes were partially offset by lower cash receipts on lower net sales, $12.3 million of claims settlement benefits in Fiscal 2016, greater inventory purchases in the second quarter of Fiscal 2017 and lease deposits returned in the first quarter of Fiscal 2016.

Investing Activities

Cash outflows for investing activities for the twenty-six weeks ended July 29, 2017 and July 30, 2016 included capital expenditures of $61.8 million and $58.0 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments.

Financing Activities

Cash outflows for the twenty-six weeks ended July 29, 2017 and July 30, 2016 consisted primarily of dividend payments of $27.2 million and $27.0 million, respectively.

As of July 29, 2017, A&F had the ability to repurchase up to 6.5 million shares as part of the A&F Board of Directors’ previously approved authorization.

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

The Company expects total capital expenditures to be approximately $100 million for Fiscal 2017, primarily for store updates, new stores, as well as direct-to-consumer and omnichannel and information technology investments.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the ABL Facility.

As of July 29, 2017, $289.3 million of the Company’s $421.9 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing ABL Facility. The Company had $1.8 million in stand-by letters of credit outstanding as of July 29, 2017. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended July 29, 2017, there were no material changes in the contractual obligations as of January 28, 2017, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS,” of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the dates of adoption or expected dates of adoption, as applicable, and estimated effects on our Condensed Consolidated Financial Statements.

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

The following factors, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2016, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2017 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

This list of important factors is not inclusive.

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

Investment Securities

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended July 29, 2017 and July 30, 2016 and $1.5 million for each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of July 29, 2017 and January 28, 2017, and are restricted in their use as noted above.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $0.1 million and $6.0 million as of July 29, 2017 and January 28, 2017, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $9.5 million and $0.5 million as of July 29, 2017 and January 28, 2017, respectively. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $28.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer (who serves as Principal Executive Officer) and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 29, 2017. The Chief Executive Officer (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Operating Officer and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 29, 2017 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company's risk factors as of July 29, 2017 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F's Annual Report on Form 10-K for Fiscal 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended July 29, 2017:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
April 30, 2017 through May 27, 2017	1,266	$13.38	—	6,503,656
May 28, 2017 through July 1, 2017	9,307	$13.27	—	6,503,656
July 2, 2017 through July 29, 2017	8,848	$12.12	—	6,503,656
Total	19,421	$12.75	—	6,503,656

(1)
All of the 19,421 shares of A&F’s Common Stock purchased during the thirteen weeks ended July 29, 2017 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended July 29, 2017 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218762) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.2
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218761) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.3
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat and Fran Horowitz on May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.4
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Stacia Andersen, Robert E. Bostrom and Kristin Scott on May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.5
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on and after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.6
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.7
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.8
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on June 15, 2017 (SEC File No. 001-12107).

10.9
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on June 15, 2017 (SEC File No. 001-12107).

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
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-six Weeks Ended July 29, 2017 and July 30, 2016; (ii) Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended July 29, 2017 and July 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 5, 2017	By	/s/ Joanne C. Crevoiserat
Joanne C. Crevoiserat
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218762) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.2
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218761) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.3
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat and Fran Horowitz on May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to the Current Report of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.4
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Stacia Andersen, Robert E. Bostrom and Kristin Scott on May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to the Current Report of Abercrombie & Fitch Co. dated and filed on May 12, 2017 (SEC File No. 001-12107).

10.5
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on and after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.6
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.7
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report of Abercrombie & Fitch Co. on Form 10-Q/A (Amendment No. 1) for the quarterly period ended April 29, 2017 (SEC File No. 001-12107).

10.8
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on June 15, 2017 (SEC File No. 001-12107).

10.9
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed on June 15, 2017 (SEC File No. 001-12107).

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
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-six Weeks Ended July 29, 2017 and July 30, 2016; (ii) Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended July 29, 2017 and July 30, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.