Form 10-Q
period 2017-10-28
ABERCROMBIE & FITCH CO /DE/
filed 2017-12-04
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at November 30, 2017
$.01 Par Value	68,101,770 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$859,112	$821,734	$2,299,532	$2,290,377
Cost of sales, exclusive of depreciation and amortization	332,485	310,995	913,085	876,810
Gross profit	526,627	510,739	1,386,447	1,413,567
Stores and distribution expense	375,944	386,609	1,105,168	1,138,644
Marketing, general and administrative expense	124,533	105,307	343,779	331,473
Asset impairment	3,480	—	10,345	6,356
Other operating income, net	(70)	(822)	(4,555)	(16,835)
Operating income (loss)	22,740	19,645	(68,290)	(46,071)
Interest expense, net	4,571	4,609	12,780	13,856
Income (loss) before taxes	18,169	15,036	(81,070)	(59,927)
Income tax expense (benefit)	7,553	6,762	(16,062)	(17,540)
Net income (loss)	10,616	8,274	(65,008)	(42,387)
Less: Net income attributable to noncontrolling interests	541	393	2,108	2,448
Net income (loss) attributable to A&F	$10,075	$7,881	$(67,116)	$(44,835)

Net income (loss) per share attributable to A&F
Basic	$0.15	$0.12	$(0.98)	$(0.66)
Diluted	$0.15	$0.12	$(0.98)	$(0.66)

Weighted-average shares outstanding
Basic	68,512	67,975	68,347	67,848
Diluted	69,425	68,277	68,347	67,848

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(3,496)	$(12,194)	$21,183	$870
Derivative financial instruments, net of tax	5,518	3,937	(9,230)	557
Other comprehensive income (loss)	2,022	(8,257)	11,953	1,427
Comprehensive income (loss)	12,638	17	(53,055)	(40,960)
Less: Comprehensive income attributable to noncontrolling interests	541	393	2,108	2,448
Comprehensive income (loss) attributable to A&F	$12,097	$(376)	$(55,163)	$(43,408)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	October 28, 2017	January 28, 2017
Assets
Current assets:
Cash and equivalents	$459,293	$547,189
Receivables	78,554	93,384
Inventories, net	570,484	399,795
Other current assets	68,903	98,932
Total current assets	1,177,234	1,139,300
Property and equipment, net	767,930	824,738
Other assets	352,737	331,719
Total assets	$2,297,901	$2,295,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$248,963	$187,017
Accrued expenses	292,479	273,044
Short-term portion of deferred lease credits	19,314	20,076
Income taxes payable	6,189	5,863
Total current liabilities	566,945	486,000
Long-term liabilities:
Long-term portion of deferred lease credits	74,782	76,321
Long-term portion of borrowings, net	263,910	262,992
Leasehold financing obligations	48,082	46,397
Other liabilities	174,023	172,008
Total long-term liabilities	560,797	557,718
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of October 28, 2017 and January 28, 2017	1,033	1,033
Paid-in capital	389,384	396,590
Retained earnings	2,361,055	2,474,703
Accumulated other comprehensive loss, net of tax	(109,349)	(121,302)
Treasury stock, at average cost: 35,184 and 35,542 shares at October 28, 2017 and January 28, 2017, respectively	(1,481,363)	(1,507,589)
Total Abercrombie & Fitch Co. stockholders’ equity	1,160,760	1,243,435
Noncontrolling interests	9,399	8,604
Total stockholders’ equity	1,170,159	1,252,039
Total liabilities and stockholders’ equity	$2,297,901	$2,295,757

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
Operating activities
Net loss	$(65,008)	$(42,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,147	146,666
Asset impairment	10,345	6,356
Loss on disposal	5,624	1,914
Amortization of deferred lease credits	(16,510)	(18,601)
Benefit from deferred income taxes	(15,597)	(26,103)
Share-based compensation	15,774	16,691
Changes in assets and liabilities
Inventories, net	(167,546)	(91,375)
Accounts payable and accrued expenses	73,214	9,533
Lessor construction allowances	12,954	4,976
Income taxes	93	(6,463)
Long-term lease deposits	(421)	23,653
Other assets	40,706	(4,544)
Other liabilities	(10,036)	1,776
Net cash provided by operating activities	29,739	22,092
Investing activities
Purchases of property and equipment	(86,300)	(96,814)
Proceeds from sale of property and equipment	203	4,098
Net cash used for investing activities	(86,097)	(92,716)
Financing activities
Dividends paid	(40,776)	(40,526)
Other financing activities	(2,423)	(4,840)
Net cash used for financing activities	(43,199)	(45,366)
Effect of exchange rates on cash	11,661	(2,868)
Net decrease in cash and equivalents	(87,896)	(118,858)
Cash and equivalents, beginning of period	547,189	588,578
Cash and equivalents, end of period	$459,293	$469,720
Significant non-cash investing activities
Change in accrual for construction in progress	$(10,445)	$(12,453)
Supplemental information
Cash paid for interest	$9,849	$11,538
Cash paid for income taxes, net of refunds	$(14,921)	$20,516

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of October 28, 2017, and for the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2016 filed with the SEC on March 27, 2017. The January 28, 2017 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

January 29, 2017
As required by the update, all excess tax benefits and tax deficiencies recognized on share-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. This update resulted in additional non-cash income tax expense of $0.2 million and $10.1 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. In addition, excess tax benefits and tax deficiencies recognized on share-based compensation expense are now classified as an operating activity on the condensed consolidated statements of cash flows. The Company has applied this provision on a retrospective basis. For the thirty-nine weeks ended October 29, 2016, net cash provided by operating activities increased by $0.7 million with a corresponding offset to net cash used for financing activities. The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards rather than accounting for forfeitures when they occur. Based on share-based compensation awards currently outstanding and the price of the Company's Common Stock as of October 28, 2017, the adoption of this guidance would result in non-cash income tax expense of approximately $11 million for Fiscal 2017, $19 million for Fiscal 2018 and $3 million for Fiscal 2019.

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
February 4, 2018
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. Based on its preliminary assessment, the Company has determined this guidance will impact the classification and timing of the recognition of gift card breakage. The Company does not expect this guidance to have a material impact on store, direct-to-consumer, wholesale, franchise, or license revenues.

ASU 2016-02, Leases
This update supersedes the leasing requirements in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company's consolidated balance sheets, and is currently evaluating additional impacts that this guidance may have on its consolidated financial statements. The Company will not be early adopting this guidance.

ASU 2017-12, Derivatives and Hedging
This update amends ASC 815, Derivatives and Hedging. The new guidance simplifies certain aspects of hedge accounting for both financial and commodity risks to more accurately present the economic effects of an entity’s risk management activities in its financial statements. Under the new standard, more hedging strategies will be eligible for hedge accounting, including hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets or liabilities and partial-term hedges of fixed-rate assets or liabilities. For cash flow and net investment hedges, the guidance requires a modified retrospective approach while the amended presentation and disclosure guidance requires a prospective approach.
		February 3, 2019*	The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. The Company will not be early adopting this guidance.

* Early adoption is permitted.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share is computed based on the weighted-average number of outstanding shares of common stock.

The following table presents weighted-average shares outstanding and anti-dilutive shares:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Shares of common stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(34,788)	(35,325)	(34,953)	(35,452)
Weighted-average — basic shares	68,512	67,975	68,347	67,848
Dilutive effect of share-based compensation awards	913	302	—	—
Weighted-average — diluted shares	69,425	68,277	68,347	67,848
Anti-dilutive shares (1)	5,181	6,126	5,367	6,209

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within these levels of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of October 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$101,962	$—	$101,962
Money market funds	25,071	—	—	25,071
Derivative financial instruments	—	1,256	—	1,256
Total assets	$25,071	$103,218	$—	$128,289

Liabilities:
Derivative financial instruments	$—	$3,553	$—	$3,553
Total liabilities	$—	$3,553	$—	$3,553

	Assets and Liabilities at Fair Value as of January 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$99,654	$—	$99,654
Money market funds	94,026	—	—	94,026
Derivative financial instruments	—	6,042	—	6,042
Total assets	$94,026	$105,696	$—	$199,722

Liabilities:
Derivative financial instruments	$—	$492	$—	$492
Total liabilities	$—	$492	$—	$492

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

The carrying amount and fair value of the Company’s borrowings under the term loan facility were as follows:

(in thousands)	October 28, 2017	January 28, 2017
Gross borrowings outstanding, carrying amount	$268,250	$268,250
Gross borrowings outstanding, fair value	$266,909	$260,551

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of October 28, 2017 or January 28, 2017.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	October 28, 2017	January 28, 2017
Property and equipment, at cost	$2,810,471	$2,772,139
Less: Accumulated depreciation and amortization	(2,042,541)	(1,947,401)
Property and equipment, net	$767,930	$824,738

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets may include projected cash flows and discount rate.

The Company incurred store asset impairment charges of $3.5 million and $10.3 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $6.4 million for the thirty-nine weeks ended October 29, 2016. There were no asset impairment charges for the thirteen weeks ended October 29, 2016.

The Company had $36.6 million and $35.6 million of construction project assets in property and equipment, net at October 28, 2017 and January 28, 2017, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

In Fiscal 2017, the Company adopted ASU 2016-09, “Compensation—Stock Compensation,” which resulted in discrete non-cash income tax charges recognized in income tax expense (benefit) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $0.2 million and $10.1 million for the thirteen and thirty-nine week periods ended October 28, 2017, respectively. Refer to Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” for further discussion regarding the adoption of this standard.

6. BORROWINGS

Asset-Based Revolving Credit Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

As of October 19, 2017, the Company, through A&F Management, entered into the Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based revolving credit agreement continues to provide for a senior secured revolving credit facility of up to $400 million (the “Amended ABL Facility”). The Amended ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million (reduced from $100 million by the ABL Second Amendment) and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The Amended ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The Amended ABL Facility will mature on October 19, 2022.

Obligations under the Amended ABL Facility are unconditionally guaranteed by A&F and certain of its subsidiaries. The Amended ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets. The Amended ABL Facility is also secured by a second-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property.

At the Company’s option, borrowings under the Amended ABL Facility will bear interest at either (a) an adjusted LIBOR rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. The applicable margins with respect to LIBOR loans and base rate loans, including swing line loans, under the Amended ABL Facility are 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the Amended ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the Amended ABL Facility.

No borrowings were outstanding under the Amended ABL Facility as of October 28, 2017.

Term Loan Facility

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

The Term Loan Facility has not changed materially from that disclosed in Note 11, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2016.

Representations, Warranties and Covenants

The Credit Facilities contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of A&F and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, availability equal to the greater of 10% of the loan cap or $30 million must be maintained under the Amended ABL Facility. The Credit Facilities do not otherwise contain financial maintenance covenants.

The Company was in compliance with the covenants under the Credit Facilities as of October 28, 2017.

7. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $5.4 million and $15.8 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $5.7 million and $16.7 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. The Company recognized tax benefits associated with share-based compensation expense of $2.0 million and $6.0 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $2.2 million and $6.3 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended October 28, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	189,800	$76.62
Granted	—	—
Exercised	—	—
Forfeited or expired	(88,600)	74.74
Outstanding at October 28, 2017	101,200	$78.26	$—	0.3
Stock options exercisable at October 28, 2017	101,200	$78.26	$—	0.3

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 28, 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	4,079,050	$47.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(982,928)	42.85
Outstanding at October 28, 2017	3,096,122	$49.09	$—	2.2
Stock appreciation rights exercisable at October 28, 2017	2,846,623	$51.14	$—	1.7
Stock appreciation rights expected to become exercisable in the future as of October 28, 2017	225,010	$25.87	$—	7.2

As of October 28, 2017, there was $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 8 months.

The grant date fair value of stock appreciation rights that vested during the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was $2.2 million and $4.1 million, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 28, 2017:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares(1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2017	1,915,461	$25.47	203,923	$22.53	184,892	$26.89
Granted	1,673,528	9.89	524,030	9.11	236,872	11.79
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(676,345)	25.92	—	—	—	—
Forfeited	(293,668)	23.00	(37,779)	21.75	(37,784)	26.14
Unvested at October 28, 2017	2,618,976	$15.61	690,174	$11.82	383,980	$16.50

(1)
Includes 730,736 unvested restricted stock units as of October 28, 2017 which are subject to the vesting requirement that the Company must achieve at least $1.00 of GAAP net income attributable to A&F for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.

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

As of October 28, 2017, there was $30.1 million, $4.0 million and $3.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months, 15 months and 13 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions associated with restricted stock units vesting was $0.2 million and $2.7 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $0.2 million and $6.6 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 follows:

(in thousands)	October 28, 2017	October 29, 2016
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,551	$28,310
Total grant date fair value of awards vested	17,531	18,337

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,774	$3,334
Total grant date fair value of awards vested	—	1,178

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,793	$4,023
Total grant date fair value of awards vested	—	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 28, 2017 and October 29, 2016 were as follows:

	October 28, 2017	October 29, 2016
Grant date market price	$11.43	$28.06
Fair value	$11.79	$31.01
Assumptions:
Price volatility	47%	45%
Expected term (years)	2.9	2.7
Risk-free interest rate	1.5%	1.0%
Dividend yield	7.0%	3.0%
Average volatility of peer companies	35.2%	34.5%
Average correlation coefficient of peer companies	0.2664	0.3415

8. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of October 28, 2017 will be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company's derivative contracts allow net settlements under certain conditions.

As of October 28, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$105,638
British pound	$45,689
Canadian dollar	$22,851
Japanese yen	$8,476

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of October 28, 2017.

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

As of October 28, 2017, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$23,424
British pound	$1,313

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of October 28, 2017.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017 were as follows:

(in thousands)	Location	October 28, 2017	January 28, 2017	Location	October 28, 2017	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$894	$5,920	Accrued expenses	$3,553	$486
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$362	$122	Accrued expenses	$—	$6
Total	Other current assets	$1,256	$6,042	Accrued expenses	$3,553	$492

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$634	$152	$83	$295

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in AOCL on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$1,775	$4,986	Cost of sales, exclusive of depreciation and amortization	$(3,544)	$450	Other operating income, net	$975	$695

	Thirty-nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016		October 28, 2017	October 29, 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(10,627)	$3,026	Cost of sales, exclusive of depreciation and amortization	$536	$2,551	Other operating income, net	$2,136	$1,308

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 28, 2017 was as follows:

	Thirteen Weeks Ended October 28, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)
Other comprehensive (loss) income before reclassifications	(2,451)	1,775	(676)
Reclassified from accumulated other comprehensive loss (1)	—	3,544	3,544
Tax effect	(1,045)	199	(846)
Other comprehensive (loss) income	(3,496)	5,518	2,022
Ending balance at October 28, 2017	$(104,944)	$(4,405)	$(109,349)

	Thirty-nine Weeks Ended October 28, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	22,228	(10,627)	11,601
Reclassified from accumulated other comprehensive loss (1)	—	(536)	(536)
Tax effect	(1,045)	1,933	888
Other comprehensive income (loss)	21,183	(9,230)	11,953
Ending balance at October 28, 2017	$(104,944)	$(4,405)	$(109,349)

(1)
Amount represents gains reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 29, 2016 was as follows:

	Thirteen Weeks Ended October 29, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 30, 2016	$(106,132)	$1,197	$(104,935)
Other comprehensive (loss) income before reclassifications	(12,194)	4,986	(7,208)
Reclassified from accumulated other comprehensive loss (2)	—	(450)	(450)
Tax effect	—	(599)	(599)
Other comprehensive (loss) income	(12,194)	3,937	(8,257)
Ending balance at October 29, 2016	$(118,326)	$5,134	$(113,192)

	Thirty-nine Weeks Ended October 29, 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive income before reclassifications	870	3,026	3,896
Reclassified from accumulated other comprehensive loss (2)	—	(2,551)	(2,551)
Tax effect	—	82	82
Other comprehensive income	870	557	1,427
Ending balance at October 29, 2016	$(118,326)	$5,134	$(113,192)

(2)
Amount represents gains reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

10. SEGMENT REPORTING

The Company has two operating segments: (a) Hollister, and (b) Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, and have been aggregated into one reportable segment.

The following table provides the Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Hollister	$508,086	$463,479	$1,329,401	$1,245,710
Abercrombie	351,026	358,255	970,131	1,044,667
Total	$859,112	$821,734	$2,299,532	$2,290,377

The following table provides the Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
United States	$554,673	$531,449	$1,434,019	$1,435,633
Europe	192,698	187,184	543,578	541,711
Other	111,741	103,101	321,935	313,033
Total	$859,112	$821,734	$2,299,532	$2,290,377

11. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of October 28, 2017, the Company had accrued charges of approximately $15.9 million for certain legal contingencies, which are classified within other current liabilities on the accompanying Condensed Consolidated Balance Sheet. Actual liabilities may differ from the amounts recorded, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

The Company is a defendant in two separate class action lawsuits filed by former associates of the Company who are represented by the same counsel. The first lawsuit, filed on September 16, 2013, alleges failure to indemnify business expenses and a series of derivative claims for compelled patronization, inaccurate wage statements, waiting time penalties, minimum wage violations and unfair competition under California state law on behalf of all non-exempt hourly associates at Abercrombie & Fitch, Abercrombie kids, Hollister, and Gilly Hicks stores in California. Four subclasses of associates have since been certified, and the matter is now before the United States (“U.S.”) District Court for the Central District of California. The second lawsuit, filed on December 15, 2015, alleges that associates were required to purchase uniforms without reimbursement in violation of federal law, and laws of the states of New York, Florida and Massachusetts, as well as derivative putative state law claims and seeks to pursue such claims on a class and collective basis. This matter is now before the U.S. District Court for the Southern District of Ohio and is stayed pending mediation. Both matters have been mediated, and the parties have reached a framework for settling both cases on a class-wide basis through a proposed $25.0 million claims-made settlement agreement. The parties continue to negotiate the details of the proposed settlement, and the ultimate settlement amount is dependent upon the actual claims made by members of the classes and is also subject to the approval of a court of competent jurisdiction.

The Company incurred a pre-tax charge of $11.1 million within marketing, general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the thirteen weeks ended October 28, 2017 and has a total estimated liability of $13.1 million as of October 28, 2017 related to the proposed settlement. The estimated liability represents what the Company believes to be a reasonable estimate of the loss exposure related to these matters and is included in the accrued charges disclosed above. The ultimate outcome of these matters may differ from the Company’s estimated loss exposure, due to uncertainties regarding final settlement agreement negotiations, actual claims rate experience, and court approvals. The
Company may be subject to an incremental loss of as much as $11.9 million, and there can be no absolute assurance that a settlement will be finalized and approved or of the ultimate outcome of the litigation.

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

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company's results of operations and reconciles GAAP financial measures to non-GAAP financial measures for the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	October 28, 2017			October 29, 2016
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items(1)	Non-GAAP	GAAP	Excluded Items(1)	Non-GAAP
Thirteen Weeks Ended
Net sales	$859,112	$—	$859,112	$821,734	$—	$821,734
Change in comparable sales(2)			4%			(6)%
Gross profit rate	61.3%	—%	61.3%	62.2%	—%	62.2%
Operating income	$22,740	$(14,550)	$37,290	$19,645	$6,000	$13,645
Net income attributable to A&F	$10,075	$(10,433)	$20,508	$7,881	$6,479	$1,402
Net income per diluted share attributable to A&F	$0.15	$(0.15)	$0.30	$0.12	$0.09	$0.02

Thirty-nine Weeks Ended
Net sales	$2,299,532	$—	$2,299,532	$2,290,377	$—	$2,290,377
Change in comparable sales(2)			0%			(5)%
Gross profit rate	60.3%	—%	60.3%	61.7%	—%	61.7%
Operating loss	$(68,290)	$(20,685)	$(47,605)	$(46,071)	$11,926	$(57,997)
Net loss attributable to A&F	$(67,116)	$(14,958)	$(52,158)	$(44,835)	$10,158	$(54,993)
Net loss per diluted share attributable to A&F	$(0.98)	$(0.22)	$(0.76)	$(0.66)	$0.15	$(0.81)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

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

As of October 28, 2017, the Company had $459.3 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $29.7 million for the thirty-nine weeks ended October 28, 2017. The Company used cash of $86.3 million for capital expenditures and $40.8 million to pay dividends during the thirty-nine weeks ended October 28, 2017.

CURRENT TRENDS AND OUTLOOK

Our results for the third quarter of Fiscal 2017 reflect progress across all brands, as we continue to execute against our strategic plan. We delivered our fourth consecutive quarter of sequential comparable sales improvement, resulting in overall net sales up 5% compared to last year and a return to positive overall comparable sales for the quarter. We maintained strategic investment in omnichannel and marketing, while managing our expenses effectively, resulting in operating expense leverage and profit growth. Hollister continued to leverage high levels of customer engagement to drive another strong quarter, with 10% net sales growth. Abercrombie showed further improvement and early signs of stabilization.

We are focused on the continued execution of our strategic plan, and expect the environment in the fourth quarter to remain challenging and promotional. We maintain our focus on strategic investments in marketing and omnichannel to meet our customers' needs whenever, wherever and however they choose to engage with our brands.

For the fourth quarter of Fiscal 2017, we expect:

•	Comparable sales to be up low-single digits, and net sales to be up mid- to high-single digits, including benefits from the 53rd week and changes in foreign currency exchange rates.

•	The 53rd week to benefit net sales by approximately $38 million and operating income by approximately $2 million.

•	Changes in foreign currency exchange rates to benefit net sales and operating income, net of hedging.

•	A gross profit rate down approximately 100 basis points to last year's rate of 59.3%, in line with the third quarter year-over-year decline.

•
Operating expense, including other operating income, to be down approximately 1% from $553.7 million last year, with expense reductions partially offset by increases in volume-related expenses from higher sales and the adverse effect from changes in foreign currency exchange rates.

•	The effective tax rate to be in the mid 30s.

•	A weighted average diluted share count of approximately 70 million shares, excluding the effect of potential share buybacks.

On a full year basis, we expect the effective tax rate to reflect a core tax rate in the mid 30s, which is highly sensitive at lower levels of pre-tax earnings. Additionally, we expect the full year effective tax rate to reflect discrete non-cash income tax charges of approximately $11 million related to a change in share-based compensation accounting standards.

We now expect capital expenditures to be approximately $110 million for the full year, up from our prior expectation of $100 million.

In addition to the five stores opened year to date, including two outlet stores, we expect to open four new full-price stores in the fourth quarter. We also anticipate closing up to 60 stores in the U.S. by the end of Fiscal 2017 through natural lease expirations, including the 14 stores closed year to date.

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

In addition, the following financial measures are disclosed on a GAAP basis and, as applicable, on a non-GAAP basis excluding items relating to legal charges, asset impairment, indemnification recovery, and claims settlement benefits: marketing, general and administrative expense; other operating income, net; operating income (loss); income tax expense (benefit); effective tax rate; net income (loss) attributable to A&F; and net income (loss) per diluted share attributable to A&F. Certain of these GAAP and non-GAAP measures are also expressed as a percentage of net sales. The income tax effect of non-GAAP items is calculated as the difference in income tax benefit with and without the non-GAAP adjustments to income before income taxes based upon the tax laws and statutory income tax rates of the applicable tax jurisdictions.

STORE ACTIVITY

Store count and gross square footage by brand for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	3	1	4	1
Closed	(3)	—	(10)	(1)	(13)	(1)
October 28, 2017	396	145	304	44	700	189
Gross square feet (in thousands):
October 28, 2017	2,694	1,216	2,355	615	5,049	1,831

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 30, 2016	414	139	340	39	754	178
New	3	5	3	2	6	7
Closed	(5)	—	(10)	—	(15)	—
October 29, 2016	412	144	333	41	745	185
Gross square feet (in thousands):
October 29, 2016	2,828	1,212	2,548	631	5,376	1,843

(1)
Excludes five international franchise stores as of October 28, 2017, three international franchise stores as of January 28, 2017 and October 29, 2016, and two international franchise stores as of January 30, 2016.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes four international franchise stores as of October 28, 2017 and one international franchise store as of January 28, 2017, October 29, 2016 and January 30, 2016.

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2017 VERSUS OCTOBER 29, 2016

Net Sales

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
(in thousands)	Net Sales	Net Sales	$ Change	% Change
Hollister	$508,086	$463,479	$44,607	10%
Abercrombie(1)	351,026	358,255	(7,229)	(2)%
Total net sales	$859,112	$821,734	$37,378	5%

United States	$554,673	$531,449	$23,224	4%
International	304,439	290,285	14,154	5%
Total net sales	$859,112	$821,734	$37,378	5%

	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
(in thousands)	Net Sales	Net Sales	$ Change	% Change
Hollister	$1,329,401	$1,245,710	$83,691	7%
Abercrombie(1)	970,131	1,044,667	(74,536)	(7)%
Total net sales	$2,299,532	$2,290,377	$9,155	0%

United States	$1,434,019	$1,435,633	$(1,614)	0%
International	865,513	854,744	10,769	1%
Total net sales	$2,299,532	$2,290,377	$9,155	0%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Change in Comparable Sales(2)
Hollister	8%	0%	6%	(1)%
Abercrombie(1)	(2)%	(14)%	(6)%	(10)%
Total company	4%	(6)%	0%	(5)%

United States	6%	(5)%	1%	(4)%
International	0%	(10)%	(1)%	(7)%
Total company	4%	(6)%	0%	(5)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

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

For the third quarter of Fiscal 2017, net sales increased 5% as compared to the third quarter of Fiscal 2016, primarily attributable to a 4% increase in comparable sales, with a 8% increase in comparable sales for Hollister, partially offset by a 2% decrease in comparable sales for Abercrombie. Changes in foreign currency exchange rates benefited net sales by approximately 1%.

For the year-to-date period of Fiscal 2017, net sales increased slightly as compared to the year-to-date period of Fiscal 2016.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$332,485	38.7%	$310,995	37.8%

Gross profit	$526,627	61.3%	$510,739	62.2%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$913,085	39.7%	$876,810	38.3%

Gross profit	$1,386,447	60.3%	$1,413,567	61.7%

For the third quarter of Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 90 basis points as compared to the third quarter of Fiscal 2016, primarily due to lower average unit cost that was more than offset by lower average unit retail, in an environment that remained promotional, and includes the adverse effects from changes in foreign currency exchange rates of approximately 10 basis points.

For the year-to-date period of Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 140 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to lower average unit cost that was more than offset by lower average unit retail, in an environment that remained promotional, and includes the adverse effects from changes in foreign currency exchange rates of approximately 20 basis points.

Stores and Distribution Expense

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$375,944	43.8%	$386,609	47.0%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,105,168	48.1%	$1,138,644	49.7%

For the third quarter of Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 320 basis points as compared to the third quarter of Fiscal 2016, primarily due to expense reduction efforts and the leveraging effect from increased net sales, partially offset by higher direct-to-consumer expense.

For the year-to-date period of Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 160 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to expense reduction efforts, partially offset by higher direct-to-consumer expense.

For the third quarter of Fiscal 2017, shipping and handling costs incurred to physically move product to the customer, associated with direct-to-consumer operations, including costs incurred to store, move and prepare product for shipment, were $31.6 million as compared to $27.1 million for the third quarter of Fiscal 2016. For the year-to-date period of Fiscal 2017, shipping and handling costs were $92.8 million as compared to $77.3 million for the year-to-date period of Fiscal 2016.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$124,533	14.5%	$105,307	12.8%
Deduct: legal charges(1)	(11,070)	(1.3)%	—	0.0%
Deduct: indemnification recovery(2)	—	0.0%	6,000	0.7%
Adjusted non-GAAP marketing, general and administrative expense	$113,463	13.2%	$111,307	13.5%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$343,779	14.9%	$331,473	14.5%
Deduct: legal charges(1)	(11,070)	(0.5)%		0.0%
Deduct: indemnification recovery(2)	—	0.0%	6,000	0.3%
Adjusted non-GAAP marketing, general and administrative expense	$332,709	14.5%	$337,473	14.7%

(1)	Includes legal charges in connection with a proposed settlement of two class action claims related to alleged wage and hour practices dating back to 2009. See Note 11, “CONTINGENCIES.”

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

For the third quarter of Fiscal 2017, marketing, general and administrative expense as a percentage of net sales increased by approximately 170 basis points as compared to the third quarter of Fiscal 2016, primarily due to certain items presented above. In addition, increases in performance-based compensation and marketing expenses were more than offset by expense reduction efforts and the leveraging effect from increased net sales. Excluding certain items presented above, third quarter Fiscal 2017 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased approximately 30 basis points as compared to the third quarter of Fiscal 2016.

For the year-to-date period of Fiscal 2017, marketing, general and administrative expense as a percentage of net sales increased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2016, primarily due to due certain items presented above, higher performance-based compensation and marketing expenses, partially offset by expense reduction efforts. Excluding certain items presented above, year-to-date Fiscal 2017 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased approximately 20 basis points as compared to the year-to-date period of Fiscal 2016.

Asset Impairment

For the third quarter of Fiscal 2017, the Company incurred store asset impairment charges of $3.5 million. There were no asset impairment charges for the third quarter of Fiscal 2016. For the year-to-date period of Fiscal 2017, the Company incurred store asset impairment charges of $10.3 million as compared to $6.4 million for the year-to-date period of Fiscal 2016.

Other Operating Income, Net

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$70	0.0%	$822	0.1%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$4,555	0.2%	$16,835	0.7%
Deduct: claims settlement benefits(1)	—	0.0%	(12,282)	(0.5)%
Adjusted non-GAAP other operating income, net	$4,555	0.2%	$4,553	0.2%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the third quarter of Fiscal 2017, other operating income, net as a percentage of net sales decreased by approximately 10 basis points as compared to the third quarter of Fiscal 2016, primarily due to year-over-year changes in foreign currency related gains and losses.

For the year-to-date period of Fiscal 2017, other operating income, net was $4.6 million as compared to $16.8 million for the year-to-date period of Fiscal 2016. Excluding $12.3 million of claims settlement benefits last year, year-to-date Fiscal 2017 adjusted non-GAAP other operating income, net as a percentage of net sales was approximately flat as compared to the year-to-date period of Fiscal 2016.

Operating Income (Loss)

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$22,740	2.6%	$19,645	2.4%
Deduct: legal charges(1)	11,070	1.3%	—	0.0%
Deduct: asset impairment	3,480	0.4%	—	0.0%
Deduct: indemnification recovery(2)	—	0.0%	(6,000)	(0.7)%
Adjusted non-GAAP operating income	$37,290	4.3%	$13,645	1.7%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(68,290)	(3.0)%	$(46,071)	(2.0)%
Deduct: legal charges(1)	11,070	0.5%	—	0.0%
Deduct: asset impairment	9,615	0.4%	6,356	0.3%
Deduct: indemnification recovery(2)	—	0.0%	(6,000)	(0.3)%
Deduct: claims settlement benefits(3)	—	0.0%	(12,282)	(0.5)%
Adjusted non-GAAP operating loss	$(47,605)	(2.1)%	$(57,997)	(2.5)%

(1)	Includes legal charges in connection with a proposed settlement of two class action claims related to alleged wage and hour practices dating back to 2009. See Note 11, “CONTINGENCIES.”

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in the second quarter of Fiscal 2015.

(3)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For the third quarter of Fiscal 2017, operating income as a percentage of net sales increased by approximately 20 basis points as compared to the third quarter of Fiscal 2016, primarily driven by expense reduction efforts and the leveraging effect of operating expenses from increased net sales, partially offset by a reduction in the gross profit rate, the net year-over-year impact of certain items presented above and higher performance-based compensation and marketing expenses. Excluding certain items presented above, third quarter Fiscal 2017 adjusted non-GAAP operating income as a percentage of net sales increased by approximately 260 basis points as compared to the third quarter of Fiscal 2016. Changes in foreign currency exchange rates benefited operating income by approximately $0.9 million.

For the year-to-date period of Fiscal 2017, operating loss as a percent of net sales increased by approximately 100 basis points as compared to the year-to-date period of Fiscal 2016, primarily driven by a reduction in the gross profit rate, the net year-over-year impact of certain items presented above, higher performance-based compensation and marketing expenses, partially offset by expense reduction efforts. Excluding certain items presented above, year-to-date Fiscal 2017 adjusted non-GAAP operating loss as a percentage of net sales decreased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2016.

Interest Expense, Net

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$6,114	0.7%	$5,751	0.7%
Interest income	(1,543)	(0.2)%	(1,142)	(0.1)%
Interest expense, net	$4,571	0.5%	$4,609	0.6%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$16,781	0.7%	$17,099	0.7%
Interest income	(4,001)	(0.2)%	(3,243)	(0.1)%
Interest expense, net	$12,780	0.6%	$13,856	0.6%

For the third quarter of Fiscal 2017 and the third quarter of Fiscal 2016, interest expense, net was $4.6 million, which primarily consists of interest expense on borrowings outstanding under the Company's term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”) and interest income earned on the Company's investments and cash holdings.

For the year-to-date period of Fiscal 2017, interest expense, net was $12.8 million as compared to $13.9 million for the year-to-date period of Fiscal 2016, which primarily consists of interest expense on borrowings outstanding under the Company's term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the Rabbi Trust and interest income earned on the Company's investments and cash holdings.

Income Tax Expense (Benefit)

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$7,553	41.6%	$6,762	45.0%
Add back: tax effect of excluded items(1)	4,117		479
Adjusted non-GAAP income tax expense	$11,670	35.7%	$7,241	80.1%

	Thirty-nine Weeks Ended
	October 28, 2017		October 29, 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(16,062)	19.8%	$(17,540)	29.3%
Add back (deduct): tax effect of excluded items(1)	5,727		(1,768)
Adjusted non-GAAP income tax benefit	$(10,335)	17.1%	$(19,308)	26.9%

(1)
Refer to “Operating Income (Loss)” for details of excluded items. The Company computed the tax effect of excluded items as the difference between the effective tax rate calculated with and without the non-GAAP adjustments on income (loss) before taxes and provision for income taxes.

For the third quarter of Fiscal 2017, the effective tax rate, which is sensitive at lower levels of pre-tax earnings, was 41.6% as compared to 45.0% for the third quarter of Fiscal 2016. The change in the effective tax rate was primarily driven by changes in level and mix of consolidated pre-tax income amongst operating jurisdictions. Excluding certain items presented above in the table under “Operating Income (Loss),” the third quarter Fiscal 2017 adjusted non-GAAP effective tax rate was 35.7% as compared to 80.1% for the third quarter Fiscal 2016.

For the year-to-date period of Fiscal 2017, the effective tax rate was 19.8% as compared to 29.3% for the year-to-date period of Fiscal 2016. The change in the effective tax rate was primarily driven by discrete non-cash income tax charges of $10.1 million related to the adoption of ASU 2016-09 in the first quarter of Fiscal 2017, as well as changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions. Excluding certain items presented above in the table under “Operating Income (Loss),” the year-to-date Fiscal 2017 adjusted non-GAAP effective tax rate was 17.1% as compared to 26.9% for the year-to-date period of Fiscal 2016.

Net Income (Loss) and Net Income (Loss) per Share Attributable to A&F

For the third quarter of Fiscal 2017, net income and net income per diluted share attributable to A&F were $10.1 million and $0.15, respectively, as compared to net income and net income per diluted share attributable to A&F of $7.9 million and $0.12, respectively, for the third quarter of Fiscal 2016. Excluding certain items presented above under “Operating Income (Loss)” and “Income Tax Expense (Benefit),” third quarter Fiscal 2017 adjusted non-GAAP net income and net income per diluted share attributable to A&F were $20.5 million and $0.30, respectively, as compared to $1.4 million and $0.02 for the third quarter of Fiscal 2016.

For the year-to-date period of Fiscal 2017, net loss and net loss per diluted share attributable to A&F were $67.1 million and $0.98, respectively, as compared to net loss and net loss per diluted share attributable to A&F of $44.8 million and $0.66, respectively, for the year-to-date period of Fiscal 2016. Excluding certain items presented above under “Operating Income (Loss)” and “Income Tax Expense (Benefit),” year-to-date Fiscal 2017 adjusted non-GAAP net loss and net loss per diluted share attributable to A&F were $52.2 million and $0.76, respectively, as compared to $55.0 million and $0.81 for the year-to-date period of Fiscal 2016.

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

Asset-Based Revolving Credit Facility

As of October 19, 2017, the Company amended and extended its senior secured revolving credit agreement, which was set to expire on August 7, 2019. As amended, the asset-based revolving credit agreement continues to provide availability of up to $400 million (the “Amended ABL Facility”), subject to a borrowing base, consisting primarily of U.S. inventory. The Amended ABL Facility is available for working capital, capital expenditures and other general corporate purposes.  The Amended ABL Facility will mature on October 19, 2022. No borrowings were outstanding under the Amended ABL Facility as of October 28, 2017.

At the Company’s option, borrowings under the Amended ABL Facility will bear interest, at either (a) an adjusted LIBOR rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum based on average historical availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the Amended ABL Facility. Customary agency fees and letter of credit fees are also payable pursuant to the Amended ABL Facility.

As of November 30, 2017, the borrowing base on the Amended ABL Facility was $397.0 million. As of November 30, 2017, the Company had not drawn on the Amended ABL Facility, but had approximately $1.9 million in outstanding stand-by letters of credit under the Amended ABL Facility.

Term Loan Facility

The Company is also party to a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”). The Term Loan Facility was issued at a $3 million or 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the Term Loan Facility and the asset-based revolving credit agreement entered into on August 7, 2014 (and amended as of October 19, 2017 in the form of the Amended ABL Facility) of $5.8 million in aggregate, of which $3.2 million was paid to Term Loan Facility lenders. The Company also recorded deferred financing fees associated with the issuance of the ABL Second Amendment of $0.9 million. The Company is amortizing the debt discount and deferred financing fees over the respective contractual terms of the Credit Facilities.

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of October 28, 2017 and January 28, 2017 were as follows:

(in thousands)	October 28, 2017	January 28, 2017
Borrowings, gross at carrying amount	$268,250	$268,250
Unamortized discount	(1,470)	(1,764)
Unamortized fees	(2,870)	(3,494)
Borrowings, net	263,910	262,992
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$263,910	262,992

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable pursuant to the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 4.99% as of October 28, 2017.

Operating Activities

Net cash provided by operating activities was $29.7 million for the thirty-nine weeks ended October 28, 2017 compared to $22.1 million for the thirty-nine weeks ended October 29, 2016. The year-over-year change in cash flow associated with operating activities was primarily due to higher cash receipts from increased net sales, the timing of rent payments, refunds received from prior year tax returns and a year-over-year decrease in incentive compensation payments. These year-over-year changes were partially offset by greater inventory purchases in Fiscal 2017 and proceeds from lease deposits returned and $12.3 million of claims settlement benefits received in Fiscal 2016.

Investing Activities

Cash outflows for investing activities for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 included capital expenditures of $86.3 million and $96.8 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments.

Financing Activities

Cash outflows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 consisted primarily of dividend payments of $40.8 million and $40.5 million, respectively.

As of October 28, 2017, A&F had the ability to repurchase up to 6.5 million shares as part of the A&F Board of Directors’ previously approved authorization.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement. The Company has availability under the Amended ABL Facility as a source of additional funding.

The Company expects total capital expenditures to be approximately $110 million for Fiscal 2017, primarily for store updates, new stores, as well as direct-to-consumer and omnichannel and information technology investments.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility.

As of October 28, 2017, $276.3 million of the Company’s $459.3 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. Unremitted earnings from foreign affiliates generally would become subject to U.S. income tax if remitted as dividends or lent to A&F or a U.S. affiliate.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. The Company had $1.9 million in stand-by letters of credit outstanding as of October 28, 2017. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended October 28, 2017, there were no material changes in the contractual obligations as of January 28, 2017, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2016. See Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the dates of adoption or expected dates of adoption, as applicable, and estimated effects on the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, of A&F's Annual Report on Form 10-K for Fiscal 2016. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2016.

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

Investment Securities

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended October 28, 2017 and October 29, 2016 and $2.3 million for each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017, and are restricted in their use as noted above.

Interest Rate Risks

As of October 28, 2017, the Company has approximately $268.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “Amended ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $3.0 million. This hypothetical analysis for the fifty-three weeks ending February 3, 2018 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign-currency-denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exchange rate exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $1.3 million and $6.0 million as of October 28, 2017 and January 28, 2017, respectively. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $3.6 million and $0.5 million as of October 28, 2017 and January 28, 2017, respectively. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $20.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2017. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 28, 2017 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 11, “CONTINGENCIES,” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The Company's risk factors as of October 28, 2017 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F's Annual Report on Form 10-K for Fiscal 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2017 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended October 28, 2017:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
July 30, 2017 through August 26, 2017	460	$9.87	—	6,503,656
August 27, 2017 through September 30, 2017	7,524	$13.02	—	6,503,656
October 1, 2017 through October 28, 2017	4,963	$13.01	—	6,503,656
Total	12,947	$12.91	—	6,503,656

(1)
All of the 12,947 shares of A&F’s Common Stock purchased during the thirteen weeks ended October 28, 2017 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock units.

(2)
No shares were repurchased during the thirteen weeks ended October 28, 2017 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K, dated and filed September 6, 2017 (File No. 001-12107).

10.2	Executive Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co.*
10.3
Second Amendment to Credit Agreement, dated as of October 19, 2017, among Abercrombie & Fitch Management Co., as lead borrower, the other borrowers and guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders (including, as Annex A thereto, the composite Credit Agreement dated as of August 7, 2014, as amended on September 10, 2015 and as further amended on October 19, 2017).* †

10.4
Confirmation, Ratification and Amendment of Ancillary Loan Documents, made as of October 19, 2017, among Abercrombie & Management Co., for itself and as lead borrower for the other borrowers party thereto, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.* †

10.5	Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016.*
10.6
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998).*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 28, 2017 and October 29, 2016; (ii) Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 28, 2017 and October 29, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

†
Certain portions of this exhibit have been omitted based upon a request for confidential treatment, of the confidential information included therein, filed with the Securities and Exchange Commission (the "SEC"). The non-public confidential information has been separately filed with the SEC in connection with that request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 4, 2017	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K, dated and filed September 6, 2017 (File No. 001-12107).

10.2	Executive Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co.*
10.3
Second Amendment to Credit Agreement, dated as of October 19, 2017, among Abercrombie & Fitch Management Co., as lead borrower, the other borrowers and guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders (including, as Annex A thereto, the composite Credit Agreement dated as of August 7, 2014, as amended on September 10, 2015 and as further amended on October 19, 2017).* †

10.4
Confirmation, Ratification and Amendment of Ancillary Loan Documents, made as of October 19, 2017, among Abercrombie & Management Co., for itself and as lead borrower for the other borrowers party thereto, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.* †

10.5	Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016.*
10.6
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998).*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 28, 2017 and October 29, 2016; (ii) Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 28, 2017 and October 29, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

†
Certain portions of this exhibit have been omitted based upon a request for confidential treatment, of the confidential information included therein, filed with the Securities and Exchange Commission (the "SEC"). The non-public confidential information has been separately filed with the SEC in connection with that request.